Form 10-Q
period 1996-03-31
ACE CASH EXPRESS INC/TX
filed 1996-05-13
CIK 849116

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               __________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 0-20774

                            ACE CASH EXPRESS, INC.
            (Exact name of registrant as specified in its charter)

               TEXAS                                         75-2142963
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)


                        1231 GREENWAY DRIVE, SUITE 800
                              IRVING, TEXAS 75038
                   (Address of principal executive offices)

                                (214) 550-5000
             (Registrant's telephone number, including area code)

                                     NONE
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark where the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the receding 12 months (or for such shorter period that he registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
    --------    ---------

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                   Outstanding as of  May 7, 1996
         -----                   ------------------------------

         Common Stock                   4,191,373  shares

                             ACE CASH EXPRESS, INC.


                                                                                           PAGE NO.
PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets as of
            March 31, 1996, and June 30, 1995                                                 3

            Interim Unaudited Consolidated Statements of Earnings for the
            Three Months and Nine Months ended March 31, 1996 and 1995                        4

            Interim Unaudited Consolidated Statements of Cash Flows
            for the Nine Months ended March 31, 1996 and 1995                                 5

            Notes to Interim Consolidated  Financial Statements                               6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                         9

PART II.    OTHER  INFORMATION

Item 1.     Legal Proceedings                                                                14

Item 2.     Changes in Securities                                                            14

Item 3.     Defaults Upon Senior Securities                                                  14

Item 4.     Submission of Matters to a Vote of Security Holders                              14

Item 5.     Other Information                                                                14

Item 6.     Exhibits and Reports on Form 8-K                                                 14


                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                             MARCH 31,       JUNE 30,
                                               1996            1995
                                           ---------------------------
                                           (unaudited)

Cash and cash equivalents                  $ 61,333,286    $49,249,052
Accounts and notes receivable, net            5,327,925      1,633,490
Prepaid expenses                                539,094        427,231
Inventories                                   2,345,647      1,632,779
Property and equipment, net                  18,347,191     15,431,082
Covenants not to compete, net                 2,421,543      2,619,201
Excess of purchase price over fair
  value of assets acquired, net              21,023,705     15,692,106
Other assets, net                             1,528,532        859,436
                                           ------------    -----------
                                           $112,866,923    $87,544,377
                                           ============    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Money order principal payable              $ 36,750,022    $26,478,907
Revolving advances from money order          20,029,895     22,231,583
 supplier
Accounts payable and accrued liabilities     10,085,112      6,408,077
Notes payable                                 2,726,872        564,676
Term advances from money order supplier      17,916,125      9,732,250
Other liabilities                             1,687,090        835,198

Commitments and contingencies

Shareholders' equity
Preferred stock, $1 par value,
 1,000,000 shares authorized,
 none issued and outstanding                          -              -
Common stock, $.01 par value,
 10,000,000 shares authorized,
 4,161,894  and  4,136,916 shares
 issued and outstanding,
 respectively                                    41,619         41,369
Additional paid-in capital                   17,592,083     17,514,025
Retained earnings                             6,038,105      3,738,292
                                           ------------    -----------
     Total shareholders' equity              23,671,807     21,293,686
                                           ------------    -----------
                                           $112,866,923    $87,544,377
                                           ============    ===========

          See notes to the interim consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

                                          THREE MONTHS ENDED MARCH 31,  NINE MONTHS ENDED MARCH 31,
                                          ---------------------------------------------------------
                                              1996           1995           1996           1995
                                          ---------------------------------------------------------
Revenues                                    $20,544,265    $13,123,725    $49,201,996   $34,030,500

Store expenses:
    Salaries and benefits                     5,785,153      3,933,672     15,021,982    10,982,777
    Occupancy                                 2,954,202      2,250,129      8,167,957     6,313,818
    Depreciation                                719,127        532,398      1,989,597     1,497,114
    Other                                     3,480,232      2,543,416      9,588,038     6,835,671
                                            -----------    -----------    -----------   -----------
       Total store expenses                  12,938,714      9,259,615     34,767,574    25,629,380
Region expenses                               1,561,552      1,146,687      4,076,397     3,053,792
Headquarters expenses                         1,558,609        941,129      3,611,259     2,683,883
Franchise expenses                              181,272              -        181,272             -
Other depreciation and amortization             571,536        314,328      1,541,221       880,110
Interest expense (income)                       564,254         78,312      1,238,552       (10,014)
Other expenses                                   60,960          3,937         78,910        22,491
                                            -----------    -----------    -----------   -----------
Income before income taxes                    3,107,368      1,379,717      3,706,811     1,770,858
Income taxes                                  1,180,000        515,000      1,407,000       664,000
                                            -----------    -----------    -----------   -----------
Net income                                  $ 1,927,368    $   864,717    $ 2,299,811   $ 1,106,858
                                            ===========    ===========    ===========   ===========
Earnings per share                                 $.45           $.21           $.54          $.27

Weighted average number of common and
 common equivalents shares outstanding        4,280,717      4,163,710      4,259,550     4,156,421

          See notes to the interim consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
           INTERIM UNAUDITED CONSOLIDATED STATEMENTS  OF CASH FLOWS


                                           NINE MONTHS ENDED MARCH 31,
                                        ------------------------------
                                               1996           1995
                                        ------------------------------
Cash flows from operating activities:
Net income                                 $  2,299,811    $ 1,106,858
   Adjustments to reconcile net income
    to net cash provided
    by operating  activities:
   Depreciation                               2,365,566      1,761,311
   Amortization                               1,190,116        615,913
   Recognition of deferred revenue             (214,722)      (178,000)
   Loss on disposal of property and
    equipment                                    78,910         22,491
   Changes in assets and liabilities:
     Accounts and notes receivable, net       1,142,314        346,700
     Prepaid expenses and other current
      assets                                     29,081        (47,876)
     Inventories                               (667,868)       182,442
     Other assets                            (1,423,783)      (202,069)
     Accounts payable and other
      liabilities                             3,907,565        439,492
                                           ------------    -----------
      Net cash provided by
        operating activities                  8,706,990      4,047,262

Cash flows from investing activities:
   Purchases of property and equipment,
    net                                      (3,154,056)    (2,828,529)
   Acquisition of non-cash net assets of
    Check Express, Inc. (Note 2)             (4,499,081)             -
   Cost of other acquired stores             (3,067,788)    (2,477,743)
                                           ------------    -----------
      Net cash used by investing
       activities                           (10,720,925)    (5,306,272)

Cash flows from  financing activities:
   Net borrowings from money order
    supplier                                  6,700,871      5,593,143
   Term advances from money order
    supplier                                 10,011,253        950,000
   Payments on notes payable                 (1,671,159)      (804,167)
   Payment of term advances from money
    order supplier                           (1,021,104)             -
   Proceeds from stock options exercised         78,308         10,300
                                           ------------    -----------
      Net cash provided by financing
       activities                            14,098,169      5,749,276
                                           ------------    -----------
Net increase in cash and cash
 equivalents                                 12,084,234      4,490,266
Cash  and cash equivalents, beginning
 of period                                   49,249,052     36,535,352
                                           ------------    -----------
Cash and cash equivalents, end of period   $ 61,333,286    $41,025,618
                                           ============    ===========

Supplemental disclosures of cash flows
 information:
Cash paid for:
   Interest                                $    360,730    $    26,192
   Income taxes (refund)                         43,860       (273,529)
Supplemental schedule of non-cash
 investing activities:
   Liabilities incurred in connection      $    156,000    $ 1,740,665
    with acquired stores

          See notes to the interim consolidated financial statements.

                            ACE CASH EXPRESS, INC.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

   The accompanying condensed unaudited interim consolidated financial statements of Ace Cash Express, Inc. (the "Company" or "ACE") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Although management believes that the disclosure is adequate to prevent the information from being misleading, the interim consolidated financial statements should be read in conjunction with the Company's audited financial statements in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Company management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

   Certain prior period accounts have been reclassified to conform to the current year's presentation.

PRINCIPLES OF  CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. See Note 2. All significant intercompany accounts and transactions have been eliminated.

OPERATIONS

   Ace Cash Express, Inc. was incorporated under the laws of the State of Texas in March 1982. The Company operates in one business segment and provides check cashing, money order, wire transfer, loans and other transactional services to customers for a fee. As of March 31, 1996, the Company owned and operated 530 stores in 18 states and the District of Columbia and had 164 additional franchised stores in twelve additional states.

FRANCHISE ACCOUNTING

   The Company includes franchise fees in revenues. See Note 2. Franchise fees include initial, territory, and future optional store fees, as well as continuing franchise fees ("royalty fees") and research and development fees. The Company offers both nonexclusive and exclusive franchise arrangements.

   Initial fees are recognized when the Company has provided substantially all its initial services in accordance with the franchise agreements. Generally, this occurs when the related sites have been approved or identified and the franchisee has completed the training required by the Company. Related direct costs, primarily sales commissions, are deferred until revenue is recognized. Royalty fees are recognized as revenues as they are earned under the franchise agreements.

   Cash payments received under franchise agreements prior to the completion of the earnings process are deferred until all initial services are performed.

INSTALLMENT NOTES RECEIVABLE AND INTEREST INCOME RECOGNITION

   The Company, through its wholly owned subsidiary, Check Express Finance, Inc., purchases installment notes receivable originated by selected used automobile dealers ("auto loans") at a discount. These auto loans are collateralized by the automobile, and the Company has recourse agreements in place with the dealers such that repossession and resale of the collateral supporting non-performing loans is the responsibility of the dealers. The Company currently purchases these auto loans primarily from two automobile dealers located in Central Florida.

   These auto loans are recorded at the remaining balance of payments due, less
the unearned portion of the discount.   At March 31, 1996, the auto loans
consist of $4,544,000, less purchase discounts of $1,338,000 and an allowance for doubtful accounts of $330,000.

   Interest income and discount amortization is recognized on a basis approximating the interest method as payments are received. Net operations of the finance company since its acquisition on February 1, 1996, are included in revenues in the consolidated statements of earnings.


2. ACQUISITION

   On February 1, 1996, the Company acquired all the outstanding common stock of Check Express, Inc. ("Check Express") for approximately $6.1 million, plus related expenses of approximately $450,000. In connection with the acquisition, the Company assumed $2,764,000 of the existing notes payable to banks and other creditors. Check Express owned and operated 29 stores in Florida, Indiana and Washington. In addition, through two wholly owned Check Express subsidiaries, Check Express USA, Inc. and Check-X-Change Corporation, ACE became the largest franchisor of check cashing stores in the United States, with 164 franchised stores in 26 states as of March 31, 1996. ACE is currently in the process of updating its franchise offering material and plans to begin offering franchises in all areas of the country by the end of the fiscal year.

   The Check Express acquisition was accounted for using the purchase method of accounting. Operations for the period from February 1, 1996, to March 31, 1996, are included in ACE's consolidated results of operations for the quarter ended March 31, 1996. The components of cash used in connection with the Check Express, Inc. acquisition are as follows (in thousands):

      Working capital, other than cash                      $ (3,036)
      Property and equipment                                  (1,391)
      Other assets                                               (89)
      Excess of purchase price over net assets acquired       (3,117)
      Notes payable and capital leases                         2,871
      Noncurrent liabilities                                     263
                                                            --------
        Total cash used                                     $ (4,499)
                                                            ========

   The excess of purchase price over the fair value of net assets acquired has been allocated on an individual basis to the 29 company-owned stores added in the transaction. Company management annually evaluates the useful life of the excess of purchase price over fair value, its carrying value and expected benefits in relation to the results of operation on a store by store basis.

3. SUBSEQUENT EVENTS

   In April 1996, the Company signed an engagement letter with an investment banking firm to assist the Company in a private placement of debt securities of up to $20 million. Management plans to use the net proceeds from the proposed placement to pay down the Company's outstanding term advances from the money order supplier and for general corporate purposes. The term advances were originally used to assist in financing the Company's acquisitions and new store growth. The term advances currently have an outstanding balance of approximately $17.9 million and, once paid, may be reborrowed by the Company for expansion and acquisition of new stores.

   In addition, the Company reached an agreement in principle with MoneyGram, its current provider of money transfer services, for an extension of its current agreement for two years to December 31, 2000. In connection with this extension, MoneyGram would pay the Company a signing bonus of $2,000,000 upon execution of the definitive agreement, provide future incentives for opening new MoneyGram service locations and make certain other payments. The signing bonus would be recognized as revenue over the term of the agreement. This extension and signing bonus are subject to completion and execution of the definitive agreement by both parties.

                         SUPPLEMENTAL STATISTICAL DATA

                                         Three months ended     Nine months ended
                                              March 31,             March 31,            Year ended June 30,
                                      --------------------------------------------------------------------------
COMPANY OPERATING DATA:                   1996        1995       1996       1995       1995      1994      1993
                                      --------------------------------------------------------------------------
Stores in operation:
   Beginning of period                       466        388         452       343        343       276       220
   Acquired                                   60          9          64        39         77        32        16
   Opened                                      7          7          21        26         40        47        47
   Closed                                     (3)        (1)         (7)       (5)        (8)      (12)       (7)
                                          ------     ------      ------    ------    -------    ------    ------
End of period                                530        403         530       403        452       343       276
                                          ======     ======      ======    ======    =======    ======    ======

Percentage increase in comparable
  store revenues from prior period:
Exclusive of tax-related revenues(1)         7.5%       4.4%        4.4%      2.9%       2.9%      1.3%      8.4%
  Total(2)                                  15.4%      (9.0%)       7.8%     (2.2%)      1.6%      1.0%      7.8%

Capital expenditures (in
  thousands)                              $1,414     $1,008      $3,154    $2,806    $ 4,187    $4,367    $3,465
Cost of acquired stores (in
  thousands)                              $8,805     $  845      $9,297    $4,218    $14,000    $4,846    $  941
- - ----------------------------------------------------------------------------------------------------------------

OPERATING DATA:

Face amount of checks cashed (in
  millions)                               $  620     $  411      $1,569    $1,126    $ 1,567    $1,309    $1,131
Face amount of money orders sold
  (in millions)                           $  409     $  316      $1,111    $  891    $ 1,213    $1,042    $  872

Face amount of money orders sold
  as a percentage of the face
  amount of checks cashed                   66.0%      76.8%       70.8%     79.1%      77.4%     79.6%     77.0%
Face amount of average check              $  313     $  294      $  287    $  279    $   284    $  286    $  282
Average fee per check                     $ 7.96     $ 7.15      $ 6.82    $ 6.58    $  6.79    $ 6.94    $ 6.72
Number of checks cashed (in
  thousands)                               1,980      1,398       5,471     4,039      5,516     4,585     4,007
Number of money orders sold (in
  thousands)                               3,111      2,410       8,650     6,853      9,334     8,266     7,233
- - ----------------------------------------------------------------------------------------------------------------

COLLECTIONS DATA:

Face amount of returned checks
  (in thousands)                          $2,191     $1,590      $6,318    $4,739    $ 6,206    $5,196    $3,721
Collections (in thousands)                 1,280        941       3,745     2,898      3,786     3,304     2,542
                                          ------     ------      ------    ------    -------    ------    ------
Net write offs (in thousands)             $  911     $  649      $2,573    $1,841    $ 2,420    $1,892    $1,179
                                          ======     ======      ======    ======    =======    ======    ======
Collections as a percentage of
  returned checks                           58.5%      59.2%       59.3%     61.2%      61.0%     63.6%     68.3%
Net write-offs as a percentage of
  revenues                                   4.4%       4.9%        5.2%      5.4%       5.1%      4.7%      3.6%
Net write-offs as a percentage of
  the face amount of checks cashed           .15%       .16%        .16%      .16%       .15%      .14%      .10%


(1) Change in revenues computed excluding electronic tax filing and tax refund check cashing for both periods compared.
(2) Calculated based on the changes in revenues of all stores open for both of the full year and nine month period compared.

                                PART I. ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE ANALYSIS                           THREE MONTHS ENDED MARCH 31,                   NINE MONTHS ENDED MARCH 31,
- - ------------------------------------------------------------------------------------------------------------------------------
                              ($ in thousands)    (Percentage of Total)    ($ in thousands)    (Percentage of revenues)
                             --------------------------------------------------------------------------------------------
                                1996        1995         1996        1995       1996        1995        1996      1995
                             --------------------------------------------------------------------------------------------
Check fees                    $11,259     $ 7,967        54.8%       60.7%     $32,510     $24,413      66.1%     71.7%
Tax check fees                  4,511       2,050        22.0        15.6        4,788       2,176       9.7       6.4
Money transfer services         1,085         425         5.3         3.2        3,068       1,217       6.2       3.6
Loan fees and interest            651         190         3.2         1.4        1,552         313       3.2       0.9
Money order sales                 642         532         3.1         4.1        1,759       1,548       3.6       4.5
New customer fees                 392         232         1.9         1.8          957         540       1.9       1.6
Bill payment services             376         211         1.8         1.6          939         540       1.9       1.6
Electronic tax filings            301         537         1.5         4.1          313         547       0.6       1.6
Franchise fees                    246           -         1.2           -          246           -       0.5         -
Food stamp distribution           181         464         0.9         3.5          658       1,250       1.3       3.7
Other fees                        900         516         4.4         3.9        2,412       1,487       4.9       4.4
                              -------     -------       -----       -----      -------     -------     -----     -----
Total revenue                 $20,544     $13,124       100.0%      100.0%     $49,202     $34,031     100.0%    100.0%
                              =======     =======       =====       =====      =======     =======     =====     =====

Average revenue per store       $41.3       $33.2                               $100.2       $91.3

                              QUARTER COMPARISONS

Revenues increased $7.4 million, or 56%, from $13.1 million in the third quarter of the last fiscal year to $20.5 million in the third quarter of fiscal 1996. This revenue growth resulted, in part, from a $1.8 million, or 15.4%, increase in comparable store revenues (330 stores). The balance of the increase came from stores which were opened or acquired after June 30, 1994, and were therefore not open for both of the full periods compared. The number of open stores increased by 127, or 32%, from 403 stores open at March 31, 1995, to 530 stores open at March 31, 1996. The increase in total check cashing fees accounted for 77.6% of the total revenue increase. Check cashing fees increased $5.8 million, or 57.4%, from the $10.0 million in the third quarter of the last fiscal year to $15.8 million in the third quarter of fiscal 1996. This increase resulted from a 41% increase in the total number of checks cashed, plus a 9.6% increase in the average fee per check realized by the Company. Such fee increase relates primarily to an increase in the average check size due to the seasonal effects of tax refund checks. Food stamp distribution revenues decreased $283,000, or 61%, principally as a result of the termination of food stamp distribution contracts in Texas due to the full implementation of electronic distribution of those benefits. Money transfer services increased $660,000, or 155%, principally as a result of the acquisition of 31 stores in Arizona in June 1995 and overall increased volume in the MoneyGram network. Franchise fees in the third quarter of fiscal 1996 are franchise royalties and fees from the Check Express and Check-X-Change franchisees which commenced with the Check Express, Inc. acquisition on February 1, 1996. Loan fees and interest increased $461,000, or 242%, as a result of increased volume of the Company's small loan program, currently offered in 137 owned stores in 11 states.

                            NINE MONTH COMPARISONS

Revenues increased $15.2 million, or 44.6%, from $34.0 million in the first nine months of the last fiscal year to $49.2 million in the first nine months of fiscal 1996. This revenue growth resulted, in part, from a $2.5 million, or 7.8%, increase in comparable store revenue (330 stores). The balance of the increase, $12.7 million, came from stores which were opened or acquired after June 30, 1994, and were therefore not open for both of the full periods compared. The increase in total check cashing fees accounted for 70.6% of the total revenue increase. Check cashing fees increased $10.7 million, or 40.3%, from $26.6 million in the first nine months of the last fiscal year to $37.3 million in the first nine months of fiscal 1996. This increase resulted from a 35% increase in the total number of checks cashed, and from a 2.7% increase in the average fee per check realized by the Company. Such fee increase relates primarily to an increase in the average check size due to the seasonal effects of tax refund checks.

Food stamp distribution revenues decreased $592,000, or 47%, principally as a result of the termination of food stamp distribution contracts in Texas due to the full implementation of electronic distribution of those benefits. Money transfer services increased $1.9 million, or 152%, principally as a result of the acquisition of 31 stores in Arizona in June 1995 and overall increased volume in the MoneyGram network. Franchise fees in the first nine months of fiscal 1996 related to franchise royalties and fees from the Check Express and Check-X-Change franchisees, which commenced with the Check Express, Inc. acquisition on February 1, 1996. Loan fees and interest increased $1.2 million, or 396%, as a result of the increased volume of the Company's small loan program.


STORE EXPENSE ANALYSIS
                                          THREE MONTHS ENDED MARCH 31,                  NINE MONTHS ENDED MARCH 31,
- - ----------------------------------------------------------------------------------------------------------------------------
                                      ($ in thousands)    (Percentage of Total)    ($ in thousands)    (Percentage of revenues)
                                 -------------------------------------------------------------------------------------------
                                     1996        1995         1996        1995     1996          1995       1996      1995
                                 -------------------------------------------------------------------------------------------
Salaries and benefits               $ 5,785     $3,934        28.2%       30.0%   $15,022       $10,983     30.5%     32.3%
Occupancy                             2,954      2,250        14.4        17.1      8,168         6,314     16.6      18.6
Armored and security                    734        615         3.6         4.7      2,129         1,743      4.3       5.1
Returned checks and cash shorts       1,257        972         6.1         7.4      3,663         2,607      7.4       7.7
Loan losses                             103         13         0.5         0.1        282            22      0.6       0.1
Depreciation                            719        532         3.5         4.1      1,990         1,497      4.0       4.4
Other                                 1,387        944         6.8         7.2      3,514         2,464      7.1       7.2
                                    -------     ------        ----        ----    -------       -------     ----      ----
Total store expense                 $12,939     $9,260        63.0%       70.6%   $34,768       $25,630     70.7%     75.3%
                                    =======     ======        ====        ====    =======       =======     ====      ====

Average per store expense             $26.0      $23.4                              $70.8        $68.8

                              QUARTER COMPARISONS

Store expenses increased $3.7 million, or 39.7% in the third quarter of fiscal 1996 over the third quarter of the last fiscal year. Store expenses decreased as a percentage of revenues, from 70.6% in the third quarter of the last fiscal year to 63.0% in the third quarter of fiscal 1996. Salaries and benefits expenses and occupancy costs increased 47% and 31%, respectively, primarily as a result of the increased number of stores in operation.
Returned checks, net of collections, and cash shortages increased $285,000, or 29%, in the fiscal 1996 quarter, as compared to the same quarter in the last fiscal year, principally as a result of the increased number of stores. Returned checks net of collections, and cash shortages decreased as a percentage of revenues to 6.1% in the fiscal 1996 quarter, from 7.4% in the fiscal 1995 quarter, primarily as a result tax-related revenue growth.

Loan losses increased $90,000 in the third quarter of fiscal 1996, as compared to the third quarter of the last fiscal year, as a result of the increased volume of loans made.

                            NINE MONTH COMPARISONS

Store expenses increased $9.1 million, or 35.7%, from the first nine months of the last fiscal year to the first nine months of fiscal 1996. Store expenses decreased as a percentage of revenues, from 75.3% in the first nine months of the last fiscal year to 70.7% in the first nine months of fiscal 1996.
Salaries and benefits expenses and occupancy costs increased primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $1.1 million, or 40.5%, in the first nine months of the last fiscal year to the first nine months of fiscal 1996. Returned checks net of collections, and cash shortages decreased as a percentage of revenues from 7.7% in the first nine months of fiscal 1995 period to 7.4% in the first nine months of fiscal 1996.

Loan losses increased $260,000 in the first nine months of fiscal 1996, as compared to the first nine months of the last fiscal year, as a result of the increased volume of loans made.


OTHER EXPENSE ANALYSIS                   THREE MONTHS ENDED MARCH 31,         NINE MONTHS ENDED MARCH 31,
- - ---------------------------------------------------------------------------------------------------------------------------------
                                   ($ in thousands)  (Percentage of Total) ($ in thousands)  (Percentage of revenues)
                                 -----------------------------------------------------------------------------------------
                                    1996       1995     1996    1995      1996       1995     1996    1995
                                 -----------------------------------------------------------------------------------------
Region expenses                    $1,562     $1,147     7.6%    8.7%    $4,076     $3,054     8.3%     9.0%
Headquarters expenses               1,559        941     7.6     7.2      3,611      2,684     7.3      7.9
Franchise expenses                    181          -     0.9       -        181          -     0.4        -
Other depreciation and
 amortization                         572        314     2.8     2.4      1,541        880     3.1      2.6
Interest expense (income)             564         78     2.7     0.6      1,238        (10)    2.5        -
Other expense                          60          4     0.3       -         79         22     0.2      0.1


                              QUARTER COMPARISONS
Region Expenses

Region expenses increased $415,000, or 36%, in the third quarter of fiscal 1996 over the third quarter of the last fiscal year, principally as a result of the addition of region personnel serving the expanded Southwest region and the new Florida region, including additional operations support personnel. Region expenses decreased as a percentage of revenues, from 8.7% in the third quarter of the last fiscal year to 7.6% in the third quarter of fiscal 1996.

Headquarters Expenses

Headquarters expenses increased $618,000, or 66%, in the third quarter of fiscal 1996 over the third quarter of the last fiscal year, principally as a result of increased salaries and benefits, including $385,000 provided for management bonuses, and increased rent expenses for expanded headquarters office space.
No management bonuses were provided in fiscal 1995. Headquarters expenses increased as a percentage of revenues from 7.2% in the third quarter of the last fiscal year to 7.6% in the third quarter of fiscal 1996.

Franchise Expenses

Franchise expenses consist primarily of salaries of the franchise support and sales personnel and allocated occupancy costs since the acquisition of Check Express, Inc. on February 1, 1996.

Other Depreciation and Amortization

Other depreciation and amortization increased $258,000, or 82%, in the third quarter of fiscal 1996 from the third quarter of the last fiscal year, principally due to increased amortization of intangibles related to the 102 stores acquired since the third quarter of fiscal 1995.

Interest Expense

Interest expense, net of interest income, increased $ 486,000, or 620%, in the third quarter of fiscal 1996 as compared to the third quarter of the last fiscal year. This increase was principally the result of increased borrowings as term advances from the money order supplier used to finance store acquisitions, including the acquisition of Check Express, Inc. Long-term borrowings bear interest at prime plus one percent, currently 9.25%.

Other Expense

Other expense was $60,000 in the third quarter of fiscal 1996 as compared to $4,000 in the third quarter of the last fiscal year. These consist of store closing costs.

Income Taxes

A total of $1,180,000 was provided for income taxes in the third quarter of fiscal 1996, up from $515,000 in the third quarter of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes.

                            NINE MONTH COMPARISONS
Region Expenses

Region expenses increased $1.0 million, or 33.5%, in the nine month period of fiscal 1996 over the comparable nine month period of fiscal 1995, principally as a result of addition of region personnel in the expanded Southwest region and new and Florida region, including additional operations support personnel. Region expenses decreased as a percentage of revenues, from 9.0% in first nine months of fiscal 1995 to 8.3% in the first nine months of fiscal 1996.

Headquarters Expenses

Headquarters expenses increased $927,000, or 35%, in the first nine months of fiscal 1996 over the first nine months of fiscal 1995, principally as a result of increased salaries and benefits, including $385,000 provided for management bonuses, and additional rental expenses for additional headquarters office space. No management bonuses were provided in fiscal 1995. Headquarters expenses decreased as a percentage of revenues, from 7.9% in the first nine months of fiscal 1995 to 7.3% in the first nine months of fiscal 1996, consistent with management's intent to limit headquarters expenses growth to less than the revenue growth rate.

Other Depreciation and Amortization

Other depreciation and amortization increased $661,000, or 75%, in the first nine months of fiscal 1996 over the first nine months of fiscal 1995, principally due to increased amortization of intangibles related to additional acquired stores.

Interest Expense

Interest expense, net of interest income, increased $1,238,000 in the first nine months of fiscal 1996 over the first nine months of the last fiscal year. This increase was principally the result of an increase in term borrowings used to finance store acquisitions. Long-term borrowings bear interest at prime plus one percent, currently 9.25%.

Other Expense

Other expense was $79,000 in the nine first months of fiscal 1996 as compared to $22,000 in the first nine months period of the last fiscal year. These consist of store closing costs.

Income Taxes

A total of $1,407,000 was provided for income taxes in the first nine months of fiscal 1996, up from $664,000 in the first nine months of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes.


BALANCE SHEET VARIATIONS

Certain balance sheet accounts of the Company vary as a result of seasonal and day to day requirements resulting from maintaining cash for the cashing of checks, receipts of cash from the sale of money orders, and remittances on money orders sold. For the nine months ended March 31, 1996, cash and cash equivalents and money order principal payable increased principally as a result of the increase in the number of stores operated, from 452 at June 30, 1995, to 530 at March 31, 1996, and the timing of scheduled remittances of money orders.

Property and equipment and the excess purchase price over the fair value of net assets acquired increased $2,916,000 and $5,332,000 respectively, as a result of the 64 stores acquired and the 21 stores opened during the nine months ended March 31, 1996, offset by related depreciation and amortization.

Term advances from the Money Order Supplier increased by $8,184,000 for the nine months ended March 31, 1996. This change is comprised of advances of $10,011,000 to fund new and acquired stores, less payments of $1,671,000. Other liabilities increased by $852,000 during the nine month period ended March 31, 1996, principally as a result of the deferred income related to a total of $1,289,000 advance payments from the money transfer supplier, less related amortization of $215,000.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 1996 and 1995, the Company had net cash provided by operating activities of $8,707,000 and $4,025,000, respectively. During the nine months ended March 31, 1996 and 1995, the Company used $3,154,000 and $2,806,000, respectively, for purchases of property and equipment related to new stores and other capital expenditures.

Net cash provided by financing activities for the nine months ended March 31, 1996 and 1995, were $14,098,000 and $5,749,000, respectively. During the nine months ended March 31, 1996 and 1995, advances from the Money Order Supplier to finance current operations decreased $2,200,000, principally as a result of normal variations in remittance dates for money orders.

Total capital expenditures for the nine months ended March 31, 1996 and 1995, were $3,154,000 and $2,806,000, respectively. Capital expenditures, exclusive of acquisitions, are principally related to new store openings and capital expenditures at existing stores.

For the nine months ended March 31, 1996, the Company obtained a total of $10,011,000 in advances under the Revolving Advance Commitment provisions of the Company's agreement with the Money Order Supplier ("Term Advances"). The repayment terms of each Term Advance call for the principal amount to be paid in equal monthly installments on a 60-month amortization through December 1998 when the remaining principal is due. In February, 1996, the Company and the Money Order Supplier agreed to increase the existing maximum amount of Term Advances from $15.0 million to $18.5 million. As of March 31, 1996, $17.9 million was outstanding under this borrowing facility. Interest is at the prime rate, plus one percent, which currently totals 9.25%.

In April 1996, the Company signed an engagement letter with an investment banking firm to assist the Company in a private placement of debt securities of up to $20 million. Management plans to use the net proceeds from the proposed placement to pay down the Company's outstanding term advances from the money order supplier and for general corporate purposes. The term advances were originally used to assist in financing the Company's acquisitions and new store growth. The term advances currently have an outstanding balance of approximately $17.9 million and, once paid, may be reborrowed by the Company for expansion and acquisition of new stores.

In addition, the Company reached an agreement in principle with MoneyGram, its current provider of money transfer services, for an extension of its current agreement for two years to December 31, 2000. In connection with this extension, MoneyGram would pay the Company a signing bonus of $2,000,000 upon execution of the definitive agreement, provide future incentives for opening new MoneyGram service locations and make certain other payments. The signing bonus would be recognized as revenue over the term of the agreement. This extension and signing bonus are subject to completion and execution of the definitive agreement by both parties.

OPERATING TRENDS

Tax Filing Season

In fiscal 1995, there was a substantial delay in the Company's tax-related revenues due to changes in policies by the Internal Revenue Service which affected the timing of tax return processing and issuance of refunds. Fiscal 1996 followed a more historical sequence of processing and, consequently, the Company experienced increases in the number of tax checks cashed and an increase in the average tax refund amount. This benefited the quarter ended March 31, 1996, as compared to the comparable quarter in the last fiscal year. As a result, Company management believes fourth quarter tax revenues will be approximately 70-80% of the fourth quarter of fiscal 1995 tax revenues of $2,304,000.

Seasonality

The Company's business is seasonal because of the impact of cashing tax refund checks and two other tax-related services--electronic tax filing and processing applications for refund anticipation loan. In addition, results of operations depend significantly upon the timing and amount of revenues and expenses associated with the acquisition and addition of new stores.

IMPACT OF INFLATION

The Company believes that the results of its operations are not dependent upon the levels of inflation.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
 None

ITEM 2. CHANGES IN SECURITIES
 None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
 None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS
 None

ITEM 5. OTHER INFORMATION
 None

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

   (a) Exhibits

        10.15 Sixth Amendment to Lease Agreement dated February 1, 1996, between the Company and Greenway Tower Joint Venture.

   (b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K during the quarter ended March 31, 1996 and an amendment thereto on Form 8-K/A subsequent to the quarter ended March 31, 1996 as follows:

      The Company filed the Report dated February 1, 1996, on February 16, 1996. The Items reported were:

         Item 2   -   Acquisition or Disposition of Assets

         Item 7   -   Financial Statements and Exhibits - Historical
                      consolidated financial statements of Check Express, Inc.
                      and its wholly owned subsidiaries for the year ended
                      December 31, 1994 (audited) and nine months ended
                      September 30, 1995 (unaudited). The Company committed to file combined pro forma financial statements of the Company by amendment within 60 days.

      The Company filed the amendment to the Report on April 11, 1996. The Item reported was:

         Item 7 - Financial Statements and Exhibits

         a)   Historical financial statements were incorporated by reference.

         b) Pro Forma Financial Statements - unaudited pro forma financial statements of the Company reflecting the acquisition, including the unaudited pro forma balance sheet as of December 31, 1995 and the unaudited pro forma statements of operations for the six months ended December 31, 1995, and the year ended June 30, 1995.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          ACE CASH EXPRESS, INC.
                                                          ----------------------

May 14, 1996
                                                        By: /s/ Thomas E. Larson
                                                   Senior Vice President-Finance
                                                    (Duly authorized officer and
                                                   principal financial and chief
                                                             accounting officer)