Form 10-K
period 1996-06-30
ACE CASH EXPRESS INC/TX
filed 1996-09-27
CIK 849116

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K

        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                      OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM ___TO___

                        COMMISSION FILE NUMBER 0-20774

                            ACE CASH EXPRESS, INC.
            (Exact name of registrant as specified in its charter)
                      TEXAS                              75-2142963
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)



1231 GREENWAY DRIVE, SUITE 800
IRVING, TEXAS                                               75038
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)
      (Registrants telephone number, including area code)  (972) 550-5000

          Securities registered pursuant to Section 12(b) of the Act:
                                                           NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                          ON WHICH REGISTERED
- -------------------                                        ---------------------
                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:

Common Stock,  $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
                                        -------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of September 6, 1996, 4,219,174 shares of Common Stock were outstanding. As of such date the aggregate market value of voting stock (based upon the last reported sales price in the NASDAQ National Market System) held by nonaffiliates of the registrant was approximately $35,584,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the Registrants definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I
ITEM 1.   BUSINESS

GENERAL

  ACE Cash Express, Inc. ("ACE" or the "Company") is the largest owner and operator, and one of the largest franchisors of check cashing stores in the United States. At September 6, 1996, the Company has a total network of over 680 stores in 29 states, including 570 Company-owned stores. The Company's growth strategy is to combine acquisitions, new store openings and franchising in new and existing markets and to develop new products for introduction into the existing store base. The Company has the general objective to have the largest number of check cashing stores in each of its markets, and management believes that it has attained this objective in 19 of its 40 markets. ACE intends to open 30 to 40 new stores primarily in its existing markets during its fiscal year ending June 30, 1997.

  ACE stores offer check cashing services and other retail financial services at competitive rates in clean, convenient settings. Services include cashing payroll checks, government checks and insurance drafts; selling American Express Money Orders; providing money transfer services using the MoneyGram network; electronic filing of federal income tax returns; and processing the related tax refund anticipation loans for customers from third party lenders. Many Company-owned stores also offer bill payment services, lottery and lotto tickets, small consumer loans and other retail financial services.

INDUSTRY OVERVIEW

  Industry sources indicate there are approximately 5,500 check cashing stores nationally and that there are three other check cashing companies operating over 100 stores and three companies operating between 50 and 100 stores. The remaining check cashing companies operate under 50 stores, with the majority of companies operating fewer than 10 stores.

  The Company believes that it and other check cashing companies that grew during the last decade did so by offering services that banks do not fully provide, at locations and during hours that are more convenient than those traditionally offered by banks. Unlike many banks, check cashing stores are willing to assume the risk that checks they cash will "bounce." For instance, it is not unusual for a bank to refuse to cash a check for a customer who does not maintain a deposit account with the bank and to require its depositors to maintain sufficient funds in an account to cover a check to be cashed or wait several days for the check to clear. As a result, the Company believes check cashing stores provide an attractive alternative to customers without bank accounts or with relatively small account balances. Although these customers might save money by depositing their checks in a bank and waiting for them to clear, many prefer paying a fee in order to take advantage of the convenience and the availability of immediate cash offered by check cashing stores.

  The core business of check cashing stores is generally cashing checks for a fee. These fees are intended to provide the check casher with a profit after covering operating expenses, including any interest expense incurred by the check casher on the funds advanced to customers between the time checks are cashed and the time the checks clear through the banking system. The risk a check cashing store assumes upon cashing a check is that the check will be uncollected because of insufficient funds, stop payment orders or fraud. In order to minimize this risk and the losses associated with uncollected checks, many check cashing stores cash only payroll or government entitlement checks or charge higher fees or have stricter approval procedures for cashing personal checks. ACE does not promote the cashing of personal checks in its stores. For the fiscal year ended June 30, 1996, less than 1% of the checks cashed by the Company were one-party personal checks.

  In addition to check cashing services, most check cashing stores offer customers a range of other services, including money orders and wire transfers of cash. Some check cashing stores also offer lottery and lotto tickets, public transportation passes, income tax preparation, copying and fax transmission services, travelers checks and postage stamps; distribute welfare payments and food stamps; and offer bill payment service.

  The Company believes that the deregulation of the banking and savings-and-loan industry has increased the role played by check cashing stores in providing basic financial transaction services to low and middle-income customers. At the same time, the Company believes that competition and regulatory scrutiny and complexity are contributing to consolidation of the industry. The Company's strategy is to position itself to benefit from the consolidation of the industry and from the competitive advantages that it believes are available to large operators and franchisors of check cashing stores.

GROWTH STRATEGY

  ACE's growth strategy is to combine acquisitions and new store openings with the objective to have the largest number of check cashing stores in each of its markets. The Company believes that it has achieved this objective in 19 of its 40 markets. Prior to fiscal 1995, ACE generally limited its markets to major metropolitan areas with a minimum population over 500,000. ACE now defines its target markets as cities of 100,000 or more. The Company has expanded from 98 stores in five metropolitan areas as of June 30, 1988, to 544 stores in 40 market areas as of June 30, 1996. In fiscal 1996, the Company opened 33 stores, acquired 69 stores (49 of which were in seven new markets) and closed ten stores. The Company currently anticipates that it will open 30 to 40 new stores in existing markets and close approximately seven stores during the fiscal year ending June 30, 1997.

  The following table illustrates the development of Company-owned stores since 1990 by showing the number of stores open in each market area at the end of each of the indicated periods:


                                                COMPANY-OWNED STORES
                                       ----------------------------------------
                                                       JUNE 30,
                                       ----------------------------------------
MARKET AREA                            1996  1995  1994  1993  1992  1991  1990
                                       ----  ----  ----  ----  ----  ----  ----
TEXAS:
Dallas/Fort  Worth/East Texas           112   103    98    91    83    76    68
Houston                                  72    60    55    50    40    35    35
San Antonio/Austin                       28    24    23    20    18    17    14

COLORADO:
Denver                                   28    27    21    23    23    21    23
Colorado Springs/Pueblo                  13    12     9     9     9     7     8

MARYLAND/WASHINGTON,D.C./VIRGINIA:
Baltimore/Washington,D.C./
 Alexandria/Roanoke/Lynchburg            74    71    62    49    35    25    15

GEORGIA:
Atlanta/Albany/Augusta/Macon/
Savannah                                 47    49    42    15     2    --    --

LOUISIANA:
New Orleans/Baton Rouge                  19    19    14    14     7    --    --

ARIZONA:
Phoenix/Tucson                           46    37     4     5     3    --    --

NORTH & SOUTH CAROLINA:
Charlotte/Charleston/Columbia/
Greenville/Spartanburg/Orangeburg        16    15    11    --    --    --    --

OHIO:
Cleveland                                 8     7     4    --    --    --    --

OKLAHOMA:
Oklahoma City                            12    12    --    --    --    --    --

NEW MEXICO:
Albuquerque                               7     7    --    --    --    --    --
ARKANSAS:
Little Rock                               6     4    --    --    --    --    --

MISSOURI:
St. Louis                                 3     3    --    --    --    --    --

TENNESSEE:
Memphis                                   5     2    --    --    --    --    --

FLORIDA:
Jacksonville/Orlando/Palm Beach/Tampa    38    --    --    --    --    --    --

WASHINGTON:
Seattle                                   6    --    --    --    --    --    --

INDIANA:
Indianapolis                              4    --    --    --    --    --    --
                                       ----  ----  ----  ----  ----  ----  ----
TOTAL                                   544   452   343   276   220   181   163
                                       ====  ====  ====  ====  ====  ====  ====

  Acquisitions. Of the ACE stores currently in operation, 207 were acquired since January 1987. The Company acquired 69 of these stores in 12 separate transactions during fiscal 1996 for an aggregate consideration of $14,432,000. The Company believes its experience with acquisitions permits it to successfully integrate additional acquisitions. The Company presently intends to continue searching for strategic opportunities in both existing and new markets.

FRANCHISE OPERATIONS

  With the acquisition of Check Express, Inc. and its wholly-owned franchising subsidiaries in February 1996, the Company became one of the largest franchisors of check cashing stores in the U.S. As of September 6, 1996, the Company had 112 franchise stores open and operating in 23 states, located as follows:

                                             Number
                                            of stores
                                            ---------
                       California               24
                       Florida                  20
                       Texas                    12
                       Georgia                   8
                       Oregon                    6
                       Ohio                      4
                       North Carolina            4
                       Tennessee                 4
                       Virginia                  4
                       Wisconsin                 3
                       Other states (13)        23
                                               ---
                          Total                112
                                               ===

ACE has created a new division, the ACE Franchise Group, to service and market new ACE franchises. During June 1996, the Company updated its franchise offering materials and in July began active marketing efforts. To capitalize on ACEs name recognition and industry stature, only ACE franchises are being offered in the future. ACE franchises are being marketed through a commissioned sales force, supplemented by newspaper, trade journals and other advertising media.

The Company intends to continue its expansion through the sale of new franchises and the opening of additional units under existing franchise agreements. The Company is actively marketing several types of Ace Cash Express franchises depending on the style of business being conducted. These include a standard store franchise, a store-within-a-store (kiosk) franchise, and a conversion franchise that permits an existing check cashing business to convert to an ACE franchisee.

CUSTOMERS AND SERVICES

  Management believes the Company's core customer group is comprised primarily of individuals between the ages of 18 and 49 who rent their house or apartment and hold jobs such as clerical workers, craftsmen and laborers. These customers tend to change jobs and residence more often than average, have annual family incomes under $35,000, in many cases pay their bills with money orders and prefer the availability of immediate cash provided by cashing checks at the Company's stores.

  The following table reflects the major categories of services that ACE currently offers to its customers and the revenues (in thousands) from these services for the indicated fiscal years:

   REVENUE CATEGORY             1996      1995      1994      1993      1992
   ----------------           --------  --------  --------  --------  --------
   Check cashing               $51,327   $37,488   $31,828   $26,927   $21,880
   Money transfers               4,740     1,775     1,155       545       425
   Loan fees and interest        2,462       597       164        49        --
   Money orders                  2,413     2,089     1,800     1,437     1,119
   New customer fees             1,338       806       504       416       308
   Bill payment services         1,320       819       425       455       346
   Food stamp distribution         789     1,684     1,155       728       477
   Franchise revenues              633        --        --        --        --
   Electronic tax filing           402       533     1,065       824       613
   Other fees                    3,535     1,999     1,806     1,285       833
                               -------   -------   -------   -------   -------
   Total                       $68,959   $47,790   $39,902   $32,666   $26,001
                               =======   =======   =======   =======   =======

  Check cashing. ACE's primary business is cashing checks for a fee. The principal type of check the Company cashes is a payroll check. The Company also cashes government assistance and tax refund checks and insurance checks or drafts. In order to control the risk of loss, the Company normally does not cash two party personal checks. Subject to market conditions at different locations, the Company's check cashing fees for payroll checks generally range from $.99 to $6.39 for checks with face amounts up to $400, and for checks greater than that amount, the fee is generally 1.6% of the face amount of the check, plus a $.99 processing fee. The Company imposes a surcharge of 1/2% to 2% of the face amount of the check for cashing out-of-state checks, handwritten checks, money orders, tax refund checks and insurance checks or drafts. Unlike many of its competitors, the Company displays its check cashing fees in full view of its customers on a "menu board" in each store and provides a detailed receipt for each transaction. Although the Company has established guidelines for approving check cashing transactions, it has no preset limit on the size of the checks it will cash.

  If a check cashed by the Company is not paid for any reason, the Company accounts for the amount of the check as a loss in the period in which it is returned. ACE then transfers the check to its collection department, which contacts the maker and/or payee of each returned check and, if necessary, commences legal action. The collection department utilizes an automated tracking system on the Company's central computer system to monitor the status of all returned items. See "Selected Financial Data Collections Data."

  Money transfer services.ACE is an agent for the transmission and receipt of wire transfers through the MoneyGram network. Through this network, ACE customers can transfer funds electronically to any of over 14,000 MoneyGram locations nationwide (including other ACE stores) and 19,000 locations worldwide. The fees for this service are established by the Money Order Supplier, and the Company is paid a percentage of the fees it collects from customers as a commission and remits the balance to the Money Order Supplier. See "Management's Discussion and Analysis of Financial Condition and the Results of Operations Liquidity and Capital Resources." During fiscal 1996, ACE's volume in MoneyGram transactions increased 93% over comparable transactions in fiscal 1995, primarily as a result of acquired stores.

  Small Loans. The Company is engaged in the small consumer loan business, offering short-term loans to individuals. Company management believes much of its existing base of check cashing and other customers may have limited access to other sources of consumer credit from banks, savings and loans, other consumer finance businesses and credit cards.

  ACE is a licensed provider of small consumer loans in Colorado, Florida, Indiana, Louisiana, Missouri, New Mexico, Oklahoma, Texas, and Washington. Where permitted by law, the Company offers a standardized, single installment loan ranging from $50 to $580 (averaging $134) through its post dated check product. Through this product, ACE permits a customer to receive a cash advance for a fee, secured by a postdated personal check. This product generally has a term of two to four weeks. As of September 6, 1996, this product was offered in 149 of the Company's stores. On a test basis, ACE also currently offers an unsecured single installment loan up to $100 in two of its Colorado stores and multiple installment loans up to $300 in an additional four stores in Texas.

  Small consumer loan products have a highly structured regulatory environment. Each ACE store which offers consumer loans is individually licensed under state laws, which establish allowable interest rates, fees and other charges on small loans made to consumers. In addition, many states regulate the maximum principal amounts and maturities of these loans.

Money order sales. The Company sells American Express Money Orders in denominations up to $1,000. These money orders are generally used by the Company's customers for bill payments, rent payments and other general disbursements. The Company sold 11.8 million, 9.3 million and 8.3 million money orders during the 1996, 1995, and 1994 fiscal years, respectively. The face amount of money orders sold as a percentage of the face amount of checks cashed was 71.4% in 1996, 76.8% in 1995 and 79.6% in 1994. The fees charged for money orders depend on local market conditions and the size of the money order. The Company remits the face amount of each money order sold and pays a fee to the Money Order Supplier (as defined hereafter) for each money order sold. ACE's money order revenues include only that portion of the fees retained by the Company. See " Business Relationship with the Money Order Supplier" and Note 4 of Notes to Consolidated Financial Statements.

  New Customer fees. The Company charges a one-time fee for each new check cashing customer to cover the costs of the initial setup in the ACE customer database and identification verification.

  Food stamp distribution. The Company is a distribution agent for food stamps in four of its market areas (Albany, Atlanta, Savannah, and Seattle).

  Lottery and lotto ticket sales. The Company's owned stores sell lottery and lotto tickets in most of the jurisdictions in its markets that operate lottery and/or lotto games (Arizona, Colorado, Florida, Georgia, Indiana, Louisiana, Maryland, Texas, Virginia and Washington, D.C.).

  Electronic tax return filing. The Company utilizes its computerized point of sale system and software licensed from third parties to provide data entry of completed federal income tax returns for transmission to the Internal Revenue Service. Generally, customers file their tax returns electronically to obtain refund anticipation loans, which are normally available within one to three days after filing a return. The Company coordinates the electronic filing of tax returns and processed applications for related refund anticipation loans from third-party banks or other financial institutions. The lending institutions bear the sole risk of loss on such loans if the IRS fails to remit the refund.

  Other services and products. In addition to the above, in some owned stores ACE offers a variety of other retail financial products and services to its customers, including telephone and utility bill payment services, public transportation passes, copying and fax transmission services and postage stamps, pagers, prepaid long distance telephone cards and offering secured credit cards through a third party bank.

Store Operations and New Store Economics

  The Company's objective is to locate its owned stores in highly visible and accessible locations and to operate them during convenient hours. The Company attempts to locate stores on high traffic streets or intersections, in many cases in or near destination shopping centers. The Company's stores, all of which are leased, occupy 1,100 square feet on average and are located in strip shopping centers, free standing buildings and kiosks located inside major retail stores (for example, two Hypermarts in the Dallas/Fort Worth area). The Company is focused on increasing the market's awareness of ACE by using consistent signage and design at each store location. In the lobby of most stores is a large map that shows the location of all ACE stores in that market.

  Normal store business hours are from 9:00 a.m. until 7:00 p.m., Monday through Thursday, 9:00 a.m. until 8:00 p.m. on Friday and 9:00 a.m. until 6:00 p.m. on Saturday. Currently, 127 stores are also open on Sunday, generally from 10:00 a.m. until 5:00 p.m., and seven stores are open 24 hours. The business hours of any store may be changed due to local market conditions.

  The Company has a store construction and facilities planning staff that supervises the construction of new stores and the remodeling of existing stores, as well as lease management. Although size, shape and design may vary from store to store since many of the stores are built out of existing space, the work area of each store is a modular-designed unit that can be customized to meet the requirements of each location while giving a uniform appearance. These modular units may be easily moved from one location to the next, thus reducing the costs associated with opening new stores and relocating existing stores.

  The tables below show the average annual store revenues and the average store contribution for Company-owned stores that have remained open since June 30, 1987 and for stores that have been opened and have remained open since that date.

                                                             REVENUES
                                                        YEAR ENDED JUNE 30,
                      NUMBER OF                           ($ in thousands)
                    STORES OPEN AT                 ---------------------------------------------------
YEAR OPENED:        JUNE 30, 1996     1996     1995     1994     1993     1992     1991
                    --------------   ------   ------   ------   ------   ------   ------
1988 and earlier          80         $154.1   $148.8   $153.2   $156.3   $149.8   $144.3
1989                      27          140.0    139.6    134.7    133.8    124.6    111.8
1990                      30          134.1    134.1    137.8    142.8    128.0    103.0
1991                      18          131.4    127.3    130.0    123.2     95.4     21.3
1992                      25          141.7    133.9    128.8    112.7     49.4       --
1993                      40          123.7    112.9     95.7     38.6       --       --
1994                      46           99.4     82.8     32.2       --       --       --
1995                      39           80.2     26.8       --       --       --       --
1996                      32           35.1       --       --       --       --       --
                         ---
                         337
Acquired stores          207
                         ---
                         544
                         ===

                                                   STORE CONTRIBUTION (1)
                                                     YEAR ENDED JUNE 30,
                      NUMBER OF                         ($ in thousands)
                    STORES OPEN AT                 ---------------------------------------------------
YEAR OPENED:        JUNE 30, 1996      1996     1995     1994     1993     1992     1991
                    --------------   ------   ------   ------   ------   ------   ------
1988 and earlier          80         $ 57.2   $ 55.1   $ 60.0   $ 61.5   $ 56.4   $ 53.4
1989                      27           53.5     48.2     46.2     47.2     36.8     26.5
1990                      30           41.3     37.1     42.4     44.0     32.1      7.4
1991                      18           33.1     37.0     41.4     31.0      6.5    (15.5)
1992                      25           44.2     36.8     33.9     24.1     (7.6)       --
1993                      40           34.6     24.0     12.7     (9.2)       --       --
1994                      46           16.3      2.1    (11.6)       --       --       --
1995                      39           (5.0)   (14.7)       --       --       --       --
1996                      32           (7.7)       --       --       --       --       --
                         ---
                         337
Acquired stores          207
                         ---
                         544
                         ===

1) Store contribution equals revenues less direct store expenses and store-related depreciation and amortization. Direct store expenses consist of store salaries and benefits, occupancy costs (rent, maintenance, taxes and utilities), returned checks net of collections, cash shortages, armored security costs and bank charges. Direct store expenses exclude region or corporate overhead and depreciation and amortization expenses.

  The capital cost of opening a new store varies depending on the size and type of store. During fiscal 1996, the Company opened 33 stores at an average capital cost of approximately $45,500 per store.

  There can be no assurance that the Company's stores will continue to generate the same level of revenues or rate of growth in revenues as in the past or that any new or acquired store will perform at a level comparable to any of the Company's existing stores.

ADVERTISING AND MARKETING

  ACE believes that its most effective advertising is through in-store programs, combining the selling efforts of store personnel with point-of-sale materials. The Company emphasizes courteous service and encourages service associates to recognize and develop good relationships with their customers. Through its standard signage, store design and area maps, the Company attempts to foster an image that attracts customers and inspires customer confidence. The Company also benefits from vendor-sponsored media advertising in some markets.

SUPERVISION AND TRAINING

  The Company is organized in "regions," which generally correspond to the metropolitan areas in which ACE operates stores. Each region has a regional vice president ("RVP") who is responsible for the operations, administration, training and supervision of the Company-owned stores in his or her region. The Company currently has eleven RVP's who supervise an average of 49 stores each. The RVP's report to one of two division vice presidents. The Company currently has 43 district supervisors, each of whom reports to the RVP for his or her region and is directly responsible for the general management of 10 to 16 stores within his or her territory. These district supervisors are responsible for training, scheduling, marketing and staff motivation. Each store manager reports to a district supervisor, has direct responsibility over his or her store's operations and supervises the service associates who staff the stores.

  Service associates, managers, district supervisors and RVP's must complete formal training programs conducted by the Company. ACE has a uniform, Company-wide training program, with higher-level training conducted at the corporate office and new-hire training conducted in each regional office by corporate-trained personnel. The purpose of this training, which covers topics ranging from customer service to loss reduction, is to improve the Company's delivery of products and services.

POINT OF SALE SYSTEM

  ACE has developed and implemented a proprietary personal computer based point of sale system, which has been fully operational in all Company-owned stores since 1991. In addition to other management information and control functions, ACE's point of sale system allows it to:

1) capture, analyze and update on a daily basis data relating to customers and transactions, including the makers of cashed checks, which allows the Company to provide service associates with on-demand access to current information for use in approving check cashing transactions;
2) utilize an automated decision methodology to guide service associates to take appropriate actions to manage risk in check cashing transactions;
3) monitor daily revenues by product or service on a Company, divisional , regional, per store or per employee basis;
4) monitor and manage daily store exception reports, which record, for example, any cash shortages and late store opening times;
5) identify cash differences between bank statements and the Company's records (such as differences resulting from missing items and deposits);
6) determine on a daily basis the amount of cash needed at each store location, allowing centralized cash management personnel to maintain the optimum amount of cash inventory in each store;
7) reduce the risk of transaction errors by, for example, automatically calculating check cashing and other transaction fees;

8) provide products and services in a standardized and efficient manner, which the Company believes allows it to operate its stores with fewer personnel than many of its competitors (with many of the Company's stores being operated by only one person); and
9)  facilitate compliance with regulatory requirements.

The data captured by the point of sale system is transmitted daily from each store to a centralized database maintained at ACE's headquarters and is automatically integrated into its general ledger system.

SECURITY

  All Company-owned store employees work behind bullet-resistant Plexiglas and steel partitions, and each Company-owned store's security measures include safes, alarm systems that are monitored by third parties, control over entry to teller areas, detection of entry through perimeter openings, walls and ceilings and tracking all employee movement in and out of secured areas. In addition, as security contracts expire and as new stores are opened, the Company is centralizing its security measures to strengthen and improve control over physical security. As of September 6, 1996, 82% of the Company's stores have been integrated into the centralized security system. The centralized system includes the following security measures in addition to those described above: identical alarm systems in all stores, remote control over alarm systems, arming/disarming and changing user codes and mechanically and electronically controlled time-delay safes.

  Since ACE's business requires it to maintain a significant supply of cash in its stores, the Company is subject to the risk of cash shortages resulting from theft and employee errors. Although the Company has implemented various programs to reduce these risks and to provide security for its facilities and employees, there can be no assurance that these problems will be eliminated. During the 1996 and 1995 fiscal years, cash shortages from employee errors and from theft were $1,572,000 (2.3% of revenues) and $916,000 (1.9% of revenues), respectively.

  The Company's point of sale system allows management to detect cash shortages on a daily basis. In addition to other procedures, district supervisors conduct random audits of each Company-owned store's cash position and inventories on an unannounced random basis.

  Daily transportation of currency and checks is provided by nationally recognized armored carriers such as Wells Fargo Armored Services Corporation and Loomis Armored, Inc. ACE employees are not authorized to transport currency or checks.

EMPLOYEES

  At June 30, 1996, ACE employed 1,507 persons: 68 corporate personnel, 11 RVPs, 99 regional personnel, 43 district supervisors and 1,286 other staff. Third-party firms hired by the Company conduct background and credit report checks of all the Company's new hires.

  The Company considers its employee relations to be good. ACE's employees are not covered by a collective bargaining agreement, and the Company has never experienced any organized work stoppage, strike or labor dispute. Generally, the Company's employees are not bonded.

COMPETITION

  The Company believes that the principal competitive factors in the check cashing industry are locations, customer service, fees, convenience and products and services offered. The Company faces intense competition and believes that the check cashing market will become more competitive as the industry matures. The Company competes with other check cashing stores, banks, savings and loans and other financial services entities and any retail businesses that cash checks, sell money orders or provide money transfer services or other products and services offered by the Company. Certain competitors of the Company that are not check cashing stores cash checks without charging a fee under limited circumstances. Some of the Company's competitors that are not check cashing companies have larger and more established customer bases and substantially greater financial, marketing and other resources than the Company. There is no assurance that the Company will be able to compete successfully with its competitors.

TRADEMARKS

  The Company has obtained the federal trademark registration of "A-C-E America's Cash Express (R)", and the federal trademark registration of its logo.

REGULATION

  General. The Company is subject to regulation in several jurisdictions in which it operates, including jurisdictions that regulate check cashing fees, require prompt remittance of money order proceeds to money order suppliers or require the registration of check cashing companies. In addition, ACE is subject to federal and state regulation relating to the reporting and recording of certain currency transactions.

  State Regulations. At least 17 states have licensing and/or fee regulation on check cashing fees, including California, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Minnesota, New Jersey, New York, Ohio, Rhode Island, Virginia, Washington and Wisconsin. The ceilings on fees adopted by Georgia and Ohio -- the only states in which the Company operated as of June 30, 1996, that regulate such fees -- are in excess of the fees charged by the Company. The fee ceilings in effect in certain states (Delaware, New Jersey and New York, for example) currently make operations in those states less attractive to the Company. The Company has no plans to open or acquire any stores in those states.

  As of June 30, 1996, the Company operated a total of 93 stores in two states-Georgia and Maryland - that have so-called "prompt remittance" statutes. These statutes specify a maximum time for the payment of proceeds from the sale of money orders to the issuer of the money order. See "Business Relationship with the Money Order Supplier." In addition, in some jurisdictions check cashing companies are required to meet minimum bonding or capital requirements and are subject to record keeping requirements.

  The adoption of check cashing fee ceilings and prompt remittance statutes in additional jurisdictions could have an adverse effect on the Company's business, and existing fee ceilings and prompt remittance statutes could restrict the ability of the Company to expand its operations into certain states.

  Federal Regulation. Under the Bank Secrecy Act regulations of the U.S. Treasury Department, transactions involving currency in an amount greater than $10,000 or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000 must be recorded. In general, every financial institution, including the Company, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through or to the financial institution, that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any person and result in either cash in or cash out totaling more than $10,000 during any one business day. Management believes that the Company's point of sale system and employee training programs are essential to the Company in complying with these statutory requirements and may give the Company a competitive advantage.

  In August 1994, Congress passed a bill which suggests, but does not require, check cashers to disclose their fees to customers and state regulators. In addition, the bill requires check cashers to register with the U.S. Department of the Treasury. Specific regulations governing this registration have not yet been issued. The provisions of the bill have not materially impacted the Company's operations.

RELATIONSHIP WITH THE MONEY ORDER SUPPLIER

  Money Orders. Most of the Company's funds for the operation of its check cashing business, ACE's primary business, are derived from the sale of money orders of American Express Travel Related Services Company, Inc. (the "Money Order Supplier") under the terms of the Company's 1992 Master Agreement as amended (the Money Order Agreement). The Money Order Agreement provides for the payment of certain fees to the Money Order Supplier in connection with the sale of money orders by the Company and requires the Company to remit proceeds from money order sales to the Money Order Supplier in accordance with a deferred remittance schedule. In addition, the Money Order Agreement provides a commitment by the Money Order Supplier to make certain advances to the Company, including revolving commitment advances that are related to the Company's expansion and acquisition of new stores ("Term Advances"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" and Note 4 of Notes to Consolidated Financial Statements.

  Upon the sale of a money order, the Company collects from its customer the face amount of the money order and a fee charged by the Company. The Company in turn remits the face amount of the money order sold and pays a fee to the Money Order Supplier (the "Money Order Fee") for each money order sold. The Money Order Fee is subject to adjustment from time to time under the terms of the Money Order Agreement upon changes in the prime rate above 11% and as may be required by applicable law. No such adjustments have ever occurred.

  The Money Order Agreement requires the Company to remit "Money Order Proceeds" (consisting of Money Order Fees and the face amount of money orders sold) to the Money Order Supplier in accordance with a schedule that permits limited remittance deferrals. Prior to the Company's remittance of these proceeds to the Money Order Supplier, the Company uses the proceeds to make change in the ordinary course of its business, including when cashing checks. The period within which the Company must remit the Money Order Proceeds to the Money Order Supplier varies depending on whether the store is located in a jurisdiction with a statute that specifies a maximum time period for the payment of money order proceeds to the issuer of the money order (a "prompt remittance jurisdiction") or is located in a jurisdiction in which there is no specified maximum period for the payment of money order proceeds to the issuer of the money order (a "non-prompt jurisdiction). The Money Order Agreement provides for a smaller Money Order Fee for money orders sold in prompt remittance jurisdictions than in non-prompt remittance jurisdictions.

  The Money Order Agreement contains certain restrictive covenants affecting the Company, and the Company's obligations under the Money Order Agreement are secured by liens on all its assets. If it becomes unlawful for the Money Order Supplier to honor its obligations to make Term Advances or any other advances to the Company, the Money Order Supplier may terminate such obligations and require the Company to prepay any outstanding Term Advances and other advances within 180 days, or such shorter period as may be required by governmental authority. In such event, the Company may terminate the Money Order Agreement on 30 days' notice to the Money Order Supplier and must prepay any outstanding Term Advances and other advances no later than the date the Money Order Agreement terminates. If the Company were required to prepay outstanding Term Advances and other advances upon short notice and were unable to obtain alternate sources of financing on comparable terms, it might be unable to repay such advances within the required time frame. In addition, such requirement might have a material adverse effect on the Company's liquidity, expansion program and operating results. In addition, the Company's ability to pay dividends is limited to the greater of (i) 20% of the earnings of the Company for the immediately preceding fiscal year and (ii) 10% of cumulative earnings of the Company after August 30, 1992 up to $1.0 million annually; provided that the payment of any dividend does not cause a default under any other covenant in the Money Order Agreement.

  The Money Order Agreement will expire on December 31, 1998, but may be terminated by the Money Order Supplier before that date for several reasons, including (i) upon a change of control of the Company, (ii) after a default by the Company that is not cured, (iii) after 180 days' notice, if a court or regulatory authority determines that it is unlawful for the Money Order Supplier to participate in the Money Order Agreement or if any material provision of the Money Order Agreement is determined to have a potential material adverse financial or tax consequence to the Money Order Supplier or (iv) upon a reasonable determination by the Money Order Supplier that there has been a material adverse change in the financial condition of the Company.

  On July 13, 1995, the Company and the Money Order Supplier entered into an agreement relating to the stores acquired from Quick Cash, Inc. In connection with this agreement, the Money Order Supplier made a $972,000 non-refundable advance payment to the Company on July 17, 1995. The Company has deferred recognition of the advance payment and is amortizing it to revenues over the 42 month guarantee period ending December 31, 1998. Further, the Money Order Supplier agreed to guarantee revenues from the providing MoneyGram wire transfer at the annual rate of $1,080,000. This amount is equivalent to the annual aggregate wire transfer revenue for the acquired stores derived from another supplier. The guarantee period expires on December 31, 1998, unless the Master Agreement is extended. In such case, the guarantee period is extended to coincide with the extension of the Master Agreement, with a maximum extension date of August 30, 2000. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

MoneyGram Services. On February 1, 1996, the Company entered into a letter agreement with the Money Order Supplier, pursuant to which (i) the maximum aggregate amount of the Term Advances available to the Company was increased to its current level of $18.5 million and (ii) the parties executed a separate agreement, the 1996 MoneyGram Master Agreement, to govern their relationship regarding money transfer services. When executed, that 1996 MoneyGram Master Agreement contained substantially the same terms regarding MoneyGram money transfer services as those set forth in the Money Order Agreement (which ceased to apply to those services), except that it permitted the Money Order Supplier to assign its rights and obligations thereunder to any of its affiliates, including First Data Corporation ("FDC") or its subsidiary Integrated Payment Systems Inc. ("IPS") or affiliate MoneyGram Payment Systems, Inc.

  Since its execution, that 1996 MoneyGram Master Agreement has been amended (as so amended, the "MoneyGram Agreement") in certain respects. The term of the MoneyGram Agreement has been extended for two additional years, to December 31, 2000. The Company also received an initial bonus of $2 million.

  The MoneyGram Agreement also provides for incentives for opening new MoneyGram service locations after January 1, 1996, and other performance incentives for the Company. The initial bonus has been deferred and included in other liabilities in the Company's fiscal 1996 consolidated balance sheet. The bonus is being amortized to revenues on a straight-line basis over the five-year term of the MoneyGram Agreement. During the year ended June 30, 1996, $200,000 of amortization was recorded and included in money transfer services revenues.

  The MoneyGram Agreement, like the Money Order Agreement, has been and is operated and administered by FDC, through IPS as agent for the Money Order Supplier. In connection with FDC's 1995 acquisition of Western Union Financial Services, Inc. (which owns and operates the consumer money transfer service operated under the "Western Union" tradename), FDC entered into a consent order with the Federal Trade Commission that has required FDC to hold separate the consumer money transfer service operated under the "MoneyGram" tradename pending its divestiture and to divest that service by the end of 1996. The Company's dealings with FDC or IPS regarding the MoneyGram service have accordingly been with a separate group or persons within FDC or IPS responsible for that service. The Company is uncertain about the status of FDC's plans regarding the MoneyGram service.

  The Company expects that, until at least December 31, 1998, it will be a party both to the MoneyGram Agreement and to the Money Order Agreement. Accordingly, the Company will sell American Express Money Orders and be entitled to Term Advances through FDC, the owner and operator of the Western Union service, the largest competitor of the MoneyGram service in the consumer money transfer services market. There can be no assurance that (i) the Company's competition with the Western Union service through its sale of the MoneyGram service will not have an adverse effect on the Company's relationship with FDC or its ability to obtain Term Advances to fund the expansion of its business, including the offering of the MoneyGram service, or (ii) FDC will not use its knowledge of the operations of the MoneyGram service to cause the Western Union service to be a more effective competitor in the consumer money transfer services market.

  Proposed Private Placement of Debt Securities. The Company is negotiating with a potential purchaser to issue up to $20 million of debt securities of the Company in a private placement. The net proceeds of that private placement, if consummated, would be used to pay the Company's outstanding Term Advances from the Money Order Supplier and for general corporate purposes. As of September 6, 1996, the outstanding balance of Term Advances was approximately $16.7 million. Under the Money Order Agreement, the amount of Term Advances repaid may be reborrowed by the Company for expansion and acquisition of new stores. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 4 of Notes to Consolidated Financial Statements. Consummation of the proposed private placement will, however, require continued negotiations with the potential purchaser and the Money Order Supplier. Hence, there can be no assurance that the private placement will be consummated with the potential purchaser or at all.

ITEM 2.   PROPERTIES

  Except for one owned store, all of the Company's stores are leased, generally under leases providing for an initial term of three years and renewal terms of from three to six years. The Company's headquarters offices in Irving, Texas, a suburb of Dallas, occupy approximately 40,000 square feet under a 62-month lease, the term of which expires April 2001.

ITEM 3.   LEGAL PROCEEDINGS

  The Company is involved in various legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will result in any material impact on the Company's financial condition and results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCK-HOLDER MATTERS.

  The Company's Common Stock is quoted on NASDAQs National Market System (NASDAQ/NMS) under the symbol AACE. At September 6, 1996 there were approximately 850 holders of record of the Common Stock.

  The following table set forth the high and low sale prices of the Common Stock as reported by the NASDAQ/NMS for the past two fiscal years:

                                                   HIGH       LOW
                                                  ------     ------
        Fiscal 1995
            Quarter ended September 30, 1994       8-1/4      7
            Quarter ended December 31, 1994        8-3/4      6-3/4
            Quarter ended March 31, 1995           9-1/2      7-3/4
            Quarter ended June 30, 1995            9-1/2      8

        Fiscal 1996
            Quarter ended September 30, 1995      11-3/4      8-7/8
            Quarter ended December 31, 1995       11          9-1/4
            Quarter ended March 31, 1996          14-1/2      9-1/4
            Quarter ended June 30, 1996           16-1/2     13-3/4

On September 6, 1996, the last reported sale price of the Common Stock on the NASDAQ/NMS was $14.00 per share.

The Company has never paid dividends on the Common Stock and has no plans to pay dividends in the foreseeable future. In addition, the Company's ability to pay cash dividends is limited under the Money Order Agreement. See "Business -- Relationship with the Money Order Supplier."

ITEM 6.   SELECTED FINANCIAL DATA

                                                         YEAR ENDED JUNE 30,
                                          ------------------------------------------------
                                            1996      1995      1994      1993      1992
                                          --------  --------  --------  --------  --------
                                             ($ in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues                                  $ 68,959  $ 47,790  $ 39,902  $ 32,666  $ 26,001
Store expense                               48,552    35,584    28,757    23,003    18,273
Region expense                               5,647     4,139     3,531     2,910     2,150
Headquarters expense                         4,744     3,651     3,392     3,401     3,102
Franchise expenses                             458        --        --        --        --
Other depreciation and amortization          2,152     1,219     1,032       730       406
Interest expense (income), net               1,714       103      (173)      175       508
Other expense                                  236        28       125        27        51
                                          --------  --------  --------  --------  --------
Income before income taxes,
 extraordinary item and
 cumulative effect of change in
 accounting principle                        5,456     3,066     3,238     2,420     1,511
Income taxes                                 2,130     1,076     1,077       883       560
                                          --------  --------  --------  --------  --------
Income before extraordinary item and
 cumulative effect of change in
 accounting principle                        3,326     1,990     2,161     1,537       951
Extraordinary item - utilization of net
 operating loss carryovers                      --        --        --       715       404
Cumulative effect of change in
 accounting for income taxes                    --        --        88        --        --
                                          --------  --------  --------  --------  --------
Net income                                $  3,326  $  1,990  $  2,249  $  2,252  $  1,355
                                          ========  ========  ========  ========  ========

Earnings per share:
  Earnings before extraordinary item
   and cumulative effect of change in
   accounting principle                   $    .78  $    .48  $    .52  $    .44  $    .34

  Extraordinary item - utilization of
   net operating loss carryovers                --        --        --       .20       .15
  Cumulative effect of change in
   accounting for income taxes                  --        --       .02        --        --
                                          --------  --------  --------  --------  --------
  Earnings                                $    .78  $    .48  $    .54  $    .64  $    .49
                                          ========  ========  ========  ========  ========

Weighted average number of common
 shares (1)                                  4,253     4,157     4,162     3,488     2,650
- ------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Cash and cash equivalents                 $ 56,603  $ 49,249  $ 36,535  $ 20,503  $ 18,156
Total assets                               114,684    87,544    59,378    35,122    29,080
Term advances                               16,969    9,732         --        --        --
Indebtedness to money order supplier        56,645    48,710    34,390    13,811    25,412
Shareholders equity                         25,236    21,294    19,291    17,028       327
- --------------------------------------------------

(1) Includes common shares and common share equivalents, in thousands.

                         SUPPLEMENTAL STATISTICAL DATA

                                                        YEAR ENDED JUNE 30,
                                          ------------------------------------------------
                                            1996      1995      1994      1993      1992
                                          --------  --------  --------  --------  --------
COMPANY-OWNED STORES IN OPERATION:
   Beginning of year                          452       343       276       220       181
   Acquired                                    69        77        32        16        17
   Opened                                      33        40        47        47        29
   Closed                                     (10)       (8)      (12)       (7)       (7)
                                          -------   -------    ------    ------    ------

   End of year                                544       452       343       276       220
                                          =======   =======    ======    ======    ======

Percentage increase in comparable store
 revenues from prior year:
  Exclusive of tax-related revenues (1)       4.1%      2.9%      1.3%      8.4%      5.7%
  Total revenues (2)                          4.7%      1.6%      1.0%      7.8%      8.4%

Capital expenditures (in thousands)       $ 3,435   $ 4,187    $4,367    $3,465    $3,185
Cost of net assets acquired (in
 thousands)                               $14,432   $14,000    $4,846    $  941    $1,900
- ------------------------------------------------------------------------------------------

OPERATING DATA:

Face amount of checks cashed
  (in millions)                           $ 2,144   $ 1,567    $1,309    $1,131    $  955
Face amount of money orders sold
  (in millions)                           $ 1,531   $ 1,213    $1,042    $  872    $  712

Face amount of money orders sold  as a
  percentage of the face amount of
   checks cashed                             71.4%     77.4%     79.6%     77.0%     74.6%
Face amount of average check              $   285   $   284    $  286    $  282    $  276
Average fee per check                     $  6.81   $  6.79    $ 6.94    $ 6.72    $ 6.33
Number of checks cashed (in thousands)      7,535     5,516     4,585     4,007     3,454
Number of money orders sold
  (in thousands)                           11,835     9,334     8,266     7,233     6,053
- ------------------------------------------------------------------------------------------

COLLECTIONS DATA:

Face amount of returned checks (in
 thousands)                               $ 8,661   $ 6,206    $5,196    $3,721    $3,720
Collections (in thousands)                  5,004     3,786     3,304     2,542     2,402
                                          -------   -------    ------    ------    ------
Net write offs (in thousands)             $ 3,657   $ 2,420    $1,892    $1,179    $1,318
                                          =======   =======    ======    ======    ======

Collections as a percentage of
  returned checks                            57.8%     61.0%     63.6%     68.3%     64.6%
Net write-offs as a percentage of
  revenues                                    5.3%      5.1%      4.7%      3.6%      5.1%
Net write-offs as a percentage of
  the face amount of checks cashed            .17%      .15%      .14%      .10%       14%

(1) Change in revenues computed excluding electronic tax filing and tax refund check cashing for both years compared.
(2) Calculated based on the changes in revenues of all stores open for both of the full years compared.

                                    PART I.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE ANALYSIS
- -----------------------------------------------------------------------------------------------
                                                    YEAR ENDED JUNE 30,
                           --------------------------------------------------------------------
                                   ($ IN THOUSANDS)                 (PERCENTAGE OF REVENUE)
                             1996        1995        1994        1996        1995        1994
                           --------    --------    --------    --------    --------    --------
Check fees                  $44,664     $33,008     $28,071       64.8%       69.1%       70.3%
Tax check fees                6,663       4,480       3,757        9.7         9.4         9.4
Money transfer services       4,740       1,775       1,155        6.9         3.7         2.9
Loan fees and interest        2,462         597         164        3.6         1.2         0.4
Money order sales             2,413       2,089       1,800        3.5         4.4         4.5
New customer fees             1,338         806         504        1.9         1.7         1.3
Bill payment services         1,320         819         425        1.9         1.7         1.1
Food stamp distribution         789       1,684       1,155        1.1         3.5         2.9
Franchise revenues              633          --          --        0.9          --          --
Electronic tax filings          402         533       1,065        0.6         1.1         2.7
Other fees                    3,535       1,999       1,806        5.1         4.2         4.5
                            -------     -------     -------      -----       -----       -----
Total revenue               $68,959     $47,790     $39,902      100.0%      100.0%      100.0%
                            =======     =======     =======      =====       =====       =====

Average revenue per store    $138.5      $125.1      $128.9

Fiscal 1996 Compared to Fiscal 1995. Revenues increased $21.2 million, or 44%, from $47.8 million in the year ended June 30, 1995 to $ 69.0 million in the year ended June 30, 1996. This revenue growth resulted from a $2.0 million, or 4.7%, increase in comparable Company-owned store revenues (326 stores) and a $19.2 million increase from stores which were opened or acquired after June 30, 1994, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 92, or 20%, from 452 stores open at June 30, 1995 to 544 stores open at June 30, 1996. The increase in total check cashing fees accounted for 65% of the total revenue increase. Check cashing fees increased $13.8 million, or 37%, from $37.5 million in fiscal 1995 to $51.3 million in fiscal 1996. This increase resulted from a 37% increase in the total number of checks cashed, an increase of $2.2 million, or 49%, in tax check fees, and an increase of 0.3% in the average fee per check.

  Money transfer services increased $3.0 million, or 167%, principally as a result of acquired stores and related revenue guarantees and continued promotion activities by the money transfer services company. Food stamp distribution revenues decreased $0.9 million, or 53%, principally as a result of cancellation of contracts due to the introduction of electronic benefits transfer. Bill payment services increased $0.5 million, principally as a result of new contracts with utility companies. Franchise revenues were franchise royalties fees from the Check Express and Check-X-Change franchisees, which were earned after the acquisition of Check Express, Inc. on February 1, 1996.

  Loan fees and interest increased 312% to $2.5 million in fiscal 1996 as compared to $0.6 million in fiscal 1995. This increase relates primarily to the increase in the number of stores offering the Company's loan products to 141 in fiscal 1996 as compared to 60 in fiscal 1995.

Fiscal 1995 Compared to Fiscal 1994. Revenue increased $7.9 million, or 19.8%, from $39.9 million in the year ended June 30, 1994 to $47.8 million in the year ended June 30, 1995. This revenue growth resulted from a $571,000, or 1.6%, increase in comparable store revenues (266 stores) and a $7.3 million increases from stores which were opened or acquired after June 30, 1993, and were therefore not open for both of the full periods compared. The number of open stores increased by 109, or 31.8%, from 343 stores open at June 30, 1994 to 452 stores open at June 30, 1995.

  The increase in total check cashing fees accounted for 77.2% of the total revenue increase. Check cashing fees increased $5.7 million, or 17.8%, from $32.0 million in 1994 to $37.5 million in 1995. This increase resulted from a 21.2% increase in the total number of checks cashed, an increase of $723,000, or 19.2%, in tax check fees, offset by a 2.7% decrease in the average fee per check. Electronic tax filings decreased $532,000, or 50.0%, principally as a result of changes in the Internal Revenue Service policies relating to delays in processing returns, notification procedures to lending banks and other changes which diminished the products appeal.

  Money transfer services increased $620,000, or 53.7%, principally as a result of continued promotion activities by the money transfer services company. Food stamp distribution revenues increased $529,000, or 45.8%, principally as a result of a food stamp distribution contract assumed through an acquisition in December 1994 and the addition of food stamp distribution contracts in East Texas and in four Dallas stores. See "Operating Trends Electronic Benefits Transfer." Bill payment services increased $394,000, principally as a result of a new contract with a major utility company for the Company's stores to serve as payment centers.

  Loan fees and interest increased 264% to $597,000 in fiscal 1995 as compared to $164,000 in fiscal 1994. This increase relates primarily to the increase in the number of stores offering the Company's loan products to 60 in fiscal 1995 as compared to 18 in fiscal 1994.


STORE EXPENSE ANALYSIS                       YEAR ENDED JUNE 30,
- ---------------------------------------------------------------------------------------
                                   ($ IN THOUSANDS)           (PERCENTAGE OF REVENUE)
                               1996      1995      1994      1996      1995      1994
                             --------  --------  --------  --------  --------  --------

Salaries and benefits         $20,786   $15,465   $12,642     30.1%     32.4%     31.7%
Occupancy                      11,284     8,677     7,005     16.4      18.2      17.6
Armored and security            2,926     2,396     1,965      4.2       5.0       4.9
Returns and cash shorts         5,472     3,612     2,808      7.9       7.6       7.0
Loan losses                       461        60        --      0.7       0.1        --
Depreciation                    2,752     2,074     1,663      4.0       4.3       4.2
Other                           4,871     3,299     2,674      7.1       6.9       6.7
                              -------   -------   -------     ----      ----      ----
Total store expense           $48,552   $35,583   $28,757     70.4%     74.5%     72.1%
                              =======   =======   =======     ====      ====      ====

Average per store expense       $97.5     $93.2     $92.9

Fiscal 1996 Compared to Fiscal 1995. Store expenses increased $12.9 million, or 36%, in fiscal 1996 over fiscal 1995, primarily as a result of the larger number of stores open during the period. Average store expense increased by approximately $4,300 per store. Store expenses decreased as a percentage of revenues from 74% in fiscal 1995 to 70% in fiscal 1996, principally as a result of the increase in average revenues per store. Salaries and benefits expenses, occupancy costs and other expense increased primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $1.9 million, or 51%, in fiscal 1996 as compared to fiscal 1995, primarily as a result of the additional stores open during the period and increase stolen and forged checks. Returned checks, net of collections, and cash shortages increased as a percentage of revenues from 7.6% in fiscal 1995 to 7.9% in fiscal 1996.

Fiscal 1995 Compared to Fiscal 1994. Store expenses increased $6.8 million, or 23.6%, in fiscal 1995 over fiscal 1994, primarily as a result of the larger number of stores open during the period. Average store expense remained constant at approximately $93,200 per store. Store expenses increased as a percentage of revenues, increasing from 72.1% in 1994 to 74.5% in 1995, principally as a result of the decline in average revenues per store. Salaries and benefits expenses, occupancy costs and other expense increased primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $804,000, or 28.6%, in fiscal 1995 as compared to fiscal 1994, primarily as a result of the additional stores open during the period. Returned checks, net of collections, and cash shortages increased as a percentage of revenues from 7.0% in fiscal 1994 to 7.6% in fiscal 1995.


OTHER EXPENSE ANALYSIS                                YEAR ENDED JUNE 30,
- -----------------------------------------------------------------------------------------------------
                                             ($ in thousands)              (Percentage of revenue)
                                        1996       1995       1994       1996       1995       1994
                                      --------   --------   --------   --------   --------   --------

Region expenses                         $5,647     $4,139     $3,531      8.2%       8.7%       8.8%
Headquarters expenses                    4,744      3,651      3,392      6.9        7.6        8.5
Franchise expense                          458         --         --      0.7         --         --
Other depreciation and amortization      2,152      1,219      1,032      3.1        2.6        2.6
Interest expense (income)                1,714        103       (173)     2.5        0.2       (0.4)
Other expense                              236         28        125      0.3        0.1        0.3

REGION EXPENSE

Fiscal 1996 Compared to Fiscal 1995. Region expense increased $1.5 million, or 36%, in fiscal 1996 versus fiscal 1995. The increase is primarily the result of increased salaries and benefits for the addition of 28 region personnel in fiscal 1996. These additional personnel were in the expanded Southeastern and Southwestern regions and increased collections and operations support personnel. Region expenses decreased as a percentage of revenues from 8.7% for fiscal 1995 to 8.2% for fiscal 1996.

Fiscal 1995 Compared to Fiscal 1994. Region expense increased $0.6 million, or 17%, in fiscal 1995 versus fiscal 1994. The increase is primarily the result of increased salaries and benefits for the addition of 13 region personnel in fiscal 1995 as a result of adding stores in existing regions. In addition, fiscal 1995 expenses included full year expenses for the Ohio region and the division management added during late fiscal 1994. Region expense remained nearly constant as a percentage of revenues at 8.8% for fiscal 1994 and 8.7% for fiscal 1995. In addition, operations support and field auditors personnel cost increased $157,000 and $53,000, respectively.

HEADQUARTERS EXPENSE

Fiscal 1996 Compared to Fiscal 1995. Headquarters expense increased $1.1 million, or 30%, in fiscal 1996 over fiscal 1995. The increase is primarily the result of increases in headquarters personnel, related salary increases and management bonuses totaling $300,000. No corporate management bonuses were paid in fiscal 1995. Headquarters expense continued to decrease as a percentage of revenues from 7.6% in fiscal 1995 to 6.9% in fiscal 1996.

Fiscal 1995 Compared to Fiscal 1994. Headquarters expense increased $259,000, or 7.6%, in fiscal 1995 over fiscal 1994. The increase is primarily the result of increases in headquarters personnel, and related salary increases. No corporate management bonuses were paid in fiscal 1995 or fiscal 1994. Headquarters expense continued to decrease as a percentage of revenues from 8.5% in fiscal 1994 to 7.6% in fiscal 1995.

FRANCHISE EXPENSE

Franchise expense relates to the salaries, benefits and other franchisee support costs for the sales and support personnel in the ACE Franchise Group since the acquisition of Check Express, Inc. on February 1, 1996.

OTHER DEPRECIATION AND AMORTIZATION

Fiscal 1996 Compared to Fiscal 1995. Other depreciation and amortization increased $0.9 million, or 77%, for fiscal 1996 as compared to fiscal 1995. This increase was primarily attributable to an increase in amortization of intangibles (goodwill and non-competition agreements) resulting from the 69 stores acquired during fiscal 1996 and the 38 stores acquired at the end of the fourth quarter of fiscal 1995.

Fiscal 1995 Compared to Fiscal 1994. Other depreciation and amortization increased $0.2 million , or 18%, for fiscal 1995 as compared to fiscal 1994. This increase was primarily attributable to an increase in amortization of intangibles (goodwill and non-competition agreements) resulting from the 77 stores acquired during fiscal 1995.

INTEREST EXPENSE

Fiscal 1996 Compared to Fiscal 1995. Interest expense, net of interest income, increased $1.6 million, in fiscal 1996 as compared to fiscal 1995. This increase was primarily attributable to increased borrowings under the Term Advance credit facility to fund the acquisition of 69 stores during fiscal 1996.

Fiscal 1995 Compared to Fiscal 1994. Interest expense, net of interest income, increased $0.3 million, in fiscal 1995 as compared to fiscal 1994. This increase was primarily attributable to increased borrowings under the Term Advance credit facility to fund the acquisition of 77 stores during fiscal 1996.

OTHER EXPENSE

Fiscal 1996 Compared to Fiscal 1995. Other expense increased $0.2 million, in fiscal 1996 as compared to fiscal 1995 as a result of increased store closing costs in fiscal 1996.

Fiscal 1995 Compared to Fiscal 1994. Other expense decreased $97,000, in fiscal 1995 as compared to fiscal 1994 as a result of reduced store closing costs in fiscal 1995.

INCOME TAXES

Fiscal 1996 Compared to Fiscal 1995. A total of $2.1 million was provided for income taxes for fiscal 1996 as compared to $1.1 million in fiscal 1995. The provisions for income taxes in fiscal 1996 and fiscal 1995 were calculated based on the statutory federal income tax rate of 34%, plus a provision for state income taxes plus (for fiscal 1996 only) non-deductible goodwill associated with the acquisition of Check Express, Inc.

Fiscal 1995 Compared to Fiscal 1994. A total of $1.1 million was provided for income taxes for each of fiscal 1995 and fiscal 1994. The provisions for income taxes in fiscal 1995 and fiscal 1994 were calculated based on the statutory federal income tax rate of 34%, plus a provision for state income taxes. In 1995, the provision was reduced by $56,000 due to the elimination of the priors year's tax asset valuation reserve. See Note 9 to Notes to Consolidated Financial Statements.

BALANCE SHEET VARIATIONS

Certain balance sheet accounts of the Company vary as a result of seasonal and day-to-day requirements resulting from maintaining cash for the cashing of checks, receipts of cash from the sale of money orders and remittances on money orders sold. For the year ended June 30, 1996, cash and cash equivalents and money order principal payable increased principally as a result of the increase in the number of stores operated, from 452 at June 30, 1995, to 544 at June 30, 1996, and the timing of scheduled remittances of money orders.

Property and equipment and the excess purchase price over the fair value of net assets acquired increased $4.0 million and $7.4 million, respectively, as a result of the 69 stores acquired and the 33 stores opened during the year ended June 30, 1996, offset by related depreciation and amortization.

Term advances from the Money Order Supplier increased by $7.2 million for the year ended June 30, 1996. This change is comprised of advances of $8.8 million to fund new and acquired stores, less payments of $1.6 million. Other liabilities increased by $2.3 million during the year ended June 30, 1996, principally as a result of the deferred income related to advance payments from the Money Order Supplier, less related amortization.

LIQUIDITY AND CAPITAL RESOURCES

  Financing Provided by the Money Order Supplier. The Money Order Agreement provides a commitment by the Money Order Supplier to make advances to the Company, which generally may be used for working capital purposes other than the payment of operating expenses and capital expenditures. The total amount of deferred money order remittances payable to the Money Order Supplier and advances made by the Money Order Supplier under the Money Order Agreement (other than Term Advances) may not exceed the Company's cash balances and cash equivalents (including checks cashed by the Company that are being processed for payment). In addition, the amount of such deferred money order remittances and such working capital advances are limited based upon the Company's volume of money order sales. The interest on working capital advances from the Money Order Supplier is based on a per annum rate of 1.5% over the prime rate. Term Advances bear interest at 1% over the prime rate. See "Business Relationship with the Money Order Supplier" and Note 4 of Notes to Consolidated Financial Statements.

  The Money Order Agreement also provides for Term Advances to the Company, which are related to the Company's expansion and acquisition of new stores. The maximum amount of Term Advances available to the Company is $18.5 million. Each Term Advance bears interest at the prime rate plus 1% and is payable in equal monthly installments utilizing a 60-month amortization until December 31, 1998, when the remaining principal is due. Term Advances may be prepaid in whole or in part and reborrowed based on availability. At September 6, 1996, approximately $1.8 million of the Term Advances commitment is available for acquisitions.

  The Money Order Agreement includes various restrictive covenants, including, among other things, financial coverage ratios, limitations on the incurrence of indebtedness, operating cash flow minimums and restrictions on permitted capital expenditures and the payment of dividends. The Company's obligations under the Money Order Agreement are collateralized by all the assets of the Company. The Money Order Agreement expires on December 31, 1998, but may be terminated early under certain circumstances. See " Business Relationship with the Money Order Supplier" and Note 4 of Notes to Consolidated Financial Statements.

Bonuses under MoneyGram Agreement. Under the MoneyGram Agreement, in June 1996, the Company received an initial bonus of $2 million. That initial bonus will be recognized as revenue on a straight-line basis over the five-year term of the MoneyGram Agreement. The MoneyGram Agreement also provides for incentive bonuses for opening new locations at which MoneyGram services are offered as well as certain other performance incentives. The aggregate amount of those additional bonuses and incentives earned by the Company from January 1 through June 30, 1996, was $393,000.

Proposed Private Placement of Debt Securities. The Company is negotiating with a proposed purchaser to issue up to $20 million of debt securities of the Company in a private placement. The Company plans to use the net proceeds of that private placement, if consummated, to repay the outstanding Term Advances from the Money Order Supplier and for general corporate purposes. Under the Money Order Agreement, the Term Advances, once paid, may be reborrowed by the Company for expansion and acquisition of new stores. Consummation of the proposed private placement will, however, require continued negotiations with the potential purchaser and the Money Order Supplier. Hence, there can be no assurance that the private placement will be consummated with the potential purchaser or at all.

  Capital Expenditures and Financing. During fiscal 1996, 1995 and 1994, the Company had net cash provided by operating activities of $10.4 million, $6.6 million and $3.5 million, respectively. During fiscal 1996, 1995 and 1994, the Company used $3.4 million, $4.2 million and $4.4 million, respectively, for purchases of property and equipment related to new stores and other capital expenditures.

  Net cash provided by financing activities for fiscal 1996, 1995 and 1994 were $14.6 million, $22.5 million and $19.5 million, respectively. Advances and borrowings from the Money Order Supplier increased $7.9 million in fiscal 1996, $14.3 million in fiscal 1995 and $20.1 million in fiscal 1994. The increase in fiscal 1996 relates primarily to higher check cashing volume due to the additional 92 stores in operation at the end of the fiscal year compared to fiscal 1995.

  Total capital expenditures, including liabilities incurred in connection with acquired stores, amounted to $17.7 million, $18.2 million and $9.2 million in the years ended June 30, 1996, 1995 and 1994, respectively. Capital expenditures, exclusive of acquisitions, principally related to new store openings and remodeling existing stores.

  The Company's total budgeted capital expenditures, excluding acquisitions, are currently anticipated to be approximately $3.5 million during its year ending June 30, 1997, in connection with the opening of 30 to 40 new stores and the relocation or remodeling of certain existing stores. The actual amount of capital expenditures will depend in part on the number of new stores opened, the number of stores acquired and the number of existing stores that are relocated or remodeled. The Company believes that its existing resources, together with anticipated cash flow from operations and the Money Order Supplier's commitment to make Term Advances under the Money Order Agreement, will be sufficient to finance its planned expansion and operations during fiscal 1997. Although management anticipates that the Company will continue to expand, there can be no assurance that the Company's expansion plans will not be adversely affected by competition, market conditions or changes in laws or government regulations affecting check cashing businesses.

OPERATING TRENDS

SEASONALITY

  The Company's business is seasonal because of the impact of cashing tax refund checks and two other tax-related services -- electronic tax filing and processing applications for refund anticipation loans. During fiscal 1995, the seasonality pattern of the Company's revenues was changed as a result of new policies by the Internal Revenue Service related to electronic tax filing and processing of tax returns. Processing and delivery of tax refund checks by the IRS were delayed an estimated eight weeks compared to fiscal 1994. For fiscal 1996, the pattern of tax revenues followed a more normal sequence of processing and, consequently, ACE experienced increases in the number of tax refund checks cashed and an increase in the average tax refund check.

Results of operations also depend significantly upon the timing and amount of revenues and expenses associated with the addition of new stores.

IMPACT OF INFLATION

  Management believes that the Company's results of operations are not dependent upon the levels of inflation.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 See Part IV, Item 14 (a) 1. and 2. for information required for this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not Applicable.


                                    PART III

  The information called for in Part III of this Form 10-K is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than October 28, 1996 (120 days after the Company's fiscal year.)


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

1. Financial Statements.
   ---------------------

Report of independent public accountants...................................  F-1
Consolidated balance sheets as of June 30, 1996 and 1995...................  F-2
Consolidated statements of earnings for the years ended June 30, 1996,
  1995 and 1994............................................................  F-3
Consolidated statements of shareholders' equity  for the years ended
  June 30, 1996, 1995 and 1994.............................................  F-4
Consolidated statements of cash flows for the years ended June 30, 1996,
  1995 and 1994............................................................  F-5
Notes to consolidated financial statements.................................  F-6

2. Financial statement schedules.
   ------------------------------

  All schedules have been omitted as inapplicable or because the information required to be included therein is shown in the Financial Statements or Notes to Consolidated Financial Statements.


3. Exhibits
   --------

Exhibit Number                      Exhibits
- --------------                      --------

3.1 Restated Articles of Incorporation of the Registrant, as amended. (Included as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-53286) (the "Registration Statement") and incorporated herein.

3.2 Amended and Restated Bylaws of the Registrant, as amended. (Included as Exhibit 3.2 to the Registration Statement and incorporated herein by reference.)

4.1 Form of Certificate representing shares of Registrant's Common Stock. (Included as Exhibit 4.1 to the Registration Statement and incorporated herein by reference.)

10.1 Ace Cash Express, Inc. 1987 Stock Option Plan, as amended (including form of Incentive Stock Option Agreement). (Included as Exhibit 10.1 to the Registration Statement and incorporated herein by reference.)

10.2 1992 Master Agreement dated October 14, 1992 (the "Money Order Agreement") between the Company and American Express Travel Related Services Company, Inc. (the "Money Order Supplier"). (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934) (Included as Exhibit 10.4 to the Registration Statement and incorporated herein by reference.)

10.3 Agreement Regarding Stock Pledges dated as of November 20, 1992, between the Company and the shareholders pledging shares of Common Stock to secure the performance of the Company's obligations under the Money Order Agreement. (Included as Exhibit 10.7 to the Registration Statement and incorporated herein by reference.)

10.4 Lease Agreement dated October 1, 1987, between the Company and Greenway Tower Joint Venture, as amended by First Amendment to Lease Agreement dated April 29, 1988, Second Amendment to Lease Agreement dated August 24, 1988, Third Amendment to Lease Agreement dated December 29, 1988 and Fourth Amendment to Lease Agreement dated January 29, 1991. (Included as
        Exhibit 10.8 to the Registration Statement and incorporated herein by reference.)

10.5 First Amendment to the Money Order Agreement dated December 1,1992, between the Company and the Money Order Supplier. (Included as Exhibit
        10.9 to the Registration Statement and incorporated herein by reference.)

10.6 Agreement for Purchase and Sale of Stock Assets dated January 2, 1992, between T.J. Martin ("Martin") and R.C. Hemmig ("Hemmig"). (Included as
        Exhibit 10.10 to the Registration Statement and incorporated herein by reference.)

10.7 Option to Repurchase, dated January 2, 1992, in favor of Hemmig. (Included as Exhibit 10.12 to the Registration Statement and incorporated herein by reference.)

10.8 Irrevocable Proxy of Martin dated January 2, 1992 in favor of Hemmig. (Included as Exhibit 10.13 to the Registration Statement and incorporated by reference herein.)

10.9 Letter Agreement between First Data Corporation and the Company dated December 6,1993, amending the First Amendment to the Money Order Agreement. (Included as Exhibit 10.9 to the Company's Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)

10.10 Fifth Amendment to Lease Agreement dated June 13, 1994, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.10 to the Company's Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)

10.11 Asset Purchase Agreement dated November 22, 1993, among the Company, sole proprietor, limited partnership, and general partnerships that conduct business under the name "Mr. Money Check Cashers" (the "Sellers"), general partners of the partnership sellers (the "General Partners"), and an individual agent for the Sellers and the General Partners (the "Agent"). (Included as Exhibit 2.1 in the Company's Form 8-K filed on December 7, 1993 (Commission File Number 0-20774) and incorporated herein by reference.)

10.12 Food Stamp Sub-Contract Agreement dated November 22, 1993, between the Company and the Agent (Included as Exhibit 2.2 to the Company's Form 8-K filed on December 7,1993 (Commission File Number 0-20774) and incorporated herein by reference.)

10.13 Ace Cash Express, Inc. 401(k) Profit Sharing Plan, adopted July 1, 1994. (Included as Exhibit 10.13 to the Company's Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)

10.14 Ace Cash Express, Inc. Deferred Compensation Plan, adopted July 1, 1994. (Included as Exhibit 10.14 to the Company's Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)

10.15 Asset Purchase Agreement dated June 27, 1995, among the Company and Quick Cash, Inc., Q.C. & G. Financial, Inc., David Christenholz and Gloria Guerra-Leyva. (Included as Exhibit 2.1 to the Company's Form 8-K filed on July 11, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.16 Escrow Agreement dated June 27, 1995, among the Company, Quick Cash, Inc. Q.E. & C. Financial, Inc. David Christenholz, Gloria Guerra-Lyva, and Bank One, Arizona, NA, as escrow agent. (Included as Exhibit 2.2 to the Company's Form 8-K filed July 11, 1995, (Commission File Number 0-20774) and incorporated herein by reference.)

10.17 Promissory Note dated June 27, 1995, of the Registrant in favor of the Money Order Supplier. (Included as Exhibit 2.3 to Form 8-K filed July 11, 1995 and incorporated herein by reference.)

10.18 Second Amendment to the Money Order Agreement dated September 8, 1995, between the Company and the Money Order Supplier. (Included as Exhibit
        10.18 to the Company's Form 10-K as of June 30, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.19 Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan dated March 27, 1995. (Included as Exhibit 10.19 to the Company's Form 10-K as June 30, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.20 Letter Agreement dated July 13, 1995, between First Data Corporation and the Company amending the Money Order Agreement. (Included as Exhibit
        10.20 to the Company's Form 10-K as of June 30, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.21 Letter Agreement dated February 1, 1996, between the Company and the Money Order Supplier amending the Money Order Agreement. (Included as
        Exhibit 10.21 to the Company's Form 10-Q as of December 31, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.22 1996 MoneyGram Master Agreement dated February 1, 1996, between the Company and the Money Order Supplier (the "MoneyGram Agreement"). (Included as Exhibit 10.22 to the Company's Form 10-Q as of December 31, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.23 Agreement and Plan of Merger dated October 13, 1995, among the Company, Check Express, Inc., and Ace Acquisition Corporation. (Included as
        Exhibit 2.1 to the Company's Form 8-K filed on February 16,1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.24 Amendment (to Agreement and Plan of Merger) dated December 20, 1995, among the Company, Check Express, Inc., and Ace Acquisition Corporation. (Included as Exhibit 2.2 to the Company's Form 8-K filed on February 16, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.25 Sixth Amendment to Lease Agreement dated February 1, 1996, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.15 to the Company's Form 10-Q as of March 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.26 1996-A Amendment to the MoneyGram Agreement dated March 21, 1996, between the Company and the Money Order Supplier.

10.27 1996-B Amendment to the MoneyGram Agreement dated June 27, 1996, between the Company and the Money Order Supplier.

23.1    Consent of Arthur Andersen LLP

27      Financial Data Schedule

(b)     Reports on Form 8-K

                None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          ACE CASH EXPRESS, INC.

                                           By: /s/ THOMAS E. LARSON
                                              ----------------------------------
                                                                Thomas E. Larson
                                                   Senior Vice President-Finance
                                           Chief Financial Officer and Secretary

                                             Date:            September 19, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                           Title                                   Date
- ---------                           -----                                   ----
 /s/ RAYMOND C. HEMMIG              Chairman of the Board, Director         September 19, 1996
- ----------------------------------
Raymond C. Hemmig

 /s/ DONALD H. NEUSTADT             President and Chief Executive Officer,  September 19, 1996
- ----------------------------------  Director (Principal Executive Officer)
Donald H. Neustadt

 /s/ THOMAS E. LARSON
- ----------------------------------  Senior Vice President - Finance, Chief  September 19, 1996
Thomas E. Larson                    Financial Officer, Treasurer and
                                    Secretary (Principal Financial and
                                    Accounting Officer)

 /s/ HOWARD W. DAVIS                Director                                September 19, 1996
- ----------------------------------
Howard W. Davis

 /s/ MARSHALL B. PAYNE              Director                                September 19, 1996
- ----------------------------------
Marshall B. Payne

 /s/ EDWARD W. ROSE III             Director                                September 19, 1996
- ----------------------------------
Edward W. Rose III

 /s/ CHARLES DANIEL YOST            Director                                September 19, 1996
- ----------------------------------
Charles Daniel Yost

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Ace Cash Express, Inc.:


We have audited the accompanying consolidated balance sheets of Ace Cash Express, Inc. (a Texas corporation) and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ace Cash Express, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.


                                                         /s/ ARTHUR ANDERSEN LLP

                                                             ARTHUR ANDERSEN LLP



Dallas, Texas
September 6, 1996

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               JUNE 30,
                                        ---------------------
                                           1996       1995
                                        ----------- ---------
                                            (in thousands)

Cash and cash equivalents                  $ 56,603   $49,249
Accounts and notes receivable, net            4,891     1,633
Prepaid expenses                                328       427
Inventories                                   2,084     1,633
Property and equipment, net                  19,469    15,431
Covenants not to compete, net                 2,372     2,619
Excess of purchase price over fair
 value of assets acquired, net               23,124    15,692
Other assets                                  2,616       860
Net assets held for sale                      3,197        --
                                           --------  --------
                                           $114,684   $87,544
                                           ========   =======

                      LIABILITIES AND SHAREHOLDERS EQUITY

Money order principal payable              $ 35,488   $26,479
Revolving advances from money order
 supplier                                    21,157    22,232
Accounts payable and accrued liabilities     10,411     6,408
Notes payable                                 2,320       565
Term advances from money order supplier      16,969     9,732
Other liabilities                             3,103       835

Commitments and contingencies

Shareholders equity:
  Preferred stock, $1 par value,
   1,000,000 shares authorized,
    none issued and outstanding                  --        --
  Common stock, $.01 par value,
   10,000,000 shares authorized
     4,216,204  and  4,136,916 shares            42        41
      issued and outstanding,
      respectively
   Additional paid-in capital                18,130    17,514
   Retained earnings                          7,064     3,738
                                           --------   -------
     Total shareholders equity               25,236    21,293
                                           --------   -------
                                           $114,684   $87,544
                                           ========   =======




                See notes to consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                  YEAR ENDED JUNE 30,
                                        -------------------------------------
                                           1996          1995          1994
                                        ---------     ---------     ---------
                                                    ($ in thousands,
                                               except per share amounts)

Revenues                                 $68,959       $47,790      $39,902

Store expenses:
    Salaries and benefits                 20,786        15,465       12,642
    Occupancy                             11,284         8,677        7,005
    Depreciation                           2,752         2,074        1,663
    Other                                 13,730         9,368        7,447
                                         -------       -------      -------
       Total store expenses               48,552        35,584       28,757
Region expenses                            5,647         4,139        3,531
Headquarters expenses                      4,744         3,651        3,392
Franchise expenses                           458            --           --
Other depreciation and amortization        2,152         1,219        1,032
Interest expense (income)                  1,714           103         (173)
Other expenses                               236            28          125
                                         -------       -------      -------
Income before income taxes and
  cumulative effect of change in
  accounting principle                     5,456         3,066        3,238
Income taxes                               2,130         1,076        1,077
                                         -------       -------      -------

Income before cumulative effect of
 change in accounting principle            3,326         1,990        2,161
Cumulative effect of change in
 accounting for income taxes                  --            --           88
                                         -------       -------      -------

Net income                               $ 3,326       $ 1,990      $ 2,249
                                         =======       =======      =======

Earnings per share:
   Earnings before cumulative effect of
     change in accounting principle         $.78          $.48         $.52
   Cumulative effect of change in
      accounting for income taxes             --            --          .02
                                         -------       -------      -------

   Earnings                                 $.78          $.48         $.54
                                         =======       =======      =======

Weighted average number of common and
  common equivalents shares outstanding    4,253         4,157        4,162




                See notes to consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                               ($ IN THOUSANDS)

                             COMMON STOCK          ADDITIONAL     RETAINED           TOTAL
                         ---------------------      PAID-IN       EARNINGS        SHAREHOLDERS'
                           SHARES      AMOUNT       CAPITAL       (DEFICIT)          EQUITY
                         ---------  ----------   -------------    ---------       ------------
BALANCE, JULY 1, 1993    4,115,716  $      41    $      17,487    $    (500)      $     17,028
Stock options exercised     12,250         --               15           --                 15
Net income                      --         --               --        2,249              2,249
                         ---------  ----------   -------------    ---------       ------------
BALANCE, JUNE 30, 1994   4,127,966         41           17,502        1,749             19,292
Stock options exercised      8,950         --               12           --                 12
Net income                      --         --               --        1,989              1,989
                         ---------  ----------   -------------    ---------       ------------
BALANCE, JUNE 30, 1995   4,136,916         41           17,514        3,738             21,293
Stock options exercised     79,288          1              616           --                617
Net income                      --         --               --        3,326              3,326
                         ---------  ----------   -------------    ---------       ------------
BALANCE, JUNE 30, 1996   4,216,204  $       42   $      18,130    $   7,064       $     25,236
                         =========  ==========   =============    =========       ============




                See notes to consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                YEAR ENDED JUNE 30,
                                        --------------------------------
                                            1996       1995       1994
                                        ----------- ---------- ---------
                                                 ($ in thousands)
Cash flows from operating activities:
Net income                                $  3,326   $  1,990    $ 2,249
   Adjustments to reconcile net income
    to net cash provided
      by operating activities:
   Depreciation and amortization             4,908      3,293      2,695
   Change in deferred taxes                   (995)       232        287
   Recognition of deferred revenue            (278)      (178)      (305)
Changes in assets and liabilities:
     Accounts and notes receivable, net     (1,541)      (148)    (1,183)
     Prepaid expenses                           14        (31)      (135)
     Inventories                              (451)      (125)      (367)
     Other assets                           (1,260)      (346)      (309)
     Accounts payable and other              6,690      1,912        589
      liabilities                         --------   --------    -------
          Net cash provided by              10,411      6,599      3,521
           operating activities

Cash flows from investing activities:
   Purchases of property and equipment,
    net                                     (3,435)    (4,187)    (4,367)
   Cost of net assets acquired             (14,219)   (12,239)    (2,620)
                                          --------   --------    -------
          Net cash used by investing
           activities                      (17,654)   (16,426)    (6,987)

Cash flows from financing activities:
   Net borrowings from money order
    supplier                                 7,935     14,321     20,113
   Term advances from money order
    supplier                                 8,768      9,732         --
   Payments on notes payable                (1,192)    (1,525)      (630)
   Payment of term advances from money
    order supplier                          (1,531)        --         --
   Proceeds from stock options exercised       617         13         15
                                          --------   --------    -------
          Net cash provided by financing
           activities                       14,597     22,541     19,498
                                          --------   --------    -------
Net increase in cash and cash
 equivalents                                 7,354     12,714     16,032
Cash and cash equivalents, beginning
 of year                                    49,249     36,535     20,503
                                          --------   --------    -------
Cash and cash equivalents, end of year    $ 56,603   $ 49,249    $36,535
                                          ========   ========    =======

Supplemental disclosures of cash flows
 information:
Cash paid for:
   Interest                               $  1,646   $     64    $    30
   Income taxes                              1,798        572      1,254
Supplemental schedule of non-cash
 investing activities:
   Liabilities incurred in connection
    with acquired stores                  $    213   $  1,761    $ 2,225


                See notes to consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Ace Cash Express, Inc. (the "Company") was incorporated under the laws of the state of Texas in March 1982. The Company operates in one business segment and provides check cashing, money order, wire transfer and other transactional services to customers for a fee. On September 6, 1996, the Company owned and operated 570 stores in eighteen states and the District of Columbia. In addition, the Company has 112 franchised stores.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment securities purchased with a maturity of three months or less to be cash equivalents.

Inventories

Inventories consist of unsold lottery tickets, supplies and other inventory. Lottery tickets are stated at purchase price and accounted for using the specific identification method. Supplies and other inventories are stated at cost and utilize the first-in, first-out method. No provision for obsolescence is considered necessary.


                                JUNE 30,
                           ------------------
                             1996      1995
                           --------  --------
                            ($ in thousands)

Lottery tickets inventory    $1,730    $1,417
Supplies                         65        43
Other inventory                 289       173
                             ------    ------
                             $2,084    $1,633
                             ======    ======

Property and Equipment

Depreciation and amortization of property and equipment is based on the lesser of the estimated useful lives of the respective assets or lease terms, including anticipated renewals, ranging from three to ten years. Depreciation is calculated on a straight-line basis.

Intangible Assets

Pre-opening expenses, consisting of salary, training and travel costs incurred prior to store opening, are deferred and amortized over 12 months. Pre-opening costs (net of accumulated amortization) of $162,000 and $161,000 at June 30, 1996 and 1995, respectively, are included in other assets.

The excess of the purchase price over fair value of net assets acquired is being amortized on the straight-line method over 30 years. Company management annually evaluates the useful life of the excess of purchase price over fair value, its carrying value and its expected benefits in relation to the results of operations.

Store Expenses

The direct costs incurred in operating the stores have been classified as store expenses and are deducted from total revenues to determine contribution attributable to the stores. Store expenses include salary and benefit expense of store employees, rent and other occupancy costs, depreciation and amortization of store property and pre-opening costs, bank charges, armored security costs, net returned checks, cash shortages and other costs incurred by the stores.

Franchise Accounting

With the acquisition of Check Express, Inc. and its wholly-owned franchising subsidiaries on February 1, 1996, the Company entered the franchising business. The Company includes franchise fees in revenues. Franchise fees include initial, territory, and future optional store fees, as well as continuing franchise fees (royalty fees) and research and development fees. The Company offers both nonexclusive and exclusive franchise arrangements.

Initial fees are recognized when the Company has provided substantially all its initial services in accordance with the franchise agreements. Generally, this occurs when the related sites have been approved or identified and the franchisee has completed the training required by the Company. Related direct costs, primarily sales commissions, are deferred until revenue is recognized. Royalty fees are recognized as revenues as they are earned under the franchise agreements. For the year ended June 30, 1996, $633,000 of franchise fee revenue was recognized.

Cash payments received under franchise agreements prior to the completion of the earnings process are deferred until all initial services are performed.

Installment Notes Receivable and Interest Income Recognition

The Company, through its wholly owned subsidiary Check Express Finance, Inc., purchases installment notes receivable originated by selected used automobile dealers (auto loans) at a discount. These auto loans are collateralized by the automobile, and the Company has recourse agreements in place with the dealers such that repossession and resale of the collateral supporting non-performing loans is the responsibility of the dealers. The Company currently purchases these auto loans primarily from two automobile dealers located in Central Florida. See Note 14 regarding subsequent event.

Income Taxes

Effective July 1, 1993, the Company implemented the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS
No. 109"). SFAS No. 109 utilizes an asset and liability approach and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. Prior to the implementation of SFAS No. 109, the Company accounted for income taxes using Accounting Principles Board Opinion No. 11.

Earnings Per Share

Earnings per share has been computed based on the weighted average number of common and common equivalent shares outstanding for the respective periods. Employee stock options and other common stock equivalents have been included as common stock equivalents unless anti-dilutive.

Returned Checks

The Company charges operations for potential losses on returned checks in the period such checks are returned, since ultimate collection of these items is uncertain. Recoveries on returned checks are credited in the period when the recovery is received.

Software Development Costs

All internal costs of computer software development related to the Company's point of sale system are expensed as incurred.

Reclassifications

Certain prior years' amounts have been reclassified to conform to the current year's presentation.

Recently Issued Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires entities to measure compensation cost related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value must make pro forma disclosures for fiscal years beginning after January 1, 1996, of net income and earnings per share as if the fair value method had been applied. The Company has elected to account for stock-based compensation programs using the intrinsic value method consistent with its existing accounting policies. Therefore, the standard will have no effect on the consolidated financial statements.

The Financial Accounting Standards Board has issued Statement of Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events indicate that the carrying amount of an asset may not be recoverable. Company management annually evaluates the carrying value of its long-lived assets in relation to results of operations.

2. PROPERTY AND EQUIPMENT


                                                        JUNE 30,
                                                 ---------------------
                                                   1996         1995
                                                 ---------   ---------
                                                   ($ in thousands)
Property and equipment, at cost:
  Store equipment, furniture and
   fixtures                                      $  15,385   $  12,206
  Leasehold improvements                            12,113       8,936
  Signs                                              3,497       2,812
  Other                                                799         696
                                                  --------     -------
                                                    31,794      24,650
Less -- accumulated depreciation and
 amortization                                      (12,325)     (9,219)
                                                  --------     -------
                                                  $ 19,469     $15,431
                                                  ========     =======

3. ACQUISITIONS

  On February 1, 1996, the Company purchased all the outstanding common stock of Check Express, Inc. (Check Express) which became a wholly-owned subsidiary of the Company. Check Express and its wholly-owned subsidiaries owned and operated 29 check cashing stores in Florida, Indiana and Washington and also had 164 franchised stores at the date of the acquisition. In addition, its wholly owned subsidiary, Check Express Finance, Inc., purchased installment notes receivable from two automobile dealers in Central Florida. Total consideration for the purchase was $6,525,000. The acquisition was accounted for using the purchase method of accounting. Operations for the period from February 1, 1996, to June 30, 1996, are included in the Company's operations for fiscal 1996.

  During the year ended June 30, 1996, the Company acquired the assets of 41 additional stores in 11 separate purchases from third parties for an aggregate consideration of $5,047,000. The unaudited pro forma results of operations of the combined entities as if all fiscal 1996 acquisitions had occurred at the beginning of each fiscal year is presented as follows (in thousands, except for per-share data):

                                              JUNE 30,
                                       --------------------
                                         1996        1995
                                       ---------  ---------
Revenues                                 $73,206    $57,260
Net income                                 3,581      2,892
Earnings per share:
  Net income                             $   .84    $   .70
  Weighted average shares outstanding      4,253      4,157

During the year ended June 30, 1995, the Company acquired the assets of 77 stores in eleven separate purchases from third parties for an aggregate consideration of $14,000,000. During the year ended June 30, 1994, the Company acquired the assets of a total of 32 stores in seven separate transactions from third parties for an aggregate consideration of $4,846,000. As a condition of each purchase, the sellers agreed not to compete with the Company for specified periods ranging from two to five years. All acquisitions have been accounted for using the purchase method of accounting. Covenants not to compete were valued at contractually agreed upon amounts which management believes corresponded to fair value.

                                                JUNE 30,
                                        ---------------------
                                          1996         1995
                                        ---------   ---------
                                           ($ IN THOUSANDS)
Covenants not to compete, at cost         $ 3,812     $ 3,377
Less -- accumulated amortization           (1,440)       (758)
                                          -------     -------
                                          $ 2,372     $ 2,619
                                          =======     =======

The excess purchase price over fair value of net assets acquired are as follows:

                                               JUNE 30,
                                        ---------------------
                                          1996         1995
                                        ----------  ---------
                                           ($ IN THOUSANDS)
Excess of purchase price over fair
 value of net assets acquired at cost      $24,566    $16,497
Less -- accumulated amortization            (1,442)      (805)
                                           -------    -------
                                           $23,124    $15,692
                                           =======    =======

4. FINANCING ARRANGEMENTS AND GUARANTEES

Most of the Company's funds for the operation of its check cashing business, ACE's primary business, are derived from American Express Travel Related Services, Inc. (the "Money Order Supplier") under the terms of the Company's 1992 Master Agreement as amended (the "Money Order Agreement"). The Money Order Agreement provides for the payment of certain fees to the Money Order Supplier in connection with the sale of money orders by the Company and requires the Company to remit proceeds from money order sales to the Money Order Supplier in accordance with a deferred remittance schedule. In addition, the Money Order Agreement provides a commitment by the Money Order Supplier to make advances, including working capital advances ("Revolver Advances") and long-term revolving advances ("Term Advances") to the Company. Term Advances are intended to fund a portion of the Company's financial needs for expansion and acquisition of new stores.

The Money Order Agreement provides for scheduled remittances of proceeds from the sale of money orders. The Money Order Agreement requires the Company to use money order proceeds in accordance with applicable law. The Company uses the money order proceeds for making change in the ordinary course of its business, including when cashing checks, and may use Revolver Advances under the Money Order Agreement for working capital purposes other than the payment of operating expenses and capital expenditures.

The total amount of deferred money order remittances payable to the Money Order Supplier and Revolver Advances made by the Money Order Supplier under the Money Order Agreement may not exceed the Company's cash balances and cash equivalents (including checks cashed by the Company that are being processed for payment). In addition, the amount of such deferred money order remittances and Revolver Advances is limited based upon the Company's volume of money order sales. The interest on Revolver Advances from the Money Order Supplier is based on a per annum rate of 1.5% over the prime rate. The Company's obligations under the Money Order Agreement are collateralized by all the assets of the Company. The weighted average interest rate on short-term borrowings under the Money Order Agreement was 9.91%, 9.84%, and 7.79% for the years ended June 30, 1996, 1995 and 1994, respectively.

The Money Order Agreement, includes various restrictive covenants, including, among other things, financial coverage ratios and limitations on the Company's incurrence of indebtedness, required operating cash flow levels and permitted capital expenditures. The Money Order Agreement also restricts encumbrance of the collateral provided to the Money Order Supplier, repurchases of its capital stock, effecting fundamental changes to its governing corporate documents and making investments in other persons or entities. Under the Money Order Agreement, the Company's ability to pay dividends is limited to the greater of
(i) 20% of the earnings of the Company for the immediately preceding fiscal year and (ii) after December 1, 1994, 10% of cumulative earnings of the Company after September 30, 1992, up to $1.0 million annually; provided that the payment of any dividends does not cause a default under any other covenant in the Money Order Agreement.

The Money Order Agreement also provides for Term Advances to the Company, which are related to the Company's expansion and acquisition of new stores. The maximum amount of Term Advances available to the Company is $18.5 million. Each Term Advance bears interest at the prime rate plus 1% and is payable in equal monthly installments utilizing a 60-month amortization until December 31, 1998, when the remaining principal is due. Term Advances may be prepaid in whole or in part and reborrowed based on availability. At September 6, 1996, approximately $1.8 million of the Term Advances commitment is available for acquisitions.

At June 30, 1996, the Company had $16,969,000 in outstanding Term Advances which were used to fund fiscal 1995 and 1996 acquisitions. Principal payments of $316,000 are due monthly through December 31, 1998, when the remaining principal of approximately $7,489,000 is due. Interest at 1% over the prime interest rate (totaling 9.25% at September 6, 1996) is due monthly.

The Money Order Agreement expires on December 31, 1998, but may be terminated by the Money Order Supplier before that date for several reasons, including (i) upon a change of control of the Company , (ii) after a default by the Company that is not cured, (iii) under certain limited circumstances after 180 days' notice, or (iv) upon a reasonable determination by the Money Order Supplier that there has been a material adverse change in the financial condition of the Company.

On July 13, 1995, the Company and the Money Order Supplier entered into an agreement relating to the stores acquired from Quick Cash, Inc. In connection with this agreement, the Money Order Supplier made a $972,000 non-refundable advance payment to the Company on July 17, 1995. The Company has deferred recognition of the advance payment and is amortizing it to revenues over the 42 month guarantee period ending December 31, 1998. Further, the Money Order Supplier agreed to guarantee revenues from the providing of MoneyGram wire transfer services at the annual rate of $1,080,000. This amount is equivalent to the annual aggregate wire transfer revenue for the acquired stores derived from another supplier. The guarantee period expires on December 31, 1998, unless the Master Agreement is extended. In such case, the guarantee period is extended to coincide with the extension of the Master Agreement, with a maximum extension date of August 30, 2000.

MoneyGram Services. On February 1, 1996, the Company entered into a letter agreement with the Money Order Supplier, pursuant to which (i) the maximum aggregate amount of the Term Advances available to the Company was increased to its current level of $18.5 million and (ii) the parties executed a separate agreement, the 1996 MoneyGram Master Agreement, to govern their relationship regarding money transfer services. When executed, that 1996 MoneyGram Master Agreement contained substantially the same terms regarding MoneyGram money transfer services as those set forth in the Money Order Agreement (which ceased to apply to those services), except that it permitted the Money Order Supplier to assign its rights and obligations thereunder to any of its affiliates, including First Data Corporation ("FDC") or its subsidiary Integrated Payment Systems Inc. ("IPS") or affiliate MoneyGram Payment Systems, Inc.

Since its execution, that 1996 MoneyGram Master Agreement has been amended (as so amended, the "MoneyGram Agreement") in certain respects. The term of the MoneyGram Agreement has been extended for two additional years, to December 31, 2000. Under terms of the agreement, MoneyGram paid the Company an initial bonus of $2 million. The agreement also provides for future incentives for opening new MoneyGram service locations, and other performance incentives. The initial bonus has been deferred and included in other liabilities in the Company's fiscal 1996 consolidated balance sheet. The bonus is being amortized to revenues on a straight line basis over the five year term of the MoneyGram Agreement. During the year ended June 30, 1996, $200,000 of amortization was recorded and included in money transfer services revenues.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                   JUNE 30,
                             -------------------
                               1996       1995
                             --------   --------
                              ($ IN THOUSANDS)

Accounts payable -- trade     $ 3,578   $2,022
Accrued salaries                2,248    1,505
Money transfer payable          1,194    1,210
Accrued bank charges              522      504
Income taxes payable            1,276      273
Other                           1,593      894
                              -------   ------
                              $10,411   $6,408
                              =======   ======


6. NOTES PAYABLE

  In connection with the acquisition of Check Express, Inc. and its wholly owned subsidiaries on February 1, 1996, all the outstanding indebtedness of those companies are included in the Company's consolidated balance sheet. As of June 30, 1996, the following amounts were outstanding under these notes. No additional borrowings have been made under these lending facilities. The fair value of these notes does not materially differ from their carrying value.

                                                     JUNE 30,
                                                -----------------
                                                  1996     1995
                                                -------   -------
                                                 ($ IN THOUSANDS)

Notes payable to banks:
   Note payable to bank, 8.5%, due in
    monthly principal and interest
    installments to 2003(a)                     $   85    $    --
   Note payable to bank, 8.25% ,due in
    monthly principal and interest
    installments to 2001(a)                        652         --
   Note payable to bank, 11.125% (b)                34         --
   Note payable to bank, 11.125% (b)                17         --
   Note payable to bank, 11.125% (b)                88         --
   Note payable to bank, 11.125% (b)               149         --
   Note payable to bank, 12.75% (b)                203         --
                                                ------    -------
                                                 1,228         --
Subordinated notes payable:
    Promissory notes payable, subordinate
     to all senior indebtedness at
     interest rates ranging from 6% to
     14%, due in  monthly principal and
     interest installments through 1999            779         --

Notes payable for acquired stores at
 interest rates varying from 6% to
 9.25%, due in 1997                                203        565
Other                                              110         --
                                                ------    -------
                                                $2,320    $   565
                                                ======    =======

 (a)  Collateralized by substantially all the assets of Check Express, Inc.
 (b) Collateralized by certain identified installment auto loans. Weekly remittance of principal and interest are due as auto loan payments are collected, due in 1997.

  A substantial portion of the notes payable mature during the year ending June 30, 1997. Management anticipates all notes payable will be repaid during fiscal 1997 utilizing working capital from operations including the anticipated proceeds from the planned sale of the auto loan portfolio. See Note 14.


7. OTHER LIABILITIES


                                                    JUNE 30,
                                                ----------------
                                                  1996     1995
                                                -------  -------
                                                ($ IN THOUSANDS)

Deferred revenue                                $3,033    $ 251
Deferred taxes                                      --      141
Other                                               70      443
                                                ------    -----
                                                $3,103    $ 835
                                                ======    =====


8. SHAREHOLDERS' EQUITY

The Company sponsors a Stock Option Plan (as amended, the "Plan") for eligible employees. There are 408,812 shares of Common Stock reserved for grants of options under the Plan. Options are granted at the sole discretion of the Stock Option Committee of the Board of Directors to selected employees of the Company. Outstanding options are generally exercisable annually in installments over a three-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire five years after date of grant.

The following table summarizes stock option activity under the Plan:

                                                                  Available for        Weighted
                                                                  -------------        --------
                                          Reserved   Granted          Grant          Average Price
                                          ---------  --------         ------         -------------

Shares at June 30, 1993                    309,300   191,500            117,800          $ 9.20
Exercised                                  (12,250)  (12,250)                --            1.79
Canceled                                        --   (45,950)            45,950           11.50
Granted                                         --   150,656           (150,656)           9.09
                                           -------   -------           --------

Shares at June 30, 1994                    297,050   283,956             13,094            9.09
Increase in shares reserved for options    200,000        --            200,000              --
Exercised                                   (8,950)   (8,950)                --            1.79
Canceled                                        --   (23,800)            23,800           11.50
Granted                                         --    84,050            (84,050)           8.04
                                           -------   -------           --------

Shares at June 30, 1995                    488,100   335,256            152,844            8.85
Exercised                                  (79,288)  (79,288)                --            6.71
Canceled                                        --   (58,891)            58,891            9.02
Granted                                         --   113,450           (113,450)           9.08
                                           -------   -------           --------
Shares at June 30, 1996                    408,812   310,527             98,285          $ 9.30
                                           =======   =======           ========

At June 30, 1996, the outstanding options as to 310,527 shares have exercise prices ranging from $7.50 to $16.00 (fair market value on dates of grant). Options as to 150,538 shares are exercisable at a weighted average exercise price of $9.93.

In March 1995, the Board of Directors approved the adoption of a nonqualified non-employee director stock option plan. The purpose of this plan is to permit the Company to grant options to the Company's outside directors as part of their compensation. The plan has 60,000 shares reserved for issuance. Options as to 17,000 shares were granted under the plan at a weighted average exercise price of $8.96 a share. None were exercised or canceled. A total of 5,000 shares are exercisable at June 30, 1996.

9. INCOME TAXES

The provision for income taxes consists of the following:

                                YEAR ENDED JUNE 30,
                            --------------------------
                              1996     1995     1994
                            -------- -------- --------
                                 ($ in thousands)
Current:
Federal income tax          $2,638    $  669   $  633
State income tax               488       175      157
                            ------    ------   ------
                             3,126       844      790
Deferred                      (996)      232      287
                            ------    ------   ------
                            $2,130    $1,076   $1,077
                            ======    ======   ======


The net deferred tax asset (liability) consists of the following:

                                           JUNE 30,
                                    -------------------
                                      1996       1995
                                    --------   --------
                                      ($ in thousands)

Gross assets                        $1,577     $  460
Gross liabilities                     (723)      (601)
                                    ------     ------
Net deferred tax asset (liability)     854     $ (141)
                                    ======     ======

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                             JUNE 30,
                                       ------------------
                                        1996        1995
                                       --------  --------
                                        ($ in thousands)

Accrued liabilities                    $   327   $   301
Deferred revenue                         1,182        99
Depreciation and amortization             (655)     (541)
                                        ------    ------
                                       $   854    $ (141)
                                        ======    ======

The provisions for taxes on income as reported differ from the tax provision computed by applying the statutory federal income tax rate of 34% as follows:

                                              YEAR ENDED JUNE 30,
                                        ----------------------------
                                          1996      1995      1994
                                        -------- --------- ---------
                                               ($ in thousands)

Federal income tax provision on income
 at statutory rate of 34%               $1,855   $1,042    $1,101
State taxes, net of federal benefit        239      127       103
Targeted jobs tax credit, net               --      (33)       --
Amortization of excess purchase price
 over fair value of assets acquired         31       16        16
Tax-exempt interest                         --      (10)      (48)
Reduction in prior years taxes              --      (56)      (97)
Other-net                                    5      (10)        2
                                        ------   ------    ------
Income tax provision                    $2,130   $1,076    $1,077
                                        ======   ======    ======

10. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under noncancelable operating leases. Most of the Company's facility leases contain options that allow the Company to renew leases for periods that generally range from three to nine years. At June 30, 1996, future minimum rental payments under existing leases were as follows (in thousands):

Year ending June 30:

     1997.............................  $ 8,845
     1998.............................    6,377
     1999.............................    3,857
     2000.............................    2,062
     2001.............................    1,147
     Thereafter.......................      558
                                        -------
                                        $22,846
                                        =======

Rent expense was $7,773,000, $5,929,000, and $4,789,000 in the years ended June 30, 1996, 1995 and 1994, respectively.

The Company is involved in various legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will result in any material impact on the Company's financial condition and results of operations.

11. EARNINGS PER SHARE

Earnings per common and common equivalent share were computed based on the weighted average number of common shares outstanding during the year. Earnings per common and common equivalent share were computed as follows:

                                                 YEAR ENDED JUNE 30,
                                       -------------------------------------
                                          1996          1995         1994
                                       ----------   -----------   ----------
                                       (In thousands, except per share data)
Earnings per share before cumulative
  effect of change in accounting
  principle:
 Income before cumulative effect of
  change in accounting principle        $  3,326     $  1,990      $  2,161


  Earnings per share before cumulative
    effect of change in accounting
    principle                           $    .78     $    .48      $    .52
                                        ========     ========      ========

Earnings per share:
  Net income                            $  3,326     $  1,990      $  2,249

  Earnings per share                    $    .78     $    .48      $    .54
                                        ========     ========      ========

Weighted average number of common
  shares outstanding                       4,253        4,157         4,162
                                        ========     ========      ========


12. EMPLOYEE BENEFITS PLANS

Effective July 1, 1994, the Company established a 401(k) savings plan on behalf of its employees. Employees may contribute up to 20% of their annual compensation to the plan, subject to statutory maximums. The Company also established a nonqualified deferred compensation plan where eligible participants may elect to defer a portion of their compensation until retirement. No matching of employee contributions by the Company has been authorized by the Board of Directors.

13. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the fiscal years ended June 30, 1996, 1995 and 1994 are as follows:

                  ($ in thousands, except per share amounts)

                                                   THREE MONTHS ENDED                         YEAR ENDED
                                      ------------------------------------------------        ----------
                                        SEPT 30      DEC 31        MAR 31     JUNE 30           JUNE 30
                                      ----------  ------------  -----------  ---------        ----------
1996:
Revenues                                $14,067       $14,591      $20,544    $19,757           $68,959
Net income                                  168           204        1,927      1,027             3,326
Earnings per share                          .04           .05          .45        .24               .78

1995:
Revenues                                $10,155       $10,752      $13,124    $13,759           $47,790
Net income                                   84           158          865        883             1,990
Earnings per share                          .02           .04          .21        .21               .48

1994:
Revenues                                $ 8,271       $ 9,038      $12,414    $10,179           $39,902
Income before cumulative effect of
  change in accounting principle             24           202        1,569        366             2,161
Net income                                  112           202        1,569        366             2,249
Earnings per share before cumulative
  effect of change in accounting
  principle                                 .01           .05          .38        .09               .52
Earnings per share                          .03           .05          .38        .09               .54

The Company's business is seasonal because of the impact of cashing tax refund checks and two other tax-related services -- electronic tax filings and processing applications for refund anticipation loans.


14. SUBSEQUENT EVENTS


  In August, 1996, the Company signed a letter of intent with an independent third party to sell its entire interest in its auto loan portfolio (i.e. substantially all of the assets of Check Express Finance, Inc., a subsidiary of Check Express, Inc.) for a calculated amount based on the gross amount of loans outstanding at the closing date. The proceeds to the Company are anticipated to approximate the carrying value on the Company's financial statements at the closing date. No gain or loss will be recognized on the sale since this auto loan portfolio was substantially all acquired in connection with the February 1, 1996, acquisition of Check Express, Inc. A portion of the proceeds from the sale of the auto loans will be used to fully repay long-term debt collateralized by the loans.

  As of September 6, 1996, 39 former Check Express franchised stores have exercised an option to convert to ACE franchises and 56 stores have elected to remain under existing agreements. Owners of 51 stores have elected to buy out their agreements under a program offered by the Company. Through September 6, 1996, ACE has received payment totaling $1,275,000 under these buyout arrangements. The receipt of these buyout payments, less related tax effects of $497,000, has been reflected as part of the initial purchase accounting of the Check Express acquisition and, consequently, no gain on these payments was recognized.