Form 10-Q
period 1996-09-30
ACE CASH EXPRESS INC/TX
filed 1996-11-13
CIK 849116

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            _______________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM              TO
                                       ------------    ------------

                        COMMISSION FILE NUMBER 0-20774

                            ACE CASH EXPRESS, INC.
            (Exact name of registrant as specified in its charter)

                 TEXAS                                          75-2142963
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

Yes    X      No
    --------     --------

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class              Outstanding as of November 8, 1996
     -----              ----------------------------------

     Common Stock                4,239,667 shares

                            ACE CASH EXPRESS, INC.



PART I.     FINANCIAL INFORMATION                                       PAGE NO.

Item 1.     Consolidated Financial Statements:

            Interim Consolidated Balance Sheets as of
            September 30, 1996, and June 30, 1996                            3

            Interim Unaudited Consolidated Statements of Earnings for the
            Three Months ended September 30, 1996 and 1995                   4

            Interim Unaudited Consolidated Statements of Cash Flows
            for the Three Months ended September 30, 1996 and 1995           5

            Notes to Interim Consolidated Financial Statements               6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        9

PART II.    OTHER  INFORMATION

Item 1.     Legal Proceedings                                               12

Item 2.     Changes in Securities                                           12

Item 3.     Defaults Upon Senior Securities                                 12

Item 4.     Submission of Matters to a Vote of Security Holders             12

Item 5.     Other Information                                               12

Item 6.     Exhibits and Reports on Form 8-K                                12

                         PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                          SEPTEMBER 30, 1996   JUNE 30, 1996
                                        --------------------   -------------
                                             (UNAUDITED)
                                                     (in thousands)
Cash and cash equivalents                           $ 61,976        $ 56,603
Accounts and notes receivable, net                     3,970           4,891
Prepaid expenses                                         395             328
Inventories                                            1,665           2,084
Property and equipment, net                           20,781          19,469
Covenants not to compete, net                          2,786           2,372
Excess of purchase price over fair                    25,114          23,124
 value of assets acquired
Other assets                                           2,723           2,616
Net assets held for sale                               3,378           3,197
                                                    --------        --------
                                                    $122,788        $114,684
                                                    ========        ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Money order principal payable                       $ 43,418        $ 35,488
Revolving advances from money order supplier          18,399          21,157
Accounts payable and accrued liabilities               7,939          10,411
Notes payable                                          4,645           2,320
Term advances from money order supplier               18,500          16,969
Other liabilities                                      4,274           3,103

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000 shares
    authorized, none issued and outstanding               --              --
  Common stock, $.01 par value, 10,000,000 shares
    authorized, 6,328,861  and 6,324,306 shares
    issued and outstanding, respectively                  63              63
  Additional paid-in capital                          18,142          18,109
  Retained earnings                                    7,408           7,064
                                                    --------        --------
     Total shareholders' equity                       25,613          25,236
                                                    --------        --------
                                                    $122,788        $114,684
                                                    ========        ========


          See notes to the interim consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS


                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                              -------------------------------
                                                  1996               1995
                                              -------------      ------------
                                                      (in thousands,
                                                  except per share data)
Revenues                                            $19,021           $14,067

Store expenses:
    Salaries and benefits                             5,755             4,607
    Occupancy                                         3,287             2,616
    Depreciation                                        772               621
    Other                                             4,192             3,010
                                                    -------           -------
Total store expenses                                 14,006            10,854
Region expenses                                       1,764             1,205
Headquarters expenses                                 1,227               964
Franchise expenses                                      238                --
Other depreciation and amortization                     656               485
Interest expense                                        548               287
Other expense                                            16                 2
                                                    -------           -------
Income before income taxes                              566               270
Income taxes                                            221               102
                                                    -------           -------
Net income                                          $   345           $   168
                                                    =======           =======


Earnings per share                                     $.05              $.03
                                                    =======           =======

Weighted average number of common and
  common equivalent shares outstanding                6,490             6,298
                                                    =======           =======



          See notes to the interim consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
           INTERIM UNAUDITED CONSOLIDATED STATEMENTS  OF CASH FLOWS



                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       ---------------------
                                                         1996       1995
                                                       ---------------------
                                                          (in  thousands)
Cash flows from operating activities:
Net income
   Adjustments to reconcile net income to net
      cash provided by operating  activities:           $   344    $   168
   Depreciation and amortization                          1,065      1,106
   Recognition of deferred revenue                         (350)       (69)
Changes in assets and liabilities:
     Accounts and notes receivable, net                     740        286
     Prepaid expenses                                       (67)        (2)
     Inventories                                            419        743
     Other assets                                          (106)      (467)
     Accounts payable and other liabilities                (952)       118
                                                        -------    -------
          Net cash provided by operating activities       1,093      1,883

Cash flows from investing activities:
   Purchases of property and equipment, net              (1,027)      (843)
   Cost of  net assets acquired                          (3,755)        --
                                                        -------    -------
         Net cash used by investing activities           (4,782)      (843)

Cash flows from  financing activities:
   Net borrowings from money order supplier               4,695     (4,022)
   Increase in notes payable                                525         --
   Term advances from money order supplier                2,478         --
   Payments on notes payable                               (199)      (223)
   Payment of term advances from money order supplie      1,531         --
   Proceeds from stock options exercised                     32          2
                                                        -------    -------
      Net cash provided by financing activities           9,062     (4,243)
                                                        -------    -------
Net increase in cash and cash equivalents                 5,373     (3,203)
Cash  and cash equivalents, beginning of period          56,603     49,249
                                                        -------    -------
Cash and cash equivalents, end of period                $61,976    $46,046
                                                        =======    =======

Supplemental disclosures of cash flows information:
Cash paid for:
   Interest                                                 485        326
   Income taxes                                           1,574        181



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

OPERATIONS

     Ace Cash Express, Inc. was incorporated under the laws of the State of Texas in March 1982. The Company operates in one business segment and provides check cashing, money order, wire transfer, loans and other transactional services to customers for a fee. As of September 30, 1996, the Company owned and operated 576 stores in 18 states and the District of Columbia and had 95 additional franchised stores in eleven additional states.

2. SUBSEQUENT EVENT

     On October 29, 1996, the Board of Directors of the Company authorized a stock dividend in the form of a three-for-two stock split. The split will be effected by distributing one additional share of common stock for each two shares of common stock outstanding. The record date for determining holders entitled to receive the stock dividend will be November 15, 1996, with a delivery date on or about November 30, 1996. Fractional shares will be redeemed in cash. All share and per share amounts have been restated as if the split were effective as of July 1, 1995.

             SUPPLEMENTAL STATISTICAL DATA - COMPANY OWNED STORES


                                          THREE MONTHS ENDED
                                            SEPTEMBER 30,          YEAR ENDED JUNE 30,
                                          ------------------    -------------------------
                                            1996      1995      1996      1995      1994
                                          -------   -------    ------    ------   -------
STORE OPERATING DATA:
   Beginning of period                       544       452       452       343       276
   Acquired                                   23         0        69        77        32
   Opened                                     11         6        33        40        47
   Closed                                     (2)       (2)      (10)       (8)      (12)
                                          ------    ------   -------   -------    ------

   End of period                             576       456       544       452       343
                                          ======    ======   =======   =======    ======

Percentage increase in comparable store
 revenues from prior period (1)              5.9%      3.0%      4.1%      1.6%      1.0%


Capital expenditures (in thousands)       $1,035    $  845   $ 3,435   $ 4,187    $4,367
Cost of net assets acquired (in           $3,755        --   $14,432   $14,000    $4,846
 thousands)
-----------------------------------------------------------------------------------------

OPERATING DATA:

Face amount of checks cashed (in          $  574    $  472   $ 2,144   $ 1,567    $1,309
 millions)
Face amount of money orders sold (in      $  435    $  352   $ 1,531   $ 1,213    $1,042
 millions)
Face amount of money orders sold  as a
  percentage of the face amount of
   checks                                   75.8%     74.5%     71.4%     77.4%     79.6%
   cashed
Face amount of average check              $  271    $  277   $   285   $   284    $  286
Average fee per check                     $ 6.32    $ 6.22   $  6.81   $  6.79    $ 6.94
Number of checks cashed (in thousands)     2,114     1,704     7,535     5,516     4,585
Number of money orders sold (in            3,253     2,772    11,835     9,334     8,266
 thousands)
-----------------------------------------------------------------------------------------

COLLECTIONS DATA:

Face amount of returned checks (in        $2,705    $1,948   $ 8,661   $ 6,206    $5,196
 thousands)
Collections (in thousands)                 1,571     1,209     5,004     3,786     3,304
                                          ------    ------   -------   -------    ------
Net write offs (in thousands)             $1,134    $  739   $ 3,657   $ 2,420    $1,892
                                          ======    ======   =======   =======    ======

Collections as a percentage of returned     58.1%     62.0%     57.8%     61.0%     63.6%
 checks
Net write-offs as a percentage of            6.0%      5.3%      5.3%      5.1%      4.7%
 revenues
Net write-offs as a percentage of
  the face amount of checks cashed           .20%      .16%      .17%      .15%      .14%

(1) Calculated based on the change in revenues of all stores open for both of the full year and three month periods compared.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


Revenue Analysis
------------------------------------------------------------------------
                                  THREE MONTHS ENDED SEPTEMBER 30,
                              ------------------------------------------
                                                       (PERCENTAGE OF
                              ($ IN THOUSANDS)             REVENUE)
                              ------------------------------------------
                                 1996      1995        1996        1995
                              -------   -------       ------      ------
Check fees                    $13,135   $10,395        69.1%       73.9%
Tax check fees                    227       204         1.2         1.5
Money transfer services         1,421       940         7.5         6.7
Loan fees and interest          1,188       400         6.2         2.8
Money order sales                 659       544         3.5         3.9
New customer fees                 435       272         2.3         1.9
Bill payment services             411       277         2.2         2.0
Franchise revenues                362        --         1.9          --
Food stamp distribution           202       288         1.1         2.0
Electronic tax filings              8         7          --          --
Other fees                        973       740         5.0         5.3
                              -------   -------       -----       -----
Total revenue                 $19,021   $14,067       100.0%      100.0%
                              =======   =======       =====       =====

Average revenue per store       $34.0     $31.1


Revenues increased $5.0 million, or 35%, to $19.0 million in the first quarter of fiscal 1997 from the $14.1 million in the first quarter of the last fiscal year. This revenue growth resulted, in part, from a $0.8 million, or 5.9%, increase in comparable store revenues (431 stores). The balance of the increase came from stores which were opened or acquired after June 30, 1995, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 120, or 26%, from 456 stores open at September 30, 1995, to 576 stores open at September 30, 1996. The increase in total check cashing fees accounted for 55% of the total revenue increase. Check cashing fees increased $2.7 million, or 26%, from the $10.6 million in the first quarter of the last fiscal year to $13.4 million in the first quarter of fiscal 1997. This increase resulted from a 24% increase in the total number of checks cashed, plus a 1.6% increase in the average fee per check realized by the Company.

Money transfer services increased $0.5 million, or 51%, principally as a result acquired stores and the related revenue guarantees and continued promotion activities by the money transfer services supplier. Franchise fees in the first quarter of fiscal 1997 are primarily franchise royalties from the Check Express and Check-X-Change franchisees which commenced with the Check Express, Inc. acquisition on February 1, 1996. Loan fees and interest increased $0.8 million, or 197%, as a result of increased volume of the Company's small consumer loan program, currently offered in 181 Company-owned stores in 11 states.



STORE EXPENSE ANALYSIS
------------------------------------------------------------------------
                                  THREE MONTHS ENDED SEPTEMBER 30,
                              ------------------------------------------
                              ($ IN THOUSANDS)   (PERCENTAGE OF REVENUE)
                              ------------------------------------------
                               1996      1995        1996         1995
                              -------  --------    --------     --------

Salaries and benefits         $ 5,755   $ 4,607        30.3%       32.8%
Occupancy                       3,287     2,615        17.3        18.6
Armored and security              774       720         4.1         5.1
Returns and cash shorts         1,642     1,106         8.6         7.9
Loan losses                       297        82         1.6         0.6
Depreciation                      772       621         4.1         4.4
Other                           1,479     1,103         7.8         7.8
                              -------   -------        ----        ----
Total store expense           $14,006   $10,854        73.6%       77.2%
                              =======   =======        ====        ====

Average per store expense       $25.0     $24.0

Store expenses increased $3.2 million, or 29%, to $ 14.0 million in the first quarter of fiscal 1997 from $10.9 million in the first quarter of the last fiscal year. Store expenses decreased as a percentage of revenues, decreasing to 73.6% in the first quarter of fiscal 1997 from 77.2% in the first quarter of the last fiscal year. Salaries and benefits expenses and occupancy costs increased 25% and 26%, respectively, primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $0.5 million, or 48%, in the first quarter of fiscal 1997 as a result of the increased number of stores and increased theft loses. Returned checks, net of collections, and cash shortages increased as a percentage of revenues to 8.6% in the first quarter of fiscal 1997 from 7.9% in the first quarter of fiscal 1996.

Loan losses increased $0.2 million in the first quarter of fiscal 1997, as compared to the first quarter of the fiscal 1996, as a result of the increased volume of loans made. Other store expenses increased $0.3 million, or 34%, primaily as a result of the increased number of stores in operation.

OTHER EXPENSE ANALYSIS
------------------------------------------------------------------------------
                                          THREE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------------
                                           ($ IN       (PERCENTAGE OF REVENUE)
                                         THOUSANDS)
                                        --------------------------------------
                                        1996      1995      1996         1995
                                        -----    ------    ------       ------
Region expenses                        $1,794    $1,205      9.3%         8.6%
Headquarters expenses                   1,227       964      6.5          6.9
Franchise expense                         238        --      1.3           --
Other depreciation and amortization       656       485      3.4          3.4
Interest expense                          548       287      2.9          2.0
Other expense                              16         2      0.1           --

Region Expenses

Region expenses increased $0.6 million, or 46%, in the first quarter of fiscal 1997 over the first quarter of the last fiscal year, as a result of the addition of region personnel serving the expanded Southwest region and the new Florida region, including additional operations support personnel. In addition, district supervisors now serve as full time management where previously a portion of their salaries was allocated to their store expenses. Region expenses increased as a percentage of revenues, from 8.6% in the first quarter of the last fiscal year to 9.3% in the first quarter of fiscal 1997.

Headquarters Expenses

Headquarters expenses increased $0.3 million, or 27%, in the first quarter of fiscal 1997 over the first quarter of the last fiscal year, principally as a result of increased salaries and benefits and lease expense for additional space at the Company's corporate headquarters. Headquarters expenses decreased as a percentage of revenues from 6.9% in the first quarter of the last fiscal year to 6.5% in the first quarter of fiscal 1997.

Franchise Expenses

Franchise expenses consist primarily of salaries of the franchise support and sales personnel and allocated occupancy costs since the acquisition of Check Express, Inc. on February 1, 1996.

Other Depreciation and Amortization

Other depreciation and amortization increased $0.2 million, or 35%, in the first quarter of fiscal 1997 from the first quarter of the last fiscal year, principally due to increased amortization of intangibles related to the 92 stores acquired since the first quarter of fiscal 1996.

Interest Expense

Interest expense, net of interest income, increased $0.3 million, or 91%, in the first quarter of fiscal 1997 as compared to the first quarter of the last fiscal year. This increase was principally the result of increased borrowings as term advances from the money order supplier used to finance store acquisitions, including the acquisition of Check Express, Inc. Long-term borrowings bear interest at the prime rate plus one percent, currently totalling 9.25%.

Other Expense

Other expense was $16,000 in the first quarter of fiscal 1997 as compared to $2,000 in the first quarter of the last fiscal year. These consist of store closing costs.

Income Taxes

A total of $0.2 million was provided for income taxes in the first quarter of fiscal 1997, up from $0.1 million in the first quarter of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from the acquisition of Check Express, Inc.

BALANCE SHEET VARIATIONS

Certain balance sheet accounts of the Company vary as a result of seasonal and day-to-day requirements resulting from maintaining cash for the cashing of checks, receipts of cash from the sale of money orders, and remittances on money orders sold. For the three months ended September 30, 1996, cash and cash equivalents and money order principal payable increased principally as a result of the increase in the number of stores operated, from 544 at June 30, 1996, to 576 at September 30, 1996, and the timing of scheduled remittances of money orders.

Property and equipment and the excess purchase price over the fair value of net assets acquired increased $1.3 million and $2.0 million respectively, as a result of the 23 stores acquired and the 11 stores opened during the three months ended September 30, 1996, offset by related depreciation and amortization.

Term advances from the Money Order Supplier increased by $1.5 milllion for the three months ended September 30, 1996. This change is comprised of advances of $2.5 million to fund new and acquired stores, less payments of $0.9 million. Other liabilities increased by $1.2 million during the three-month period ended September 30, 1996, principally as a result of the deferred income related to a total of $1.4 million in payments from the money transfer supplier, less related amortization of $0.3 million.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended September 30, 1996 and 1995, the Company had net cash provided by operating activities of $1.1 million and $1.9 million, respectively. During the three months ended September 30, 1996 and 1995, the Company used $4.8 million and $0.8 million, respectively, for purchases of property and equipment related to new stores and other capital expenditures.

Net cash provided by financing activities for the three months ended September 30, 1996 was $7.2 million. Net cash used by financing activities for the three months ended September 30, 1995, was $4.0 million. During the three months ended September 30, 1996 and 1995, advances from the Money Order Supplier to finance current operations increased $7.9 million, principally as a result of normal variations in remittance dates for money orders.

For the three months ended September 30, 1996, the Company obtained a total of $2.5 million in advances under the Revolving Advance Commitment provisions of the Company's agreement with the Money Order Supplier ("Term Advances"). The repayment terms of each Term Advance call for the principal amount to be paid in equal monthly installments on a 60-month amortization through December 1998 when the remaining principal is due. As of September 30, 1996, $18.5 million was outstanding under this borrowing facility. Interest is at the prime rate plus one percent, which currently totals 9.25%.

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

OPERATING TRENDS

Seasonality

The Company's business is seasonal because of the impact of cashing tax refund checks and two other tax-related services--electronic tax filing and processing applications for refund anticipation loans. In addition, results of operations depend significantly upon the timing and amount of revenues and expenses associated with the acquisition and addition of new stores.

IMPACT OF INFLATION

The Company believes that the results of its operations are not dependent upon the levels of inflation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
 None

ITEM 2. CHANGES IN SECURITIES
 None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
 None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS
 None

ITEM 5. OTHER INFORMATION
 None

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K
 None


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          ACE CASH EXPRESS, INC.
                                                          ----------------------

November 13, 1996                                       By: /s/ Thomas E. Larson
                                                   Senior Vice President-Finance
                                                    (Duly authorized officer and
                                                   principal financial and chief
                                                             accounting officer)