Form 10-Q
period 1996-12-31
ACE CASH EXPRESS INC/TX
filed 1997-02-14
CIK 849116

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                        1231 GREENWAY DRIVE, SUITE 800
                              IRVING, TEXAS 75038
                   (Address of principal executive offices)

                                (972) 550-5000
              (Registrants telephone number, including area code)

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

Yes   X      No
    -----       -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date.

     Class               Outstanding as of  February 11, 1997
     -----               ------------------------------------

     Common Stock                    6,385,803 shares

                             ACE CASH EXPRESS, INC.



PART I.  FINANCIAL INFORMATION                                          PAGE NO.

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets as of
         December 31, 1996, and June 30, 1996                               3

         Interim Unaudited Consolidated Statements of Earnings for the
         Three and Six Months Ended December 31, 1996 and 1995              4

         Interim Unaudited Consolidated Statements of Cash Flows
         for the Six Months Ended December 31, 1996 and 1995                5

         Notes to Interim Consolidated Financial Statements                 6

Item 2.  Managements Discussion and Analysis of Financial Condition
         and Results of Operations                                          8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 13

Item 2.  Changes in Securities                                             13

Item 3.  Defaults Upon Senior Securities                                   13

Item 4.  Submission of Matters to a Vote of Security Holders               13

Item 5.  Other Information                                                 14

Item 6.  Exhibits and Reports on Form 8-K                                  14

                         PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                      DECEMBER 31, 1996           JUNE 30, 1996
                                                                   -----------------------   -----------------------
                                                                         (UNAUDITED)
                                                                     (in thousands, except share and per share data)
Cash and cash equivalents                                             $            48,311      $            56,603
Accounts and notes receivable, net                                                  5,040                    4,891
Prepaid expenses                                                                      490                      328
Inventories                                                                         1,344                    2,084
Property and equipment, net                                                        21,460                   19,469
Covenants not to compete, net                                                       2,877                    2,372
Excess of purchase price over fair value of assets acquired, net                   26,182                   23,124
Other assets                                                                        3,409                    2,616
Net assets held for sale                                                            3,813                    3,197
                                                                      -------------------      -------------------
                                                                      $           112,926      $           114,684
                                                                      -------------------      -------------------


                      LIABILITIES AND SHAREHOLDERS EQUITY

Money order principal payable                                         $            41,028      $            35,488
Revolving advances from money order supplier                                        5,839                   21,157
Senior secured notes payable                                                       20,135                       --
Accounts payable and accrued liabilities                                            8,167                   10,411
Notes payable                                                                       1,381                    2,320
Term advances from money order supplier                                             5,857                   16,969
Other liabilities                                                                   4,070                    3,103

Commitments and contingencies

Shareholders equity:
  Preferred stock, $1 par value, 1,000,000 shares authorized,
    none issued and outstanding                                                        --                       --
  Common stock, $.01 par value, 10,000,000 shares
    authorized, 6,383,428 and 6,324,306 shares issued                                  64                       63
    and outstanding, respectively
  Additional paid-in capital                                                       18,459                   18,109
  Retained earnings                                                                 7,926                    7,064
                                                                      -------------------      -------------------
    Total shareholders equity                                                      26,449                   25,236
                                                                      -------------------      -------------------
                                                                      $           112,926      $           114,684
                                                                      -------------------      -------------------



          See notes to the interim consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS




                                                   THREE MONTHS ENDED                            SIX MONTHS ENDED
                                                       DECEMBER 31,                                 DECEMBER 31,
                                        ---------------------------------------      ---------------------------------------
                                                               (in thousands, except per share data)
                                              1996                    1995                1996                    1995
                                        ---------------         ---------------      ----------------        ---------------
                                                                                  |
Revenues                                 $      20,097           $      14,591    |   $       39,118          $      28,658
                                                                                  |
Store expenses:                                                                   |
    Salaries and benefits                       6,054                    4,630    |           11,809                  9,237
    Occupancy                                   3,407                    2,598    |            6,695                  5,214
    Depreciation                                  811                      650    |            1,583                  1,270
    Other                                       4,159                    3,097    |            8,351                  6,108
                                         ------------            -------------    |   --------------          -------------
Total store expenses                           14,431                   10,975    |           28,438                 21,829
Region expenses                                 1,795                    1,310    |            3,559                  2,515
Headquarters expenses                           1,408                    1,088    |            2,635                  2,053
Franchise expenses                                288                       --    |              526                     --
Other depreciation and amortization               730                      485    |            1,386                    970
Interest expense                                  564                      388    |            1,113                    674
Other expenses                                     27                       16    |               42                     18
                                         ------------            -------------    |   --------------          -------------
                                                                                  |
Income before income taxes                        854                      329    |            1,419                    599
Income taxes                                      335                      125    |              556                    227
                                         ------------            -------------    |   --------------          -------------
Net income                               $        519            $         204    |   $          863          $         372
                                         ------------            -------------    |   --------------          -------------
                                                                                  |
Earnings per share                       $        .08            $         .03    |   $          .13          $         .06
                                         ------------            -------------    |   --------------          -------------
                                                                                  |
Weighted average number of                                                        |
common and common equivalent                                                      |
shares outstanding                              6,500                    6,281    |            6,472                  6,290
                                         ------------            -------------    |   --------------          -------------
                                                                                  |






          See notes to the interim consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
            INTERIM UNAUDITED CONSOLIDATED STATEMENTS  OF CASH FLOWS



                                                                                   SIX MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                        ---------------------------------------
                                                                              1996                    1995
                                                                        ----------------       ----------------
                                                                                    (in  thousands
Cash flows from operating activities:
Net income                                                               $        863           $        372
   Adjustments to reconcile net income to net cash provided
      by operating  activities:
   Depreciation and amortization                                                2,255                  2,240
   Loss on disposal of property and equipment                                      --                     18
   Recognition of deferred revenue                                               (702)                  (139)
Changes in assets and liabilities:
     Accounts and notes receivable, net                                          (764)                  (891)
     Prepaid expenses                                                            (162)                     1
     Inventories                                                                  740                  1,038
     Other assets                                                                (793)                  (846)
     Accounts payable and other liabilities                                      (576)                   117
                                                                         ------------           ------------
         Net cash provided by operating activities                                861                  1,910

Cash flows from investing activities:
   Purchases of property and equipment, net                                    (2,186)                (1,857)
   Cost of  net assets acquired                                                (5,624)                  (320)
                                                                         ------------           ------------
         Net cash used by investing activities                                 (7,810)                (2,177)

Cash flows from  financing activities:
   Net borrowings from (payments to) money order supplier                      (9,777)                 3,126
   Net borrowings of senior secured notes payable                              20,135                     --
   Term advances from money order supplier                                      8,335                  1,050
   Payments of term advances from money order supplier                        (19,447)                  (324)
   Net increase (decrease) in notes payable                                      (939)                  (545)
   Proceeds from stock options exercised                                          350                      4
                                                                         ------------           ------------
         Net cash provided (used) by financing activities                     (1 ,343)                 3,311
                                                                         ------------           ------------
Net increase (decrease) in cash and cash equivalents                           (8,292)                 3,044
Cash and cash equivalents, beginning of period                                 56,603                 49,249
                                                                         ------------           ------------
Cash and cash equivalents, end of period                                 $     48,311           $     52,293
                                                                         ------------           ------------

Supplemental disclosures of cash flows information:

Cash paid for:
   Interest                                                              $      1,004           $        582
   Income taxes                                                                 1,811                    471






          See notes to the interim consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

   The accompanying condensed unaudited interim consolidated financial statements of Ace Cash Express, Inc. (the Company or ACE) and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Although management believes that the disclosure is adequate to prevent the information from being misleading, the interim consolidated financial statements should be read in conjunction with the Companys audited financial statements in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Company management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

   Certain prior period accounts have been reclassified to conform to the current years presentation.

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

OPERATIONS

   Ace Cash Express, Inc. was incorporated under the laws of the State of Texas in March 1982. The Company operates in one business segment and provides check cashing, money order, wire transfer, loans and other transactional services to customers for a fee. As of December 31, 1996, the Company owned and operated 592 stores in 19 states and the District of Columbia and had 96 additional franchised stores in 18 states.

SENIOR SECURED NOTES PAYABLE

   On December 4, 1996, the Company completed a private placement for $20 million of 9.03% Senior Secured Notes to support its acquisition program. These notes are due November 15, 2003, with annual principal payments of $4 million beginning November 15, 1999. Proceeds from the private placement were used to pay down the Companys outstanding term advances.

COMMON STOCK

   On October 29, 1996, the Board of Directors of the Company authorized a stock dividend in the form of a three-for-two stock split. The split was effected by distributing one additional share of common stock of the Company for every two shares of common stock outstanding. The record date for determining holders entitled to receive the stock dividend was November 15, 1996, with a delivery date on or about November 30, 1996. Cash was paid in lieu of fractional shares. All share and per share amounts have been restated as if the split were effective as of July 1, 1995.

             SUPPLEMENTAL STATISTICAL DATA - COMPANY OWNED STORES


                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                             DECEMBER 31,        DECEMBER 31,          YEAR ENDED JUNE 30,
                                        -------------------- -------------------- ------------------------------

                                          1996      1995        1996      1995       1996       1995      1994
                                        --------- ---------  ---------  --------- ----------  --------  --------

STORE OPERATING DATA:
   Beginning of period                        576       456       544       452        452        343       276
   Acquired                                    11         4        34         4         69         77        32
   Opened                                      14         8        25        14         33         40        47
   Closed                                      (9)       (2)      (11)       (4)       (10)        (8)      (12)
                                           ------    ------    ------    ------    -------    -------    ------
   End of Period                              592       466       592       466        544        452       343
                                           ======    ======    ======    ======    =======    =======    ======
Percentage increase in
comparable store revenues from
prior period (1)                             7.7%      3.6%      6.8%      3.3%       4.7%       1.6%      1.0%

Capital expenditures
(in thousands)                             $1,152    $  980    $2,179    $1,740    $ 3,435    $ 4,187    $4,367

Cost of net assets acquired                $1,869    $  407    $5,624    $  492    $14,432    $14,000    $4,846
-----------------------------------------------------------------------------------------------------------------

OPERATING DATA:

Face amount of checks cashed
(in millions)                              $  611    $  477    $1,185    $  949    $ 2,144    $ 1,567    $1,309
Face amount of money orders sold
(in millions)                              $  447    $  351    $  882    $  703    $ 1,531    $ 1,213    $1,042
Face amount of money orders
sold as a percentage of the face
amount of checks cashed                     73.2%     73.6%     74.4%     74.1%      71.4%      77.4%     79.6%
Face amount of average check               $  270    $  267    $  270    $  272    $   285    $   284    $  286
Average fee per check                      $ 6.27    $ 6.11    $ 6.30    $ 6.16    $  6.81    $  6.79    $ 6.94
Number of checks cashed
(in thousands)                              2,256     1,787     4,370     3,491      7,535      5,516     4,585
Number of money orders sold
(in thousands)                              3,369     2,767     6,622     5,540     11,835      9,334     8,266
-----------------------------------------------------------------------------------------------------------------

COLLECTIONS DATA:

Face amount of returned checks
(in thousands)                             $2,342    $2,178    $5,047    $4,126    $ 8,661    $ 6,206    $5,196
Collections (in thousands)                  1,556     1,255     3,098     2,464      5,004      3,786     3,304
                                           ------    ------    ------    ------    -------    -------    ------
Net write offs (in thousands)              $  786    $  923    $1,949    $1,662    $ 3,657    $ 2,420    $1,892
                                           ------    ------    ------    ------    -------    -------    ------
Collections as a percentage of
returned checks                             66.4%     57.6%     61.4%     59.7%      57.8%      61.0%     63.6%
Net write-offs as a percentage of
revenues                                     3.9%      6.3%      5.0%      5.8%       5.3%       5.1%      4.7%
Net write-offs as a percentage of the
face amount of checks cashed                 .13%      .19%      .16%      .18%       .17%       .15%      .14%

(1) Calculated based on the change in revenues of all stores open for both of the full year and the six-month periods compared.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

REVENUE ANALYSIS
----------------------------------------------------------------------------------------------------------------------------------
                                          THREE MONTHS ENDED DECEMBER 31,                      SIX MONTHS ENDED DECEMBER 31,
                                  -------------------------------------------------- ---------------------------------------------
                                       (in thousands)       (Percentage of Revenue)   (in thousands)    (Percentage of Revenue)
                                      1996       1995           1996        1995         1996        1995        1996     1995
                                  ----------- -----------  -----------  ----------- ----------- ----------- ----------- ----------
Check fees                         $  14,062   $  10,856      70.0%        74.4%     $  27,197   $  21,251      69.5%      74.2%
Tax check fees                            87          73       0.4          0.5            314         277       0.8        1.0
Money transfer services                1,470       1,043       7.3          7.1          2,891       1,983       7.4        6.9
Loan fees and interest                 1,382         501       6.9          3.4          2,570         901       6.6        3.1
Money order sales                        675         573       3.4          3.9          1,334       1,117       3.4        3.9
New customer fees                        494         293       2.4          2.0            929         565       2.4        2.0
Bill payment services                    469         286       2.3          2.0            934         563       2.4        2.0
Food stamp distribution                  200         189       1.0          1.3            402         477       1.0        1.7
Franchise revenues                       254          --       1.3          0.0            616          --       1.6        0.0
Electronic tax filings                     1           5       0.0          0.0              9          12       0.0        0.0
Other fees                             1,003         772       5.0          5.4          1,922       1,512       4.9        5.2
                                   ---------   ---------     -----        -----      ---------   ---------     -----      -----
Total revenue                      $  20,097   $  14,591     100.0%       100.0%     $  39,118   $  28,658     100.0%     100.0%
                                   ---------   ---------     -----        -----      ---------   ---------     -----      -----
Average revenue per store
                                       $34.4       $31.7                                 $68.9       $62.4
----------------------------------------------------------------------------------------------------------------------------------

                               QUARTER COMPARISON

Revenues increased $5.5 million, or 38%, to $20.1 million in the second quarter of fiscal 1997 from the $14.6 million in the second quarter of the last fiscal year. This revenue growth resulted, in part, from a $1.1 million, or 7.7%, increase in comparable store revenues (429 stores). The balance of the increase came from stores which were opened or acquired after June 30, 1995, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 126, or 27%, from 466 stores opened at December 31, 1995, to 592 stores opened at December 31, 1996. The increase in total check cashing fees accounted for 58% of the total revenue increase. Check cashing fees increased $3.2 million, or 29%, from the $10.9 million in the second quarter of the last fiscal year to $14.1 million in the second quarter of fiscal 1997. This increase resulted from a 26% increase in the total number of checks cashed, plus a 2.6% increase in the average fee per check realized by the Company.

Money transfer services increased $0.4 million, or 41%, principally as a result of acquired stores and the related revenue guarantees and continued promotion activities by the money transfer services supplier. Franchise fees in the second quarter of fiscal 1997 are primarily franchise royalties from the Check Express and Check-X-Change franchisees which commenced with the Check Express, Inc. acquisition on February 1, 1996. Loan fees and interest increased $0.9 million, or 176%, as a result of increased volume of the Companys small consumer loan program, currently offered in 164 Company-owned stores in 13 states.

                              SIX-MONTH COMPARISON

Revenues increased $10.5 million, or 36%, from the $28.7 million in the first six months of the last fiscal year to $39.1 million in the first six months of fiscal 1997. This revenue growth resulted, in part, from a $1.9 million, or 6.8%, increase in comparable store revenues (429 stores). The balance of the increase came from stores which were opened or acquired after June 30, 1995, and were therefore not open for both of the full periods compared. The increase in total check cashing fees accounted for 57% of the total revenue increase. Check cashing fees increased $6.0 million, or 28%, from the $21.5 million in the first six months of the last fiscal year to $27.5 million in the first six months of the fiscal 1997. This increase resulted from a 25% increase in the total number of checks cashed, plus a 2.3% increase in the average fee per check realized by the Company.

Money transfer services increased $0.9 million, or 46%, principally as a result of acquired stores and the related revenue guarantees and continued promotion activities by the money transfer services supplier. Loan fees and interest increased $1.7 million, or 185%, as a result of increased volume of the Companys small consumer loan program, currently offered in 164 Company-owned stores in 13 states.

STORE EXPENSE ANALYSIS
----------------------------------------------------------------------------------------------------------------------------------
                                          THREE MONTHS ENDED DECEMBER 31,                      SIX MONTHS ENDED DECEMBER 31,
                                  -------------------------------------------------- ---------------------------------------------
                                       (in thousands)       (Percentage of Revenue)   (in thousands)    (Percentage of Revenue)
                                      1996       1995           1996        1995         1996        1995        1996     1995
                                  ----------- -----------  -----------  ----------- ----------- ----------- ----------- ----------
Salaries and benefits              $   6,054  $   4,630       30.1%       31.7%     $  11,809    $  9,237       30.2%      32.2%
Occupancy                              3,407      2,598       17.0        17.8          6,695       5,214       17.1       18.2
Armored and security                     844        675        4.2         4.6          1,618       1,394        4.1        4.9
Returns and cash shorts                1,325      1,301        6.6         8.9          2,966       2,407        7.6        8.4
Loan losses                              353         97        1.8         0.7            651         179        1.7        0.6
Depreciation                             811        650        4.0         4.5          1,583       1,270        4.0        4.4
Other                                  1,637      1,024        8.1         7.0          3,116       2,128        8.0        7.5
                                   ---------  ---------       ----        ----       --------    --------       ----       ----
Total store expenses               $  14,431  $  10,975       71.8%       75.2%     $  28,438    $ 21,829       72.7%      76.2%
                                   ---------  ---------       ----        ----       --------    --------       ----       ----

Average per store expense
                                       $24.7      $22.5                                 $50.1       $47.6
-----------------------------------------------------------------------------------------------------------------------------------


                               QUARTER COMPARISON

Store expenses increased $3.4 million, or 31%, to $14.4 million in the second quarter of fiscal 1997 from $11.0 million in the second quarter of the last fiscal year. Store expenses decreased as a percentage of revenues, decreasing to 71.8% in the second quarter of fiscal 1997 from 75.2% in the second quarter of the last fiscal year. Salaries and benefits expenses and occupancy costs increased primarily as a result of the increased number of stores in operation. Loan losses increased $0.3 million in the second quarter of fiscal 1997, as compared to the second quarter of fiscal 1996, as a result of the increased volume of loans made. Other store expenses increased $0.6 million, or 60%, primarily as a result of the increased number of stores in operation.

                              SIX-MONTH COMPARISON

Store expenses increased $6.6 million, or 30%, from the $21.8 million in the first six months of the last fiscal year to $28.4 million in the first six months of fiscal 1997. Store expenses decreased as a percentage of revenues, decreasing from 76.2% in the first six months of the last fiscal year to 72.7% in the first six months of fiscal 1997. Salaries and benefits expenses and occupancy costs increased primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $0.6 million, or 23%, in the first six months of fiscal 1997 as a result of the increased number of stores and increased theft losses. Returned checks, net of collections, and cash shortages decreased as a percentage of revenues to 7.6% in the first six months of fiscal 1997 from 8.4% in the first six months of fiscal 1996. Loan losses increased $0.5 million in the first six months of fiscal 1997, as compared to the first six months of fiscal 1996, as a result of the increased volume of loans made. Other store expenses increased $1.0 million, or 46%, primarily as a result of the increased number of stores in operation.




OTHER EXPENSE ANALYSIS
-----------------------------------------------------------------------------------------------------------------------------------
                                          THREE MONTHS ENDED DECEMBER 31,                      SIX MONTHS ENDED DECEMBER 31,
                                  -------------------------------------------------- ----------------------------------------------
                                       (in thousands)       (Percentage of Revenue)       (in thousands)    (Percentage of Revenue)
                                      1996       1995           1996        1995         1996        1995        1996     1995
                                  ----------- -----------  -----------  ----------- ----------- ----------- ----------- -----------
Region expenses                    $   1,795   $   1,310       8.9%         9.0%    $    3,559    $  2,515      9.1%        8.8%
Headquarters expenses                  1,408       1,088       7.0          7.5          2,635       2,053      6.7         7.2
Franchise expense                        288          --       1.4           --            526          --      1.3          --
Other depreciation and
amortization                             730         485       3.6          3.3          1,386         970      3.5         3.4
Interest expense                         564         388       2.8          2.7          1,113         674      2.8         2.4
Other expense                             27          16       0.1          0.1             42          18      0.1         0.1
-----------------------------------------------------------------------------------------------------------------------------------

                               QUARTER COMPARISON
Region Expenses

Region expenses increased $0.5 million, or 37%, in the second quarter of fiscal 1997 over the second quarter of the last fiscal year, primarily due to the addition of region personnel serving the expanded Southwest region and the new Florida region, including additional operations support personnel. In addition, district supervisors now serve as full-time region management, with their salaries allocated only to region expenses, where previously a portion of their salaries was allocated to their store expense.

Headquarters Expenses

Headquarters expenses increased $0.3 million, or 29%, in the second quarter of fiscal 1997 over the second quarter of the last fiscal year, principally as a result of increased salaries and benefits and lease expense for additional space at the Companys corporate headquarters. Headquarters expenses decreased as a percentage of revenues from 7.5% in the second quarter of the last fiscal year to 7.0% in the second quarter of fiscal 1997.

Franchise Expenses

Franchise expenses consist primarily of salaries of the franchise support and sales personnel and allocated occupancy costs since the acquisition of Check Express, Inc. on February 1, 1996.

Other Depreciation and Amortization

Other depreciation and amortization increased $0.2 million, or 51%, in the second quarter of fiscal 1997 from the second quarter of the last fiscal year, principally due to increased amortization of intangibles related to acquired stores.

Interest Expense

Interest expense, net of interest income, increased $0.2 million, or 45%, in the second quarter of fiscal 1997 as compared to the second quarter of the last fiscal year. This increase was principally the result of increased borrowings of term advances to finance store acquisitions, including the acquisition of Check Express, Inc. Those borrowings consisted of Term Advances from the Money Order Supplier, which bear interest at the prime rate plus 1%, currently totaling 9.25%, and the $20 million borrowed from Principal Mutual Life Insurance Company under a Note Purchase Agreement, which bears interest at 9.03%. See -- Liquidity and Capital Resources below.

Other Expense

Other expense was $27,000 in the second quarter of fiscal 1997 as compared to $16,000 in the second quarter of the last fiscal year. These expenses consist of store closing costs.

Income Taxes

A total of $0.3 million was provided for income taxes in the second quarter of fiscal 1997, up from $0.1 million in the second quarter of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from the acquisition of Check Express, Inc.

                              SIX-MONTH COMPARISON

Region Expenses

Region expenses increased $1.0 million, or 42%, in the first six months of fiscal 1997 over the first six months of the last fiscal year, primarily due to the addition of region personnel serving the expanded Southwest region and the new Florida region, including additional operations support personnel. In addition, district supervisors now serve as full-time region management, with their salaries allocated only to region expenses, where previously a portion of their salaries was allocated to their store expense. Region expenses increased as a percentage of revenues, from 8.8% in the first six months of the last fiscal year to 9.1% in the first six months of fiscal 1997.

Headquarters Expenses

Headquarters expenses increased $0.6 million, or 28%, in the first six months of fiscal 1997 over the first six months of the last fiscal year, principally as a result of increased salaries and benefits and lease expense for additional space at the Companys corporate headquarters. Headquarters expenses decreased as a percentage of revenues from 7.2% in the first six months of the last fiscal year to 6.7% in the first six months of fiscal 1997.

Franchise Expenses

Franchise expenses consist primarily of salaries of the franchise support and sales personnel and allocated occupancy costs since the acquisition of Check Express, Inc. on February 1, 1996.

Other Depreciation and Amortization

Other depreciation and amortization increased $0.4 million, or 43%, in the first six months of fiscal 1997 from the first six months of the last fiscal year, principally due to increased amortization of intangibles related to acquired stores.

Interest Expense

Interest expense, net of interest income, increased $0.4 million, or 65%, in the first six months of fiscal 1997 as compared to the first six months of the last fiscal year. This increase was principally the result of increased borrowings of term advances to finance store acquisitions, including the acquisition of Check Express, Inc. Those borrowings consisted of Term Advances from the Money Order Supplier, which bear interest at the prime rate plus 1%, currently totaling 9.25%, and the $20 million borrowed from Principal Mutual Life Insurance Company under a Note Purchase Agreement, which bears interest at 9.03%. See -- Liquidity and Capital Resources below.

Other Expense

Other expense was $42,000 in the first six months of fiscal 1997 as compared to $18,000 in the first six months of the last fiscal year. These expenses consist of store closing costs.

Income Taxes

A total of $0.6 million was provided for income taxes in the first six months of fiscal 1997, up from $0.2 million in the first six months of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from the acquisition of Check Express, Inc.

BALANCE SHEET VARIATIONS

Certain balance sheet accounts of the Company vary as a result of seasonal and day-to-day requirements resulting from maintaining cash for the cashing of checks, receipts of cash from the sale of money orders, and remittances on money orders sold. For the six months ended December 31, 1996, cash and cash equivalents and money order principal payable increased principally as a result of the increase in the number of stores operated, from 544 at June 30, 1996, to 592 at December 31, 1996, and the timing of scheduled remittances of money order proceeds.

Property and equipment and the excess purchase price over the fair value of net assets acquired increased $2.0 million and $3.1 million, respectively, as a result of the 34 stores acquired and the 25 stores opened during the six months ended December 31, 1996, offset by related depreciation and amortization.

On October 29, 1996, the Board of Directors of the Company authorized a stock dividend in the form of a three-for-two stock split. The split was effected by distributing one additional share of common stock of the Company for every two shares of common stock outstanding. The record date for determining holders entitled to receive the stock dividend was November 15, 1996, with a delivery date on or about November 30, 1996. Cash was paid in lieu of fractional shares. All share and per share amounts have been restated as if the split were effective as of July 1, 1995.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 1996 and 1995, the Company had net cash provided by operating activities of $0.8 million and $1.9 million, respectively. During the six months ended December 31, 1996 and 1995, the Company used $7.8 million and $2.2 million, respectively, for purchases of property and equipment related to new stores and other capital expenditures.

Net cash used by financing activities for the six months ended December 31, 1996 was $1.3 million. Net cash provided by financing activities for the six months ended December 31, 1995, was $3.3 million. On December 4, 1996, the Company completed a private placement for $20 million of 9.03% Senior Secured Notes to support its acquisition program. These notes are due November 15, 2003, with annual principal payments of $4 million beginning November 15, 1999. Proceeds from the private placement were used to pay down the Companys outstanding term advances. Term advances from the Money Order Supplier decreased by $11.1 million for the six months ended December 31, 1996. This change is comprised of advances of $8.3 million to fund new and acquired stores, less payments of $19.4 million. In addition payments to the Money Order Supplier totaled $9.8 million for the six months ended December 31, 1996.

For the six months ended December 31, 1996, the Company obtained a total of $8.3 million in advances under the Revolving Advance Commitment provisions of the Companys agreement with the Money Order Supplier (Term Advances). The repayment terms of each Term Advance call for the principal amount to be paid in equal monthly installments on a 60-month amortization through December 1998, when the remaining principal is due. As of December 31, 1996, $5.9 million was outstanding under this borrowing facility. Borrowed amounts bear interest at the prime rate plus one percent, which currently totals 9.25%.

DESCRIPTION OF NOTE PURCHASE AGREEMENT AND THIRD AMENDMENT

On December 4, 1996, the Company completed a private placement for $20 million of 9.03% Senior Secured Notes issued to Principal Mutual Life Insurance Company under the terms of a Note Purchase Agreement dated November 15, 1996. The principal amount of these notes is due in five equal annual installments of $4 million each, beginning November 15, 1999. Interest payments are due semiannually, beginning May 15, 1997. Net proceeds from the issuance of these notes were used to pay the outstanding $18.5 million principal plus accrued interest on the Term Advances from the Money Order Supplier.

These notes are secured by a security interest in substantially all the assets of the Company. The Company also entered into a Collateral Trust Agreement with Wilmington Trust Company, as trustee, and the Companys two secured lenders, Principal Mutual Life Insurance Company and the Money Order Supplier. Under the terms of the Collateral Trust Agreement, the Money Order Supplier has priority with respect to deferred money order remittances, and all secured lenders otherwise share in the collateral on a pro rata basis, in the event of foreclosure or liquidation of the collateral. The Company also executed an Assignment of Deposit Accounts and Security Agreement with Wilmington Trust Company, to grant the trustee a security interest in the same collateral that had previously secured the Companys obligations solely to the Money Order Supplier.

In addition, the Company and the Money Order Supplier entered into the Third Amendment to the Money Order Agreement, under which the Money Order Supplier agreed to continue to make the Term Advance facility available to the Company on substantially the same terms existing prior to the issuance of these notes. After repayment of the $18.5 million outstanding Term Advances, the Company obtained Term Advances from the Money Order Supplier of approximately $5.9 million as of December 31, 1996.

OPERATING TRENDS

Seasonality

The Companys business is seasonal because of the impact of cashing tax refund checks and two other tax-related services--electronic tax filing and processing applications for refund anticipation loans. In addition, results of operations depend significantly upon the timing and amount of revenues and expenses associated with the acquisition and addition of new stores.

IMPACT OF INFLATION

The Company believes that the results of its operations are not dependent upon the levels of inflation.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. CHANGES IN SECURITIES
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on November 15, 1996. At the Annual Meeting the Companys shareholders elected six individuals to serve as directors of the Company until the next annual meeting or until their successors are elected and qualified. The table below shows the votes cast in favor of the election of the six persons as directors and the votes withheld against their election. There were no abstentions or broker non-votes.

DIRECTOR                    VOTES FOR        VOTES WITHHELD
Raymond C. Hemmig           3,781,167             60,051
Donald H. Neustadt          3,783,167             58,051
Howard W. Davis             3,781,167             60,051
Marshall B. Payne           3,781,167             60,051
Edward W. Rose III          3,780,467             60,751
C. Daniel Yost              3,783,167             58,051

     At the Annual Meeting, the Companys shareholders also voted to approve a proposal (previously approved by the Companys Board of Directors) to increase the number of shares of Common Stock authorized for issuance under the Companys 1987 Stock Option Plan, as amended, from 520,000 shares to 720,000 shares. An aggregate 3,726,549 shares were voted for the proposal, 86,312 shares were voted against the proposal, and 12,200 shares abstained.

     All of the numbers of shares stated in the two preceding paragraphs do not reflect the three-for-two stock split as of the close of business on November 15, 1996 (after the Annual Meeting). See Managements Discussion and Analysis of Financial Condition and Results of Operations -- Balance Sheet Variations.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit Number    Exhibits
               --------------    --------

               10.28 Note Purchase Agreement dated November 15, 1996, between the Company and Principal Mutual Life Insurance Company.

               10.29             Form of 9.03% Senior Secured Notes due November
                                 15, 2003.

               10.30 Collateral Trust Agreement dated November 15, 1996, among the Company and the Money Order Supplier, Principal Mutual Life Insurance Company, and Wilmington Trust Company.

               10.31 Assignment of Deposit Accounts and Security Agreement dated November 15, 1996, between the Company and Wilmington Trust Company.

               10.32 Third Amendment to the Money Order Agreement dated November 15, 1996, between the Company and the Money Order Supplier.

          (b)  Reports on Form 8-K

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

                                                  ACE CASH EXPRESS, INC.
                                                  ----------------------

February 11, 1997                                 By: /s/ SUSAN S. PRESSLER
                                                     ---------------------------
                                                  Vice President and Controller
                                                   (Duly authorized officer and
                                                      chief accounting officer)