Form 10-Q
period 1997-03-31
ACE CASH EXPRESS INC/TX
filed 1997-05-15
CIK 849116

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ---------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM        TO
                                       ------    ------

                        COMMISSION FILE NUMBER 0-20774

                            ACE CASH EXPRESS, INC.
            (Exact name of registrant as specified in its charter)

     TEXAS                                               75-2142963
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                        1231 GREENWAY DRIVE, SUITE 800
                              IRVING, TEXAS 75038
                   (Address of principal executive offices)

                                (972) 550-5000
             (Registrant's telephone number, including area code)

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

Yes    X      No
     -----       -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class              Outstanding as of  May 12 , 1997
     -----              --------------------------------

     Common Stock                6,418,447  shares

                            ACE CASH EXPRESS, INC.



PART I.   FINANCIAL INFORMATION                                         PAGE NO.

Item 1.   Interim Consolidated Financial Statements:

          Consolidated Balance Sheets as of
          March 31, 1997 and June 30, 1996                                  3

          Interim Unaudited Consolidated Statements of Earnings for the
          Three Months and Nine Months Ended March 31, 1997 and 1996        4

          Interim Unaudited Consolidated Statements of Cash Flows
          for the Nine Months Ended March 31, 1997 and 1996                 5

          Notes to Interim Consolidated  Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8

PART II.  OTHER  INFORMATION

Item 1.   Legal Proceedings                                                12

Item 2.   Changes in Securities                                            12

Item 3.   Defaults Upon Senior Securities                                  12

Item 4.   Submission of Matters to a Vote of Security Holders              12

Item 5.   Other Information                                                12

Item 6.   Exhibits and Reports on Form 8-K                                 13

                         PART I. FINANCIAL INFORMATION

ITEM 1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                          MARCH 31, 1997   JUNE 30, 1996
                                          --------------   -------------
                                           (UNAUDITED)
                                                  (in thousands)
Cash and cash equivalents                       $ 66,451        $ 56,603
Accounts and notes receivable, net                 6,888           4,891
Prepaid expenses                                     411             328
Inventories                                        1,064           2,084
Property and equipment, net                       22,671          19,469
Covenants not to compete, net                      2,890           2,372
Excess of purchase price over fair                28,230          23,124
 value of assets acquired, net
Other assets                                       3,491           2,616
Net assets held for sale                           1,080           3,197
                                                --------        --------
                                                $133,176        $114,684
                                                ========        ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Money order principal payable                   $ 45,439        $ 35,488
Revolving advances from money order               14,654          21,157
 supplier
Senior secured notes payable                      20,587              --
Accounts payable and accrued liabilities          13,258          10,411
Notes payable                                        644           2,320
Term advances from money order supplier            5,564          16,969
Other liabilities                                  3,941           3,103

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $1 par value,
   1,000,000 shares authorized,                       --              --
    none issued and outstanding
  Common stock, $.01 par value,
   10,000,000 shares
    authorized, 6,408,999 and                         64              63
    6,324,306  shares issued
    and outstanding, respectively
  Additional paid-in capital                      18,529          18,109
  Retained earnings                               10,496           7,064
                                                --------        --------
     Total shareholders' equity                   29,089          25,236
                                                --------        --------
                                                $133,176        $114,684
                                                ========        ========




          See notes to the interim consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

                                            THREE MONTHS ENDED MARCH 31,  NINE MONTHS ENDED MARCH 31,
                                           -----------------------------------------------------------
                                                1997           1996           1997           1996
                                           -----------------------------------------------------------
                                                    (in thousands, except per share data)
Revenues                                        $26,218        $20,544        $65,337       $49,202

Store expenses:
    Salaries and benefits                         7,157          5,785         18,966        15,022
    Occupancy                                     3,598          2,954         10,292         8,168
    Depreciation                                    858            719          2,441         1,990
    Other                                         4,787          3,481         13,139         9,588
                                                -------        -------        -------       -------
       Total store expenses                      16,400         12,939         44,838        34,768
Region expenses                                   1,920          1,562          5,479         4,076
Headquarters expenses                             1,981          1,559          4,616         3,611
Franchise expenses                                  241            181            767           181
Other depreciation and amortization                 776            571          2,162         1,541
Interest expense                                    623            564          1,736         1,239
Other expenses                                       45             61             88            79
                                                -------        -------        -------       -------
Income before income taxes                        4,232          3,107          5,651         3,707
Income taxes                                      1,663          1,180          2,219         1,407
                                                -------        -------        -------       -------
Net income                                      $ 2,569        $ 1,927        $ 3,432       $ 2,300
                                                =======        =======        =======       =======

Earnings per share                                 $.39           $.30           $.52          $.36

Weighted average number of common and
 common equivalent shares outstanding             6,600          6,421          6,541         6,390


          See notes to the interim consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
            INTERIM UNAUDITED CONSOLIDATED STATEMENTS  OF CASH FLOWS

                                           NINE MONTHS ENDED MARCH 31,
                                         ------------------------------
                                               1997           1996
                                         ------------------------------
                                                 (in thousands)
Cash flows from operating activities:
Net income                                     $  3,432       $  2,300
   Adjustments to reconcile net income
    to net cash provided
      by operating  activities:
   Depreciation and amortization                  4,614          3,556
   Loss on disposal of property and                  --             79
    equipment
   Recognition of deferred revenue                 (989)          (215)
Changes in assets and liabilities:
     Accounts and notes receivable, net          (2,370)         1,142
     Prepaid expenses                               (83)            29
     Inventories                                  1,020           (668)
     Other assets                                  (875)        (1,424)
     Accounts payable and other                   4,674          3,908
      liabilities                              --------       --------
        Net cash provided by
           operating activities                   9,423          8,707

Cash flows from investing activities:
   Purchases of property and equipment,          (3,444)        (3,154)
    net
   Cost of net assets acquired                   (9,996)        (7,567)
   Proceeds from disposition of net
    assets held for sale                          2,490             --
                                               --------       --------
         Net cash used by investing
          activities                            (10,950)       (10,721)

Cash flows from  financing activities:
   Net borrowings from money order
    supplier                                      3,449          6,701
   Borrowings of senior secured notes
    payable                                      20,587             --
   Term advances from money order
    supplier                                      8,335         10,011
   Payments of term advances from money
    order supplier                              (19,740)        (1,021)
   Net decrease in notes payable                 (1,676)        (1,671)
   Proceeds from stock options exercised            420             78
                                               --------       --------
      Net cash provided  by financing
       activities                                11,375         14,098
                                               --------       --------
Net increase in cash and cash
 equivalents                                      9,848         12,084
Cash  and cash equivalents, beginning            56,603         49,249
 of period                                     --------       --------
Cash and cash equivalents, end of period       $ 66,451       $ 61,333
                                               ========       ========

Supplemental disclosures of cash flows
 information:
Cash paid for:
   Interest                                    $  1,174       $    361
   Income taxes                                   3,040             44


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

OPERATIONS

     Ace Cash Express, Inc. was incorporated under the laws of the State of Texas in March, 1982. The Company operates in one business segment and provides check cashing, money order, wire transfer, loans and other transactional services to customers for a fee. As of March 31, 1997, the Company owned and operated 601 stores in 27 states and the District of Columbia and had 88 additional franchised stores in 11 states.

NET ASSETS HELD FOR SALE

     As of March 31, 1997, the Company sold a portion of its automobile loan portfolio for $3.3 million, receiving cash of $2.5 million and recording a receivable of $0.8 million. As collection of the receivable is based on the terms of a buy back agreement with the buyer, a reserve of $0.5 million was established for certain estimated uncollectible accounts. The automobile loan portfolio was a component of the Check Express acquisition in 1996, and has been classified as net assets held for sale in the consolidated balance sheets.
Since it has been the Company's intent to divest itself of this business segment, the loss from this sale of approximately $0.5 million has been treated as an adjustment of the original purchase price allocation and an increase to goodwill and therefore, has no impact on the accompanying statement of operations.

                         SUPPLEMENTAL STATISTICAL DATA

                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                               MARCH 31,             MARCH 31,           YEAR ENDED JUNE 30,
                                        ------------------------------------------------------------------------
COMPANY OPERATING DATA:                     1997       1996       1997       1996      1996      1995      1994
                                        ------------------------------------------------------------------------
Stores in operation:
   Beginning of period                         592        466        544       452       452       343       276
   Acquired                                      9         60         43        64        69        77        32
   Opened                                        4          7         29        21        33        40        47
   Closed                                       (4)        (3)       (15)       (7)      (10)       (8)      (12)
                                            ------     ------    -------    ------   -------   -------    ------
End of period                                  601        530        601       530       544       452       343
                                            ======     ======    =======    ======   =======   =======    ======

Percentage increase in comparable
  store revenues from prior period:
Exclusive of tax-related revenues(1)           5.0%       7.5%       6.4%      4.4%      4.1%      2.9%      1.3%
  Total(2)                                     9.6%      15.4%       8.0%      7.8%      4.7%      1.6%      1.0%

Capital expenditures (in thousands)         $1,258     $1,414    $ 3,444    $3,154   $ 3,435   $ 4,187    $4,367
Cost of acquired stores (in thousands)      $2,087     $8,805    $ 7,711    $9,297   $14,432   $14,000    $4,846
-----------------------------------------------------------------------------------------------------------------


OPERATING DATA:
Face amount of checks cashed
  (in millions)                             $  762     $  620    $ 1,947    $1,569   $ 2,144   $ 1,567    $1,309
Face amount of money orders sold
  (in millions)                             $  475     $  409    $ 1,356    $1,111   $ 1,531   $ 1,213    $1,042

Face amount of money orders sold
  as a percentage of the face
  amount of checks cashed                     62.3%      66.0%      69.6%     70.8%     71.4%     77.4%     79.6%
Face amount of average check                $  328     $  313    $   291    $  287   $   285   $   284    $  286
Average fee per check                       $ 8.46     $ 7.96    $  7.05    $ 6.82   $  6.81   $  6.79    $ 6.94
Number of checks cashed
  (in thousands)                             2,326      1,980      6,696     5,471     7,535     5,516     4,585
Number of money orders sold
  (in thousands)                             3,539      3,111     10,161     8,650    11,835     9,334     8,266

-----------------------------------------------------------------------------------------------------------------

COLLECTIONS DATA:
Face amount of returned checks
  (in thousands)                            $2,652     $2,191    $ 7,699    $6,318   $ 8,661   $ 6,206    $5,196
Collections (in thousands)                   1,627      1,280      4,725     3,745     5,004     3,786     3,304
                                            ------     ------    -------    ------   -------   -------    ------
Net write-offs (in thousands)               $1,025     $  911    $ 2,974    $2,573   $ 3,657   $ 2,420    $1,892
                                            ======     ======    =======    ======   =======   =======    ======

Collections as a percentage of
  returned checks                             61.3%      58.4%      61.4%     59.3%     57.8%     61.0%     63.6%
Net write-offs as a percentage of
  revenues                                     3.9%       4.4%       4.6%      5.2%      5.3%      5.1%      4.7%
Net write-offs as a percentage of
  the face amount of checks cashed             .13%       .15%       .15%      .16%      .17%      .15%      .14%


(1) Change in revenues computed excluding electronic tax filing and tax refund check cashing for both periods compared.
(2) Calculated based on the changes in revenues of all stores open for both of the full year and nine month period compared.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
REVENUE ANALYSIS                     THREE MONTHS ENDED MARCH 31,                    NINE MONTHS ENDED MARCH 31,
-----------------------------------------------------------------------------------------------------------------------
                              ($ in thousands)    (Percentage of Revenue)    ($ in thousands)    (Percentage of Revenue)
                           ---------------------------------------------------------------------------------------------
                               1997      1996        1997         1996        1997      1996        1997         1996
                           ---------------------------------------------------------------------------------------------

Check fees                    $13,425   $11,259         51.2%        54.8%   $40,622   $32,510         62.2%        66.1%
Tax check fees                  6,252     4,511         23.8         22.0      6,566     4,788         10.0          9.7
Money transfer services         1,404     1,085          5.4          5.3      4,924     3,068          7.5          6.2
Loan fees and interest          1,472       651          5.6          3.2      4,042     1,552          6.2          3.2
Money order sales                 729       642          2.8          3.1      2,063     1,759          3.2          3.6
New customer fees                 606       392          2.3          1.9      1,535       957          2.3          2.0
Bill payment services             637       376          2.4          1.8      1,571       939          2.4          1.9
Electronic tax filings            291       301          1.1          1.4        299       313          0.5          0.6
Franchise fees                    285       246          1.1          1.2        901       246          1.4          0.5
Food stamp distribution           192       181          0.7          0.9        594       658          0.9          1.3
Other fees                        925       900          3.6          4.4      2,220     2,412          3.4          4.9
                              -------   -------        -----        -----    -------   -------        -----        -----
Total revenue                 $26,218   $20,544        100.0%       100.0%   $65,337   $49,202        100.0%       100.0%
                              =======   =======        =====        =====    =======   =======        =====        =====

Average revenue per store       $44.0     $41.3                               $114.1    $100.2

                              QUARTER COMPARISONS

Revenues increased $5.7 million, or 28%, from $20.5 million in the third quarter of the last fiscal year to $26.2 million in the third quarter of fiscal 1997. This revenue growth resulted, in part, from a $1.7 million, or 9.6%, increase in comparable store revenues (426 stores). The balance of the increase came from stores which were opened or acquired after June 30, 1995, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 71, or 13%, from 530 stores opened at March 31, 1996, to 601 stores opened at March 31, 1997. The increase in total check cashing fees accounted for 69% of the total revenue increase. Check cashing fees increased $3.9 million, or 25%, from the $15.8 million in the third quarter of the last fiscal year to $19.7 million in the third quarter of fiscal 1997. This increase resulted from a 17% increase in the total number of checks cashed, plus a 6% increase in the average fee per check realized by the Company. Such fee increase relates primarily to an increase in the average check size due to the
seasonal effects of tax refund checks.   Money transfer services increased $0.3
million, or 29%, principally as a result of acquired stores and the related revenue guarantees and continued promotion activities by the money transfer services supplier.

Loan fees and interest for the third quarter more than doubled, to $1.5 million from the $0.7 million recorded in the third quarter of fiscal 1996, as a result of increased volume of the Company's small consumer loan program, currently offered in 168 Company-owned stores in 13 states.

                             NINE MONTH COMPARISONS

Revenues increased $16.1 million, or 33%, from $49.2 million in the first nine months of the last fiscal year to $65.3 million in the first nine months of fiscal 1997. This revenue growth resulted, in part, from a $3.5 million, or 8.0%, increase in comparable store revenues (426 stores). The balance of the increase, $12.6 million, came from stores which were opened or acquired after June 30, 1995, and were therefore not open for both of the full periods compared. The increase in total check cashing fees accounted for 61% of the total revenue increase. Check cashing fees increased $9.9 million, or 27%, from $37.3 million in the first nine months of the last fiscal year to $47.2 million in the first nine months of fiscal 1997. This increase resulted from a 22% increase in the total number of checks cashed, and from a 3% increase in the average fee per check realized by the Company. Such fee increase relates primarily to an increase in the average check size. Money transfer services increased $1.9 million, or 60%, principally as a result of acquired stores and the related revenue guarantees and continued promotion activities by the money transfer services supplier.

Loan fees and interest increased $2.5 million, or 160%, as a result of the increased volume of the Company's small consumer loan program, currently offered in 168 Company-owned stores in 13 states.


STORE EXPENSE ANALYSIS                     THREE MONTHS ENDED MARCH 31,                    NINE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------------------------------------------------------
                                    ($ in thousands)    (Percentage of Revenue)    ($ in thousands)    (Percentage of Revenue)
                                 ---------------------------------------------------------------------------------------------
                                     1997      1996        1997         1996        1997      1996        1997         1996
                                 ---------------------------------------------------------------------------------------------
Salaries and benefits               $ 7,157   $ 5,785         27.3%        28.2%   $18,966   $15,022         29.0%        30.5%
Occupancy                             3,598     2,954         13.7         14.4     10,292     8,168         15.8         16.6
Armored and security                    959       734          3.7          3.6      2,577     2,129          3.9          4.3
Returned checks and cash shorts       1,555     1,257          5.9          6.1      4,545     3,663          7.0          7.5
Loan losses                             245       103          1.0          0.5        896       282          1.4          0.6
Depreciation                            858       719          3.3          3.5      2,441     1,990          3.7          4.0
Other                                 2,028     1,387          7.7          6.7      5,121     3,514          7.8          7.2
                                    -------   -------         ----         ----    -------   -------         ----         ----
Total store expense                 $16,400   $12,939         62.6%        63.0%   $44,838   $34,768         68.6%        70.7%
                                    =======   =======         ====         ====    =======   =======         ====         ====

Average per store expense             $27.5     $26.0                                $78.3     $70.8

                              QUARTER COMPARISONS

Store expenses increased $3.5 million, or 27%, in the third quarter of fiscal 1997 over the third quarter of the last fiscal year. Store expenses decreased as a percentage of revenues from 63.0% in the third quarter of the last fiscal year to 62.6% in the third quarter of fiscal 1997. Salaries and benefits expenses and occupancy costs increased 24% and 22%, respectively, primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased 24% in the fiscal 1997 quarter, as compared to the same quarter in the last fiscal year, principally as a result of the increased number of stores. Returned checks, net of collections, and cash shortages decreased as a percentage of revenues, to 5.9% in the fiscal 1997 quarter from 6.1% in the fiscal 1996 quarter, primarily as a result of tax-related revenue growth.

Loan losses increased $0.1 million in the third quarter of fiscal 1997, as compared to the third quarter of the last fiscal year, as a result of the increased volume of loans made.

                             NINE MONTH COMPARISONS

Store expenses increased $10.1 million, or 29%, from the first nine months of the last fiscal year to the first nine months of fiscal 1997. Store expenses decreased as a percentage of revenues, from 70.7% in the first nine months of the last fiscal year to 68.6% in the first nine months of fiscal 1997. Salaries and benefits expenses and occupancy costs increased 26%, primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $0.9 million, or 24%, in the first nine months of the last fiscal year to the first nine months of fiscal 1997. Returned checks, net of collections, and cash shortages decreased as a percentage of revenues, from 7.5% in the first nine months of fiscal 1996 to 7.0% in the first nine months of fiscal 1997.

Loan losses increased $0.6 million in the first nine months of fiscal 1997, as compared to the first nine months of the last fiscal year, as a result of the increased volume of loans made.

OTHER EXPENSE ANALYSIS                        THREE MONTHS ENDED MARCH 31,                  NINE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------------------------------------------------------
                                       ($ in thousands)   (Percentage of Revenue)   ($ in thousands)   (Percentage of Revenue)
                                     -----------------------------------------------------------------------------------------
                                        1997     1996        1997         1996       1997     1996        1997         1996
                                     -----------------------------------------------------------------------------------------

Region expenses                         $1,920   $1,562          7.3%         7.6%   $5,479   $4,076          8.4%         8.3%
Headquarters expenses                    1,981    1,559          7.6          7.6     4,616    3,611          7.1          7.3
Franchise expenses                         241      181          0.9          0.9       767      181          1.2          0.4
Other depreciation and amortization        776      571          3.0          2.8     2,162    1,541          3.3          3.1
Interest expense                           623      564          2.4          2.7     1,736    1,239          2.7          2.5
Other expense                               45       61          0.2          0.3        88       79          0.1          0.2

                              QUARTER COMPARISONS
Region Expenses

Region expenses increased $0.4 million, or 23%, in the third quarter of fiscal 1997 over the third quarter of the last fiscal year, principally as a result of the addition of region personnel, and centralized loan support personnel. Region expenses decreased as a percentage of revenues, from 7.6% in the third quarter of the last fiscal year to 7.3% in the third quarter of fiscal 1997.

Headquarters Expenses

Headquarters expenses increased $0.4 million, or 27%, in the third quarter of fiscal 1997 over the third quarter of the last fiscal year, principally as a result of increased salaries and benefits and lease expense for additional space at the Company's corporate headquarters.

Franchise Expenses

Franchise expenses consist primarily of salaries of the franchise support and sales personnel and allocated occupancy costs since the acquisition of Check Express, Inc. on February 1, 1996.

Other Depreciation and Amortization

Other depreciation and amortization increased $0.2 million, or 36%, in the third quarter of fiscal 1997 from the third quarter of the last fiscal year, principally due to increased amortization of intangibles related to the 52 stores acquired since the third quarter of fiscal 1996.

Interest Expense

Interest expense, net of interest income, increased $0.1 million, or 10%, in the third quarter of fiscal 1997 as compared to the third quarter of the last fiscal year. This increase was principally the result of increased borrowings used to finance store acquisitions. The term advances from the money order supplier bear interest at prime plus one percent, currently 9.5%, and the Senior Secured Notes bear interest at 9.03% per year.

Other Expense

Other expense was $45,000 in the third quarter of fiscal 1997, as compared to $61,000 in the third quarter of the last fiscal year. These consist primarily of store closing costs.

Income Taxes

A total of $1.7 million was provided for income taxes in the third quarter of fiscal 1997, up from $1.2 million in the third quarter of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes.

                             NINE MONTH COMPARISONS

Region Expenses

Region expenses increased $1.4 million, or 34%, in the nine month period of fiscal 1997 over the comparable nine month period of fiscal 1996, principally as a result of addition of region personnel, and centralized loan support personnel. Region expenses increased slightly as a percentage of revenues, from 8.3% in first nine months of fiscal 1996 to 8.4% in the first nine months of fiscal 1997.

Headquarters Expenses

Headquarters expenses increased $1.0 million, or 28%, in the first nine months of fiscal 1997 over the first nine months of fiscal 1996, principally as a result of increased salaries and benefits and lease expense for additional space at the Company's corporate headquarters. Headquarters expenses decreased as a percentage of revenues, from 7.3% in the first nine months of fiscal 1996 to 7.1% in the first nine months of fiscal 1997.

Other Depreciation and Amortization

Other depreciation and amortization increased $0.6 million, or 40%, in the first nine months of fiscal 1997 over the first nine months of fiscal 1996, principally due to increased amortization of intangibles related to additional acquired stores.

Interest Expense

Interest expense, net of interest income, increased $0.5 million in the first nine months of fiscal 1997 over the first nine months of the last fiscal year. This increase was principally the result of an increase in borrowings used to finance store acquisitions. The term advances from the money order supplier bear interest at the prime rate, plus one percent, currently 9.5%, and the Senior Secured Notes bear interest at 9.03% per year.

Other Expense

Other expense was $88,000 in the nine first months of fiscal 1997, as compared to $79,000 in the first nine months of the last fiscal year. These consist of store closing costs.

Income Taxes

A total of $2.2 million was provided for income taxes in the first nine months of fiscal 1997, up from $1.4 million in the first nine months of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes.


BALANCE SHEET VARIATIONS

Certain balance sheet accounts of the Company vary as a result of seasonal and day-to-day requirements resulting from maintaining cash for the cashing of checks, receipts of cash from the sale of money orders, and remittances on money orders sold. For the nine months ended March 31, 1997, cash and cash equivalents and money order principal payable increased principally as a result of the increase in the number of Company-owned stores operated, from 544 at June 30, 1996, to 601 at March 31, 1997, and the timing of scheduled remittances of money orders.

Property and equipment and the excess purchase price over the fair value of net assets acquired increased $3.2 million and $5.1 million, respectively, for the nine months ended March 31, 1997, as a result of the 43 stores acquired and the 29 stores opened during the nine months ended March 31, 1997, offset by related depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 1997 and 1996, the Company had net cash provided by operating activities of $9.4 million and $8.7 million, respectively. During the nine months ended March 31, 1997 and 1996, the Company used $11.0 million and $10.7 million, respectively, for purchases of property and equipment related to new stores and other capital expenditures.

Net cash provided by financing activities for the nine months ended March 31, 1997 and 1996, were $11.4 million and $14.1 million, respectively. On December 4, 1996, the Company completed a private placement for $20 million of 9.03% Senior Secured Notes to support its acquisition program. These notes are due November 15, 2003, with annual principal payments of $4 million beginning November 15, 1999. Proceeds from the private placement were used to pay down the Company's outstanding term advances. Term advances from the Money Order Supplier decreased by $11.4 million for the nine months ended March 31, 1997. This change is comprised of advances of $8.3 million to fund new and acquired stores, less payments of $19.7 million. The repayment terms of each term advance call for the principal amount to be paid in equal monthly installments on a 60-month amortization through December 1998, when the remaining principal is due. As of March 31, 1997, $5.6 million was outstanding under this borrowing facility. Borrowed amounts bear interest at the prime rate, plus one percent, which currently totals 9.5%. In addition, net borrowings from the Money Order Supplier, other than term advances, totaled $3.4 million for the nine months ended March 31, 1997.

As of March 31, 1997, the Company sold a portion of its automobile loan portfolio for $3.3 million, receiving cash of $2.5 million and recording a receivable of $0.8 million. As collection of the receivable is based on the terms of a buy back agreement with the buyer, a reserve of $0.5 million was established for certain estimated uncollectible accounts. The automobile loan portfolio was a component of the Check Express acquisition in 1996, and has been classified as net assets held for sale in the consolidated balance sheets.
Since it has been the Company's intent to divest itself of this business segment, the loss from this sale of approximately $0.5 million has been treated as an adjustment of the original purchase price allocation and an increase to goodwill and therefore, has no impact on the accompanying statement of operations.

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

                                                          ACE CASH EXPRESS, INC.
                                                          ----------------------

May  14, 1997                                          By: /s/ Susan S. Pressler
                                                           ---------------------
                                                       Vice President-Controller
                                                    (Duly authorized officer and
                                                   principal financial and chief
                                                             accounting officer)