Form 10-K
period 1997-06-30
ACE CASH EXPRESS INC/TX
filed 1997-09-26
CIK 849116

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ______________

                                   FORM 10-K

         [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

         [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM ___TO___

                         COMMISSION FILE NUMBER 0-20774

                             ACE CASH EXPRESS, INC.
             (Exact name of registrant as specified in its charter)

              TEXAS                                         75-2142963
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

1231 GREENWAY DRIVE, SUITE 800
IRVING, TEXAS                                                  75038
(Address of principal executive offices)                     (Zip Code)

     (Registrant's telephone number, including area code)  (972) 550-5000

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                         ON WHICH REGISTERED
-------------------                                         -------------------
                                      NONE
          Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK,  $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No ___
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of September 23, 1997, 6,471,179 shares of Common Stock were outstanding. As of such date the aggregate market value of voting stock (based upon the last reported sales price in The Nasdaq Stock Market) held by nonaffiliates of the registrant was approximately $83,627,246.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I
ITEM 1. BUSINESS

GENERAL

  Ace Cash Express, Inc. ("ACE" or the "Company") is a significant provider of retail financial services in the United States. The Company is also the largest owner and operator, and one of the largest franchisors of check cashing stores in the United States. At August 15, 1997, the Company has a total network of over 690 stores in 26 states, including 621 Company-owned stores and 73 franchised stores. The Company's growth strategy is to combine acquisitions, new store openings and franchising in new and existing markets and to develop new products for introduction into the existing store base. The Company's general objective is to provide a full range of retail financial services and transaction processing in its markets. Additionally, it is the Company's objective to develop and maintain the largest network of stores in markets where the Company operates. ACE intends to open 60 new stores, primarily in its existing markets, during its fiscal year ending June 30, 1998.

  ACE stores offer check cashing services and other retail financial services at competitive rates in clean, convenient settings. Services include cashing payroll checks, government checks and insurance drafts; selling Integrated Payment Systems Money Orders; providing money transfer services using the MoneyGram network; electronic filing of federal income tax returns; and processing the related tax refund anticipation loans for customers from third-party lenders. Many Company-owned stores also offer bill payment services, lottery and lotto tickets, small consumer loans and other retail financial and transaction processing services.

INDUSTRY OVERVIEW

  The primary industry in which ACE operates is check cashing. Industry sources indicate that there are approximately 6,100 check cashing stores nationally and that there are five other check cashing companies operating over 100 stores and three companies operating between 50 and 100 stores. The remaining check cashing companies operate under 50 stores, with the majority of companies operating fewer than 10 stores.

  The Company believes that it and other check cashing companies that grew during the last decade did so by offering services that banks do not fully provide, at locations and during hours that are more convenient than those traditionally offered by banks. Unlike many banks, check cashing stores are willing to assume the risk that checks they cash will "bounce." For instance, it is not unusual for a bank to refuse to cash a check for a customer who does not maintain a deposit account with the bank and to require its depositors to maintain sufficient funds in an account to cover a check to be cashed or wait several days for the check to clear. As a result, the Company believes check cashing stores provide an attractive alternative to customers without bank accounts or with relatively small account balances. Although these customers might save money by depositing their checks in a bank and waiting for them to clear, many prefer paying a fee to take advantage of the convenience and availability of immediate cash offered by check cashing stores.

  The core business of check cashing stores is generally cashing checks for a fee. These fees are intended to provide the check casher with a profit after covering operating expenses, including any interest expense incurred by the check casher on the funds advanced to customers between the time checks are cashed and the time the checks clear through the banking system. The risk a check cashing store assumes upon cashing a check is that the check will be uncollected because of insufficient funds, stop payment orders or fraud. In order to minimize this risk and the losses associated with uncollected checks, many check cashing stores cash only payroll or government entitlement checks or charge higher fees or have stricter approval procedures for cashing personal checks. ACE does not promote the cashing of personal checks in its stores. For the fiscal year ended June 30, 1997, less than 1% of the checks cashed by the Company were one-party personal checks.

  In addition to check cashing services, most check cashing stores offer customers a range of other services, including money orders and wire transfers of cash. Some check cashing stores also offer lottery and lotto tickets, public transportation passes, income tax preparation, copying and fax transmission services, travelers' checks and postage stamps, welfare payment and food stamp distribution, small consumer loans, and bill payment services.

  The Company believes that the deregulation of the banking and savings-and-loan industry has increased the role played by check cashing stores in providing basic financial transaction services to low- and middle-income customers. At the same time, the Company believes that competition, regulatory scrutiny and complexity are contributing to consolidation of the industry. The Company's strategy is to position itself to benefit from industry consolidation and the competitive advantages available to large operators and franchisors of retail financial services.

GROWTH STRATEGY

  ACE's growth strategy consists principally of combining acquisitions and new store openings with the objective to have the largest number of retail financial services centers in each of its markets. Prior to June 30, 1994, ACE generally limited its markets to major metropolitan areas with a minimum population over 500,000. ACE now defines its target markets as cities of 100,000 or more. The Company has expanded from 181 Company-owned stores in five metropolitan areas as of June 30, 1991, to 617 Company-owned stores in 47 market areas as of June 30, 1997. In fiscal 1997, the Company opened 45 stores, acquired 46 stores, and closed 18 stores. The Company currently anticipates that it will open 60 new stores in existing markets, during the fiscal year ending June 30, 1998.

  The following table illustrates the development of Company-owned stores since 1991 by showing the number of stores open in each market area at the end of each of the indicated periods:

                                                                   COMPANY-OWNED STORES
                                          ----------------------------------------------------------------------
                                                                          JUNE 30,
                                          ----------------------------------------------------------------------
MARKET AREA                                 1997      1996       1995       1994      1993       1992      1991
                                          -------   -------    -------    -------   -------    -------   -------
TEXAS:
Dallas/Fort  Worth/East Texas               114        112        103         98         91         83       76
Houston                                      74         72         60         55         50         40       35
San Antonio/Austin/El Paso                   42         28         24         23         20         18       17
COLORADO:
Denver                                       31         28         27         21         23         23       21
Colorado Springs/Pueblo                      13         13         12          9          9          9        7
MARYLAND/WASHINGTON,D.C./VIRGINIA:
Baltimore/Washington,D.C./
Alexandria/Roanoke/Lynchburg                 72         74         71         62         49         35       25
GEORGIA:
Atlanta/Albany/Augusta/Macon/
Savannah                                     47         47         49         42         15          2        -
LOUISIANA:
New Orleans/Baton Rouge/Shreveport           25         19         19         14         14          7        -
ARIZONA:
Phoenix/Tucson                               58         46         37          4          5          3        -
FLORIDA:
Jacksonville/Orlando/Palm Beach/Tampa        46         38          -          -          -          -        -
NORTH & SOUTH CAROLINA:
Charlotte/Charleston/Columbia/
Greenville/Spartanburg/Orangeburg            16         16         15         11          -          -        -
OHIO:
Cleveland                                    10          8          7          4          -          -        -
OKLAHOMA:
Oklahoma City                                13         12         12          -          -          -        -
NEW MEXICO:
Albuquerque                                   7          7          7          -          -          -        -
ARKANSAS:
Little Rock                                   6          6          4          -          -          -        -
MISSOURI:
St. Louis                                     6          3          3          -          -          -        -
TENNESSEE:
Memphis/Nashville                            15          5          2          -          -          -        -
WASHINGTON:
Seattle                                       8          6          -          -          -          -        -
INDIANA:
Indianapolis                                  9          4          -          -          -          -        -
OREGON:
Portland                                      5          -          -          -          -          -        -
                                          -----      -----      -----      -----      -----     ------     ----
TOTAL                                       617        544        452        343        276        220      181
                                          =====      =====      =====      =====      =====     ======     ====

Acquisitions. The Company maintains an acquisitions department in order to identify, negotiate and close transactions. During fiscal 1997, the Company acquired 46 stores in 20 separate transactions. The Company believes its experience with acquisitions permits it to successfully integrate additional acquisitions. The Company currently intends to continue searching for strategic opportunities in both existing and new markets.

FRANCHISE OPERATIONS

     With the acquisition of Check Express, Inc. and its wholly owned franchising subsidiaries in February 1996, the Company became one of the largest franchisors of check cashing stores in the United States. In fiscal 1996, ACE created the ACE Franchise Group, to service and market new ACE franchises. ACE franchises are being marketed through a commissioned sales force, supplemented by newspaper, trade journals and other advertising media. As of August 15, 1997, there were 73 Company-franchised stores open and operating in 20 states, located as follows:


                                              Number of stores
               California                           14
               Texas                                14
               Florida                              11
               Georgia                               7
               Washington                            5
               Louisiana                             3
               North Carolina                        3
               Kansas                                2
               Ohio                                  2
               Tennessee                             2
               Other states (10)                    10
                                                    --
               Total                                73
                                                    --

The Company intends to continue its expansion through the sale of new franchises and the opening of additional units under existing franchise agreements. The Company is actively marketing several types of Ace Cash Express franchises depending on the style of business being conducted. These include a standard store franchise, a store-within-a-store (or "kiosk") franchise, and a conversion franchise that permits an existing check cashing business to convert to an ACE franchisee. The Company sold 34 franchises, opened 26 new franchises and acquired 20 former franchises in fiscal 1997. The majority of franchises operate under the "ACE" name.

CUSTOMERS AND SERVICES

  Management believes the Company's core customer group is comprised primarily of individuals whose average age is 34 and who rent their house or apartment and hold a wide variety of jobs in the service sector, or are clerical workers, craftsmen and laborers. These customers tend to change jobs and residences more often than average, have annual family incomes under $35,000, often pay their bills with money orders and prefer the availability of immediate cash provided by cashing checks at the Company's stores.

  The following table reflects the major categories of services that ACE currently offers and the revenues (in thousands) from these services for the indicated fiscal years:

     REVENUE CATEGORY                    1997               1996               1995               1994               1993
     -------------------------      -------------      -------------      -------------      -------------      -------------
     Check cashing                        $62,835            $51,327            $37,488            $31,828            $26,927
     Money transfers                        5,749              4,740              1,775              1,155                545
     Loan fees and interest                 5,703              2,462                597                164                 49
     Money orders                           2,757              2,413              2,089              1,800              1,437
     Bill payment services                  2,197              1,320                819                425                455
     New customer fees                      2,051              1,338                806                504                416
     Franchise revenues                     1,398                633                  -                  -                  -
     Other fees                             4,702              4,726              4,216              4,026              2,837
                                    -------------      -------------      -------------      -------------      -------------
     Total                                $87,392            $68,959            $47,790            $39,902            $32,666
                                    =============      =============      =============      =============      =============

  Check cashing. ACE's primary business is cashing checks for a fee. The principal type of check the Company cashes is a payroll check. The Company also cashes government assistance, tax refund checks and insurance checks or drafts. In order to control the risk of loss, the Company normally does not cash two-party personal checks. Subject to market conditions at different locations, the Company's check cashing fees for payroll checks generally range from $0.99 to $6.39 for checks with face amounts up to $400, and for checks greater than that amount, the fee is generally 1.6% of the face amount of the check plus a $0.99 processing fee. The Company imposes a surcharge of 1/2% to 2% of the face amount of the check for cashing out-of-state checks, handwritten checks, money orders, tax refund checks and insurance checks or drafts. Unlike many of its competitors, the Company displays its check cashing fees in full view of its customers on a "menu board" in each store and provides a detailed receipt for each transaction. Although the Company has established guidelines for approving check cashing transactions, it has no preset limit on the size of the checks it will cash.

  If a check cashed by the Company is not paid for any reason, the Company accounts for the amount of the check as a loss in the period in which it is returned. ACE then transfers the check to its collection department, which contacts the maker and/or payee of each returned check and, if necessary, commences legal action. The collection department utilizes an automated tracking system on the Company's central computer system to monitor the status of all returned items. See "Selected Financial Data -- Collections Data."

  Money transfers. ACE is an agent for the transmission and receipt of wire transfers through the MoneyGram network. Through this network, ACE customers can transfer funds electronically to any of over 14,000 MoneyGram locations nationwide (including other ACE stores) and 20,000 locations worldwide. MoneyGram establishes the fees for this service, and the Company is paid a percentage of the fees it collects from customers as a commission and remits the balance to MoneyGram.

  Loan fees and interest. The Company is engaged in the small consumer loan business, offering short-term loans to individuals. Company management believes much of its existing base of check cashing and other customers may have limited access to other sources of consumer credit.

  ACE is a licensed provider of small consumer loans in Colorado, Florida, Indiana, Louisiana, Missouri, New Mexico, Oklahoma, Texas, and Washington. Where permitted by law, the Company offers a standardized, single installment loan ranging from $50 to $580 (averaging $134) through its post-dated check product. Through this product, ACE permits a customer to receive a cash advance for a fee, secured by a post-dated personal check. Such a loan generally has a term of two to four weeks. As of August 15, 1997, this product was offered in 179 of the Company's stores. On a test basis, ACE also currently offers an unsecured single-installment loan up to $200 in two of its Colorado stores and multiple installment loans up to $450 in an additional 51 stores in Texas.

  Small consumer loan products are offered in a highly structured regulatory environment. Each ACE store which offers consumer loans is individually licensed under state laws, which establish allowable interest rates, fees and other charges on small loans made to consumers. In addition, many states regulate the maximum principal amounts and maturities of these loans.

Money orders. The Company sells Integrated Payment Systems ("IPS") Money Orders in denominations up to $1,000. These money orders are generally used by the Company's customers for bill payments, rent payments and other general disbursements. The Company sold 13.6 million, 11.8 million and 9.3 million money orders during the 1997, 1996, and 1995 fiscal years, respectively. The face amount of money orders sold as a percentage of the face amount of checks cashed was 69.1% in 1997, 71.4% in 1996 and 76.8% in 1995. The fees charged for money orders depend on local market conditions and the size of the money order. The Company remits the face amount of each money order sold and pays a fee to the Money Order Supplier (as defined hereafter) for each money order sold.
ACE's money order revenues include only that portion of the fees retained by the Company.

  Bill payment services. The Company's stores serve as payment centers for customers to pay their utility, telephone, and other bills. The Company remits the amount owed to the appropriate companies under various contractual agreements, and either retains a service fee or collects a fee from the consumer.

  New customer fees. The Company charges a one-time fee for new check cashing customers to cover the costs of the initial setup in the ACE customer database and identification verification.

  Franchise revenues. The Company's franchise revenues represent royalties, initial franchise fees and buyback fees from its Franchisees. There were 73 Company-franchised stores in operation as of June 30, 1997.

  Other services and products. In addition to the above, in some Company-owned stores ACE offers a variety of other retail financial products and services to its customers, including electronic tax return filing, lottery and lotto ticket sales, food stamp distribution, public transportation passes, copying and fax transmission services and postage stamps, pagers, prepaid long distance telephone cards and prepaid local phone service.

STORE OPERATIONS AND NEW STORE ECONOMICS

  The Company's objective is to locate its owned stores in highly visible and accessible locations and to operate them during convenient hours. The Company attempts to locate stores on high traffic streets or intersections, in many cases in or near destination shopping centers. The Company's stores occupy 1,100 square feet on average and are located in strip shopping centers, free-standing buildings and kiosks located inside major retail stores (for example, two Wal-Mart Super Stores in the Dallas/Fort Worth area). The Company is focused on increasing the market's awareness of ACE by using consistent signage and design at each store location. All but one of the locations of the Company-owned stores are leased.

  Normal business hours of the Company-owned stores are from 9:00 a.m. until 7:00 p.m., Monday through Thursday, 9:00 a.m. until 8:00 p.m. on Friday and 9:00 a.m. until 6:00 p.m. on Saturday. Currently, 127 stores are also open on Sunday, generally from 10:00 a.m. until 5:00 p.m., and seven stores are open 24 hours. The business hours of any store may be changed due to local market conditions.

  The Company has a store construction and facilities planning staff that supervises the construction of new stores and the remodeling of existing stores, and performs lease management. Although size, shape and design may vary from store to store since many of the stores are built out of existing space, the work area of each store is a modular-designed unit that can be customized to meet the requirements of each location while giving a uniform appearance. These modular units may be moved from one location to the next, thus reducing the costs associated with opening new stores and relocating existing stores.

  The tables below show the average annual store revenues and the average store contribution for Company-owned stores that have remained open since June 30, 1987, and for stores that have been opened and have remained open since that date.

                                                                                                REVENUES
                                                                                          YEAR ENDED JUNE 30,
                                NUMBER OF                                                   ($ in thousands)
                             STORES OPEN AT         ------------------------------------------------------------------------------
       YEAR OPENED:          JUNE 30, 1997              1997            1996             1995             1994            1993
                         ---------------------      -----------     ------------     ------------     ------------     -----------
       1988 and earlier            78                   $162.7          $156.4          $150.6           $154.6           $153.0
       1989                        25                    150.2           146.5           144.9            138.5            137.1
       1990                        30                    138.1           132.0           132.7            136.3            141.3
       1991                        17                    145.7           134.2           129.4            131.1            124.1
       1992                        23                    171.6           149.1           140.6            134.6            116.6
       1993                        39                    139.2           124.8           113.7             96.5             39.1
       1994                        38                    127.7           108.8            88.1             33.9                -
       1995                        39                    105.1            79.9            26.7                -                -
       1996                        32                    106.5            32.2               -                -                -
       1997                        45                     33.4               -               -                -                -
                         ---------------------
                                  366
       Acquired stores            251
                         ---------------------
                                  617

                                                                               STORE CONTRIBUTION (1)
                                                                                 YEAR ENDED JUNE 30,
                                NUMBER OF                                         ($ in thousands)
                              STORES OPEN AT        ---------------------------------------------------------------------------
     YEAR OPENED:             JUNE 30, 1997            1997            1996            1995            1994           1993
                         ---------------------      -----------    ------------    -------------    ------------    -----------
     1988 and earlier               78                $ 62.5           $58.9          $ 54.6            $59.6          $59.4
     1989                           25                  57.3            59.0            51.1             48.1           48.9
     1990                           30                  40.8            39.3            35.9             40.9           43.2
     1991                           17                  46.8            42.6            40.9             44.0           34.3
     1992                           23                  66.7            48.4            39.5             36.4           25.7
     1993                           39                  45.8            34.2            23.4             12.2           (6.7)
     1994                           38                  40.1            25.8             8.5             (6.9)             -
     1995                           39                  15.3            (3.4)          (14.3)               -              -
     1996                           32                   7.7            (6.7)              -                -              -
     1997                           45                 (14.1)              -               -                -              -
                         ---------------------
                                   366
     Acquired stores               251
                         ---------------------
                                   617

  (1) "Store contribution" equals revenues less direct store expenses and store-related depreciation and amortization. Direct store expenses consist of store salaries and benefits, occupancy costs (rent, maintenance, taxes and utilities), returned checks net of collections, cash shortages, armored security costs and bank charges. Direct store expenses exclude region or corporate overhead and depreciation and amortization expenses.

  The capital cost of opening a new store varies depending on the size and type of store. During fiscal 1997, the Company opened 45 stores at an average capital cost of approximately $50,100 per store.

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

SUPERVISION AND TRAINING

  The Company is organized in "regions," which generally correspond to the market areas in which ACE operates its stores. Each region has a regional vice president ("RVP") who is responsible for the operations, administration, training and supervision of the Company-owned stores in his or her region. The Company currently has 11 RVP's who supervise an average of 56 stores each. The RVP's report to one of two division vice presidents. The Company currently has 49 district supervisors, each of whom reports to the RVP for his or her region and is directly responsible for the general management of 6 to 30 stores within his or her territory. These district supervisors are responsible for operations, training, scheduling, marketing and staff motivation. Each store manager reports to a district supervisor, has direct responsibility over his or her store's operations and supervises the service associates who staff the stores.

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

POINT-OF-SALE SYSTEM

  ACE has developed and implemented a proprietary personal computer based point-of-sale system, which has been fully operational in all Company-owned stores since 1991. In addition to other management information and control functions, ACE's point-of-sale system allows the Company to:

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

3) monitor daily revenues by product or service on a Company, divisional, regional, per store or per employee basis;

4) monitor and manage daily store exception reports, which record, for example, any cash shortages and late store opening times;

5) identify cash differences between bank statements and the Company's records (such as differences resulting from missing items and deposits);

6) determine, on a daily basis, the amount of cash needed at each store location, allowing centralized cash management personnel to maintain the optimum amount of cash inventory in each store;

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

The data captured by the point-of-sale system is transmitted daily from each store to a centralized database maintained at ACE's headquarters and is automatically integrated into its general ledger system.

SECURITY

  All Company-owned store employees work behind bullet-resistant Plexiglas and steel partitions. Each Company-owned store's security measures include safes, alarm systems monitored by third parties, teller area entry control, perimeter opening entry detection, and tracking of all employee movement in and out of secured areas. In addition, as security contracts expire and new stores are opened, the Company is centralizing its security measures to strengthen and improve control over physical security. As of August 15, 1997, 87% of the Company's stores have been integrated into the centralized security system. The centralized system includes the following security measures in addition to those described above: identical alarm systems in all stores, remote control over alarm systems, arming/disarming and changing user codes, and mechanically and electronically controlled time-delay safes.

  Since ACE's business requires it to maintain a significant supply of cash in its stores, the Company is subject to the risk of cash shortages resulting from theft and employee errors. Although the Company has implemented various programs to reduce these risks and provide security for its facilities and employees, there can be no assurance that these problems will be eliminated. During the 1997 and 1996 fiscal years, cash shortages from employee errors and from theft were $1,762,000 (2.0% of revenues) and $1,572,000 (2.3% of revenues), respectively.

  The Company's point-of-sale system allows management to detect cash shortages on a daily basis. In addition to other procedures, district supervisors conduct random audits of each Company-owned store's cash position and inventories on an unannounced random basis.

  Daily transportation of currency and checks is provided by nationally recognized armored carriers, such as Loomis, Fargo & Company. ACE employees are not authorized to transport currency or checks.

EMPLOYEES

  At June 30, 1997, ACE employed 1,558 persons: 774 center employees, 552 center managers, 68 corporate personnel, 11 regional vice presidents, 93 regional personnel, 49 district supervisors, and 11 franchise personnel. Third-party firms hired by the Company conduct background checks of the Company's new hires.

  The Company considers its employee relations to be good. ACE's employees are not covered by a collective bargaining agreement, and the Company has never experienced any organized work stoppage, strike or labor dispute. Generally, the Company's employees are not bonded.

COMPETITION

  The Company believes that the principal competitive factors in the check cashing industry are locations, customer service, fees, convenience and products and services offered. The Company faces intense competition and believes that the check cashing market will become more competitive as the industry matures. The Company competes with other check cashing stores, grocery stores, banks, savings and loans and other financial services entities and any retail businesses that cash checks, sell money orders or provide money transfer services or other products and services offered by the Company. Certain competitors of the Company that are not check cashing stores cash checks without charging a fee under limited circumstances. Some of the Company's competitors that are not check cashing companies have larger and more established customer bases and substantially greater financial, marketing and other resources than the Company. There is no assurance that the Company will be able to compete successfully with its competitors.

TRADEMARKS

  The Company has obtained the federal trademark registration of "A-C-E America's Cash Express (R)", and the federal trademark registration of its logo.

REGULATION

  General. The Company is subject to regulation in several jurisdictions in which it operates, including jurisdictions that regulate check cashing fees, require prompt remittance of money order proceeds to money order suppliers or require the registration of check cashing companies or money transmission agents. In addition, ACE is subject to federal and state regulation relating to the reporting and recording of certain currency transactions.

  State Regulations. Several states have licensing and/or fee regulation on check cashing fees, including California, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Minnesota, New Jersey, New York, Ohio, Rhode Island, Virginia, Washington and Wisconsin. The Company is licensed in each of the states in which a license is currently required for it to operate as a check-cashing company. The ceilings on fees adopted by Georgia and Ohio -- the only states that regulate such fees in which the Company operated as of June 30, 1997 -- are in excess of the fees charged by the Company. The fee ceilings in effect in certain states (Delaware, New Jersey and New York, for example) currently make operations in those states less attractive to the Company

  As of June 30, 1997, the Company operated a total of 86 stores in two states -
- Georgia and Maryland -- that have so-called "prompt remittance" statutes. These statutes specify a maximum time for the payment of proceeds from the sale of money orders to the issuer of the money order. See "Business -- Relationships with the Money Order Supplier and MoneyGram Supplier." In addition, in some jurisdictions, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements.

  The adoption of check cashing fee ceilings and prompt remittance statutes in additional jurisdictions could have an adverse effect on the Company's business, and existing fee ceilings and prompt remittance statutes could restrict the ability of the Company to expand its operations into certain states.

  Federal Regulation. Under the Bank Secrecy Act regulations of the U.S. Department of the Treasury (the "Treasury Department"), transactions involving currency in an amount greater than $10,000 or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000 must be recorded. In general, every financial institution, including the Company, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through or to the financial institution, that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any person and result in either cash in or cash out totaling more than $10,000 during any one business day. Management believes that the Company's point-of-sale system and employee training programs are essential to the Company in complying with these statutory requirements and may give the Company a competitive advantage.

  In September 1994, the United States Congress passed the Money Laundering Suppression Act of 1994, which, among other things, contemplated the registration of "money services businesses," which includes check cashers like the Company, with the Treasury Department. That registration requirement has been suspended, however, until 90 days after the effective date of regulations implementing that act. In 1997, the Financial Crimes Enforcement Network of the Treasury Department ("FinCEN") proposed implementing regulations for comment. Representatives of the Company have reviewed those proposed regulations and communicated their comments to a national check cashers trade association that has had contact with representatives of FinCEN. Though the registration requirements that are finally adopted may differ from those that have been proposed, management of the Company does not believe that compliance with the proposed requirements would have any material impact on the Company's operations.

  In 1997, FinCEN also proposed for comment two additional sets of regulations implementing the Bank Secrecy Act that could affect the Company. One of those proposed sets of resolutions requires "money transmitters" and their "agents" to report and keep records, and verify the senders, of transactions in currency or monetary instruments of at least $750, but not more than $10,000, in connection with the transfer of funds to a person outside the United States. As a member of the MoneyGram system, the Company would be an agent of a money transmitter for this set of regulations. The second proposed set of regulations would require businesses issuing, selling, or redeeming money orders or travelers' checks, like the Company, to report to the Treasury Department "suspicious transactions." Representatives of the Company have also reviewed and communicated comments on these two sets of proposed regulations. Although the regulations that are finally adopted may differ from those that have been proposed, management believes that the Company's point-of-sale system would enable the Company to comply with the regulations and that the principal effect of the regulations would be a greater emphasis in the Company's training programs on money transmission reporting and identification of suspicious transactions.

RELATIONSHIPS WITH THE MONEY ORDER SUPPLIER AND MONEYGRAM SUPPLIER

  Money Orders. Most of the Company's funds for the operation of its check cashing business, ACE's primary business, are derived from the sale of Integrated Payment Systems (the "Money Order Supplier") money orders under the terms of the Company's 1992 Master Agreement, as amended (the "Money Order Agreement"). The Money Order Agreement provides for the payment of certain fees to the Money Order Supplier in connection with the sale of money orders by the Company and requires the Company to remit proceeds from money order sales to the Money Order Supplier in accordance with a deferred remittance schedule. In addition, the Money Order Agreement provides a commitment by the Money Order Supplier to make certain advances to the Company, including revolving commitment advances that are related to the Company's expansion and acquisition of new stores ("Term Advances"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 4 of Notes to Consolidated Financial Statements.

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

  The Money Order Agreement requires the Company to remit "Money Order Proceeds" (consisting of Money Order Fees and the face amount of money orders sold) to the Money Order Supplier in accordance with a schedule that permits limited remittance deferrals. Prior to the Company's remittance of these proceeds to the Money Order Supplier, the Company uses the proceeds to make change in the ordinary course of its business, including when cashing checks. The period within which the Company must remit the Money Order Proceeds to the Money Order Supplier varies depending on whether the store is located in a jurisdiction with a statute that specifies a maximum time period for the payment of money order proceeds to the issuer of the money order (a "prompt remittance jurisdiction") or is located in a jurisdiction in which there is no specified maximum period for the payment of money order proceeds to the issuer of the money order (a "non-prompt remittance jurisdiction"). The Money Order Agreement provides for a smaller Money Order Fee for money orders sold in prompt remittance jurisdictions than in non-prompt remittance jurisdictions.

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

  On July 13, 1995, the Company and the Money Order Supplier entered into an agreement relating to the stores acquired from Quick Cash, Inc. In connection with this agreement, the Money Order Supplier made a $972,000 non-refundable advance payment to the Company on July 17, 1995. The Company has deferred recognition of the advance payment and is amortizing it to revenues over the 42-month guarantee period ending December 31, 1998. Further, the Money Order Supplier agreed to guarantee revenues from providing MoneyGram wire transfers at the annual rate of $1,080,000. This amount is equivalent to the annual aggregate wire transfer revenue for the acquired stores derived from another supplier. The guarantee period expires on December 31, 1998, unless the Master Agreement is extended. In such case, the guarantee period is extended to coincide with the extension of the Master Agreement, with a maximum extension date of August 30, 2000. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

MoneyGram Services. On February 1, 1996, the Company and the Money Order Supplier entered into (i) a letter agreement to establish the maximum aggregate amount of the Term Advances available to the Company at $18.5 million and (ii) the 1996 MoneyGram Master Agreement to govern their relationship regarding money transfer services. When executed, that 1996 MoneyGram Master Agreement contained substantially the same terms regarding MoneyGram money transfer services as those then set forth in the Money Order Agreement (which ceased to apply to those services), except that it permitted the Money Order Supplier to assign its rights and obligations thereunder to any of its affiliates, including First Data Corporation ("FDC") or its subsidiary Integrated Payment Systems Inc. ("IPS") or affiliate MoneyGram Payment Systems, Inc. ("MPS").

  Since its execution, that 1996 MoneyGram Master Agreement has been amended (as so amended, the "MoneyGram Agreement") in certain respects. The term of the MoneyGram Agreement has been extended for two additional years, to December 31, 2000. The Company also received an initial bonus of $2 million in fiscal 1996. The initial bonus was deferred and included in other liabilities in the Company's consolidated balance sheet. The bonus is being amortized to revenues on a straight-line basis over the five-year term of the MoneyGram Agreement.

  The MoneyGram Agreement also provides for incentives for opening new MoneyGram service locations after January 1, 1996, and other performance incentives for the Company. During the year ended June 30, 1997, $1.4 million of amortization related to other performance incentives was recorded and included in money transfer services revenue.

  In connection with FDC's 1995 acquisition of Western Union Financial Services, Inc. (which owns and operates the consumer money transfer service operated under the "Western Union" tradename), FDC entered into a consent order with the Federal Trade Commission that required FDC to hold separate the consumer money transfer service operated under the "MoneyGram" tradename pending its divestiture and to divest that service by the end of 1996. Before that divestiture, the Company's dealings with FDC or IPS regarding the MoneyGram service were with a separate group or persons within FDC or IPS responsible for that service. FDC divested MoneyGram on December 11, 1996 through an Initial Public Offering. The Company has been dealing with MoneyGram exclusively for its money transfer services since the divestiture.

  The Company expects that, until at least December 31, 1998, it will be a party both to the MoneyGram Agreement and to the Money Order Agreement. Accordingly, the Company will sell IPS Money Orders and be entitled to Term Advances through FDC, the owner and operator of the Western Union service, the largest competitor of the MoneyGram service in the consumer money transfer services market. There can be no assurance that (i) the Company's competition with the Western Union service through its sale of the MoneyGram service will not have an adverse effect on the Company's relationship with FDC or its ability to obtain Term Advances to fund the expansion of its business, including the offering of the MoneyGram service, or (ii) FDC will not use its knowledge of the operations of the MoneyGram service to cause the Western Union service to be a more effective competitor in the consumer money transfer services market.

ARRANGEMENTS REGARDING SECURED NOTES

  In December 1996, the Company consummated a private placement of $20 million of its 9.03% Senior Secured Notes ("Notes") and issued the Notes to Principal Mutual Life Insurance Company ("Principal Mutual") under the terms of a Note Purchase Agreement dated as of November 15, 1996 (the "Note Purchase Agreement"). The net proceeds of the issuance of the Notes were used to pay in full the then outstanding $18.5 million principal of the Term Advances from the Money Order Supplier, plus all accrued interest thereon and fees in connection therewith, and for general corporate purposes of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

  Interest on the unpaid principal amount of the Notes, accruing at 9.03% per annum, is payable semiannually on May 15 and November 15 of each year, commencing May 15, 1997. The principal amount of the Notes is payable in five equal installments of $4 million on November 15 of each year, commencing November 15, 1999. All principal and accrued interest is payable at the scheduled maturity of the Notes on November 15, 2003.

  The Company may prepay the Notes, at any time or from time to time, in the principal amount of at least $1 million, plus accrued interest on the principal amount being prepaid, plus an amount approximately equal to the discounted present value of the return that the holders of the prepaid Notes would have received if the prepayment were not made. Any prepayment will ratably reduce the amount of each scheduled principal payment on the Notes due thereafter.

  The Note Purchase Agreement contains certain restrictive covenants affecting the business and affairs of the Company and its subsidiaries. Those covenants address, among other things, the maintenance of specified financial ratios, the incurrence and payment of other indebtedness, the disposition of assets or of the ownership of any subsidiary of the Company, the grant or existence of other liens on the assets of the Company and its subsidiaries, and transactions between the Company or its subsidiaries and any of their affiliates.

  The Note Purchase Agreement also specifies events of default that could result in the acceleration of the maturity of the Notes. Those events include (a) any failure by the Company to pay any amount due under the Notes, (b) any failure by the Company to comply with various covenants set forth in the Note Purchase Agreement and ancillary documents, (c) any misrepresentation or breach of warranty by the Company, (d) any failure by the Company or any of its subsidiaries to pay, or perform its obligations under, any indebtedness for borrowed money or under capital leases in excess of $1 million, including obligations to the Money Order Supplier, (e) various events of bankruptcy or insolvency of the Company or any of its subsidiaries, and (f) any final judgement of any court in excess of $1 million against the Company or any of its subsidiaries remaining in effect 30 days after the entry thereof.

  The Company's obligations under the Notes, the Note Purchase Agreement, and all ancillary documents entered into with Principal Mutual are secured by liens on all of the assets of the Company. Concurrent with the Note Purchase Agreement, the Company entered into a Collateral Trust Agreement dated as of November 15, 1996 (the "Collateral Trust Agreement"), with Wilmington Trust Company, as trustee (the "Collateral Trustee"), and the Company's two secured lenders, Principal Mutual and the Money Order Supplier. The Collateral Trust Agreement creates a collateral trust to secure the Company's obligations to both of its existing secured lenders and, under conditions set forth therein, any future secured lenders to the Company. The Collateral Trust Agreement includes agreements regarding the priority of distributions to the secured lenders upon foreclosure and liquidation of the collateral subject thereto and certain other intercreditor arrangements. Under the Collateral Trust Agreement, the Money Order Supplier has priority with respect to deferred money order remittances, and all secured lenders otherwise share in the collateral on a pro rata basis.

  Also concurrent with the Note Purchase Agreement, the Company and the Money Order Supplier entered into an amendment to the Money Order Agreement under which, among other things, (a) the Company agreed that its obligations to the Money Order Supplier under the Money Order Agreement would be cross-defaulted to its obligations to Principal Mutual and the Collateral Trustee, (b) the Company agreed to pay in full all then outstanding Term Advances, including all accrued interest thereon and fees in connection therewith, and (c) the Money Order Supplier agreed to continue to make the Term Advance facility available to the Company on substantially on the same terms as before.

ITEM 2. PROPERTIES

  All but one of the Company's stores are leased, generally under leases providing for an initial term of three years and renewal terms of from three to six years. The Company acquired, as part of the Check Express acquisition in February 1996, and still owns the land and building at which one of the Company's stores is located in Indianapolis, Indiana; management believes that the land and building are suitable for the successful operation of a store of the Company. The Company's headquarters offices in Irving, Texas, a suburb of Dallas, occupy approximately 40,000 square feet under a 62-month lease, the term of which expires in April 2001.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in various legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will result in any material impact on the Company's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The Company's Common Stock is quoted on The Nasdaq Stock Market ("NASDAQ") under the symbol "AACE". At August 15, 1997, there were approximately 1,200 holders of record of the Common Stock.

  The following table sets forth the high and low sale prices of the Common Stock as reported by NASDAQ for the past two fiscal years (as adjusted to reflect the three-for-two stock split effected in the form of a 50% stock dividend distributed to shareholders of record as of November 15, 1996):


                                               HIGH    LOW
                                              ------  ------
          Fiscal 1996
          -----------
          Quarter ended September 30, 1995     7-7/8  5-7/8
          Quarter ended December 31, 1995      7-3/8  6-3/16
          Quarter ended March 31, 1996         9-5/8  6-3/16
          Quarter ended June 30, 1996          11     9-3/16

          Fiscal 1997
          -----------
          Quarter ended September 30, 1996    10      8-3/8
          Quarter ended December 31, 1996     14-5/8  9-5/8
          Quarter ended March 31, 1997        13-1/8  10-1/8
          Quarter ended June 30, 1997         13-1/4  9-3/4

On August 15, 1997, the last reported sale price of the Common Stock on the NASDAQ was $15.75 per share.

The Company has never paid dividends on the Common Stock and has no plans to pay dividends in the foreseeable future. In addition, the Company's ability to pay cash dividends is limited under the Money Order Agreement. See " Business -- Relationships with the Money Order Supplier and MoneyGram Supplier."

ITEM 6. SELECTED FINANCIAL DATA

                                                                                   YEAR ENDED JUNE 30,
                                                            --------------------------------------------------------------
                                                              1997          1996           1995        1994         1993
                                                            --------     ----------     ---------   ---------    ---------
                                                                         (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues                                                    $ 87,392      $ 68,959      $47,790      $39,902      $32,666
Store expenses                                                59,376        48,552       35,584       28,757       23,003
Region expenses                                                7,477         5,647        4,139        3,531        2,910
Headquarters expenses                                          6,106         4,744        3,651        3,392        3,401
Franchise expenses                                             1,046           458            -            -            -
Other depreciation and amortization                            3,024         2,152        1,219        1,032          730
Interest expense (income), net                                 2,271         1,714          103         (173)         175
Other expenses                                                   213           236           28          125           27
                                                            --------      --------      -------      -------      -------
Income before income taxes, extraordinary item and
  cumulative effect of change in accounting principle          7,879         5,456        3,066        3,238        2,420
Income taxes                                                   3,113         2,130        1,076        1,077          883
                                                            --------      --------      -------      -------      -------
Income before extraordinary item and cumulative effect
  of change in accounting principle                            4,766         3,326        1,990        2,161        1,537
Extraordinary item - utilization of net operating loss
  carryovers                                                       -             -            -            -          715
Cumulative effect of change in accounting for income
  taxes                                                            -             -            -           88            -
                                                             -------      --------      -------      -------      -------
Net income                                                  $  4,766      $  3,326      $ 1,990      $ 2,249      $ 2,252
                                                             =======      ========      =======      =======      =======

Earnings per share (1):
  Earnings before extraordinary item and cumulative
     effect of change in accounting principle               $    .73      $    .52      $   .32      $   .35      $   .29
  Extraordinary item - utilization of net operating loss
     carryovers                                                    -             -            -            -          .14
  Cumulative effect of change in accounting for income
     taxes                                                         -             -            -          .01            -
                                                             -------      --------      -------      -------      -------
  Earnings                                                  $    .73      $    .52      $   .32      $   .36      $   .43
                                                             =======      ========      =======      =======      =======

Weighted average number of common shares (1)(2)                6,563         6,380        6,236        6,243        5,232

-------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Cash and cash equivalents                                   $ 55,494      $ 56,603      $49,249      $36,535      $20,503
Total assets                                                 124,350       114,684       87,544       59,378       35,122
Term advances                                                  8,209        16,969        9,732            -            -
Indebtedness to money order supplier                          48,447        56,645       48,710       34,390       13,811
Senior secured notes payable                                  20,231             -            -            -            -
Shareholders' equity                                          31,056        25,236       21,294       19,291       17,028

-------------------------------------------------------------------------------------------------------------------------

  (1) Prior years' earnings per share and weighted average number of common shares have been restated to reflect the three-for-two stock split effected by a 50% stock dividend distributed to shareholders of record as of November 15, 1996.
  (2) Includes common shares and common share equivalents, in thousands.

                         SUPPLEMENTAL STATISTICAL DATA

                                                                                    YEAR ENDED JUNE 30,
                                                          ---------------------------------------------------------------------
                                                             1997           1996          1995            1994           1993
                                                          ----------      ---------     ---------       --------      ---------
COMPANY-OWNED STORES IN OPERATION:
   Beginning of year                                            544            452           343            276            220
   Acquired                                                      46             69            77             32             16
   Opened                                                        45             33            40             47             47
   Closed                                                       (18)           (10)           (8)           (12)            (7)
                                                          ----------      ---------     ---------       --------      ---------
   End of year                                                  617            544           452            343            276
                                                          ==========      =========     =========       ========      =========
Percentage increase in comparable store
 revenues from prior year:
  Exclusive of tax-related revenues (1)                         5.5%           4.1%          2.9%           1.3%           8.4%
  Total revenues (2)                                            6.3%           4.7%          1.6%           1.0%           7.8%

Capital expenditures (in thousands)                         $ 4,868        $ 3,435       $ 4,187         $4,367         $3,465
Cost of net assets acquired (in                             $10,766        $14,432       $14,000         $4,846         $  941
 thousands)
--------------------------------------------------------------------------------------------------------------------------------

OPERATING DATA:

Face amount of checks cashed
  (in millions)                                             $ 2,621        $ 2,144       $ 1,567         $1,309         $1,131
Face amount of money orders sold
  (in millions)                                             $ 1,812        $ 1,531       $ 1,213         $1,042         $  872

Face amount of money orders sold  as a
  percentage of the face amount of checks
   cashed                                                      69.1%          71.4%         77.4%          79.6%          77.0%
Face amount of average check                                $   291        $   285       $   284         $  286         $  282
Average fee per check                                       $  6.78        $  6.81       $  6.79         $ 6.94         $ 6.72
Number of checks cashed (in thousands)                        9,020          7,535         5,516          4,585          4,007
Number of money orders sold
  (in thousands)                                             13,608         11,835         9,334          8,266          7,233
------------------------------------------------------------------------------------------------------------------------------

COLLECTIONS DATA:

Face amount of returned checks (in
 thousands)                                                 $10,399        $ 8,661       $ 6,206         $5,196         $3,721
Collections (in thousands)                                    6,554          5,004         3,786          3,304          2,542
                                                          ----------    -----------     ---------       --------      ---------
Net write offs (in thousands)                               $ 3,845        $ 3,657       $ 2,420         $1,892         $1,179
                                                          ==========    ===========     =========       ========      =========
Collections as a percentage of
  returned checks                                              63.0%          57.8%         61.0%          63.6%          68.3%

Net write-offs as a percentage of
  revenues                                                      4.4%           5.3%          5.1%           4.7%           3.6%

Net write-offs as a percentage of
  the face amount of checks cashed                              .15%           .17%          .15%           .14%           .10%

_____________________

(1) Change in revenues computed excluding electronic tax filing and tax refund check cashing for the years compared.
(2) Calculated based on the changes in revenues of all stores open for the full years compared.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE ANALYSIS
---------------------------------------------------------------------------------------------------------------------------
                                                                     YEAR ENDED JUNE 30,
                                 ------------------------------------------------------------------------------------------
                                              ($ IN THOUSANDS)                             (PERCENTAGE OF REVENUE)
                                    1997            1996           1995           1997            1996              1995
                                 ---------     --------------  -----------    ------------    ------------      -----------
Check fees                         $54,529         $44,664        $33,008          62.4%            64.8%            69.1%
Tax check fees                       8,306           6,663          4,480           9.5              9.7              9.4
Money transfer services              5,749           4,740          1,775           6.6              6.9              3.7
Loan fees and interest               5,703           2,462            597           6.5              3.6              1.2
Money order sales                    2,757           2,413          2,089           3.2              3.5              4.4
New customer fees                    2,051           1,338            806           2.3              1.9              1.7
Bill payment services                2,197           1,320            819           2.5              1.9              1.7
Franchise revenues                   1,398             633              -           1.6              0.9                -
Other fees                           4,702           4,726          4,216           5.4              6.8              8.8
                                 ---------       ---------      ---------     ---------      -----------      -----------
Total revenue                      $87,392         $68,959        $47,790         100.0%           100.0%           100.0%
                                 =========       =========      =========     =========      ===========      ===========

Average revenue per store           $150.5          $138.5         $125.1

Fiscal 1997 Compared to Fiscal 1996. Revenues increased $18.4 million, or 27%, from $69.0 million in the year ended June 30, 1996, to $87.4 million in the year ended June 30, 1997. This revenue growth resulted from a $3.7 million, or 6.3%, increase in comparable Company-owned store revenues (421 stores) and a $14.7 million increase from stores which were opened or acquired after June 30, 1995, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 73, or 13%, from 544 stores open at June 30, 1996, to 617 stores open at June 30, 1997. The increase in total check cashing fees accounted for 62% of the total revenue increase. Check cashing fees increased $11.5 million, or 22%, from $51.3 million in fiscal 1996 to $62.8 million in fiscal 1997. This increase resulted from a 20% increase in the total number of checks cashed.

  Money transfer services revenues increased $1.0 million, or 21%, principally as a result of acquired stores and related revenue guarantees.

  Loan fees and interest increased $3.2 million, or 132%, to $5.7 million in fiscal 1997 as compared to $2.5 million in fiscal 1996. This increase relates primarily to the increase in the number of stores offering the Company's loan products to 189 stores in fiscal 1997 as compared to 141 in fiscal 1996. Bill payment services revenues increased $0.9 million, or 66%, principally as a result of new contracts with utility companies.

  During 1997, the Company sold 34 franchises, acquired 20 former franchises and opened 26 franchises. Franchise revenues consist of royalties, initial franchise fees, and buyback fees. Franchise revenues increased $0.8 million from fiscal 1996 to fiscal 1997, because fiscal 1996 includes only five months of revenue, while fiscal 1997 includes revenues for twelve months.

Fiscal 1996 Compared to Fiscal 1995. Revenues increased $21.2 million, or 44%, from $47.8 million in the year ended June 30, 1995, to $69.0 million in the year ended June 30, 1996. This revenue growth resulted from a $2.0 million, or 4.7%, increase in comparable Company-owned store revenues (326 stores) and a $19.2 million increase from stores which were opened or acquired after June 30, 1994, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 92, or 20%, from 452 stores open at June 30, 1995, to 544 stores open at June 30, 1996. The increase in total check cashing fees accounted for 65% of the total revenue increase. Check cashing fees increased $13.8 million, or 37%, from $37.5 million in fiscal 1995 to $51.3 million in fiscal 1996. This increase resulted from a 37% increase in the total number of checks cashed, an increase of $2.2 million, or 49%, in tax check fees, and an increase of 0.3% in the average fee per check.

  Money transfer services revenues increased $3.0 million, or 167%, principally as a result of acquired stores and related revenue guarantees and continued promotion activities by the money transfer services company. Food stamp distribution revenues decreased $0.9 million, or 53%, principally as a result of cancellation of contracts due to the introduction of electronic benefits transfer. Bill payment services revenues increased $0.5 million, or 61%, principally as a result of new contracts with utility companies. Franchise revenues in fiscal 1996 were franchise royalties and fees from the Check Express and Check-X-Change franchisees, which were earned after the acquisition of Check Express, Inc. on February 1, 1996.

  Loan fees and interest increased 312%, to $2.5 million in fiscal 1996 as compared to $0.6 million in fiscal 1995. This increase relates primarily to the increase in the number of stores offering the Company's loan products to 141 stores in fiscal 1996 as compared to 60 in fiscal 1995.

STORE EXPENSE ANALYSIS                                                  YEAR ENDED JUNE 30,
--------------------------------------------------------------------------------------------------------------------------
                                             ($ IN THOUSANDS)                            (PERCENTAGE OF REVENUE)
                                   1997           1996            1995           1997             1996              1995
                                -----------   -----------     -----------     -----------      -----------     -----------
Salaries and benefits               $24,844       $20,786         $15,465            28.4%            30.1%           32.4%
Occupancy                            13,728        11,284           8,677            15.7             16.4            18.2
Armored and security                  3,480         2,926           2,396             4.0              4.2             5.0
Returns and cash shorts               5,961         5,472           3,612             6.8              7.9             7.6
Loan losses                           1,183           461              60             1.4              0.7             0.1
Depreciation                          3,346         2,752           2,074             3.8              4.0             4.3
Other                                 6,834         4,871           3,300             7.8              7.1             6.9
                                -----------   -----------     -----------     -----------      -----------     -----------
Total store expense                 $59,376       $48,552         $35,584            67.9%            70.4%           74.5%
                                ===========   ===========     ===========     ===========      ===========     ===========

Average per store expense            $102.2         $97.5           $93.2

Fiscal 1997 Compared to Fiscal 1996. Store expenses increased $10.8 million, or 22%, in fiscal 1997 over fiscal 1996, primarily as a result of the increased number of stores open during the period. Average store expense increased by approximately $4,700 per store. Store expenses decreased as a percentage of revenues from 70% in fiscal 1996 to 68% in fiscal 1997, principally as a result of the increase in average revenues per store. Salaries and benefits expenses, occupancy costs, and other expense increased primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $0.5 million, or 9%, in fiscal 1997 as compared to fiscal 1996, primarily as a result of the additional stores open during the period. Returned checks, net of collections, and cash shortages decreased as a percentage of revenues from 7.9% in fiscal 1996 to 6.8% in fiscal 1997. Loan losses increased $0.7 million in fiscal 1997 over fiscal 1996 and increased slightly as a percentage of loan fees and interest revenue from 19% in fiscal 1996 to 21% in fiscal 1997.

Fiscal 1996 Compared to Fiscal 1995. Store expenses increased $12.9 million, or 36%, in fiscal 1996 over fiscal 1995, primarily as a result of the larger number of stores open during the period. Average store expense increased by approximately $4,300 per store. Store expenses decreased as a percentage of revenues from 74% in fiscal 1995 to 70% in fiscal 1996, principally as a result of the increase in average revenues per store. Salaries and benefits expenses, occupancy costs, and other expense increased primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $1.9 million, or 51%, in fiscal 1996 as compared to fiscal 1995, primarily as a result of the additional stores open during the period and an increase in stolen and forged checks. Returned checks, net of collections, and cash shortages increased as a percentage of revenues from 7.6% in fiscal 1995 to 7.9% in fiscal 1996.

OTHER EXPENSES ANALYSIS                                           YEAR ENDED JUNE 30,
---------------------------------------------------------------------------------------------------------------
                                                 ($ IN THOUSANDS)                    (PERCENTAGE OF REVENUE)
                                           1997       1996       1995               1997       1996       1995
                                          -------    -------    -------             ----      ------    -------
Region expenses                            $7,477     $5,647     $4,139              8.6 %       8.2%       8.7 %
Headquarters expenses                       6,106      4,744      3,651              7.0         6.9        7.6
Franchise expenses                          1,046        458          -              1.2         0.7          -
Other depreciation and amortization         3,024      2,152      1,219              3.5         3.1        2.6
Interest expense, net                       2,271      1,714        103              2.6         2.5        0.2
Other expenses                                213        236         28              0.2         0.3        0.1

REGION EXPENSES

Fiscal 1997 Compared to Fiscal 1996. Region expenses increased $1.8 million, or 32%, in fiscal 1997 over fiscal 1996. The increase is primarily the result of increased salaries and benefits during fiscal 1997. In addition, district supervisors now serve as full-time management, where previously a portion of their salaries was allocated to their store expense. Region expenses increased as a percentage of revenues from 8.2% for fiscal 1996 to 8.6% for fiscal 1997.

Fiscal 1996 Compared to Fiscal 1995. Region expenses increased $1.5 million, or 36%, in fiscal 1996 over fiscal 1995. The increase is primarily the result of increased salaries and benefits for the addition of 28 region personnel in fiscal 1996. These additional personnel included expansion in the Southeastern and Southwestern regions and the collections and operations support personnel. Region expenses decreased as a percentage of revenues from 8.7% for fiscal 1995 to 8.2% for fiscal 1996.

HEADQUARTERS EXPENSES

Fiscal 1997 Compared to Fiscal 1996. Headquarters expenses increased $1.4 million, or 29%, in fiscal 1997 over fiscal 1996. The increase is primarily the result of increases in headquarters personnel, related salary increases, management bonuses, and increased rent due to additional floor space for corporate headquarters. Headquarters expenses as a percentage of revenue increased slightly from 6.9% in fiscal 1996 to 7.0% in fiscal 1997.

Fiscal 1996 Compared to Fiscal 1995. Headquarters expenses increased $1.1 million, or 30%, in fiscal 1996 over fiscal 1995. The increase is primarily the result of increases in headquarters personnel, related salary increases and management bonuses. No corporate management bonuses were paid in fiscal 1995. Headquarters expenses decreased as a percentage of revenues from 7.6% in fiscal 1995 to 6.9% in fiscal 1996.

FRANCHISE EXPENSES

Franchise expenses relate to the salaries, benefits and other franchisee support costs for the sales and support personnel in the ACE Franchise Group since the acquisition of Check Express, Inc. on February 1, 1996. Franchise expenses increased $0.6 million from fiscal 1996 to fiscal 1997, because fiscal 1996 includes only five months of expenses, while fiscal 1997 includes expenses for twelve months.

OTHER DEPRECIATION AND AMORTIZATION

Fiscal 1997 Compared to Fiscal 1996. Other depreciation and amortization increased $0.9 million, or 41%, for fiscal 1997 as compared to fiscal 1996. This increase was primarily attributable to an increase in amortization of intangibles (goodwill and non-competition agreements) resulting from the 46 stores acquired during fiscal 1997 and the 69 stores acquired during the last half of fiscal 1996.

Fiscal 1996 Compared to Fiscal 1995. Other depreciation and amortization increased $0.9 million, or 77%, for fiscal 1996 as compared to fiscal 1995. This increase was primarily attributable to an increase in amortization of intangibles (goodwill and non-competition agreements) resulting from the 69 stores acquired during fiscal 1996 and the 38 stores acquired during of the fourth quarter of fiscal 1995.

INTEREST EXPENSE

Fiscal 1997 Compared to Fiscal 1996. Interest expense, net of interest income, increased $0.6 million, or 32%, in fiscal 1997 as compared to fiscal 1996. This increase was primarily attributable to increased borrowings to fund the acquisition of 46 stores during fiscal 1997.

Fiscal 1996 Compared to Fiscal 1995. Interest expense, net of interest income, increased $1.6 million, in fiscal 1996 as compared to fiscal 1995. This increase was primarily attributable to increased borrowings under the Term Advance credit facility to fund the acquisition of 69 stores during fiscal 1996.

OTHER EXPENSES

Fiscal 1997 Compared to Fiscal 1996. Other expenses remained relatively unchanged in fiscal 1997 as compared to fiscal 1996.

Fiscal 1996 Compared to Fiscal 1995. Other expenses increased $0.2 million, in fiscal 1996 as compared to fiscal 1995 as a result of increased store closing costs in fiscal 1996.

INCOME TAXES

Fiscal 1997 Compared to Fiscal 1996. A total of $3.1 million was provided for income taxes for fiscal 1997 as compared to $2.1 million in fiscal 1996. The provisions for income taxes in fiscal 1997 and fiscal 1996 were calculated based on the statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill associated with the acquisition of Check Express, Inc.

Fiscal 1996 Compared to Fiscal 1995. A total of $2.1 million was provided for income taxes for fiscal 1996 as compared to $1.1 million in fiscal 1995. The provisions for income taxes in fiscal 1996 and fiscal 1995 were calculated based on the statutory federal income tax rate of 34%, plus a provision for state income taxes and (for fiscal 1996 only) non-deductible goodwill associated with the acquisition of Check Express, Inc.

BALANCE SHEET VARIATIONS

Certain balance sheet accounts of the Company vary as a result of seasonal and day-to-day requirements resulting from maintaining cash for the cashing of checks, receipts of cash from the sale of money orders and remittances on money orders sold. For the year ended June 30, 1997, cash and cash equivalents decreased $1.1 million, compared to an increase of $7.4 million for the year ended June 30, 1996.

Accounts and notes receivable increased $2.6 million and net assets held for sale decreased $3.2 million during the year ended June 30, 1997, principally as a result of the sale of the Company's automobile loan portfolio. See "Cash Flows from Investing Activities" below.

Property and equipment and the excess of purchase price over the fair value of net assets acquired increased $4.5 million and $4.4 million, respectively, during the year ended June 30, 1997, as a result of the 46 stores acquired and the 45 stores opened during fiscal 1997, offset by related depreciation and amortization.

Other assets increased $2.0 million during the year ended June 30, 1997, principally as a result of a $1.1 million increase in the deferred income tax benefit and a $0.8 million increase in debt issuance costs.

Senior secured notes payable increased by $20.2 million during the year ended June 30, 1997. See "Cash Flows from Financing Activities" below. Term Advances from the Money Order Supplier decreased by $8.8 million for the year ended June 30, 1997. This change is comprised of advances of $11.3 million to fund new and acquired stores, less payments of $20.0 million. See "Liquidity and Capital Resources" below. Other liabilities increased by $1.4 million during the year ended June 30, 1997, principally as a result of the deferred income related to revenue guarantees from the MoneyGram Supplier, less related amortization.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

During fiscal 1997, 1996 and 1995, the Company had net cash provided by operating activities of $9.4 million, $10.4 million, and $6.6 million, respectively.

During fiscal 1997, 1996 and 1995, the Company recognized $1.5 million, $0.3 million and $0.2 million in deferred revenue, respectively. Under the MoneyGram Agreement, the Company received an initial bonus of $2 million in June 1996. The MoneyGram Agreement also provides for incentive bonuses for opening new locations at which MoneyGram services are offered as well as certain other performance incentives. The initial bonus and incentive bonuses are recognized as revenue on a straight-line basis over the five-year term of the MoneyGram Agreement. The aggregate amount of those additional bonuses and incentives earned by the Company for the fiscal year ended June 30, 1997, was $1.4 million.

Cash Flows from Investing Activities

During fiscal 1997, 1996 and 1995, the Company used $4.9 million, $3.4 million and $4.2 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Capital expenditures related to acquisitions, including related liabilities incurred, amounted to $10.8 million, $14.2 million and $12.2 million for the years ended June 30, 1997, 1996 and 1995, respectively.

The Company's total budgeted capital expenditures, excluding acquisitions, are currently anticipated to be approximately $4.9 million during its year ending June 30, 1998, in connection with the opening of 50 to 60 new stores, the relocation or remodeling of certain existing stores, and computer system upgrades. The actual amount of capital expenditures will depend in part on the number of new stores opened, the number of stores acquired and the number of existing stores that are relocated or remodeled. The Company believes that its existing resources, together with anticipated cash flow from operations and the Money Order Supplier's commitment to make Term Advances under the Money Order Agreement, will be sufficient to finance its planned expansion and operations during fiscal 1998. Although management anticipates that the Company will continue to expand, there can be no assurance that the Company's expansion plans will not be adversely affected by competition, market conditions, or changes in laws or government regulations affecting check cashing businesses.

During fiscal 1997, the Company sold its automobile loan portfolio in two transactions for a total of $4.6 million, receiving cash of $2.5 million and recording a receivable of $2.1 million. The automobile portfolio was a component of the Check Express acquisition in 1996, and has been classified as net assets held for sale in the consolidated balance sheets. No gain or loss was recorded on this transaction.

Cash Flows from Financing Activities

Senior Secured Notes Payable. On December 4, 1996, the Company completed a private placement for $20 million of 9.03% Senior Secured Notes ("Notes") issued to Principal Mutual under the Note Purchase Agreement. The principal amount of these Notes is due in five equal annual installments of $4 million each, beginning November 15, 1999. Interest payments are due semi-annually, beginning May 15, 1997. The Notes include various restrictive covenants. The Company is in compliance with these restrictive covenants. See "Business - Arrangements Regarding Secured Notes." Net proceeds from the issuance of the Notes were primarily used to pay the then outstanding $18.5 million principal plus accrued interest on the Term Advances from the Money Order Supplier.

In addition, the Company received $1 million proceeds from the exercise of stock options during fiscal 1997.

Money Order Supplier

  The Money Order Agreement provides a commitment by the Money Order Supplier to make advances to the Company, in addition to the Term Advances. Those other advances may generally be used for working capital purposes other than the payment of operating expenses and capital expenditures. The total amount of deferred money order remittances payable to the Money Order Supplier and advances made by the Money Order Supplier under the Money Order Agreement (other than Term Advances) may not exceed the Company's cash balances and cash equivalents (including checks cashed by the Company that are being processed for payment). In addition, the amount of such deferred money order remittances and such working capital advances are limited based upon the Company's volume of money order sales. The interest on working capital advances from the Money Order Supplier is based on a per annum rate of 1.5% over the prime rate. See "Business - Relationships with the Money Order Supplier and MoneyGram Supplier" and Note 4 of Notes to Consolidated Financial Statements.

  The Money Order Agreement also provides for Term Advances to the Company, which are related to the Company's expansion and acquisition of new stores. The maximum amount of Term Advances available to the Company is $18.5 million. Each Term Advance bears interest at the prime rate plus 1% and is payable in equal monthly installments utilizing a 60-month amortization until December 31, 1998, when the remaining principal is due. Term Advances may be prepaid in whole or in part and reborrowed based on availability. At June 30, 1997, approximately $10.3 million of the Term Advances commitment was available for acquisitions.

  The Money Order Agreement includes various restrictive covenants, including, among other things, financial coverage ratios, limitations on the incurrence of indebtedness, operating cash flow minimums and restrictions on permitted capital expenditures and the payment of dividends. The Company's obligations under the Money Order Agreement are collateralized by all the assets of the Company. The Money Order Agreement expires on December 31, 1998, but may be terminated early under certain circumstances. See "Business - Relationships with the Money Order Supplier and MoneyGram Supplier" and Note 4 of Notes to Consolidated Financial Statements.

OPERATING TRENDS

SEASONALITY

  The Company's business is seasonal because of the impact of cashing tax refund checks and two other tax-related services -- electronic tax filing and processing applications for refund anticipation loans. During fiscal 1995, the seasonality pattern of the Company's revenues was changed as a result of new policies by the Internal Revenue Service related to electronic tax filing and processing of tax returns. Processing and delivery of tax refund checks by the IRS were delayed an estimated eight weeks in 1995 as compared to fiscal 1994. For fiscal 1996 and 1997, the pattern of tax revenues followed a more normal sequence of processing and, consequently, ACE experienced increases in the number of tax refund checks cashed and an increase in the average tax refund check.

IMPACT OF INFLATION

  Management believes that the Company's results of operations are not dependent upon the levels of inflation.

FORWARD-LOOKING STATEMENTS

  This Report contains, and from time to time the Company or certain of its representatives may make, "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as "anticipate," "expect," "estimate," "believe," "intend," and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company's control and may not even be predictable. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to, many of the matters described in this Report: the Company's relationships with the Money Order Supplier and the supplier of MoneyGram services; governmental regulation of the check-cashing industry; theft and employee errors; the availability of suitable locations, acquisition opportunities, adequate financing, and experienced management employees to implement the Company's growth strategy; the fragmentation of the check-cashing industry and competition from various other sources, such as banks, savings and loans, and other financial services entities, as well as retail businesses that offer products and services offered by the Company; and customer demand and response to products and services offered by the Company. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Part IV, Item 14(a) 1 for information required for this item.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                                   PART III

  The information called for in Part III of this Form 10-K is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than October 28, 1997 (120 days after the Company's fiscal year).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)  The following documents are filed as part of this report:

1. Financial Statements.
   ---------------------

Report of independent public accountants..........................................................  31
Consolidated balance sheets as of June 30, 1997 and 1996..........................................  32
Consolidated statements of earnings for the years ended June 30, 1997, 1996 and 1995..............  33
Consolidated statements of shareholders' equity for the years ended June 30, 1997, 1996 and 1995..  34
Consolidated statements of cash flows for the years ended June 30, 1997, 1996 and 1995............  35
Notes to consolidated financial statements........................................................  36

2. Financial Statement Schedules.
   -----------------------------

     All schedules have been omitted as inapplicable or because the information required to be included therein is shown in the Financial Statements or Notes to Consolidated Financial Statements.

3. Exhibits.
   ---------

Exhibit Number                      Exhibits
--------------                      --------

3.1 Restated Articles of Incorporation of the Registrant, as amended. (Included as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-53286) (the "Registration Statement") and incorporated herein by reference).

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

10.2 1992 Master Agreement dated October 14, 1992 (the "Money Order Agreement") between the Company and American Express Travel Related Services Company, Inc. (the "Money Order Supplier"). (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act 1934) (Included as Exhibit 10.4 to the Registration Statement and incorporated herein by references).

10.3 Agreement Regarding Stock Pledges dated as of November 20, between the Company and the shareholders pledging shares of Common Stock to secure the performance of the Company's obligation under the Money Order Agreement. (Included as Exhibit 10.7 the Registration Statement and incorporated herein by reference.)

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

10.9 Letter Agreement between First Data Corporation and the Company dated December 6, 1993, amending the First Amendment to the Money Order Agreement. (Included as Exhibit 10.9 to the Company's Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)

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

10.12 Food Stamp Sub-Contract Agreement dated November 22, 1993, between the Company and the Agent. (Included as Exhibit 2.2 to the Company's Form 8-K filed on December 7,1993 (Commission File Number 0-20774) and incorporated herein by reference.)

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

10.16 Escrow Agreement dated June 27, 1995, among the Company, Quick Cash, Inc., Q.C. & G. Financial, Inc., David Christenholz, Gloria Guerra-Leyva, and Bank One, Arizona, NA, as escrow agent. (Included as Exhibit 2.2 to the

       Company's Form 8-K filed July 11, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

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

10.25 Sixth Amendment to Lease Agreement dated February 1, 1996, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.25 to the Company's Form 10-Q as of March 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.26 1996-A Amendment to the MoneyGram Agreement dated March 21, 1996, between the Company and the Money Order Supplier. (Included as Exhibit 10.26 to the Company's Form 10-K as of June 30, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.27 1996-B Amendment to the MoneyGram Agreement dated June 27, 1996, between the Company and the Money Order Supplier. (Included as Exhibit 10.27 to the Company's Form 10-K as of June 30, 1996 (Commission file Number 0-20774) and incorporated herein by reference.)

10.28 Note Purchase Agreement dated November 15, 1996, between the Company and Principal Mutual Life Insurance Company. (Included as Exhibit 10.28 to the Company's Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.29  Form of 9.03% Senior Secured Notes due November 15, 2003. (Included as
       Exhibit 10.29 to the Company's Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.30 Collateral Trust Agreement dated November 15, 1996, among the Company and the Money Order Supplier, Principal Mutual Life Insurance Company, and Wilmington Trust Company. (Included as Exhibit 10.30 to the Company's Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.31 Assignment of Deposit Accounts and Security Agreement dated November 15, 1996, between the Company and Wilmington Trust Company. (Included as
       Exhibit 10.31 to the Company's Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.32 Third Amendment to the Money Order Agreement dated November 15, 1996, between the Company and the Money Order Supplier. (Included as Exhibit
       10.32 to the Company's Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

27     Financial Data Schedule


(b)    Reports on Form 8-K

               None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          ACE CASH EXPRESS, INC.

                                               By:          /s/  JAY B.SHIPOWITZ
                                                  ------------------------------
                                                                Jay B. Shipowitz
                                                           Senior Vice President
                                Chief Financial Officer, Treasurer and Secretary

                                              Date:           September 25, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                     Title                          Date
---------                     -----                          ----

/s/ RAYMOND C. HEMMIG         Chairman of the Board, Director
---------------------
Raymond C. Hemmig

/s/ DONALD H. NEUSTADT        President and Chief Executive Officer
----------------------
Donald H. Neustadt            Director (Principal Executive Officer)

/s/ JAY B. SHIPOWITZ          Senior Vice President, Chief Financial Officer,
--------------------          Treasurer and Secretary (Principal Financial and
Jay B. Shipowitz              Accounting Officer)

/s/ HOWARD W. DAVIS           Director
-------------------
Howard W. Davis

/s/ MARSHALL B. PAYNE         Director
---------------------
Marshall B. Payne

/s/ EDWARD W. ROSE III        Director
----------------------
Edward W. Rose III

/s/ CHARLES DANIEL YOST       Director
-----------------------
Charles Daniel Yost

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Ace Cash Express, Inc.:

We have audited the accompanying consolidated balance sheets of Ace Cash Express, Inc. (a Texas corporation) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ace Cash Express, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP



Dallas, Texas,
August 15, 1997

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                      ASSETS

                                                                                      JUNE 30,
                                                                     ------------------------------------------
                                                                            1997                    1996
                                                                     --------------------     -----------------
                                                                                   ($ in thousands)
Cash and cash equivalents                                             $       55,494            $       56,603
Accounts and notes receivable, net of allowance of
 $956,000 and $138,000,  respectively                                          7,459                     4,891
Prepaid expenses                                                                 573                       328
Inventories                                                                    2,052                     2,084
Property and equipment, net                                                   23,920                    19,469
Covenants not to compete, net                                                  2,775                     2,372
Excess of purchase price over fair value of assets acquired, net              27,505                    23,124
Other assets                                                                   4,572                     2,616
Net assets held for sale                                                           -                     3,197
                                                                      --------------            --------------
                                                                      $      124,350            $      114,684
                                                                      ==============            ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Money order principal payable                                         $       41,281            $       35,488
Senior secured notes payable                                                  20,231                         -
Revolving advances from money order supplier                                   7,166                    21,157
Accounts payable and accrued liabilities                                      11,031                    10,168
Notes payable                                                                    637                     2,320
Term advances from money order supplier                                        8,209                    16,969
Other liabilities                                                              4,739                     3,346

Commitments and contingencies

Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000 shares authorized,
    none issued and outstanding                                                    -                         -
  Common stock, $.01 par value, 10,000,000 shares
    authorized, 6,445,741 and  6,324,306 shares issued and
    outstanding, respectively                                                     64                        63
   Additional paid-in capital                                                 19,162                    18,109
   Retained earnings                                                          11,830                     7,064
                                                                      --------------            --------------
     Total shareholders' equity                                               31,056                    25,236
                                                                      --------------            --------------
                                                                      $      124,350            $      114,684
                                                                      --------------            --------------


  The accompanying notes are an integral part of these consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS


                                                                           YEAR ENDED JUNE 30,
                                           ----------------------------------------------------------------------------------
                                                      1997                         1996                         1995
                                           ------------------------     ------------------------     ------------------------
                                                                 (in thousands, except per share amounts)
Revenues                                    $       87,392               $       68,959               $       47,790

Store expenses:
    Salaries and benefits                           24,844                       20,786                       15,465
    Occupancy                                       13,728                       11,284                        8,677
    Depreciation                                     3,346                        2,752                        2,074
    Other                                           17,458                       13,730                        9,368
                                            ---------------              ---------------              ---------------
       Total store expenses                         59,376                       48,552                       35,584
                                            ---------------              ---------------              ---------------
Store gross margin                                  28,016                       20,407                       12,206
Region expenses                                      7,477                        5,647                        4,139
Headquarters expenses                                6,106                        4,744                        3,651
Franchise expenses                                   1,046                          458                           --
Other depreciation and amortization                  3,024                        2,152                        1,219
Interest expense, net                                2,271                        1,714                          103
Other expenses                                         213                          236                           28
                                            ---------------              ---------------              ---------------
Income before income taxes                           7,879                        5,456                        3,066
Income taxes                                         3,113                        2,130                        1,076
                                            ---------------              ---------------              ---------------


Net income                                  $        4,766               $        3,326               $        1,990
                                            ===============              ===============              ===============


Earnings per share                          $          .73               $          .52               $          .32
                                            ===============              ===============              ===============

Weighted average number of common and
  common equivalent shares outstanding               6,563                        6,380                        6,236
                                            ===============              ===============              ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                ($ IN THOUSANDS)


                                             COMMON STOCK                      ADDITIONAL                               TOTAL
                              ------------------------------------------         PAID-IN             RETAINED        SHAREHOLDERS'
                                     SHARES                 AMOUNT               CAPITAL             EARNINGS           EQUITY
                              --------------------     -----------------     ----------------    ----------------   ----------------
BALANCE, JUNE 30, 1994                   6,191,949         $          62        $      17,481         $     1,748      $    19,291
Stock options exercised                     13,425                     -                   12                   -               12
Net income                                       -                     -                    -               1,990            1,990
                              --------------------     -----------------     ----------------    ----------------   ----------------
BALANCE, JUNE 30, 1995                   6,205,374                    62               17,493               3,738           21,293
Stock options exercised                    118,932                     1                  616                   -              617
Net income                                       -                     -                    -               3,326            3,326
                              --------------------     -----------------     ----------------    ----------------   ----------------
BALANCE, JUNE 30, 1996                   6,324,306                    63               18,109               7,064           25,236
Stock options exercised                    121,435                     1                1,053                   -            1,054
Net income                                       -                     -                    -               4,766            4,766
                              --------------------     -----------------     ----------------    ----------------   ----------------
BALANCE, JUNE 30, 1997                   6,445,741         $          64        $      19,162         $    11,830      $    31,056
                              ====================     =================     ================    ================   ================

  The accompanying notes are an integral part of these consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        YEAR ENDED JUNE 30,
                                                                               -------------------------------------
                                                                                  1997         1996         1995
                                                                               ----------   ----------    ---------
                                                                                          ($ in thousands)
Cash flows from operating activities:
Net income                                                                       $  4,766     $  3,326     $  1,990
   Adjustments to reconcile net income to net cash provided
      by operating  activities:
   Depreciation and amortization                                                    6,399        4,908        3,293
   Change in deferred taxes                                                          (435)        (995)         232
   Recognition of deferred revenue                                                 (1,478)        (278)        (178)
Changes in assets and liabilities:
     Accounts and notes receivable, net                                            (1,861)      (1,541)        (148)
     Prepaid expenses                                                                (245)          14          (31)
     Inventories                                                                       32         (451)        (125)
     Other assets                                                                  (1,521)      (1,262)        (346)
     Accounts payable and other liabilities                                         3,734        6,690        1,912
                                                                               ----------   ----------    ---------
          Net cash provided by operating activities                                 9,391       10,411        6,599

Cash flows from investing activities:
   Purchases of property and equipment, net                                        (4,868)      (3,435)      (4,187)
   Cost of  net assets acquired                                                   (10,766)     (14,219)     (12,239)
   Proceeds from sale of net assets held for sale                                   2,490            -            -
                                                                               ----------   ----------    ---------
         Net cash used by investing activities                                    (13,144)     (17,654)     (16,426)

Cash flows from  financing activities:
   Net proceeds from issuance of senior secured notes payable                      20,231            -            -
   Net (repayments) borrowings from money order supplier                           (8,198)       7,935       14,321
   Term advances from money order supplier                                         11,273        8,768        9,732
   Net payments on notes payable                                                   (1,683)      (1,192)      (1,525)
   Payment of term advances from money order supplier                             (20,033)      (1,531)          --
   Proceeds from stock options exercised                                            1,054          617           13
                                                                               ----------   ----------    ---------
      Net cash provided by financing activities                                     2,644       14,597       22,541
                                                                               ----------   ----------    ---------
Net (decrease) increase in cash and cash equivalents                               (1,109)       7,354       12,714
Cash and cash equivalents, beginning of year                                       56,603       49,249       36,535
                                                                               ----------   ----------    ---------
Cash and cash equivalents, end of year                                           $ 55,494     $ 56,603     $ 49,249
                                                                               ==========   ==========    =========

Supplemental disclosures of cash flows information:
Cash paid for:
   Interest                                                                      $  1,330     $  1,646     $     64
   Income taxes                                                                     4,864        1,798          572
Supplemental schedule of non-cash investing activities:
   Liabilities incurred in connection with acquired stores                       $  1,149     $    213     $  1,761

  The accompanying notes are an integral part of these consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Ace Cash Express, Inc. (the "Company") was incorporated under the laws of the state of Texas in March 1982. The Company operates in one business segment and provides retail financial services, such as check cashing, money order, wire transfer and other transactional services to customers for a fee. On June 30, 1997, the Company owned and operated 617 stores in 19 states and the District of Columbia. In addition, the Company has 73 franchised stores.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment securities purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts and notes receivable on the consolidated balance sheet includes a receivable for the Company's post-dated check product. Through this product, the Company permits a customer to receive a cash advance for a fee, secured by a post-dated personal check. This product generally has a term of two to four weeks. As of June 30, 1997 and 1996, the receivable for post dated checks was $2.8 million and $1.5 million, respectively.

Inventories

Inventories consist of unsold lottery tickets, supplies and other inventory. Lottery tickets are stated at purchase price and accounted for using the specific identification method. Supplies and other inventories are stated at cost and utilize the first-in, first-out method. No provision for obsolescence is considered necessary.

                                                                           JUNE 30,
                                                             -------------------------------------
                                                                  1997                  1996
                                                             ---------------       ---------------
                                                                       ( $ in thousands)
               Lottery tickets inventory                      $        1,799        $        1,730
               Supplies                                                    -                    65
               Other inventory                                           253                   289
                                                             ---------------       ---------------
                                                              $        2,052        $        2,084
                                                             ===============       ===============

Property and Equipment

Depreciation and amortization of property and equipment is based on the lesser of the estimated useful lives of the respective assets or lease terms, including anticipated renewals. The useful lives of property and equipment by class are as follows: store equipment, furniture and fixtures, four to 10 years; leasehold improvements, the lesser of 10 years or the term of the lease; signs, eight years; and other property and equipment, five to 10 years. Depreciation is calculated on a straight-line basis.

Intangible Assets

Pre-opening expenses, consisting of salary, training and travel costs incurred prior to store opening, are deferred and amortized over 12 months. Pre-opening costs (net of accumulated amortization) of $248,000 and $162,000 at June 30, 1997 and 1996, respectively, are included in other assets.

The excess of the purchase price over fair value of net assets acquired is being amortized on the straight-line method over 30 years. Covenants not to compete are amortized over the applicable period of the contract, generally ranging from two to five years. Company management annually evaluates the useful lives of intangible assets, their carrying values and their expected benefits in relation to the results of operations. The unamortized cost of impaired intangible assets is charged to expense when impairment occurs.

Store Expenses

The direct costs incurred in operating the stores have been classified as store expenses and are deducted from total revenues to determine contribution attributable to the stores. Store expenses include salary and benefit expense of store employees, rent and other occupancy costs, depreciation and amortization of store property and pre-opening costs, bank charges, armored and security costs, net returned checks, cash shortages and other costs incurred by the stores.

Franchise Accounting

The Company includes franchise fees in revenues. Franchise fees include initial, territory, and future optional store fees, as well as continuing franchise fees ("royalty fees") and research and development fees. The Company offers both nonexclusive and exclusive franchise arrangements.

Initial fees are recognized when the Company has provided substantially all its initial services in accordance with the franchise agreements. Generally, this occurs when the related sites have been approved or identified and the franchisee has completed the training required by the Company. Related direct costs, primarily sales commissions, are deferred until revenue is recognized. Royalty fees are recognized as revenues as they are earned under the franchise agreements. For the years ended June 30, 1997 and 1996, approximately $1,398,000 and $633,000, respectively, of franchise revenue was recognized.

Cash payments received under franchise agreements prior to the completion of the earnings process are deferred until all initial services are performed.

Income Taxes

The Company has implemented the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes an asset and liability approach, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

In accordance with the provisions of SFAS No. 109, a valuation allowance should be recognized, if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recorded no valuation allowance as of June 30, 1997 or 1996.

Earnings Per Share

Earnings per share have been computed based on the weighted average number of common and common equivalent shares outstanding for the respective periods. Employee stock options and other common stock equivalents have been included as common stock equivalents unless anti-dilutive.

Returned Checks

The Company charges operations for potential losses on returned checks in the period such checks are returned, since ultimate collection of these items is uncertain. Recoveries on returned checks are credited in the period when the recovery is received.

Software Development Costs

All internal costs of computer software development related to the Company's point-of-sale system are expensed as incurred.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.


2. PROPERTY AND EQUIPMENT

                                                                                  JUNE 30,
                                                                  --------------------------------------
                                                                         1997                  1996
                                                                  ----------------      ----------------
                                                                              ($ in thousands)
          Property and equipment, at cost:
            Store equipment, furniture and fixtures                 $       20,674        $       15,385
            Leasehold improvements                                          14,263                12,113
            Signs                                                            4,242                 3,497
            Other                                                              911                   799
                                                                  ----------------      ----------------
                                                                            40,090                31,794
               Less -- accumulated depreciation and amortization           (16,170)              (12,325)
                                                                  ----------------      ----------------
                                                                    $       23,920        $       19,469
                                                                  ================      ================

3.   ACQUISITIONS AND DISPOSITIONS

     During the year ended June 30, 1997, the Company acquired the assets of 46 stores in 20 separate purchases from third parties for approximately $10.8 million. During the year ended June 30, 1996, the Company acquired the assets of 70 stores, including all the outstanding common stock of Check Express, Inc., in twelve separate purchases from third parties for approximately $14.2 million. During the year ended June 30, 1995, the Company acquired the assets of 77 stores in eleven separate transactions from third parties for approximately $12.2 million. The unaudited pro forma results of operations of the combined entities as if all acquisitions had occurred at the beginning of each fiscal year is presented as follows (in thousands, except for per-share data):

                                                                                    JUNE 30,
                                                                  -------------------------------------------
                                                                          1997                    1996
                                                                  -------------------     -------------------
          Revenues                                                     $       89,967         $        73,206
          Net income                                                            5,046                   3,581
          Earnings per share:
            Net income                                                 $          .77         $           .56
            Weighted average shares outstanding                                 6,563                   6,380

As a condition of each purchase, the sellers agreed not to compete with the Company for specified periods ranging from two to five years. All acquisitions have been accounted for using the purchase method of accounting. Covenants not to compete were valued at contractually agreed upon amounts which management believes correspond to fair value.

                                                                                   JUNE 30,
                                                                  ----------------------------------------
                                                                          1997                   1996
                                                                  -----------------      -----------------
                                                                              ($ IN THOUSANDS)
          Covenants not to compete, at cost                         $         5,095         $        3,812
          Less -- accumulated amortization                                   (2,320)                (1,440)
                                                                  -----------------      -----------------
                                                                    $         2,775         $        2,372
                                                                  =================      =================

The excess purchase price over fair value of net assets acquired is as follows:

                                                                                  JUNE 30,
                                                                  --------------------------------------
                                                                         1997                  1996
                                                                  ----------------      ----------------
                                                                              ($ IN THOUSANDS)
          Excess of purchase price over fair value of net assets    $       29,570        $       24,566
          Less -- accumulated amortization                                  (2,065)               (1,442)
                                                                  ----------------      ----------------
                                                                    $       27,505        $       23,124
                                                                  ================      ================

As of March 31, 1997, the Company sold a portion of its automobile loan portfolio for $3.3 million, receiving cash of $2.5 million and recording a receivable of $0.8 million. As collection of the receivable is based on the terms of a buy back agreement with the buyer, a reserve of $0.5 million was established for certain estimated uncollectible accounts. The automobile loan portfolio was a component of the Check Express acquisition in 1996, and has been classified as net assets held for sale in the consolidated balance sheets.
Since it has been the Company's intent to divest itself of this business segment, the loss from this sale of approximately $0.5 million has been treated as an adjustment of the original purchase price allocation and an increase to goodwill and therefore, has no impact on the accompanying statement of operations. During the fourth quarter of fiscal 1997, the remaining portion of the automobile loan portfolio was sold in exchange for a receivable of $1.3 million. No gain or loss was recorded on this transaction.

4. FINANCING ARRANGEMENTS AND GUARANTEES

Senior Secured Notes Payable

On December 4, 1996, the Company completed a private placement for $20 million of 9.03% Senior Secured Notes ("Notes") issued to Principal Mutual Life Insurance Company under the Note Purchase Agreement. The principal amount of the Notes is due in five equal annual installments of $4 million each, beginning November 15, 1999. Interest payments are due semiannually, beginning May 15, 1997. The Notes include various restrictive covenants, similar to those included in the Money Order Agreement. The Company is in compliance with these restrictive covenants. Net proceeds from the issuance of the Notes were primarily used to pay the then outstanding $18.5 million principal plus accrued interest on the Term Advances from the Money Order Supplier.

The Notes are secured by a security interest in substantially all the assets of the Company. The Company also entered into a Collateral Trust Agreement with Wilmington Trust Company, as trustee, and the Company's two secured lenders, Principal Mutual Life Insurance Company and the Money Order Supplier. Under the terms of the Collateral Trust Agreement, the Money Order Supplier has priority with respect to deferred money order remittances, and all secured lenders otherwise share in the collateral on a pro rata basis, in the event of foreclosure or liquidation of the collateral. The Company also executed an Assignment of Deposit Accounts and Security Agreement with Wilmington Trust Company, to grant the trustee a security interest in the same collateral that had previously secured the Company's obligations solely to the Money Order Supplier.

Money Order Supplier

Most of the Company's funds for the operation of its check cashing business, ACE's primary business, are derived from IPS, Inc. (the "Money Order Supplier") under the terms of the Company's 1992 Master Agreement as amended (the "Money Order Agreement"). The Money Order Agreement provides for the payment of certain fees to the Money Order Supplier in connection with the sales of money orders by the Company and requires the Company to remit proceeds from money order sales to the Money Order Supplier in accordance with a deferred remittance schedule. In addition, the Money Order Agreement provides a commitment by the Money Order Supplier to make advances, including working capital advances ("Revolver Advance") and long-term revolving advances ("Term Advances") to the Company. Term Advances are intended to fund a portion of the Company's financial needs for expansion and acquisition of new stores.

The Money Order Agreement provides for scheduled remittances of proceeds from the sale of money orders. The Money Order Agreement requires the Company to use money order proceeds in accordance with applicable law. The Company uses the money order proceeds for making change in the ordinary course of its business, including when cashing checks and may use Revolver Advances under the Money Order Agreement for working capital purposes other than the payment of operating expenses and capital expenditures.

The total amount of deferred money order remittances payable to the Money Order Supplier and Revolver Advances made by the Money Order Supplier under the Money Order Agreement may not exceed the Company's cash balances and cash equivalents (including checks cashed by the Company that are being processed for payment). In addition, the amount of such deferred money order remittances and Revolver Advances is limited based upon the Company's volume of money order sales. The interest on Revolver Advances from the Money Order Supplier is based on a per annum rate of 1.5% over the prime rate. All the assets of the Company collateralize the Company's obligations under the Money Order Agreement.

The Money Order Agreement includes various restrictive covenants, including, among other things, financial coverage ratios and limitations on the Company's incurrence of indebtedness, required operating cash flow levels and permitted capital expenditures. The Money Order Agreement also restricts encumbrance of the collateral provided to the Money Order Supplier, repurchases of its capital stock, effecting fundamental changes to its governing corporate documents and making investments in other persons or entities. Under the Money Order Agreement, the Company's ability to pay dividends is limited to the greater of
(i) 20% of the earnings of the

Company for the immediately preceding fiscal year and (ii) after December 1, 1994, 10% of the cumulative earnings of the Company after September 30, 1992, up to $1.0 million annually; provided that the payment of any dividends does not cause a default under any other covenant in the Money Order Agreement.

The Money Order Agreement also provides for Term Advances to the Company, which are related to the Company's expansion and acquisition of new stores. The maximum amount of Term Advances available to the Company is $18.5 million. Each Term Advance bears interest at the prime rate plus 1% and is payable in equal monthly installments utilizing a 60-month amortization until December 31, 1998, when the remaining principal is due. Term Advances may be prepaid in whole or in part and reborrowed based on availability. At June 30, 1997, approximately $10.3 million of the Term Advances commitment is available for acquisitions.

In addition, the Company and the Money Order Supplier entered into the Third Amendment to the Money Order Agreement, under which the Money Order Supplier agreed to continue to make the Term Advance facility available to the company on substantially the same terms existing prior to the issuance of these notes. After repayment of the $18.5 million outstanding Term Advances, the Company obtained Term Advances from the Money Order Supplier of approximately $8.2 million as of June 30, 1997, which were used to fund fiscal 1997 acquisitions. Principal payments of $316,000 are due monthly through December 31, 1998, when the remaining principal of approximately $2,521,000 is due. Interest at 1% over the prime interest rate (totaling 9.5% at August 15, 1997) is due monthly.

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

Notes Payable

                                                                                   JUNE 30,
                                                                  ----------------------------------------
                                                                          1997                  1996
                                                                  ------------------     -----------------
                                                                               ($ IN THOUSANDS)
          Notes payable for acquired stores at interest rate of
           prime plus 1%, currently 9.5%, due in fiscal 1998         $           637       $           203
          Notes payable to banks, paid in fiscal 1997                              -                 1,228
          Subordinated notes payable:
              Promissory notes payable, subordinate to all senior
                indebtedness at interest rates ranging from 6% to
                14%, due in  monthly principal and interest
                installments through fiscal 1999, paid in fiscal
                1997                                                               -                   779
          Other                                                                    -                   110
                                                                  ------------------     -----------------
                                                                     $           637       $         2,320
                                                                  ==================     =================

The Company believes the fair value of the senior secured notes payable and other notes payable do not materially differ from their carrying value.

Debt Maturity Schedule

Scheduled maturities of debt for the years following June 30, 1997, including the senior secured notes payable, term advances from the Money Order Supplier, and notes payable, are as follows (in thousands of dollars):

Year ending June 30:
          1998....................................... $ 2,632
          1999.......................................   6,445
          2000.......................................   4,000
          2001.......................................   4,000
          2002 and thereafter........................  12,000
                                                       ------
                                                      $29,077
                                                       ======

MoneyGram Guarantees and Incentive Bonuses

On December 11, 1996, First Data Corporation ("FDC") divested itself of MoneyGram Corporation. However, the Company continues to operate under the 1996 MoneyGram Master Agreement which provides for a revenue guarantee on acquired stores for the conversion of wire transfer services to MoneyGram from another supplier. The amount of the guarantee is equivalent to the annual aggregate wire transfer revenue for the acquired stores derived from another supplier.
The guarantee period expires on December 31, 2000, unless the Master Agreement is extended. The amount of guarantee revenue recognized for the fiscal years ended June 30, 1997 and 1996, was $924,000 and $464,000, respectively.

Since its execution, the 1996 MoneyGram Master Agreement has been amended (as so amended, the "MoneyGram Agreement") in certain respects. The term of the MoneyGram Agreement has been extended for two additional years, to December 31, 2000. Under terms of the agreement, MoneyGram paid the company an initial bonus of $2 million. The agreement also provides for future incentives for opening new MoneyGram service locations. The bonuses have been deferred and included in other liabilities in the Company's consolidated balance sheet and are amortized to revenues on a straight-line basis over a five-year term. During the year ended June 30, 1997, $1.4 million of amortization was recorded and included in money transfer services revenues. The deferred revenue balance at June 30, 1997, was $3.7 million for MoneyGram bonuses and incentives.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                                  JUNE 30,
                                                                  ---------------------------------------
                                                                         1997                  1996
                                                                  -----------------     -----------------
                                                                              ($ IN THOUSANDS)
          Accounts payable -- trade                                  $        3,290        $        3,578
          Accrued salaries                                                    3,192                 2,248
          Money transfer payable                                              1,319                 1,194
          Accrued bank charges                                                  330                   522
          Income taxes payable                                                  759                 1,276
          Other                                                               2,141                 1,350
                                                                  -----------------     -----------------
                                                                     $       11,031        $       10,168
                                                                  =================     =================

6.  OTHER LIABILITIES

                                                                        JUNE 30,
                                                        ---------------------------------------
                                                               1997                  1996
                                                        -----------------     -----------------
                                                                    ($ IN THOUSANDS)
          Deferred revenue                                         $3,913                $3,033
          Unearned franchise fees                                     643                   243
          Other                                                       183                    70
                                                        -----------------     -----------------
                                                                   $4,739                $3,346
                                                        =================     =================

7.  SHAREHOLDERS' EQUITY

The Company sponsors a Stock Option Plan (as amended, the "Plan") for eligible employees. There are 791,783 shares of Common Stock reserved for grants of options under the Plan. Options are granted at the sole discretion of the Stock Option Committee of the Board of Directors to selected employees of the Company. Outstanding options are generally exercisable annually in installments over a three-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire five years after date of grant.

On October 29, 1996, the Board of Directors of the Company authorized a stock dividend in the form of a three-for-two stock split. The split was effected by distributing one additional share of common stock of the Company for every two shares of common stock outstanding. Cash was paid in lieu of fractional shares. All share and per share amounts in the financial statements have been restated to reflect the stock split.

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires entities to measure compensation cost related to awards of stock-based compensation using either the fair value method or the intrinsic value method. Under the fair value method, compensation expense is measured at the grant date based on the fair value of the award. Under the intrinsic value method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Entities electing to measure compensation costs using the intrinsic value must make pro forma disclosures for fiscal years beginning after January 1, 1996, of net income and earnings per share as if the fair value method had been applied. The Company has elected to account for stock-based compensation programs using the intrinsic value method consistent with its existing accounting policies. Therefore, the standard has no effect on the consolidated financial statements.

The Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, stock options do not represent compensation expense in the determination of net income in the Consolidated Statements of Earnings. Had stock option compensation expense been determined consistent with the fair value method of measuring compensation expense under SFAS No. 123, the pro forma effect for fiscal 1997 and 1996 would have been a reduction in the Company's net income of approximately $683,000 and $762,000, respectively, and a reduction in the earnings per share of approximately $.10 and $.12, respectively.

In determining the pro forma stock compensation expense, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and 1996, respectively: expected volatility of 43%; risk-free interest rate of 5.25%; expected lives of 2.5 years; and no expected dividends.

Stock options outstanding at June 30, 1997, had a range in exercise prices of $5.00 to $12.50 and an average remaining contractual life of 3.2 years. The fair value of options granted during the years ended June 30, 1997 and 1996, calculated using the Black-Scholes option-pricing model, was approximately $4.83 per share and $7.10 per share, respectively.

The following table summarizes stock option activity under the Plan:

                                                                                              Available for        Weighted
                                                                                              -------------        --------
                                                          Reserved            Granted             Grant         Average Price
                                                          --------            -------             -----         -------------
Shares at June 30, 1994                                        445,575            425,934             19,641           $ 6.06
Increase in shares reserved for options                        300,000                  -            300,000                -
Exercised                                                      (13,425)           (13,425)                 -             1.19
Canceled                                                             -            (35,700)            35,700             7.67
Granted                                                              -            126,075           (126,075)            5.36
                                                    --------------------------------------------------------

Shares at June 30, 1995                                        732,150            502,884            229,266             5.90
Exercised                                                     (118,932)          (118,932)                 -             4.47
Canceled                                                             -            (88,337)            88,337             6.01
Granted                                                              -            170,175           (170,175)            6.05
                                                    --------------------------------------------------------

Shares at June 30, 1996                                        613,218            465,790            147,428             6.20
Increase in shares reserved for options                        300,000                  -            300,000                -
Exercised                                                     (121,435)          (121,435)                 -             6.95
Canceled                                                             -            (67,048)            67,048             5.44
Granted                                                              -            233,535           (233,535)           10.42
                                                    --------------------------------------------------------
Shares at June 30, 1997                                        791,783            510,842            280,941           $ 8.05
                                                    ========================================================

At June 30, 1997, the outstanding options as to 510,842 shares have exercise prices ranging from $5.00 to $12.50 (fair market value on dates of grant). Options as to 196,786 shares are exercisable at a weighted average exercise price of $ 6.26 per share.

In March 1995, the Board of Directors approved the adoption of a nonqualified non-employee director stock option plan. The purpose of this plan is to permit the Company to grant options to the Company's outside directors as part of their compensation. The plan has 90,000 shares reserved for issuance. Options as to 51,000 shares have been granted under the plan at a weighted average exercise price of $7.93 a share. None were exercised or canceled. A total of 13,500 shares are exercisable at June 30, 1997.

8.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                                              YEAR ENDED JUNE 30,
                                             -----------------------------------------------------------------------------------
                                                        1997                          1996                         1995
                                             ------------------------      -----------------------      ------------------------
                                                                               ($ in thousands)
          Current:
          Federal income tax                                   $2,922                       $2,638                        $  669
          State income tax                                        626                          488                           175
                                             ------------------------      -----------------------      ------------------------
                                                                3,548                        3,126                           844
          Deferred                                               (435)                        (996)                          232
                                             ------------------------      -----------------------      ------------------------
                                                               $3,113                       $2,130                        $1,076
                                             ========================      =======================      ========================


The net deferred tax asset consists of the following:

                                                                      JUNE 30,
                                             -------------------------------------------------------
                                                        1997                           1996
                                             ------------------------      -------------------------
                                                                 ($ in thousands)
          Gross assets                                         $2,866                         $1,577
          Gross liabilities                                      (912)                          (723)
                                             ------------------------      -------------------------
          Net deferred tax asset                               $1,954                         $  854
                                             ========================      =========================

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                      JUNE 30,
                                             --------------------------------------------------------
                                                        1997                           1996
                                             ------------------------      --------------------------
                                                                  ($ in thousands)
          Accrued liabilities and other                        $  719                          $  327
          Deferred revenue                                      1,526                           1,182
          Depreciation and amortization                          (291)                           (655)
                                             ------------------------      --------------------------
                                                               $1,954                          $  854
                                             ========================      ==========================

The provisions for taxes on income as reported differ from the tax provision computed by applying the statutory federal income tax rate of 34% as follows:

                                                                         YEAR ENDED JUNE 30,
                                           -----------------------------------------------------------------------------
                                                     1997                        1996                       1995
                                           ----------------------      ----------------------     ----------------------
                                                                          ($ in thousands)
    Federal income tax provision on income at
      statutory rate of 34%                                $2,679                      $1,855                     $1,042
    State taxes, net of federal benefit                       413                         239                        127
    Targeted jobs tax credit, net                               -                           -                        (33)
    Amortization of excess purchase price over
      fair value of assets acquired                            81                          31                         16
    Tax-exempt interest                                         -                           -                        (10)
    Reduction in prior years' taxes                             -                           -                        (56)
    Other-net                                                 (60)                          5                        (10)
                                           ----------------------      ----------------------     ----------------------
    Income tax provision                                   $3,113                      $2,130                     $1,076
                                           ======================      ======================     ======================

9. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under non-cancelable operating leases. Most of the Company's facility leases contain options that allow the Company to renew leases for periods that generally range from three to nine years. At June 30, 1997, future minimum rental payments under existing leases were as follows (in thousands of dollars):

Year ending June 30:
          1998............................................  $10,448
          1999............................................    8,127
          2000............................................    4,238
          2001............................................    1,148
          2002............................................      514
                                                            -------
                                                            $24,475
                                                            =======

Rent expense was approximately $9,608,000, $7,773,000, and $5,929,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

The Company is involved in various legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will result in any material impact on the Company's financial condition and results of operations.

10. EARNINGS PER SHARE

The FASB has issued SFAS No. 128, "Earnings per Share," which will require the Company to change its method of calculating earnings per share ("EPS"). SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS, which has not changed significantly from the current calculation of fully diluted EPS, includes the options, warrants and other potentially dilutive securities that are excluded from basic EPS. In accordance with the provisions of SFAS No. 128, the Company will adopt this new standard beginning in 1998. Had the Company adopted the new standard in fiscal 1997, which is prohibited by the provisions of SFAS No. 128, diluted EPS would not be significantly different from primary or fully diluted EPS, and basic EPS would be as follows:

                                                    BASIC EPS                                      DILUTED EPS
                                     ---------------------------------------------   ---------------------------------------------
                                                YEAR ENDED JUNE 30,                             YEAR ENDED JUNE 30,
                                     ---------------------------------------------   ---------------------------------------------
                                          1997            1996            1995            1997            1996            1995
                                     -------------   -------------   -------------   -------------   -------------   -------------
Earnings per share:                                              (in thousands, except per share data)
       Net income                           $4,766          $3,326          $1,990          $4,766          $3,326          $1,990

     Earnings per share                     $  .75          $  .53          $  .32          $  .73          $  .52          $  .32
                                     =============   =============   =============   =============   =============   =============

     Weighted average number of
      common shares outstanding              6,378           6,238           6,198           6,563           6,380           6,236
                                     =============   =============   =============   =============   =============   =============

11. EMPLOYEE BENEFITS PLANS

Effective July 1, 1994, the Company established a 401(k) savings plan on behalf of its employees. Employees may contribute up to 20% of their annual compensation to the plan, subject to statutory maximums. The Company also established a nonqualified deferred compensation plan where eligible participants may elect to defer a portion of their compensation until retirement. The Board of Directors has authorized no matching of employee contributions by the Company.

12. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the fiscal years ended June 30, 1997, 1996 and 1995, are as follows:

                                                          THREE MONTHS ENDED                                      YEAR ENDED
                            ----------------------------------------------------------------------------
                                SEPT 30            DEC 31               MAR 31               JUNE 30               JUNE 30
                            -------------     ---------------     ----------------     -----------------     ------------------
                                                         ( $ in thousands, except per share amounts)
1997:
Revenues                          $19,022             $20,097              $26,218               $22,055                $87,392
Net income                            344                 519                2,569                 1,334                  4,766
Earnings per share                    .05                 .08                  .39                   .20                    .73

1996:
Revenues                          $14,067             $14,591              $20,544               $19,757                $68,959
Net income                            168                 204                1,927                 1,027                  3,326
Earnings per share                    .03                 .03                  .30                   .16                    .52

1995:
Revenues                          $10,155             $10,752              $13,124               $13,759                $47,790
Net income                             84                 158                  865                   883                  1,990
Earnings per share                    .01                 .03                  .14                   .14                    .32

The Company's business is seasonal because of the impact of cashing tax refund checks and two other tax- related services -- electronic tax filings and processing applications for refund anticipation loans.