Form 10-Q
period 1997-09-30
ACE CASH EXPRESS INC/TX
filed 1997-10-30
CIK 849116

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ___TO___

                        COMMISSION FILE NUMBER 0-20774

                            ACE CASH EXPRESS, INC.
            (Exact name of registrant as specified in its charter)


             TEXAS                                      75-2142963
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


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

Yes    X      No _____
    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding as of October 28, 1997
             -----                 ----------------------------------

             Common Stock                6,490,701  shares

                             ACE CASH EXPRESS, INC.


PART I.     FINANCIAL INFORMATION                                           PAGE NO.
Item 1.     Interim Consolidated Financial Statements:

            Consolidated Balance Sheets as of
            September 30, 1997, and June 30, 1997                                 3

            Interim Unaudited Consolidated Statements of Earnings for the
            Three Months Ended September 30, 1997 and 1996                        4

            Interim Unaudited Consolidated Statements of Cash Flows
            for the Three Months Ended September 30, 1997 and 1996                5

            Notes to Interim Consolidated Financial Statements                    6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                             8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk           12

PART II.    OTHER  INFORMATION

Item 1.     Legal Proceedings                                                    12

Item 2.     Changes in Securities                                                12

Item 3.     Defaults Upon Senior Securities                                      12

Item 4.     Submission of Matters to a Vote of Security Holders                  12

Item 5.     Other Information                                                    12

Item 6.     Exhibits and Reports on Form 8-K                                     12

                         PART I. FINANCIAL INFORMATION

ITEM 1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (in thousands, except share and per share data)

                                                                      September 30,       June 30,
                                                                      ------------------------------
                                                                          1997              1997
                                                                      ------------      ------------
                                                                       (unaudited)
ASSETS

Cash and cash equivalents                                             $     52,870      $     55,494
Accounts and notes receivable, net                                           7,147             7,459
Prepaid expenses                                                               660               573
Inventories                                                                  1,813             2,052
Property and equipment, net                                                 24,756            23,920
Covenants not to compete, net                                                2,724             2,775
Excess of purchase price over fair value of assets acquired, net            28,996            28,469
Other assets                                                                 3,626             3,608
                                                                      ------------      ------------
                                                                      $    122,592      $    124,350
                                                                      ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Money order principal payable                                         $     46,858      $     41,281
Senior secured notes payable                                                20,692            20,231
Revolving advances from money order supplier                                 1,831             7,166
Accounts payable and accrued liabilities                                     9,124            11,031
Notes payable                                                                  357               637
Term advances from money order supplier                                      7,763             8,209
Other liabilities                                                            4,301             4,739

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none
  issued and outstanding                                                         -                 -
Common stock, $.01 par value, 10,000,000 shares authorized,
  6,487,351 and 6,445,741 shares issued and outstanding,
  respectively                                                                  65                64
Additional paid-in capital                                                  19,161            19,162
Retained earnings                                                           12,440            11,830
                                                                      ------------      ------------
  Total shareholders' equity                                                31,666            31,056
                                                                      ------------      ------------
                                                                      $    122,592      $    124,350
                                                                      ============      ============

          See notes to the interim consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                  ---------------------------------
                                                       1997               1996
                                                  -------------       -------------
                                                (in thousands, except per share data)
Revenues                                          $      21,694       $      19,021

Store expenses:
  Salaries and benefits                                   6,167               5,755
  Occupancy                                               3,721               3,287
  Depreciation                                              961                 772
  Other                                                   4,698               4,192
                                                  -------------       -------------
Total store expenses                                     15,547              14,006
                                                  -------------       -------------
Store gross margin                                        6,147               5,015
Region expenses                                           2,041               1,764
Headquarters expenses                                     1,495               1,227
Franchise expenses                                          212                 238
Other depreciation and amortization                         862                 656
Interest expense, net                                       497                 548
Other expenses                                               31                  16
                                                  -------------       -------------
Income before income taxes                                1,009                 566
Income taxes                                                399                 221
                                                  -------------       -------------
Net income                                        $         610       $         345
                                                  =============       =============
Earnings per share                                $         .09       $         .05
                                                  =============       =============
Weighted average number of common and common
  equivalent shares outstanding                           6,771               6,490
                                                  =============       =============

          See notes to the interim consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
            INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                        ---------------------------------
                                                                             1997               1996
                                                                        -------------       -------------
                                                                                   (in thousands)
Cash flows from operating activities:
Net income                                                              $         610       $         345
   Adjustments to reconcile net income to net cash provided
     by operating  activities:
   Depreciation and amortization                                                1,823               1,065
   Recognition of deferred revenue                                               (305)               (350)
Changes in assets and liabilities:
   Accounts and notes receivable, net                                             312                 740
   Prepaid expenses                                                               (87)                (67)
   Inventories                                                                    239                 419
   Other assets                                                                   (18)                (71)
   Accounts payable and other liabilities                                      (1,578)               (952)
                                                                        -------------       -------------
       Net cash provided by operating activities                                  996               1,129

Cash flows from investing activities:
   Purchases of property and equipment, net
   Cost of  net assets acquired
                                                                               (1,820)             (1,063)
       Net cash used by investing activities                                   (1,316)             (3,755)
                                                                        -------------       -------------
                                                                               (3,136)             (4,818)
Cash flows from financing activities:
   Net borrowings from money order supplier
   Term advances from money order supplier                                        242               4,695
   Payments of term advances from money order supplier                             --               2,478
   Net (decrease) increase in notes payable                                      (446)              1,531
   Proceeds from stock options exercised                                         (280)                326
      Net cash (used) provided by financing activities                             --                  32
                                                                        -------------       -------------
Net (decrease) increase in cash and cash equivalents                             (484)              9,062
                                                                        -------------       -------------
Cash  and cash equivalents, beginning of period                                (2,624)              5,373
Cash and cash equivalents, end of period                                       55,494              56,603
                                                                        -------------       -------------
                                                                        $      52,870       $      61,976
                                                                        =============       =============
Supplemental disclosures of cash flows information:
Cash paid for:
  Interest                                                              $         202       $         485
  Income taxes                                                                     58               1,574

          See notes to the interim consolidated financial statements.

                            ACE CASH EXPRESS, INC.
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying condensed unaudited interim consolidated financial statements of Ace Cash Express, Inc. (the "Company" or "ACE") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. Although management believes that the disclosure is adequate to prevent the information from being misleading, the interim consolidated financial statements should be read in conjunction with the Company's audited financial statements in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Company management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

     Certain prior period accounts have been reclassified to conform to the current year's presentation.

                         SUPPLEMENTAL STATISTICAL DATA

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,                 YEAR ENDED JUNE 30,
                                                            ------------------        ---------------------------------
                                                             1997        1996           1997        1996         1995
                                                            ------      ------        -------      -------      -------
COMPANY OPERATING AND STATISTICAL DATA:

Company-owned stores in operation:
   Beginning of period                                         617         544            544          452          343
   Acquired                                                      7          23             46           69           77
   Opened                                                        5          11             45           33           40
   Closed                                                       (6)         (2)           (18)         (10)          (8)
                                                            ------      ------        -------      -------      -------

   End of period                                               623         576            617          544          452
                                                            ======      ======        =======      =======      =======

Percentage increase in comparable store
revenues from prior period (1)                                 6.1%        5.9%           6.3%         4.7%         1.6%

Capital expenditures (in thousands)                         $1,820      $1,063        $ 4,868      $ 3,435      $ 4,187
Cost of net assets acquired (in thousands)                  $1,316      $3,755        $10,766      $14,432      $14,000

------------------------------------------------------------------------------------------------------------------------

OPERATING DATA:

Face amount of checks cashed (in millions)                  $  651      $  574        $ 2,621      $ 2,144      $ 1,567
Face amount of money orders sold (in millions)              $  453      $  435        $ 1,812      $ 1,531      $ 1,213
Face amount of money orders sold  as a
  percentage of the face amount of checks cashed              69.6%       75.8%          69.1%        71.4%        77.4%
Face amount of average check                                $  286      $  271        $   291      $   285      $   284
Average fee per check                                       $ 6.60      $ 6.32        $  6.78      $  6.81      $  6.79
Number of checks cashed (in thousands)                       2,274       2,114          9,020        7,535        5,516
Number of money orders sold (in thousands)                   3,388       3,253         13,608       11,835        9,334

------------------------------------------------------------------------------------------------------------------------

COLLECTIONS DATA:

Face amount of returned checks (in thousands)               $2,618      $2,705        $10,399      $ 8,661      $ 6,206
Collections (in thousands)                                   1,519       1,571          6,554        5,004        3,786
                                                            ------      ------        -------      -------      -------
Net write-offs (in thousands)                               $1,099      $1,134        $ 3,845      $ 3,657      $ 2,420
                                                            ======      ======        =======      =======      =======

Collections as a percentage of returned checks                58.0%       58.1%          63.0%        57.8%        61.0%
Net write-offs as a percentage of revenues                     5.1%        6.0%           4.4%         5.3%         5.1%
Net write-offs as a percentage of
  the face amount of checks cashed                             .17%        .20%           .15%         .17%         .15%

(1) Calculated based on the changes in revenues of all stores open for both of the full year and three month periods compared.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

          REVENUE ANALYSIS
          ---------------------------------------------------------------------------
                                               THREE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------------------
                                           1997         1996        1997       1996
                                         --------    ---------   ---------   --------
                                          ($ IN THOUSANDS)      (PERCENTAGE OF REVENUE)
          Check fees                     $ 14,809    $  13,135      68.3%      69.1%
          Tax check fees                      210          227       1.0        1.2
          Money transfer services           1,435        1,421       6.6        7.5
          Loan fees and interest            1,970        1,188       9.1        6.2
          Money order sales                   692          659       3.2        3.5
          New customer fees                   541          435       2.5        2.3
          Bill payment services               693          471       3.2        2.4
          Franchise revenues                  488          362       2.2        1.9
          Other fees                          856        1,123       3.9        5.9
                                         --------    ---------     -----      -----
          Total revenue                  $ 21,694    $  19,021     100.0%     100.0%
                                         ========    =========     =====      =====

          Average revenue per store      $   35.0    $    34.0

Total revenues increased $2.7 million, or 14%, to $21.7 million in the first quarter of fiscal 1998 from the $19.0 million in the first quarter of the last fiscal year. This revenue growth resulted, in part, from a $1.1 million, or 6.4%, increase in comparable store revenues (519 stores). The balance of the increase came from stores which were opened or acquired after June 30, 1996, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 47, or 8%, from 576 stores open at September 30, 1996, to 623 stores open at September 30, 1997. The increase in total check cashing fees accounted for 62% of the total revenue increase. Check cashing fees increased $1.7 million, or 12%, from the $13.4 million in the first quarter of the last fiscal year to $15.0 million in the first quarter of fiscal 1998. This increase resulted from an 8% increase in the total number of checks cashed, plus a 5% increase in the face amount of the average check.

Loan fees and interest increased $0.8 million, or 66%, as a result of an increase in the number of stores offering the Company's loan products to 229 stores at September 30, 1997, as compared to 181 at September 30, 1996. Bill payment services increased $0.2 million, or 47%, as a result of offering additional new products, including prepaid local telephone service in certain markets. Other fees decreased $0.3 million, or 24%, as a result of decreases in food stamp distribution revenue and other miscellaneous product revenue.

          STORE EXPENSE ANALYSIS
          ---------------------------------------------------------------------------
                                               THREE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------------------
                                           1997         1996        1997       1996
                                         --------    ---------   ---------   --------
                                          ($ IN THOUSANDS)      (PERCENTAGE OF REVENUE)
          Salaries and benefits          $  6,167    $   5,755      28.4%      30.3%
          Occupancy                         3,721        3,287      17.2       17.3
          Armored and security                957          774       4.4        4.1
          Returns and cash shorts           1,596        1,642       7.3        8.6
          Loan losses                         407          297       1.9        1.5
          Depreciation                        961          772       4.4        4.0
          Other                             1,738        1,479       8.0        7.8
                                         --------    ---------      -----      -----
          Total store expense            $ 15,547    $  14,006      71.6%      73.6%
                                         ========    =========      =====      =====

          Average per store expense      $   25.1    $    25.0

Total store expenses increased $1.5 million, or 11%, to $15.5 million in the first quarter of fiscal 1998 from $14.0 million in the first quarter of the last fiscal year. Total store expenses decreased as a percentage of revenues, decreasing to 71.6% in the first quarter of fiscal 1998 from 73.6% in the first quarter of the last fiscal year, primarily as a result of the increase in average revenues per store. Salaries and benefits expenses, occupancy costs, and armored and security expenses increased primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages decreased as a percentage of revenues to 7.3% in the first quarter of fiscal 1998 from 8.6% in the first quarter of fiscal 1997.

Loan losses increased $0.1 million in the first quarter of fiscal 1998, as compared to the first quarter of the fiscal 1997, as a result of the increased volume of loans made.

          OTHER EXPENSES ANALYSIS
          ------------------------------------------------------------------------------------
                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------------------
                                                    1997         1996        1997       1996
                                                  --------    ---------   ---------   --------
                                                   ($ IN THOUSANDS)      (PERCENTAGE OF REVENUE)
          Region expenses                         $  2,041    $   1,764      9.4%       9.3%
          Headquarters expenses                      1,495        1,227      6.9        6.4
          Franchise expenses                           212          238      1.0        1.3
          Other depreciation and amortization          862          656      4.0        3.4
          Interest expense, net                        497          548      2.3        2.9
          Other expenses                                31           16      0.1        0.1

Region Expenses

Region expenses increased $0.3 million, or 16%, in the first quarter of fiscal 1998 over the first quarter of the last fiscal year, as a result of the addition of region, loan operations, and operations support personnel. Region expenses increased slightly as a percentage of revenues, from 9.3% in the first quarter of the last fiscal year to 9.4% in the first quarter of fiscal 1998.

Headquarters Expenses

Headquarters expenses increased $0.3 million, or 22%, in the first quarter of fiscal 1998 over the first quarter of the last fiscal year, principally as a result of increased salaries and benefits expenses. Headquarters expenses increased as a percentage of revenues from 6.4% in the first quarter of the last fiscal year to 6.9% in the first quarter of fiscal 1998.

Franchise Expenses

Franchise expenses remained relatively unchanged for the first quarter of fiscal 1998 as compared to the first quarter of the last fiscal year.

Other Depreciation and Amortization

Other depreciation and amortization increased $0.2 million, or 31%, in the first quarter of fiscal 1998 from the first quarter of the last fiscal year, principally due to increased amortization of intangibles (goodwill and non-competition agreements) related to the 10 stores acquired during the first quarter of fiscal 1998 and the fourth quarter of fiscal 1997.

Interest Expense

Interest expense, net of interest income, decreased 9% in the first quarter of fiscal 1998 as compared to the first quarter of the last fiscal year. This decrease was principally the result of a $0.7 million principal reduction of debt during the first quarter of fiscal 1998.

Income Taxes

A total of $0.4 million was provided for income taxes in the first quarter of fiscal 1998, up from $0.2 million in the first quarter of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from the acquisition of Check Express, Inc. The effective income tax rate was 39.5% for the first quarter of fiscal 1998 and 39.0% for the first quarter of the last fiscal year.

BALANCE SHEET VARIATIONS

Cash and cash equivalents, the money order principal payable, and the revolving advances from the Money Order Supplier vary as a result of seasonal and day-to-day requirements resulting from maintaining cash for the cashing of checks, receipts of cash from the sale of money orders, loan volume, and remittances on money orders sold. For the three months ended September 30, 1997, cash and cash equivalents decreased $2.6 million, compared to an increase of $5.4 million for the three months ended September 30, 1996.

Property and equipment and the excess purchase price over the fair value of net assets acquired increased $0.8 million and $0.5 million, respectively, as a result of the 7 stores acquired and the 5 stores opened during the three months ended September 30, 1997, offset by related depreciation and amortization. Accounts payable and accrued liabilities decreased $1.9 million, primarily due to the timing of fiscal year-end bonus payments and other salary-related accruals.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities
During the three months ended September 30, 1997 and 1996, the Company had net cash provided by operating activities of $1.0 million and $1.1 million, respectively.

Cash Flows from Investing Activities
During the three months ended September 30, 1997 and 1996, the Company used $1.8 million and $1.1 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Capital expenditures related to acquisitions amounted to $1.3 million and $3.8 million, respectively, for the three months ended September 30, 1997 and 1996.

Cash Flows from Financing Activities
Net cash used by financing activities for the three months ended September 30, 1997 was $0.5 million. Net cash provided by financing activities for the three months ended September 30, 1996 was $9.1 million.

For the three months ended September 30, 1997, the Company repaid $0.7 million of Term Advances and notes payable and incurred revolving advances of only $0.2 million from the Money Order Supplier. For the three months ended September 30, 1996, the Company incurred $4.7 million revolving advances from the Money Order Supplier and $4.0 million in net Term Advances from the Money Order Supplier.

Under the provisions of the Company's agreement with the Money Order Supplier regarding advances for the acquisition and construction of additional locations ("Term Advances"), the repayment terms of each Term Advance call for the principal amount to be paid in equal monthly installments on a 60-month amortization through December 1998, at which time the remaining principal is due. As of September 30, 1997, approximately $10.7 million of the Term Advances commitment was available for acquisition and construction of additional locations. Interest on the Term Advances accrues at the prime rate plus one percent, which currently totals 9.5%.

The interest on revolving advances from the Money Order Supplier is based on a per annum rate of 1.5% over the prime rate, which currently totals 10%. The total amount of deferred money order remittances payable to the Money Order Supplier may not exceed the Company's cash balances and cash equivalents (including checks cashed by the Company that are being processed for payment).

The principal amount of the Company's outstanding 9.03% Senior Secured Notes is due in five equal annual installments of $4 million each, beginning November 15, 1999. Interest payments are due semiannually, on each May 15 and November 15, until maturity on November 15, 2003.

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

IMPACT OF INFLATION

Management believes the Company's results of operations are not dependent upon the levels of inflation.

FORWARD-LOOKING STATEMENTS

This Report may contain, and from time to time the Company or certain of its representatives may make, "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as "anticipate," "expect," "estimate," "believe," "intend," and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company's control and may not even be predictable. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to, many of the following matters described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission: the Company's relationships with the Money Order Supplier and the supplier of MoneyGram services; governmental regulation of the check-cashing industry; theft and employee errors; the availability of suitable locations, acquisition opportunities, adequate financing, and experienced management employees to implement the Company's growth strategy; the fragmentation of the check-cashing industry and competition from various other sources, such as banks, savings and loans, and other financial services entities, as well as retail businesses that offer products and services offered by the Company; and customer demand and response to products and services offered by the Company. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit 27    Financial Data Schedule (EDGAR version only)

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

                                                          ACE CASH EXPRESS, INC.
                                                          ----------------------

October 29, 1997                                        By: /s/ Jay B. Shipowitz
                                                   Senior Vice President and CFO
                                                    (Duly authorized officer and
                                                   principal financial and chief
                                                             accounting officer)


                                                       By: /s/ Susan S. Pressler
                                                   Vice President and Controller