Form 10-Q
period 1997-12-31
ACE CASH EXPRESS INC/TX
filed 1998-02-04
CIK 849116

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                   _______________

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                         OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ___TO___

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

Yes    X      No _____
    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding as of January 30, 1998
             -----                 ----------------------------------
             Common Stock                9,772,208 shares

                             ACE CASH EXPRESS, INC.


PART I.    FINANCIAL INFORMATION                                           PAGE NO.
Item 1.    Interim Consolidated Financial Statements:

           Consolidated Balance Sheets as of
           December 31, 1997, and June 30, 1997                                  3

           Interim Unaudited Consolidated Statements of Earnings for the
           Three and Six Months Ended December 31, 1997 and 1996                 4

           Interim Unaudited Consolidated Statements of Cash Flows
           for the Six Months Ended December 31, 1997 and 1996                   5

           Notes to Interim Consolidated Financial Statements                    6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                             8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk           13


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                    13

Item 2.    Changes in Securities                                                13

Item 3.    Defaults Upon Senior Securities                                      13

Item 4.    Submission of Matters to a Vote of Security Holders                  13

Item 5.    Other Information                                                    14

Item 6.    Exhibits and Reports on Form 8-K                                     14

                         PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                       ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share and per share data)

                                                            DECEMBER 31,       JUNE 30,
                                                            -----------------------------
                                                                1997             1997
                                                            ------------     ------------
                                                            (unaudited)
                        ASSETS

Cash and cash equivalents                                   $     65,555     $     55,494
Accounts and notes receivable, net                                 7,772            7,459
Prepaid expenses                                                     529              573
Inventories                                                        1,889            2,052
Property and equipment, net                                       24,861           23,920
Covenants not to compete, net                                      2,486            2,775
Excess of purchase price over fair value of assets acquired,
  net                                                             28,807           28,469
Other assets                                                       3,617            3,608
                                                            ------------     ------------
                                                            $    135,516     $    124,350
                                                            ============     ============
          LIABILITIES AND SHAREHOLDERS' EQUITY

Money order principal payable                               $     25,700     $     41,281
Revolving advances from money order supplier                      36,545            7,166
Accounts payable and accrued liabilities                           7,898           11,031
Notes payable                                                        218              637
Senior secured notes payable                                      20,251           20,231
Term advances from money order supplier                            7,330            8,209
Other liabilities                                                  4,582            4,739

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1 par value, 1,000,000 shares authorized,
  none issued and outstanding                                          -                -
Common stock, $.01 par value, 20,000,000 shares authorized,
  9,770,733 and 9,668,612 shares issued and outstanding,
  respectively                                                        98               96
Additional paid-in capital                                        19,630           19,130
Retained earnings                                                 13,264           11,830
                                                            ------------     ------------
  Total shareholders' equity                                      32,992           31,056
                                                            ------------     ------------
                                                            $    135,516     $    124,350
                                                            ============     ============

          See notes to the interim consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS


                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   DECEMBER 31,           DECEMBER 31,
                                                ------------------    ------------------
                                                  1997      1996        1997      1996
                                                --------  --------    --------  --------
                                                  (in thousands, except per share data)
Revenues                                        $ 23,125  $ 20,097    $ 44,819  $ 39,118

Store expenses:
  Salaries and benefits                            6,710     6,054      12,877    11,809
  Occupancy                                        3,766     3,407       7,487     6,695
  Depreciation                                       986       811       1,947     1,583
  Other                                            5,083     4,159       9,781     8,351
                                                --------  --------    --------  --------
Total store expenses                              16,545    14,431      32,092    28,438
                                                --------  --------    --------  --------
Store gross margin                                 6,580     5,666      12,727    10,680
Region expenses                                    1,907     1,795       3,947     3,559
Headquarters expenses                              1,545     1,408       3,040     2,635
Franchise expenses                                   231       288         443       526
Other depreciation and amortization                  830       730       1,692     1,386
Interest expense, net                                668       564       1,165     1,113
Other expenses                                        18        27          50        42
                                                --------  --------    --------  --------
Income before income taxes                         1,381       854       2,390     1,419
Income taxes                                         557       335         956       556
                                                --------  --------    --------  --------
Net income                                      $    824  $    519    $  1,434  $    863
                                                ========  ========    ========  ========

Basic earnings per share                        $   0.08  $   0.05    $   0.15  $   0.09
                                                ========  ========    ========  ========
Weighted average number of common shares
  outstanding - basic EPS                          9,742     9,527       9,714     9,511
                                                ========  ========    ========  ========

Diluted earnings per share                      $   0.08  $   0.05    $   0.14  $   0.09
                                                ========  ========    ========  ========
Weighted average number of common and common
  equivalent shares outstanding - diluted EPS     10,146     9,750      10,080     9,708
                                                ========  ========    ========  ========

          See notes to the interim consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
            INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  SIX MONTHS ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                                                   (in  thousands)
Cash flows from operating activities:
Net income                                                    $    1,434    $      863
   Adjustments to reconcile net income to net cash provided
     by operating activities:
   Depreciation and amortization                                   3,639         2,255
   Recognition of deferred revenue                                  (640)         (702)
Changes in assets and liabilities:
   Accounts and notes receivable, net                               (313)         (764)
   Prepaid expenses                                                   44          (162)
   Inventories                                                       163           740
   Other assets                                                       (9)         (793)
   Accounts payable and other liabilities                         (2,630)         (576)
                                                              ----------    ----------
          Net cash provided by operating activities                1,688           861

Cash flows from investing activities:
   Purchases of property and equipment, net                       (2,650)       (2,186)
   Cost of net assets acquired                                    (1,979)       (5,624)
                                                              ----------    ----------
          Net cash used by investing activities                   (4,629)       (7,810)

Cash flows from  financing activities:
   Net borrowings from (payments to) money order supplier         13,798        (9,777)
   Net borrowings of senior secured notes payable                      -        20,135
   Term advances from money order supplier                             -         8,335
   Payments of term advances from money order supplier              (879)      (19,447)
   Net decrease in notes payable                                    (419)         (939)
   Proceeds from stock options exercised                             502           350
                                                              ----------    ----------
          Net cash provided (used) by financing activities        13,002        (1,343)
                                                              ----------    ----------
Net increase (decrease) in cash and cash equivalents              10,061        (8,292)
Cash and cash equivalents, beginning of period                    55,494        56,603
                                                              ----------    ----------
Cash and cash equivalents, end of period                      $   65,555    $   48,311
                                                              ==========    ==========


Supplemental disclosures of cash flows information:
   Interest paid                                              $    1,308    $    1,004
   Income taxes paid                                                 915         1,811

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

EARNINGS PER SHARE

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of SFAS No. 128.

STOCK SPLIT

    On November 14, 1997, the Board of Directors of the Company authorized a stock dividend in the form of a three-for-two stock split. The split was effected by distributing one additional share of common stock of the Company for every two shares of common stock outstanding. The record date for determining holders entitled to receive the stock dividend was November 30, 1997, with a delivery date on or about December 15, 1997. Cash was paid in lieu of fractional shares. For financial presentation purposes, all share and per share amounts have been restated herein as if the split were effective July 1, 1996.

                            SUPPLEMENTAL STATISTICAL DATA - COMPANY OWNED STORES



                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                          DECEMBER 31,       DECEMBER 31,         YEAR ENDED JUNE 30,
                                        ---------------    ---------------    ---------------------------
                                         1997     1996      1997     1996       1997      1996      1995
                                        ------   ------    ------   ------    -------   -------   -------
STORE OPERATING DATA:

  Beginning of period                      623      576       617      544        544       452       343
  Acquired                                   -       11         7       34         46        69        77
  Opened                                    22       14        27       25         45        33        40
  Closed                                    (1)      (9)       (7)     (11)       (18)      (10)       (8)
                                        ------   ------    ------   ------    -------   -------   -------
  End of period                            644      592       644      592        617       544       452
                                        ======   ======    ======   ======    =======   =======   =======

Percentage increase in
comparable store revenues from
prior period (1)                          7.8%     7.7%      7.0%     6.8%       6.3%      4.7%      1.6%

Capital expenditures
(in thousands)                          $  830   $1,123    $2,650   $2,186    $ 4,868   $ 3,435   $ 4,187
Cost of net assets acquired
(in thousands)                          $  663   $1,869    $1,979   $5,624    $10,766   $14,432   $14,000

---------------------------------------------------------------------------------------------------------

OPERATING DATA:

Face amount of checks cashed (in
millions)                               $  686   $  611    $1,337   $1,185    $ 2,621   $ 2,144   $ 1,567
Face amount of money orders
sold (in millions)                      $  456   $  447    $  895   $  882    $ 1,812   $ 1,531   $ 1,213
Face amount of money orders
sold as a percentage of the face
amount of checks cashed                  66.5%    73.2%     66.9%    74.4%      69.1%     71.4%     77.4%
Face amount of average check            $  285   $  270    $  286   $  270    $   291   $   285   $   284
Average fee per check                   $ 6.58   $ 6.27    $ 6.59   $ 6.30    $  6.97   $  6.81   $  6.79
Number of checks cashed
(in thousands)                           2,408    2,256     4,682    4,370      9,020     7,535     5,516
Number of money orders sold
(in thousands)                           3,493    3,369     6,881    6,622     13,608    11,835     9,334

---------------------------------------------------------------------------------------------------------

COLLECTIONS DATA:

Face amount of returned checks
(in thousands)                          $2,863   $2,342    $5,481   $5,047    $10,399   $ 8,661   $ 6,206
Collections (in thousands)               1,667    1,556     3,186    3,098      6,554     5,004     3,786
                                        ------   ------    ------   ------    -------   -------   -------
Net write-offs (in thousands)           $1,196   $  786    $2,295   $1,949    $ 3,845   $ 3,657   $ 2,420
                                        ======   ======    ======   ======    =======   =======   =======

Collections as a percentage of
returned checks                          58.2%    66.4%     58.1%    61.4%      63.0%     57.8%     61.0%
Net write-offs as a percentage of
revenues                                  5.2%     3.9%      5.1%     5.0%       4.4%      5.3%      5.1%
Net write-offs as a percentage of
the face amount of checks cashed          .17%     .13%      .17%     .16%       .15%      .17%      .15%

(1) Calculated based on the change in revenues of all stores open for both of the full year and the interim periods compared.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


REVENUE ANALYSIS
----------------------------------------------------------------------------------------------------------
                              THREE MONTHS ENDED DECEMBER 31,           SIX MONTHS ENDED DECEMBER 31,
                          --------------------------------------    --------------------------------------
                          (IN THOUSANDS) (PERCENTAGE OF REVENUE)    (IN THOUSANDS) (PERCENTAGE OF REVENUE)
                            1997      1996      1997      1996        1997      1996      1997      1996
                          --------  --------  --------  --------    --------  --------  --------  --------
Check fees                $ 15,771  $ 14,062    68.2%     70.0%     $ 30,580  $ 27,197    68.2%     69.5%
Tax check fees                  79        87     0.3       0.4           289       314     0.7       0.8
Money transfer services      1,438     1,470     6.2       7.3         2,873     2,891     6.4       7.4
Loan fees and interest       2,376     1,382    10.3       6.9         4,346     2,570     9.7       6.6
Money order sales              707       675     3.1       3.4         1,399     1,334     3.1       3.4
New customer fees              545       494     2.4       2.4         1,086       929     2.4       2.4
Bill payment services          862       469     3.7       2.3         1,555       934     3.5       2.4
Franchise revenues             415       254     1.8       1.3           903       616     2.0       1.6
Other fees                     932     1,204     4.0       6.0         1,788     2,333     4.0       5.9
                          --------  --------  --------  --------    --------  --------  --------  --------
Total revenues            $ 23,125  $ 20,097   100.0%    100.0%     $ 44,819  $ 39,118   100.0%    100.0%
                          ========  ========  ========  ========    ========  ========  ========  ========

Average revenue per
store                     $   36.5  $   34.4                        $   71.1  $   68.9

                               QUARTER COMPARISON

Total revenues increased $3.0 million, or 15%, to $23.1 million in the second quarter of fiscal 1998 from the $20.1 million in the second quarter of the last fiscal year. This revenue growth resulted, in part, from a $1.4 million, or 7.8%, increase in comparable store revenues (519 stores). The balance of the increase came from stores which were opened or acquired after June 30, 1996, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 52, or 9%, from 592 stores opened at December 31, 1996, to 644 stores opened at December 31, 1997. The increase in total check cashing fees accounted for 56% of the total revenue increase.
Check cashing fees increased $1.7 million, or 12%, from the $14.1 million in the second quarter of the last fiscal year to $15.8 million in the second quarter of fiscal 1998. This increase resulted from a 7% increase in the total number of checks cashed, plus a 6% increase in the face amount of the average check.

Loan fees and interest increased $1.0 million, or 72%, primarily as a result of an increase in the number of loans per store. The number of stores offering the Company's loan products increased to 252 stores at December 31, 1997, as compared to 168 stores at December 31, 1996. Bill payment services increased $0.4 million, or 84%, as a result of offering additional new products, including prepaid local telephone services in certain markets. Franchise revenues consist of royalties, initial franchise fees, and buy back fees. Franchise fees increased $0.2 million, or 63%, primarily as a result of additional initial franchise fees due to an increase in the number of franchised stores opened during the second quarter of the current fiscal year compared to the same period of the last fiscal year. Other fees decreased $0.3 million, or 23%, as a result of decreases in food stamp distribution revenue and other miscellaneous product revenue.

                              SIX MONTH COMPARISON

Total revenues increased $5.7 million, or 15%, from the $39.1 million in the first six months of the last fiscal year to $44.8 million in the first six months of fiscal 1998. This revenue growth resulted, in part, from a $2.5 million, or 7.0%, increase in comparable store revenues (519 stores). The balance of the increase came from stores which were opened or acquired after June 30, 1996, and were therefore not open for both of the full periods compared. The increase in total check cashing fees accounted for 59% of the total revenue increase. Check cashing fees increased $3.4 million, or 12%, from the $27.5 million in the first six months of the last fiscal year to $30.9 million in the first six months of fiscal 1998. This increase resulted from a 7% increase in the total number of checks cashed, plus a 6% increase in the face amount of the average check.

Loan fees and interest increased $1.8 million, or 69%, primarily as a result of an increase in the number of loans per store. The number of stores offering the Company's loan products increased to 252 stores at December 31, 1997, as compared to 168 stores at December 31, 1996. Bill payment services increased $0.6 million, or 66%, as a result of offering additional new products, including prepaid local telephone services in certain markets. Franchise revenues increased $0.3 million, or 47%, primarily as a result of additional initial franchise fees due to an increase in the number of franchised stores opened during the first six months of fiscal 1998 compared to the first six months of the last fiscal year. During the six months ended December 31, 1997, there were 23 franchised stores opened, compared to the 13 franchised stores opened during the six months ended December 31, 1997. Other fees decreased $0.5 million, or 23%, as a result of decreases in food stamp distribution revenue and other miscellaneous product revenue.


STORE EXPENSE ANALYSIS
----------------------------------------------------------------------------------------------------------
                              THREE MONTHS ENDED DECEMBER 31,           SIX MONTHS ENDED DECEMBER 31,
                          --------------------------------------    --------------------------------------
                          (IN THOUSANDS) (PERCENTAGE OF REVENUE)    (IN THOUSANDS) (PERCENTAGE OF REVENUE)
                            1997      1996      1997      1996        1997      1996      1997      1996
                          --------  --------  --------  --------    --------  --------  --------  --------
Salaries and benefits     $  6,710  $  6,054    29.0%     30.1%     $ 12,877  $ 11,809    28.7%     30.2%
Occupancy                    3,766     3,407    16.3      17.0         7,487     6,695    16.7      17.1
Armored and security         1,013       844     4.4       4.2         1,970     1,618     4.4       4.1
Returns and cash shorts      1,763     1,325     7.6       6.6         3,359     2,966     7.5       7.6
Loan losses                    421       353     1.8       1.8           848       651     1.9       1.7
Depreciation                   986       811     4.3       4.0         1,947     1,583     4.4       4.0
Other                        1,886     1,637     8.1       8.1         3,604     3,116     8.0       8.0
                          --------  --------  --------  --------    --------  --------  --------  --------
Total store expenses      $ 16,545  $ 14,431    71.5%     71.8%     $ 32,092  $ 28,438    71.6%     72.7%
                          ========  ========  ========  ========    ========  ========  ========  ========

Average per store
expense                   $   26.1  $   24.7                        $   50.9  $   50.1

                               QUARTER COMPARISON

Total store expenses increased $2.1 million, or 15%, to $16.5 million in the second quarter of fiscal 1998 from $14.4 million in the second quarter of the last fiscal year. Store expenses decreased as a percentage of revenues, decreasing to 71.5% in the second quarter of fiscal 1998 from 71.8% in the second quarter of the last fiscal year. Salaries and benefits expenses, occupancy costs, and armored and security expenses increased primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $0.4 million as a result of the increased number of stores and increased forgeries in the second quarter of fiscal 1998, compared to the second quarter of the last fiscal year. Other store expenses increased $0.2 million, or 15%, primarily as a result of the increased number of stores in operation.

                              SIX MONTH COMPARISON

Total store expenses increased $3.7 million, or 13%, from the $28.4 million in the first six months of the last fiscal year to $32.1 million in the first six months of fiscal 1998. Store expenses decreased as a percentage of revenues, decreasing from 72.7% in the first six months of the last fiscal year to 71.6% in the first six months of fiscal 1998. Salaries and benefits expenses, occupancy costs, and armored and security expenses increased primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $0.4 million, or 13%, in the first six months of fiscal 1998 as a result of the increased number of stores. Returned checks, net of collections, and cash shortages decreased as a percentage of revenues to 7.5% in the first six months of fiscal 1998 from 7.6% in the first six months of fiscal 1997. Loan losses increased $0.2 million in the first six months of fiscal 1998, as compared to the first six months of fiscal 1997, as a result of the increased volume of loans made. Other store expenses increased $0.5 million, or 16%, primarily as a result of the increased number of stores in operation.


OTHER EXPENSE ANALYSIS
----------------------------------------------------------------------------------------------------------
                              THREE MONTHS ENDED DECEMBER 31,           SIX MONTHS ENDED DECEMBER 31,
                          --------------------------------------    --------------------------------------
                          (IN THOUSANDS) (PERCENTAGE OF REVENUE)    (IN THOUSANDS) (PERCENTAGE OF REVENUE)
                            1997      1996      1997      1996        1997      1996      1997      1996
                          --------  --------  --------  --------    --------  --------  --------  --------
Region expenses           $  1,907  $  1,795     8.2 %     8.9%     $  3,947  $ 3,559      8.8%      9.1%
Headquarters expenses        1,545     1,408     6.7       7.0         3,040    2,635      6.8       6.7
Franchise expenses             231       288     1.0       1.4           443      526      1.0       1.3
Other depreciation and
amortization                   830       730     3.6       3.6         1,692    1,386      3.8       3.5
Interest expense, net          668       564     2.9       2.8         1,165    1,113      2.6       2.8
Other expenses                  18        27     0.1       0.1            50       42      0.1       0.1


                               QUARTER COMPARISON

Region Expenses

Region expenses increased $0.1 million, or 6%, in the second quarter of fiscal 1998 over the second quarter of the last fiscal year, primarily due to the addition of regional personnel and a centralized loan operations group. Region expenses decreased as a percentage of revenues, from 8.9% in the second quarter of the last fiscal year to 8.2% in the second quarter of fiscal 1998.

Headquarters Expenses

Headquarters expenses increased $0.1 million, or 10%, in the second quarter of fiscal 1998 over the second quarter of the last fiscal year, principally as a result of increased salaries and benefits expenses. Headquarters expenses decreased as a percentage of revenues from 7.0% in the second quarter of the last fiscal year to 6.7% in the second quarter of fiscal 1998.

Franchise Expenses

Franchise expenses remained relatively unchanged for the second quarter of fiscal 1998 as compared to the second quarter of the last fiscal year.

Other Depreciation and Amortization

Other depreciation and amortization increased $0.1 million, or 14%, in the second quarter of fiscal 1998 from the second quarter of the last fiscal year, principally due to increased depreciation for new capital expenditures.

Interest Expense

Interest expense, net of interest income, increased $0.1 million, or 18%, in the second quarter of fiscal 1998 as compared to the second quarter of the last fiscal year.

Income Taxes

A total of $0.6 million was provided for income taxes in the second quarter of fiscal 1998, up from $0.3 million in the second quarter of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill.

                              SIX MONTH COMPARISON

Region Expenses

Region expenses increased $0.4 million, or 11%, in the first six months of fiscal 1998 over the first six months of the last fiscal year, primarily due to the addition of regional personnel and a centralized loan operations group. Region expenses decreased as a percentage of revenues, from 9.1% in the first six months of the last fiscal year to 8.8% in the first six months of fiscal 1997.

Headquarters Expenses

Headquarters expenses increased $0.4 million, or 15%, in the first six months of fiscal 1998 over the first six months of the last fiscal year, principally as a result of increased salaries and benefits, professional fees, and insurance expenses. Headquarters expenses increased slightly as a percentage of revenues from 6.7% in the first six months of the last fiscal year to 6.8% in the first six months of fiscal 1998.

Franchise Expenses

Franchise expenses remained relatively unchanged for the first six months of fiscal 1998, compared to the first six months of the last fiscal year.

Other Depreciation and Amortization

Other depreciation and amortization increased $0.3 million, or 22%, in the first six months of fiscal 1998 from the first six months of the last fiscal year, principally due to increased depreciation for new capital expenditures.

Interest Expense

Interest expense, net of interest income, increased $0.1 million, or 5%, in the first six months of fiscal 1998 as compared to the first six months of the last fiscal year.

Income Taxes

A total of $1.0 million was provided for income taxes in the first six months of fiscal 1998, up from $0.6 million in the first six months of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill.


BALANCE SHEET VARIATIONS

Cash and cash equivalents, the money order principal payable, and the revolving advances from the Money Order Supplier vary as a result of seasonal and day-to-day requirements resulting from maintaining cash for the cashing of checks, receipts of cash from the sale of money orders, loan volume, and remittances on money orders sold. For the six months ended December 31, 1997, cash and cash equivalents increased $10.1 million, compared to a decrease of $8.3 million for the six months ended December 31, 1996.

Property and equipment and the excess purchase price over the fair value of net assets acquired increased $1.0 million and $0.3 million, respectively, as a result of the 7 stores acquired and the 27 stores opened during the six months ended December 31, 1997, offset by related depreciation and amortization. Accounts payable and accrued liabilities decreased $3.1 million, primarily due to the timing of certain payments, including fiscal year-end bonus payments and other salary-related accruals.

On November 14, 1997, the Board of Directors of the Company authorized a stock dividend in the form of a three-for-two stock split. The split was effected by distributing one additional share of common stock of the Company for every two shares of common stock outstanding. The record date for determining holders entitled to receive the stock dividend was November 30, 1997, with a delivery date on or about December 15, 1997. Cash was paid in lieu of fractional shares. For financial presentation purposes, all share and per share amounts have been restated herein as if the split were effective July 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

During the six months ended December 31, 1997 and 1996, the Company had net cash provided by operating activities of $1.7 million and $0.9 million, respectively.

Cash Flows from Investing Activities

During the six months ended December 31, 1997 and 1996, the Company used $2.7 million and $2.2 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Capital expenditures related to acquisitions amounted to $2.0 million and $5.6 million, respectively, for the six months ended December 31, 1997 and 1996.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended December 31, 1997 was $13.0 million. Net cash used by financing activities for the six months ended December 31, 1996, was $1.3 million. For the six months ended December 31, 1997, the Company incurred $13.8 million revolving advances from the Money Order Supplier. Additionally, the Company reduced its Term Advances by $0.9 million, paid $0.4 million for certain notes payables, and received $0.5 million for the exercise of stock options during the six months ended December 31, 1997.

Under the provisions of the Company's agreement with the Money Order Supplier regarding advances for the acquisition and construction of additional locations ("Term Advances"), the repayment terms of each Term Advance call for the principal amount to be paid in equal monthly installments on a 60-month amortization through December 1998, at which time the remaining principal is due. As of December 31, 1997, approximately $11.2 million of the Term Advances commitment was available for acquisition and construction of additional locations. Interest on the Term Advances accrues at the prime rate plus one percent, which currently totals 9.5%.

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


OPERATING TRENDS

Seasonality

The Company's business is seasonal during the third quarter of each year, because of the impact of cashing tax refund checks and two other tax-related services--electronic tax filing and processing applications for refund anticipation loans.


IMPACT OF INFLATION

The Company believes that the results of its operations are not dependent upon the levels of inflation.


FORWARD-LOOKING STATEMENTS

This Report may contain, and from time to time the Company or certain of its representatives may make, "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities

Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as "anticipate," "expect," "estimate," "believe," "intend," and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company's control and may not even be predictable. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to, the following matters described in the Company's Annual
Report on Form 10-K filed with the Securities and Exchange Commission: the Company's relationships with the Money Order Supplier and the supplier of MoneyGram services; governmental regulation of the check-cashing industry; theft and employee errors; the availability of suitable locations, acquisition opportunities, adequate financing, and experienced management employees to implement the Company's growth strategy; the fragmentation of the check-cashing industry and the competition from various other sources, such as banks, savings and loans, and other financial services entities, as well as retail businesses that offer products and services offered by the Company; and customer demand and response to products and services offered by the Company. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.



                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. CHANGES IN SECURITIES
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on November 14, 1997. At the Annual Meeting the Company's shareholders elected six individuals to serve as directors of the Company until the next annual meeting or until their successors are elected and qualified. The table below shows the votes cast in favor of the election of the six persons as directors and the votes withheld against their election. There were no abstentions or broker non-votes.

Director                        Votes for                      Votes Withheld
Raymond C. Hemmig               5,324,928                          2,737
Donald H. Neustadt              5,324,875                          2,790
Howard W. Davis                 5,324,928                          2,737
Marshall B. Payne               5,324,928                          2,737
Edward W. Rose III              5,324,928                          2,737
C. Daniel Yost                  5,324,913                          2,752

At the Annual Meeting, the Company's shareholders also voted to approve a proposal (previously approved by the Company's Board of Directors) to increase the number of shares of Common Stock authorized for issuance from 10,000,000 shares to 20,000,000 shares. An aggregate 5,182,247 shares were voted for the proposal, 123,365 shares were voted against the proposal, and 22,053 shares abstained. Additionally, the Company's shareholders voted to approve a proposal to adopt the Company's 1997 Stock Option Plan for employees. An aggregate 3,334,010 shares were voted for the proposal, 281,731 shares were voted against the proposal, and 22,803 shares abstained.

All of the numbers of shares stated in the two preceding paragraphs do not reflect the three-for-two stock split as of the close of business on November 30, 1997 (after the Annual Meeting). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Balance Sheet Variations."

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       Exhibit Number        Exhibits
       --------------        --------

*      3.3                   Articles of Amendment to the Restated Articles
                             of Incorporation of Ace Cash Express, Inc. filed
                             November 17, 1997

*      3.4                   Certificate of Amendment to Bylaws dated October
                             15, 1997

*      3.5                   Certificate of Amendment to Bylaws dated December
                             3, 1997

*      3.6                   Composite Restated Articles of Incorporation of
                             Ace Cash Express, Inc. (through January 31, 1998)

*      3.7                   Composite of Bylaws of Ace Cash Express, Inc.
                             (through January 31, 1998)

       10.32 Ace Cash Express, Inc. 1997 Stock Option Plan (filed as Exhibit A to the Company's proxy statement No. 0-20774 and incorporated herein by reference)

*      27                    Financial Data Schedule (EDGAR version only)

       ------------------------------
       * filed herewith


(b)    Reports on Form 8-K

       None



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        ACE CASH EXPRESS, INC.
                                                        ----------------------
February 4, 1998                                      By: /s/ Jay B. Shipowitz
                                                 Senior Vice President and CFO
                                                  (Duly authorized officer and
                                                 principal financial and chief
                                                           accounting officer)


                                                     By: /s/ Susan S. Pressler
                                                 Vice President and Controller

EXHIBIT 3.3
                             ARTICLES OF AMENDMENT
                   TO THE RESTATED ARTICLES OF INCORPORATION
                                      OF
                             ACE CASH EXPRESS, INC.
                            FILED NOVEMBER 17, 1997

    Pursuant to the provisions of Article 4.04 of the Texas Business Corporation

Act, Ace Cash Express, Inc. (the "Corporation") hereby adopts the following

Articles of Amendment to its Restated Articles of Incorporation:

    ARTICLE ONE.  The name of the Corporation is Ace Cash Express, Inc.

    ARTICLE TWO. The following amendment to the Restated Articles of Incorporation, as heretofore amended, of the Corporation (the "Amendment") was adopted by the shareholders of the Corporation on November 14, 1997:

        Section A of Article V of the Restated Articles of Incorporation, as amended, of the Corporation be amended to read in its entirety as follows:

        A.  Capitalization.  The aggregate number of shares which the
            --------------
    Corporation is authorized to issue is 21,000,000 shares, consisting of:

                (1) 20,000,000 shares of Common Stock having a par value of $.01 per share; and

                (2) 1,000,000 shares of Preferred Stock having a par value of $1.00 per share.

        The following is a statement of the relative rights, preferences and limitations with respect to the shares of each class of capital stock of the Corporation, insofar as the same are fixed in these Articles of Incorporation, and of the authority expressly vested in the Board of Directors of the Corporation to divide the Preferred Stock into series and to fix and determine the variations in the relative rights and preferences as between series:

    ARTICLE THREE. The number of shares of Common Stock of the Corporation outstanding and entitled to vote was 6,473,327 at the time of the adoption of the Amendment. No shares of Preferred Stock of the Corporation were outstanding at the time of the adoption of the Amendment.

    ARTICLE FOUR. The holders of 5,182,247 shares of Common Stock outstanding and entitled to vote voted in favor of the Amendment, and the holders of 123,365 shares of Common Stock outstanding and entitled to vote voted against the Amendment.

    DATED as of the 17th day of November, 1997.

                          ACE CASH EXPRESS, INC.

                          By: /s/ Jay B. Shipowitz
                          ------------------------------
                          Jay B. Shipowitz,
                          Senior Vice President

EXHIBIT 3.4
                          CERTIFICATE OF AMENDMENT
                          ------------------------
                                  TO BYLAWS
                                  ---------
                           DATED OCTOBER 15, 1997
                           ----------------------

    The undersigned hereby certifies that the following is an amendment to the Bylaws of Ace Cash Express, Inc. (the "Corporation"), adopted by the Board of Directors of the Corporation by unanimous written consent effective as of October 15, 1997:

        NOW, THEREFORE, BE IT RESOLVED, that the first paragraph of Section 8 of Article II of the Bylaws be, and it hereby is, amended to read in its entirety as follows:

            "Section 8. Voting. When a quorum is present at any shareholders'
             ---------- -------
        meeting, the affirmative vote of the holders of a majority of the shares entitled to vote on, and that voted for or against or expressly abstained with respect to, any question or matter brought before such meeting shall decide such question or matter and shall be the act of the shareholders' meeting, unless the affirmative vote of a greater number or portion of the shares entitled to vote is required by the Act, the Articles of Incorporation, or these Bylaws."




                                               /s/ Jay B. Shipowitz
                                               ------------------------------
                                               Jay B. Shipowitz, Secretary

EXHIBIT 3.5
                          CERTIFICATE OF AMENDMENT
                          ------------------------
                                  TO BYLAWS
                                  ---------
                           DATED DECEMBER 3, 1997
                           ----------------------

    The undersigned hereby certifies that the following is an amendment to the Bylaws of Ace Cash Express, Inc. (the "Corporation"), adopted by the Board of Directors of the Corporation by unanimous written consent effective as of December 3, 1997:

        NOW, THEREFORE, BE IT RESOLVED, that the last paragraph of Section 8 of
    Article II of the Bylaws be, and it hereby is, amended to read in its entirety as follows:


            Shares of the Corporation's stock owned by it or by another domestic or foreign corporation or entity, if a majority of the voting stock or voting interest of the other corporation or the other entity is owned or controlled by the Corporation, shall not be voted, directly or indirectly, at any meeting and shall not be counted in determining the total number of outstanding shares at any given time. Nothing in this Section 8 limits the right of the Corporation or any other domestic or foreign corporation or other entity to vote stock, including (without limitation) its own stock, held or controlled by it in a fiduciary capacity or with respect to which it otherwise exercises voting power in a fiduciary capacity.




                                               /s/ Jay B. Shipowitz
                                               ------------------------------
                                               Jay B. Shipowitz, Secretary

EXHIBIT 3.6
                                  COMPOSITE
                      RESTATED ARTICLES OF INCORPORATION
                                      OF
                            ACE CASH EXPRESS, INC.
                          (THROUGH JANUARY 31, 1998)


                                  ARTICLE I
                                  ---------

        The name of the corporation is Ace Cash Express, Inc.

                                  ARTICLE II
                                  ----------

        The period of its duration is perpetual.

                                 ARTICLE III
                                 -----------

        The purpose for which the corporation is organized is to transact any and all lawful business for which corporations may be incorporated under the Texas Business Corporation Act.

                                  ARTICLE IV
                                  ----------

        The street address of the initial registered office of the corporation is 1231 Greenway Tower, Suite 800, Irving, Texas 75038, and the name of the initial registered agent of the corporation at such address is Donald H. Neustadt.

                                  ARTICLE V
                                  ---------

        A.  Capitalization.  The aggregate number of shares which the
            ---------------
Corporation is authorized to issue is 21,000,000 shares, consisting of:

            (1) 20,000,000 shares of Common Stock have a par value of $.01 per share; and

            (2) 1,000,000 shares of Preferred Stock having a par value of $1.00 per share.

        The following is a statement of the relative rights, preferences and limitations with respect to the shares of each class of capital stock of the Corporation, insofar as the same are fixed in these Articles of Incorporation, and of the authority expressly vested in the Board of Directors of the Corporation to divide the Preferred Stock into series and to fix and determine the variations in the relative rights and preferences as between series:

    B.  Preferred Stock.
        ----------------

        1. The Preferred Stock may, from time to time, be divided into and issued in one or more series with each series to be so designated as to distinguish the shares thereof form the shares of all other series and classes. The shares of each series may have such designations, and relative rights, preferences and limitations as are stated and expressed herein and in a resolution or resolutions providing for the issue of such series, adopted by the Board of Directors as hereinafter provided.

        2. To the extent that these Articles of Incorporation shall not have fixed and determined the variations in the relative rights and preferences of the Preferred Stock, both in relation to the Common Stock and as between series of Preferred Stock, the Board of directors of the Corporation is expressly vested with the authority to divide the Preferred Stock into one or more series and, within the limitations set forth in these Articles of Incorporation, to fix and determine the relative rights and preferences of the shares of any series so established, and, with respect to each such series, to fix by resolution or resolutions providing for the issue of such series, the following:

            (a) The maximum number of shares to constitute such series and the distinctive designation thereof;

            (b) The annual dividend rate, if any, on the shares of such series and the date or dates from which dividends shall commence to accrue or accumulate as herein provided, and whether dividends shall be cumulative;

            (c) The price at and the terms and conditions on which the shares of such series may be redeemed, including, without limitation, the time during which shares of the series may be redeemed, the premium, if any, over and above the par value thereof an any accumulated dividends thereon which the holders of shares of such series shall be entitled to receive upon the redemption thereof, which premium may vary at different dates and may also be different with respect to shares redeemed through the operation of any retirement or sinking fund;

            (d) The liquidation preference, if any, over and above the par value thereof, and any accumulated dividends thereon, which the holders of shares of such series shall be entitled to receive upon the voluntary or involuntary liquidation, dissolution or winding up on the affairs of the Corporation;

            (e) Whether or not the shares of such series shall be subject to the operation of a retirement or sinking fund, and, if so, the extent and manner in which any such retirement or sinking fund shall be applied to the purchase or redemption of the shares of such series for retirement or for other corporate purposes, and the terms and provisions relative to the operations of such retirement or sinking fund;

            (f) The terms and conditions, if any, on which the shares of such series shall be convertible into, or exchangeable for, shares of capital stock of any other class or classes of the Corporation or any series of any other class or classes, or of any other series of the same class, including the price or prices or the rate or rates of conversion or exchange and the method, if any, of adjusting the same, provided that shares of such series may not be convertible into shares of a series or class which has prior or superior rights and preferences as to dividends or distribution of assets of the Corporation upon voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation;

            (g)  The voting rights, if any, on the shares of such series; and

            (h) Any other preferences and relative, participating, optional or other special rights, or qualifications, limitations or restrictions thereof, as shall not be inconsistent with the law or with this Article V.


        3. All shares of any one series of Preferred Stock shall be identical with each other in all respects, except that shares of any one series issued at different times may differ as to the dates from which dividends thereon, if any, shall be cumulative; and all series shall rank equally and be identical in all respects, except as provided in Paragraph 1 of this Section A and except as permitted by the foregoing provisions of Paragraph 2.

        4. Except to the extent restricted or otherwise provided in the resolution or resolutions adopted by the Board of Directors providing for the issue of any series of Preferred Stock, no dividends (other than dividends payable in Common Stock) on any class or classes of capital stock of the Corporation ranking, with respect to dividends, junior to the Preferred Stock, or any series thereof, shall be declared, paid or set apart for payment, until and unless the holders of share of Preferred Stock of each senior series shall have been paid, or there shall have been set apart for payment, cash dividends, when and as declared by the Board of Directors out of funds of the Corporation legally available therefor, at the annual rate, and no more, fixed in the resolution or resolutions adopted by the Board of Directors providing for the issue of such series.

        5. To the extent provided in the resolution or resolutions adopted by the Board of directors providing for the issue of any series of Preferred Stock, upon the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation before any payment or distribution of the assets of the Corporation (whether capital or surplus) shall be made to or set apart for the holders of any class or classes of capital stock of the Corporation ranking junior, as to liquidation rights, to the Preferred Stock, or any series thereof, the holders of the shares of the Preferred Stock shall be entitled to receive payment at the rate fixed in the resolution or resolutions adopted by the Board of Directors providing for the issue of the respective series. For the purposes of this Paragraph 5 and Paragraph 2(d) of the Section A, neither the consolidation nor merger of the Corporation with one or more other corporations shall be deemed to be a liquidations, dissolution or winding up.

        6. The Corporation, at the option of the Board of Directors, may redeem, unless otherwise provided in the resolution establishing a series of Preferred Stock, at such time as is fixed (and if not so fixed at any time) in the resolution or resolutions adopted by the Board of directors providing for the issue of a series, the whole or, from time to time, any part of the Preferred Stock of any series then outstanding, at the par value thereof, plus in every case an amount equal to all accumulated dividends, if any (whether or not earned or declared), with respect to each share so redeemed and, in addition thereto, the amount of the premium, if any, payable upon such redemption fixed in the resolution or resolutions adopted by the Board of Directors providing for the issue of such series (the total sum so payable on any such redemption being referred to as the "redemption price"). Notice of every such redemption shall be mailed not less than twenty (20) nor more than (50) days in advance of the date designated for such redemption (the "redemption date") to the holders of record of the shares of Preferred Stock to be redeemed at their respective addresses as the same shall appear on the books of the Corporation. In order to facilitate the redemption of any shares of Preferred Stock which may be chosen for redemption as provided in this Paragraph 6, the Board of Directors shall be authorized to cause the transfer books of the Corporation to be closed as to such shares at any time (not exceeding fifty (50) days) prior to the redemption date. In case of the redemption of only a portion of any series of Preferred Stock then outstanding, the shares of such series to be so redeemed shall be selected by lot or in such manner as the Board of directors may determine. The Board of Directors shall have full power and authority, subject to the limitations and provisions contained herein and in the Texas Business Corporation Act, to prescribe the terms and conditions upon which the Preferred Stock shall be redeemed from time to time.

        7. Shares of Preferred Stock which have been redeemed, purchased or otherwise acquired by the Corporation or which, if convertible or exchangeable, have been converted into or exchanged for shares of capital stock of any other class or classes or any series of any other class, shall be canceled and such shares may not under any circumstances thereafter be reissued as Preferred Stock, and the Corporation shall from time to time and at least once a year cause all such acquired preferred shares to be canceled in the manner provided by law.

        8. Nothing herein contained shall limit any legal right to the Corporation to purchase any shares of the Preferred Stock.

    C.  Common Stock.
        -------------

        1. Shares of Common Stock may be issued by the Corporation from time to time for such consideration as may lawfully be fixed by the Board of Directors.

        2. The Common Stock shall be entitled to one vote per share on all matters. Cumulative voting for voting for directors shall not be permitted and is hereby expressly denied.

        3. Subject to the prior rights and preferences of the Preferred Stock and subject to and subject to the provisions and conditions set forth in the foregoing Section A of this Article Five, or in any resolution or resolutions providing for the issue of a series of Preferred Stock, and to the extent permitted by the laws of the State of Texas, the holders of Common Stock shall be entitled to receive such cash dividends as may be declared and made payable by the Board of Directors.

        4. After payment shall have been made in full to the holders of any series of Preferred Stock having preferred liquidation rights, upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, the remaining assets and funds of the Corporation shall be distributed among the holders of the Common Stock according to their respective shares.

    D.  Cumulative Voting.  Cumulative voting in the election of directors is
        ------------------
    expressly prohibited.

    E.  Series A Preferred.  The Corporation hereby establishes a series of
        -------------------
    Preferred Stock, which shall be given the distinctive designation of "Series A Preferred Stock, $1.00 par value" (the "Series A Preferred"). This Series is to consist of 78,600 shares, of which the rights and preferences and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of such rights and preferences shall be as follows:

        1.  Dividends.  The holders of Series A Preferred shall be entitled to
            ----------
        receive, when and as declared by the Board of Directors out of the funds of the Corporation legally available therefore, and the Corporation shall be bound to pay thereon, in preference to the holders of any other class of capital stock, or series thereof, of the Corporation, including, without limitation, the Common Stock, cash dividends at the annual rate of $0.60 per share. Such dividends shall commence to accrue on the date any shares of the Series A Preferred are first issued and become outstanding. Dividends on the Series A Preferred shall be payable annually in arrears on the 15th day of January, commencing on January 31, 1988, to holders of record on the first day of such month. Such dividends shall be cumulative, so that if, at any time, dividends upon the outstanding Series A Preferred shall not have been paid or declared and a sum sufficient for the payment thereof set apart for such payment, the amount of the deficiency shall accrue and the aggregate deficiency shall be fully paid, or dividends in such amount declared a sum or sums shall be paid or set aside as dividends for any other class, or series thereof, of capital stock of the Corporation. If the dividend on the Series A Preferred for any dividend period shall not have been paid or set apart in full, no asset which is by law available for the payment of dividends shall be paid or set aside for the purchase or redemption of any class of capital stock, or any series thereof (except the Series A Preferred), of the Corporation. Notwithstanding the foregoing, nothing contained herein shall restrict the ability of the Corporation pursuant to that certain Shareholders' Agreement, dated as of January 29, 1987, among the Corporation and its shareholders, as such agreement may now exist or hereafter be amended or restated.

        2.  Voting Rights.  The Series A Preferred shall not have any voting
            --------------
        power, except as otherwise specifically required by law.

        3.  Redemptions.
            ------------

            (a) Subject to the provisions of this paragraph 3 and applicable law, the Corporation shall have the right, but not the obligation, to redeem the Series A Preferred, in whole or in part, at a redemption price of $10.00 per share, plus all accumulated but unpaid dividends thereon (the "Redemption Price").

            (b) (i) Notice of every redemption of Series A Preferred shall be given by mailing such notice not less than twenty (20) nor more than fifty (50) days prior to the date fixed for such redemption to each holder of record of shares of Series A Preferred to be so redeemed, and shall be sufficiently given if the Corporation shall cause a copy thereof to be mailed to such holders of record at their respective addresses as the same shall appear on the books of the Corporation, by first class mail, postage prepaid; provided, however, that the failure to mail such notice to one or more of such holders shall not affect the validity of such redemption as to the holders to whom the notice was mailed. Such notice shall include among its other provisions a statement indicating the subparagraph of this paragraph 3 pursuant to which the redemption is being made. If less than all of the outstanding Series A Preferred is to be redeemed, the redemption may be made pro rata, by lot or in such other equitable manner as may be prescribed by resolution of the Board of Directors.

                 (ii) Subject to the foregoing and to the provisions contained in this paragraph 3, the Board of Directors shall have full power and authority to prescribe the terms and conditions upon which Series A Preferred shall be redeemed from time to time.

                 (iii) If any such notice of redemption shall have been duly given of if the Corporation shall have granted to a bank or trust company an irrevocable written authorization promptly to give or complete such notice and pay all amounts due to holders of shares (as evidenced by a list of holders of such shares certified by the president or a vice president and by the secretary or an assistant secretary of the Corporation) called for redemption and if, on or before the redemption date specified therein, all funds necessary for such redemption (including an amount equal to the accumulated and unpaid dividends thereon to the date fixed for redemption) shall have been deposited by the Corporation with such bank or trust company designated in such notice, in trust for the pro rata benefit of the holders of the shares so called for redemption, then, notwithstanding that any certificate for shares so called for redemption shall not have been surrendered for cancellation, form and after the time of such deposit (or form and after the redemption date if such notice shall fail to state that the holders of the shares called for redemption may receive their redemption price at any time after such deposit), all shares with respect to which such deposit shall have been made shall no longer be deemed to be outstanding and all rights with respect to such shares shall cease and terminate, except for the right of the holders of the certificates, upon surrender thereof, to receive the redemption price, plus any accumulated but unpaid dividends, out of the funds so deposited, without interest. Any interest accrued on such funds shall be paid to the Corporation from time to time.

                 (iv) If such notice of redemption shall have been duly given, and if on or before the redemption date specified therein all funds necessary for such redemption shall be set aside and continue to be available for payment on and after the redemption date upon surrender of the certificates for the shares so called for redemption, then, notwithstanding that any certificate for shares so called for redemption shall not have been surrendered for cancellation, the shares so called for redemption shall, on and after such redemption date, no longer deemed to be outstanding, and all rights with respect to such shares shall terminate on such redemption date, except for the right of the holders of the certificates, upon surrender thereof, to receive the amount payable on redemption thereof, without interest.

                 (v) Any funds so set aside or deposited, as the case may be, and unclaimed at the end of six years from such redemption date shall be released or repaid to the Corporation to be held for the benefit of such holder, after which the holders of the shares so called for redemption shall look only to the Corporation for the payment thereof.

            (c) Any shares of Series A Preferred redeemed, purchased or otherwise acquired by the Corporation shall be deemed canceled and may not under any circumstances thereafter be reissued as Series A Preferred or any other series of Preferred Stock, $1.00 par value, or otherwise disposed of by the Corporation, and the Corporation shall from time to time and at least once each year cause all such shares to be canceled in the manner provided by law.

        4.  Priority in Event of Dissolution and Liquidation or Sale of Assets.
            -------------------------------------------------------------------

            (a) Subject to the remaining provisions of this paragraph 4, in the event of any sale of all or substantially all of the assets of the Corporation or any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or otherwise (a "Liquidating Event"), after payment or provision for payment of the debts and other liabilities of the Corporation, the holders of Series A Preferred shall be entitled to receive, out of the remaining net assets of the Corporation, an amount equal to $10.00, plus all accumulated but unpaid dividends (the "Liquidation Value"), in cash for each outstanding share of Series A preferred, before any distribution or payment shall be made to the holders of Common Stock of the Corporation. Upon the occurrence of any Liquidating Event, and after payment or provision for payment of the debts and other liabilities of the Corporation, if the assets of the Corporation available for distribution to shareholders shall be insufficient to permit the payment to the holders of Series A Preferred of an amount equal to the Liquidation value per share, then all the remaining assets of the Corporation shall be distributed ratably among the holders of Series A Preferred then outstanding according to the number of shares held by each. After payment in full to the holders of Series A Preferred of the amounts distributable to them as herein provided, the holders of any other junior capital stock shall be entitled, to the exclusion of the holders of Series A Preferred, to share ratably in the remaining assets of the Corporation in accordance with their respective rights.

            (b) Neither the consolidation nor merger of the Corporation with or into any other corporation shall be deemed to be a sale of all or substantially all of the assets of the Corporation or a liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or otherwise, within the meaning of this paragraph 4.

            (c) No provision of this paragraph 4 shall in any manner, prior to any sale of all or substantially all of the assets of the Corporation or any liquidation, dissolution or winding up of the affairs of the Corporation, whether voluntary or otherwise, create or be considered or deemed to create any restriction upon the surplus of the Corporation or prohibit the payment of dividends on the capital stock of the Corporation out of the funds of the Corporation legally available therefor, nor shall any such restriction or prohibition be in any manner implied from the provisions of this paragraph 4.

                                  ARTICLE VI
                                  ----------

        No shareholder of the corporation will by reason of his holding shares of capital stock of the corporation have any preemptive or preferential rights to purchase or subscribe to any shares of any class of capital stock of the corporation, or any notes, debentures, bonds, warrants, options or other securities of the corporation, now or hereafter to be authorized.

                                  ARTICLE VII
                                  -----------

        The corporation will not commence business until it has received for the issuance of its shares consideration of the value of alt least One Thousand and No/100 Dollars ($1,000), consisting of money paid, labor done or property actually received, which property actually received shall have a value of not less than One Thousand and No/100 Dollars ($1,000).

                                 ARTICLE VIII
                                 ------------

        The number of directors shall be fixed in the manner provided in the Bylaws of the corporation. The current Board of Directors consists of four directors, and the names and addresses of the persons who are serving as directors until their successors are elected and qualified are:



               Name                            Address
               ----                            -------
        Donald H. Neustadt               1231 Greenway Tower
                                         Suite 800, Irving, Texas 75038

        Wallace M. Swanson               1231 Greenway Tower
                                         Suite 800
                                         Irving, Texas 75038

        Edward W. Rose, III              2660 One Dallas Centre
                                         350 North St. Paul Street
                                         Dallas, Texas 75201

        Marshall B. Payne                2600 One Dallas Centre
                                         350 North St. Paul Street
                                         Dallas, Texas 75201


                                  ARTICLE IX
                                  ----------

        The corporation may purchase, directly or indirectly, its own shares of capital stock to the extent of the aggregate of unrestricted capital surplus and unrestricted reduction surplus without submitting such purchase to vote of the shareholders of the corporation.

                                  ARTICLE X
                                  ---------

        Notwithstanding any provisions of the Texas Business Corporation Act now or hereafter in force requiring for action to be authorized or taken on any matter the affirmative vote of two-thirds, or any other percentage, of the outstanding shares of capital stock, or of any class or series of capital stock, of the corporation entitled by law to vote on such matter, any action of the shareholders of the corporation may be authorized and taken by the affirmative vote of the shareholders of the majority of such outstanding shares of capital stock, or of any such class or series of capital stock of the corporation.

                                  ARTICLE XI
                                  ----------

        Special meetings of shareholders of the Corporation may be called only by the Chairman of the Board, Chief Executive Officer, President or the Board of Directors of the Corporation or by holders of at least twenty-five (25) percent of all shares entitled to vote at the proposed special meeting.

                                  ARTICLE XII
                                  -----------

        To the fullest extent permitted by Texas statutory or decisional law, as the same exists or may hereafter be amended or interpreted, a director of the Corporation shall not be liable to the Corporation or its shareholders for any act or omission in such director's capacity as a director. Any repeal or amendment of this Article, or adoption of any other provision of these Articles of Incorporation inconsistent with this Article, by the shareholders of the Corporation shall be prospective only and shall not adversely affect any limitation on the liability to the Corporation or its shareholders of a director of the Corporation existing at the time of such repeal, amendment or adoption of an inconsistent provision.

EXHIBIT 3.7
                                 COMPOSITE OF

                                    BYLAWS

                                      OF

                            ACE CASH EXPRESS, INC.

                          (THROUGH JANUARY 31, 1998)

                               TABLE OF CONTENTS
                               -----------------


                                   ARTICLE I

                                    OFFICES

Section 1.  Principal Office                                                -1-

Section 2.  Other Offices                                                   -1-


                                  ARTICLE II

                                 SHAREHOLDERS

Section l.  Time and Place of Meetings                                      -1-

Section 2.  Annual Meetings                                                 -1-

Section 3.  Special Meetings                                                -1-

Section 4.  Notice                                                          -1-

Section 5.  Closing of Transfer Books and Fixing Record Date                -1-

Section 6.  List of Shareholders                                            -2-

Section 7.  Quorum                                                          -2-

Section 8.  Voting                                                          -2-

Section 9.  Action by Consent                                               -3-


                                  ARTICLE III

                                   DIRECTORS

Section 1.  Number of Directors                                             -4-

Section 2.  Vacancies                                                       -4-

Section 3.  General Powers                                                  -4-

Section 4.  Place of Meetings                                               -4-

Section 5.  Annual Meetings                                                 -4-

Section 6.  Regular Meetings                                                -4-

Section 7.  Special Meetings                                                -4-

Section 8.  Quorum and Voting                                               -5-

Section 9.  Approval of Certain Matters                                     -5-

Section 10. Committees                                                      -5-

Section 11. Compensation of Directors                                       -6-

Section 12. Action by Unanimous Consent                                     -6-

Section 13. Presence at Meetings by Means of Communications Equipment       -6-


                                  ARTICLE IV

                                    NOTICES

Section 1.  Form of Notice                                                  -6-

Section 2.  Waiver                                                          -6-

Section 3.  When Notice Unnecessary                                         -6-


                                  ARTICLE V

                                   OFFICERS

Section 1.  General                                                         -7-

Section 2.  Election                                                        -7-

Section 3.  Chairman of the Board                                           -7-

Section 4.  President                                                       -7-

Section 5.  Vice Presidents                                                 -7-

Section 6.  Assistant Vice Presidents                                       -8-

Section 7.  Secretary                                                       -8-

Section 8.  Assistant Secretaries                                           -8-

Section 9.  Treasurer                                                       -8-

Section 10. Assistant Treasurers                                            -8-

Section 11. Bonding                                                         -9-


                                  ARTICLE VI

                       CERTIFICATES REPRESENTING SHARES

Section 1.  Form of Certificates                                            -9-

Section 2.  Lost Certificates                                               -9-

Section 3.  Transfer of Shares                                              -9-

Section 4.  Registered Shareholders                                         -9-


                                 ARTICLE VII

                   INDEMNIFICATION OF OFFICERS AND DIRECTORS

Section 1.  General.                                                       -10-

Section 2.  Insurance                                                      -10-


                                 ARTICLE VIII

                              GENERAL PROVISIONS

Section 1.  Dividends                                                      -11-

Section 2.  Reserves                                                       -11-

Section 3.  Fiscal Year                                                    -11-

Section 4.  Seal                                                           -11-

Section 5.  Annual Statement                                               -11-

Section 6.  Resignation                                                    -11-


                                   ARTICLE IX

                              AMENDMENTS TO BYLAWS

                                  ARTICLE I

                                   OFFICES

    Section 1.  Principal Office.  The principal office of the Corporation shall
    ----------  -----------------
be in Dallas County, Texas.

    Section 2.  Other Offices.  The Corporation may also have offices at such
    ----------  --------------
other places both within and without the State of Texas as the Board of Directors may from time to time determine or the business of the Corporation may require.

                                  ARTICLE II

                                 SHAREHOLDERS

    Section l.  Time and Place of Meetings.  Meetings of the shareholders shall
    ----------  ---------------------------
be held at such time and at such place, within or without the State of Texas, as shall be determined by the Board of Directors.

    Section 2.  Annual Meetings.  Annual meetings of shareholders shall be held
    ----------  ----------------
each calendar year on such date and at such time as is designated by the Board of Directors and stated in the notice of the meeting. At the annual meeting, the shareholders shall elect a Board of Directors and transact such other business as may properly be brought before the meeting.

    Section 3.  Special Meetings.  Special meetings of the shareholders may be
    ----------  -----------------
called at any time by the Chairman of the Board, Chief Executive Officer, President or the Board of Directors, and shall be called by the Chief Executive Officer or the Secretary at the request in writing of the holders of not less than twenty-five percent (25%) of the voting power represented by all of the shares issued, outstanding and entitled to be voted at the meeting, unless the Articles of Incorporation provide for a different percentage, in which event such provision of the Articles of Incorporation shall govern. Such request shall state the purpose or purposes of the proposed meeting. Business transacted at special meetings shall be confined to the purposes stated in the notice of the meeting.

    Section 4.  Notice.  Written or printed notice stating the place, day and
    ----------  -------
hour of any shareholders' meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) nor more than fifty (50) days before the date of the meeting, either personally or by mail, by or at the direction of the Chief Executive Officer, the Secretary or the officer or person calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail, postage prepaid, addressed to the shareholder at his address as it appears on the stock transfer books of the Corporation.

    Section 5.  Closing of Transfer Books and Fixing Record Date.  For the
    ----------  -------------------------------------------------
purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors of the Corporation may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, fifty (50) days. If the stock transfer books shall be closed for the purpose of determining shareholders, such books shall be closed for at least ten days immediately preceding such meeting. In lieu of closing the stock transfer books, the Board of Directors may f ix in advance a date as the record date for any such determination of shareholders, such date in any case to be not more than fifty (50) days and, in the case of a meeting of shareholders, not less than ten (10) days prior to the date on which the particular action requiring such determination of shareholders is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of shareholders entitled to notice of or to vote at a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination shall apply to any adjournment thereof except where the determination has been made through the closing of stock transfer books and the stated period of closing has expired.

    Section 6.  List of Shareholders.  The officer or agent of the Corporation
    ----------  ---------------------
having charge of the stock transfer books for shares of the Corporation shall make, at least ten days before each meeting of the shareholders, a complete list of the shareholders entitled to vote at such meeting or any adjournment thereof, arranged in alphabetical order, with the address of and the number of voting shares held by each, which list, for a period of ten days prior to such meeting, shall be kept on file at the registered office of the Corporation and shall be subject to inspection by any shareholder at any time during the usual business hours. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to the inspection of any shareholder during the whole time of the meeting. The original stock transfer books shall be prima facie evidence as to who are the shareholders entitled to examine such list or transfer books or to vote at any meeting of shareholders. Failure to comply with the requirements of this Section shall not affect the validity of any action taken at such meeting.

    Section 7.  Quorum.  The holders of shares having a majority of the voting
    ----------  -------
power represented by all issued and outstanding shares entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the shareholders for the transaction of business except as otherwise provided by the Articles of Incorporation or by the Texas Business Corporation Act (herein called the "Act"). In no event shall a quorum consist of the holders of less than one-third (1/3) of the shares entitled to vote and thus represented at such meeting. If, however, such quorum shall not be present or represented at any meeting of the shareholders, the shareholders entitled to vote, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified. once a quorum is constituted, the shareholders present or represented by proxy at a meeting may continue to transact business until adjournment, notwithstanding the subsequent withdrawal therefrom or refusal to vote of such number of shareholders as to leave less than a quorum.

    Section 8.  Voting.  When a quorum is present at any shareholders' meeting,
    ----------  -------
the affirmative vote of the holders of a majority of the shares entitled to vote on, and that voted for or against or expressly abstained with respect to, any question or matter brought before such meeting shall decide such question or matter and shall be the act of the shareholders' meeting, unless the affirmative vote of a greater number or portion of the shares entitled to vote is required by the Act, the Articles of Incorporation, or these Bylaws.

    Unless otherwise provided in the Articles of Incorporation or these Bylaws in accordance with the Act, directors of the Corporation shall be elected by a plurality of the votes cast by the holders of shares entitled to vote in the election of directors at a meeting of shareholders at which a quorum is present.

    At every meeting of the shareholders, each shareholder shall be entitled to such number of votes, in person or by proxy, for each share having voting power held by such shareholder, as is specified in the Articles of Incorporation or resolution of the Board of Directors creating such shares, except to the extent that the voting rights of the shares of any class or classes are limited or denied by the Articles of Incorporation. At each election for directors, every shareholder shall be entitled to cast, in person or by proxy, the number of votes to which the shares owned by him are entitled for as many persons as there are directors to be elected and for whose election he has a right to vote. Cumulative voting is prohibited by the Articles of Incorporation. Every proxy must be executed in writing by the shareholder or by his duly authorized attorney-in-fact. A telegram, telex, cablegram, or similar transmission by the shareholder, or a photographic, photostatic, facsimile, or similar reproduction of a writing executed by the shareholder, shall be treated as an execution in writing for the purposes of this Section S. No proxy shall be valid after eleven (11) months from the date of its execution unless otherwise provided therein. Each proxy shall be revocable unless (i) the proxy form conspicuously states that the proxy is irrevocable, and (ii) the proxy is coupled with an interest, as defined in the Act and other Texas laws.

    Shares standing in the name of another corporation may be voted by such officer, agent or proxy as the bylaws of such corporation may prescribe or, in the absence of such provision, as the Board of Directors of such corporation may determine.

    Shares held by an administrator, executor, guardian or conservator may be voted by him, either in person or by proxy, without a transfer of such shares into his name. Shares standing in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled to vote shares held by him without a transfer of such shares into his name as trustee.

    Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without being transferred into his name, if such authority is contained in an appropriate order of the court that appointed the receiver.

    A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred.

    Shares of the Corporation's stock owned by it or by another domestic or foreign corporation or entity, if a majority of the voting stock or voting interest of the other corporation or the other entity is owned or controlled by the Corporation, shall not be voted, directly or indirectly, at any meeting and shall not be counted in determining the total number of outstanding shares at any given time. Nothing in this Section 8 limits the right of the Corporation or any other domestic or foreign corporation or other entity to vote stock, including (without limitation) its own stock, held or controlled by it in a fiduciary capacity or with respect to which it otherwise exercises voting power in a fiduciary capacity.

    Section 9.  Action by Consent.  Any action required to be taken at a meeting
    ----------  ------------------
of the shareholders may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof.

    In addition, if the Articles of Incorporation so provide, any action required or permitted to be taken at a meeting of the shareholders may be taken without a meeting, without prior notice, and without a vote if a consent or consents in writing setting forth the action so taken, shall be signed by the holder or holders of shares having not less than the minimum number of votes that would be necessary to take such action at a meeting at which the holders of all shares entitled to vote on the action were present and voted. Prompt notice of the taking of any action by shareholders without a meeting by less than unanimous written consent shall be given to those who did not consent in writing to the action.

    Every written consent shall bear the date of signature of each shareholder who signs the consent. No written consent shall be effective to take the action that is the subject of the consent unless, within 60 days after the date of the earliest dated consent delivered to the Corporation as set forth below in this
Section 9, the consent or consents signed by the holder or holders of shares having not less than the minimum number of votes that would be necessary to take the action that is the subject of the consent are delivered to the Company by delivery to its registered office, its principal place of business, or an officer or agent of the Company having custody of the records in which proceedings of meetings of shareholders are recorded. Delivery shall be by hand or certified or registered mail, return receipt requested. Delivery to the Corporation's principal place of business shall be addressed to the President or the Chief Executive officer of the Company. A telegram, telex, cablegram, or similar facsimile, or similar reproduction of a writing signed by a shareholder, shall be regarded as signed by the shareholder for the purposes of this
Section 9.

    Section 10.  Presence at Meetings by Means of Communications Equipment.
    -----------  ----------------------------------------------------------
Shareholders may participate in and hold a meeting of the shareholders by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section 10 shall constitute presence in person at such meeting, except where a person participates in the meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened.

                                  ARTICLE III

                                   DIRECTORS

    Section 1.  Number of Directors.  The number of directors of the Corporation
    ----------  --------------------
shall be fixed from time to time by resolution of the Board of Directors, but in no case shall the number of directors be less than one. No decrease in the number of directors shall have the effect of reducing the term of any incumbent director. Directors shall be elected at each annual meeting of the shareholders, except as provided in Section 2 of this Article, and each director shall hold office until the annual meeting of shareholders following his election or until his successor is elected and qualified. Directors need not be residents of the State of Texas or shareholders of the Corporation.

    Section 2.  Vacancies.  Subject to other provisions of this Section 2, any
    ----------  ----------
vacancy occurring in the Board of Directors may be filled by election at an annual or special meeting of the shareholders called for that purpose or by the affirmative vote of a majority of the remaining directors, though the remaining directors may constitute less than a quorum of the Board of Directors as fixed by Section 8 of this Article III. A director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in of f ice. Any directorship to be filled by reason of an increase in the number of directors shall be filled by election at an annual meeting or at a special meeting of shareholders called for that purpose or may be filled by the affirmative vote of a majority of the Board of Directors for a term of office continuing only until the next election of one or more directors by the shareholders; provided that the Board of Directors may not fill more than two such directorships during the period between any two successive annual meetings of shareholders.

    Shareholders holding shares having a majority of the voting power represented by all issued and outstanding shares may, at any time and with or without cause, terminate the term of office of all or any of the directors by a vote at any annual or special meeting called for that purpose; provided that such removal shall be without prejudice to the contractual rights, if any, of such directors under any agreements with the Company. Such removal shall be effective immediately upon such shareholder action even if successors are not elected simultaneously, and the vacancies on the Board of Directors caused by such action shall be filled only by election by the shareholders.

    Section 3.  General Powers.  The business and affairs of the Corporation
    ----------  ---------------
shall be managed by its Board of Directors, which may exercise all of the powers of the Corporation and do all such lawful acts and things, as are not by the Act, the Articles of Incorporation or these Bylaws directed or required to be exercised or done by the shareholders.

    Section 4.  Place of Meetings.  The Board of Directors of the Corporation
    ----------  ------------------
may hold meetings, both regular and special, either within or without the State of Texas.

    Section 5.  Annual Meetings.  The first meeting of each newly elected Board
    ----------  ----------------
of Directors shall be held, without further notice, immediately following the annual meeting of shareholders at the same place, unless by the majority vote or unanimous consent of the directors then elected and serving, such time or place shall be changed.

    Section 6.  Regular Meetings.  Regular meetings of the Board of Directors
    ----------  -----------------
may be held with or without notice at such time and place as the Board of Directors may determine by resolution.

    Section 7.  Special Meetings.  Special meetings of the Board of Directors
    ----------  -----------------
may be called by or at the request of the Chief Executive Officer and shall be called by the Secretary on the written request of a majority of the incumbent directors. The person or persons authorized to call special meetings of the Board of Directors may fix the place for holding any special meeting of the Board of Directors called by them. Notice of any special meeting shall be given at least forty-eight (48) hours before such meeting if given either personally (including written notice delivered personally or telephone notice) or by telex, telecopy, telegram or other means of immediate communication, and at least seven (7) days previous before such meeting if given by written notice mailed to each director at the address of his business or residence. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice or waiver of notice of such meeting. If mailed, the notice shall be deemed to be delivered when deposited in the United States mail addressed, in the manner specified above, with postage thereon prepaid.

    If notice be given by telegram, such notice shall be deemed to be delivered when the telegram is delivered to the telegraph company. Any director may waive notice of any meeting, as provided in Article IV, Section 2 of these Bylaws.
The attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened.

    Section 8.  Quorum and Voting.  Subject to Section 9 of this Article III, at
    ----------  ------------------
all meetings of the Board of Directors, the presence of a majority of the number of directors fixed in Article III, Section 1, of these Bylaws shall be necessary and sufficient to constitute a quorum for the transaction of business, and the affirmative vote of at least a majority of the number of directors fixed in
Article III, Section 1 of these Bylaws and present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by the Act, the Articles of Incorporation or these Bylaws. If a quorum shall not be present at any meeting of directors, a majority of the directors present thereat may adjourn the meeting from time to time without notice other than announcement at the meeting, until a quorum shall be present.

    Section 9.  Approval of Certain Matters.  The affirmative vote of at least a
    ----------  ----------------------------
majority of the number of Directors specified in Article III, Section 1 of these Bylaws and present at any meeting shall be necessary to authorize the Corporation to:

    (i) enter into or engage in any material business other than the business activities then being conducted by the Corporation;

    (ii) acquire or agree to acquire, whether by merger, consolidation, acquisition of capital stock or assets or other means, an equity interest in, or operating assets of, any corporation, partnership, sole proprietorship or other entity; merge or consolidate with or agree to merge or consolidate with any corporation;

    (iv) sell or dispose of, or agree to sell or dispose of, all or a substantial part of the assets of the Corporation;

    (v) issue or agree to issue any securities (within the meaning of the Securities Act of 1933) of the Corporation;

    (vi) amend the Articles of Incorporation of the Corporation or these Bylaws; or

    (vii) take or approve any action the indirect effect of which would be to engage in any of the foregoing activities.

    Section 10.  Committees.  The Board of Directors may, by resolution adopted
    -----------  -----------
by a majority of the whole Board of Directors, designate one or more committees, each to consist of one or more directors, one of whom may be designated as Chairman and as such shall preside at all meetings of such committees. To the extent provided in the resolution of the Board of Directors, the committees so appointed shall have and may exercise all of the authority of the Board of Directors in the management of the business and affairs of the Corporation, except where action of the Board of Directors is required by the Act (particularly Article
2.36 thereof), by the Articles of Incorporation or by Section 9 of Article III of the Bylaws, but the designation of such committees and the delegation thereto of authority shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed upon it or him by law. The committees shall keep regular minutes of their proceedings and report the same to the Board of Directors when required. Any member of a committee may be removed, with or without cause, by the affirmative vote of a majority of the whole Board of Directors. If any vacancy or vacancies occur in the committees, such vacancy or vacancies shall be filled by the affirmative vote of a majority of the whole Board of Directors.

    Section 11.  Compensation of Directors.  Unless otherwise provided by
    -----------  --------------------------
resolution of the Board of Directors, directors, as such, shall not receive any stated salary for their services, but, by resolution of the Board of Directors, a fixed sum and expenses of attendance, if any, may be allowed for attendance at each regular or special meeting of the Board of Directors. Nothing herein contained shall be construed to preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. Members of any committee may, by resolution of the Board of Directors, be allowed like compensation for attending committee meetings.

    Section 12.  Action by Unanimous Consent.  Any action required or permitted
    -----------  ----------------------------
to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting if a written consent, setting forth the action so taken, is signed by all the members of the Board of Directors or the committee, as the case may be, and such written consent shall have the same force and effect as a unanimous vote at a meeting of the Board of Directors.

    Section 13.  Presence at Meetings by Means of Communications Equipment.
    -----------  ----------------------------------------------------------
Members of the Board of Directors of the Corporation or any committee designated by the Board of Directors, may participate in and hold a meeting of such board or committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section 13 shall constitute presence in person at such meeting, except where a person participates in the meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened.

                                  ARTICLE IV

                                    NOTICES

    Section 1.  Form of Notice.  Whenever under the provisions of the Act, the
    ----------  ---------------
Articles of Incorporation or these Bylaws, notice is required to be given to any director or shareholder, and no provision is made as to how such notice shall be given, it shall not be construed to mean personal notice exclusively, but any such notice may be given in writing, by mail, postage prepaid, addressed to such director or shareholder at such address as appears on the books of the Corporation. Any notice required or permitted to be given by mail shall be deemed to be given at the time when the same be thus deposited, postage prepaid, in the United States mail as aforesaid.

    Section 2.  Waiver.  Whenever any notice is required to be given to any
    ----------  -------
director or shareholder of the Corporation under the provisions of the Act, the Articles of Incorporation or these Bylaws, a waiver thereof in writing signed by the person or persons entitled to such notice, whether before or after the time stated in such notice, shall be equivalent to the giving of such notice.

    Section 3.  When Notice Unnecessary.  Whenever under the provisions of the
    ----------  ------------------------
Act, the Articles of Incorporation or these Bylaws, any notice is required to be given to any shareholder, such notice need not be given to the shareholder if
(i) notice of two consecutive annual meetings and all notices of meetings held during the period between those annual meetings, if any, or (ii) all (but in no event less than two) payments (if sent by first class mail) of distributions or interest on securities during a 12-month period have been mailed to that person, addressed at his address as shown on the records of the Corporation, and have been returned undeliverable. Any action or meeting taken or held without notice to such person shall have the same force and effect as if the notice had been duly given. If such a person delivers to the Corporation a written notice setting forth his then current address, the requirement that notice be given to that person shall be reinstated.

                                  ARTICLE V

                                   OFFICERS

    Section 1.  General.  The elected officers of the Corporation shall be a
    ----------  --------
Chairman of the Board, a President, a Secretary and a Treasurer. The Board of Directors may also elect or appoint a Chief Executive officer, one or more Vice Presidents, one or more Assistant Vice Presidents, one or more Assistant Secretaries and one or more Assistant Treasurers, all of whom shall also be officers. Two or more offices may be held by the same person.

    Section 2.  Election.  The Board of Directors shall elect the officers of
    ----------  ---------
the Corporation at each annual meeting of the Board of Directors. The Board of Directors may appoint such other officers and agents as it shall deem necessary and shall determine the salaries of all officers and agents from time to time. The officers shall hold office until their successors are chosen and qualified. No officer need be a member of the Board of Directors except the Chairman of the Board, if one be elected. Any officer elected or appointed by the Board of Directors may be removed, with or without cause, at any time by a majority vote of the whole Board; provided that such removal shall be without prejudice to the contractual rights, if any, of such officers under any employment contracts with the corporation. Election or appointment of an officer or agent shall not of itself create contract rights.

    Section 3.  Chairman of the Board.  Except as otherwise provided by the
    ----------  ----------------------
Board of Directors, the Chairman of the Board shall be the Chief Executive Officer of the Corporation and, subject to the provisions of these Bylaws, shall have general supervision of the affairs of the Corporation and shall have general and active control of all its business. He shall preside, when present, at all meetings of shareholders and at all meetings of the Board of Directors. He shall see that all orders and resolutions of the Board of Directors and the shareholders are carried into effect. He shall have general authority to execute bonds, deeds and contracts in the name of the Corporation and affix the corporate seal thereto; to sign stock certificates; to cause the employment or appointment of such employees and agents of the Corporation as the proper conduct of operations may require, and to fix their compensation, subject to the provisions of these Bylaws; to remove or suspend any employee or agent who shall have been employed or appointed under his authority or under authority of an officer subordinate to him; to suspend for cause, pending final action by the authority which shall have elected or appointed him, any officer subordinate to the Chairman of the Board; and, in general, to exercise all the powers and authority usually appertaining to the chief executive officer of a corporation, except as otherwise provided in these Bylaws.

    Section 4.  President.  In the absence of a Chairman of the Board or an
    ----------  ----------
elected or appointed Chief Executive Officer, the President shall be the ranking and Chief Executive Officer of the Corporation, and shall have the duties and responsibilities, and the authority and power, of the Chairman of the Board.
The President shall be the Chief Operating Officer of the Corporation and as such shall have, subject to review and approval of the Chairman of the Board, the responsibility for the operation of the Corporation and the authority of the Chairman of the Board.

    Section 5.  Vice Presidents.  In the absence of the President or in the
    ----------  ----------------
event of his inability or refusal to act, the Vice President (or in the event there be more than one, the Vice Presidents in the order designated or, in the absence of any designation, then in the order of their election) shall perform the duties of the President, and when so acting, shall have all the powers of and be subject to all the restrictions upon the President. The Vice Presidents shall perform such other duties and have such other powers as the Board of Directors, the Chief Executive Officer or the Chief Operating Officer may from time to time prescribe. The Vice President in charge of finance, if one is so elected, shall also perform the duties and assume the responsibilities described in Section 9 of this Article for the Treasurer, and shall report directly to the Chief Executive Officer of the Corporation.

    Section 6.  Assistant Vice Presidents.  In the absence of a Vice President
    ----------  --------------------------
or in the event of his inability or refusal to act, the Assistant Vice President (or, if there be more than one, the Assistant Vice Presidents in the order designated or, in the absence of any designation, then in the order of their election) shall perform the duties and exercise the powers of that Vice President, and shall perform such other duties and have such other powers as the Board of Directors, the Chief Executive Officer, the Chief Operating Officer or the Vice President under whose supervision he is appointed may from time to time prescribe.

    Section 7.  Secretary.  The Secretary shall attend all meetings of the Board
    ----------  ----------
of Directors and all meetings of the shareholders and record all the proceedings of the meetings of the corporation and of the Board of Directors in a book to be kept for that purpose and shall perform like duties for the Executive Committee or other standing committees when required. He shall give, or cause to be given, notice of all meetings of the shareholders and special meetings of the Board of Directors, and shall perform such other duties as may be prescribed by the Board of Directors or the Chief Executive Officer, under whose supervision he shall be. He shall have custody of the corporate seal of the Corporation and he, or an Assistant Secretary, shall have authority to affix the same to any instrument requiring it, and when so affixed, it may be attested by his signature or by the signature of such Assistant Secretary. The Board of Directors may give general authority to any other officer to affix the seal of the Corporation and to attest the affixing by his signature. The Secretary shall keep and account for all books, documents, papers and records of the Corporation except those for which some other officer or agent is properly accountable. He shall have authority to sign stock certificates and shall generally perform all the duties usually appertaining to the office of the secretary of a corporation.

    Section 8.  Assistant Secretaries.  In the absence of the Secretary or in
    ----------  ----------------------
the event of his inability or refusal to act, the Assistant Secretary (or, if there be more than one, the Assistant Secretaries in the order designated or, in the absence of any designation, then in the order of their appointment) shall perform the duties and exercise the powers of the Secretary and shall perform such other duties and have such other powers as the Board of Directors, the Chief Executive Officer or the secretary may from time to time prescribe.

    Section 9.  Treasurer.  The Treasurer (or the Vice President in charge of
    ----------  ----------
finance, if one is so elected) shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the Corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the Corporation in such depositories as may be designated by the Board of Directors. He shall disburse the funds of the Corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the Chief Executive Officer and the Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of all his transactions as Treasurer and of the financial condition of the Corporation. If required by the Board of Directors, he shall give the Corporation a bond (which shall be renewed every six years) in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration of the Corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the Corporation. The Treasurer shall be under the supervision of the Vice President in charge of finance, if one is so designated, and he shall perform such other duties as may be prescribed by the Board of Directors, the Chief Executive Officer or any such vice President in charge of finance.

    Section 10.  Assistant Treasurers.  The Assistant Treasurer or Assistant
    -----------  ---------------------
Treasurers shall assist the Treasurer, and in the absence of the Treasurer or in the event of his inability or refusal to act, the Assistant Treasurer (or, if there shall be more than one, the Assistant Treasurer in the order designated or, in the absence of any designation, then in the order of their appointment), shall perform the duties and exercise the powers of the Treasurer and shall perform such other duties and have such other powers as the Board of Directors, the Chief Executive Officer or the Treasurer may from time to time prescribe.

    Section 11.  Bonding.  If required by the Board of Directors, all or certain
    -----------  --------
of the officers shall give the corporation a bond, in such form, in such sum and with such surety or sureties as shall be satisfactory to the Board, for the faithful performance of the duties of their office and for the restoration to the Corporation, in case of their death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in their possession or under their control belonging to the Corporation.

                                  ARTICLE VI

                      CERTIFICATES REPRESENTING SHARES

    Section 1.  Form of Certificates.  The Corporation shall deliver
    ----------  ---------------------
certificates representing all shares to which shareholders are entitled. certificates representing shares of the Corporation shall be in such form as shall be approved and adopted by the Board of Directors and shall be numbered consecutively and entered in the books of the Corporation as they are issued. Each certificate shall state on the face thereof that the Corporation is organized under the laws of the State of Texas, the name of the registered holder, the number and class of shares, and the designation of the series, if any, which said certificate represents, and either the par value of the shares or a statement that the shares are without par value. Each certificate shall also set forth on the back thereof, a full or summary statement of matters required by the Act or the Articles of Incorporation to be described on certificates representing shares, and shall contain a statement on the face thereof referring to the matters set forth on the back thereof. Certificates shall be signed by the Chairman of the Board, President or any Vice President and the Secretary or any Assistant Secretary, and may be sealed with the seal of the Corporation or a facsimile thereof. If any certificate is countersigned by a transfer agent or registered by a registrar, either of which is other than the Corporation or an employee of the Corporation, the signatures of the Corporation's officers may be facsimiles. In case any officer or officers who have signed, or whose facsimile signature or signatures have been used on such certificate or certificates, shall cease to be such officer or officers of the Corporation, whether because of death, resignation or otherwise, before such certificate or certificates have been delivered by the Corporation or its agents, such certificate or certificates may nevertheless be issued and delivered as though the person or persons who signed the certificate or certificates or whose facsimile signature or signatures have been used thereon had not ceased to be such officer or officers of the Corporation.

    Section 2.  Lost Certificates.  The Corporation may direct that a new
    ----------  ------------------
certificate be issued in place of any certificate theretofore issued by the Corporation alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate to be lost or destroyed. When authorizing the issue of a new certificate, the Board of Directors, in its discretion and as a condition precedent to the issuance thereof, may require the owner of the lost or destroyed certificate, or his legal representative, to advertise the same in such manner as it shall require and/or give the Corporation a bond in such form, in such sum, and with such surety or sureties as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost or destroyed.

    Section 3.  Transfer of Shares.  Shares of stock shall be transferable only
    ----------  -------------------
on the books of the Corporation by the holder thereof in person or by his duly authorized attorney. Subject to any restrictions on transfer set forth in the Articles of Incorporation of the Corporation, these Bylaws or any agreement among shareholders to which this Corporation is a party or has notice, upon surrender to the Corporation or to the transfer agent of the Corporation of a certificate representing shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the Corporation or the transfer agent of the Corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

    Section 4.  Registered Shareholders.  The Corporation shall be entitled to
    ----------  ------------------------
recognize the holder of record of any share or shares of stock as the holder in fact thereof and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by law.

                                  ARTICLE VII

                   INDEMNIFICATION OF OFFICERS AND DIRECTORS

    Section 1.  General.  The Corporation shall indemnify persons who are or
    ----------  --------
were a director or officer of the Corporation both in their capacities as directors and officers of the Corporation and, if serving at the request of the Corporation as a director, officer, trustee, employee, agent or similar functionary of another foreign or domestic corporation, trust, partnership, joint venture, sole proprietorship, employee benefit plan or other enterprise, in each of those capacities, against any and all liability and reasonable expense that may be incurred by them in connection with or resulting from (a) any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, arbitrative or investigative, (b) an appeal in such an action, suit or proceeding, or (c) any inquiry or investigation that could lead to such an action, suit or proceeding, all to the full extent permitted by
Article 2.02-1 of the Act. The corporation shall pay or reimburse, in advance of the final disposition of the action, suit or proceeding, to all persons who are or were a director or officer of the Corporation all reasonable expenses incurred by such person who was, is, or is threatened to be made a named defendant or respondent in a proceeding to the full extent permitted by the Act. The Corporation shall indemnify persons who are or were an employee or agent of the Corporation, or persons who are not or were not employees or agents of the Corporation but who are or were serving at the request of the Corporation as a director, officer, trustee, employee, agent or similar functionary of another foreign or domestic corporation, trust, partnership, joint venture, sole proprietorship, employee benefit plan or other enterprise (collectively, along with the directors and officers of the Corporation, such persons are referred to herein as "Corporate Functionaries") against any and all liability and reasonable expense that may be incurred by them in connection with or resulting from (a) any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, arbitrative or investigative, (b) an appeal in such an action, suit or proceeding, or (c) any inquiry or investigation that could lead to such an action, suit or proceeding, to the extent required by Article 2.02-1 of the Act, and the Corporation may indemnify such persons to the extent permitted by the Act. The rights of indemnification provided for in this Article VII shall be in addition to all rights to which any Corporate Functionary may be entitled under any agreement or vote of shareholders or as a matter of law or otherwise.

    Section 2.  Insurance.  The Corporation may purchase or maintain insurance
    ----------  ----------
on behalf of any Corporate Functionary against any liability asserted against him and incurred by him in such a capacity or arising out of his status as a Corporate Functionary, whether or not the corporation would have the power to indemnify him or her against the liability under the Act or these Bylaws; provided, however, that if the insurance or other arrangement is with a person or entity that is not regularly engaged in the business of providing insurance coverage, the insurance or arrangement may provide for payment of a liability with respect to which the Corporation would not have the power to indemnify the person only if including coverage for the additional liability has been approved by the shareholders of the Corporation. Without limiting the power of the Corporation to procure or maintain any kind of insurance or arrangement, the Corporation may, for the benefit of persons indemnified by the Corporation, (i) create a trust fund, (ii) establish any form of self-insurance, (iii) secure its indemnification obligation by grant of any security interest or other lien on the assets of the Corporation, or (iv) establish a letter of credit, guaranty or surety arrangement. Any such insurance or other arrangement may be procured, maintained or established within the Corporation or its affiliates or with any insurer or other person deemed appropriate by the Board of Directors of the Corporation regardless of whether all or part of the stock or other securities thereof are owned in whole or in part by the Corporation. In the absence of fraud, the judgment of the Board of Directors of the Corporation as to the terms and conditions of such insurance or other arrangement and the identity of the insurer or other person participating in an arrangement shall be conclusive, and the insurance or arrangement shall not be voidable and shall not subject the directors approving the insurance or arrangement to liability, on any ground, regardless of whether directors participating in approving such insurance or other arrangement shall be beneficiaries thereof.

                                 ARTICLE VIII

                              GENERAL PROVISIONS

    Section 1.  Dividends.  Dividends upon the outstanding shares of the
    ----------  ----------
Corporation, subject to the provisions of the Act and the Articles of Incorporation and any agreements or obligations of the Corporation, if any, may be declared by the Board of Directors at any regular or special meeting. Dividends may be declared and paid in cash, in property, or in shares of the Corporation, provided that all such declarations and payments of dividends shall be in strict compliance with all applicable laws and the Articles of Incorporation. The Board of Directors may fix in advance a record date for the purpose of determining shareholders entitled to receive payment of any dividend, such record date to be not more than fifty (50) days prior to the payment date of such dividend. In the absence of any action by the Board of Directors, the date upon which the Board of Directors adopts the resolution declaring such dividend shall be the record date.

    Section 2.  Reserves.  There may be created by resolution of the Board of
    ----------  ---------
Directors out of the earned surplus of the corporation such reserve or reserves as the Board of Directors from time to time, in its discretion, deems proper to provide for contingencies, or to equalize dividends, or to repair or maintain any property of the Corporation, or for such other proper purpose as the Board shall deem beneficial to the Corporation, and the Board may modify or abolish any reserve in the same manner in which it was created.

    Section 3.  Fiscal Year.  The fiscal year of the Corporation shall be
    ----------  ------------
determined by the Board of Directors.

    Section 4.  Seal.  The Corporation shall have a seal which may be used by
    ----------  -----
causing it or a facsimile thereof to be impressed or affixed or in any manner reproduced. Any officer of the Corporation shall have authority to affix the seal to any document requiring it.

    Section 5.  Annual Statement.  Upon thirty (30) days, prior written request
    ----------  -----------------
of any shareholder, the Board of Directors of the Corporation shall mail or cause to be mailed to each shareholder of record, at least ten (10) days before each annual meeting of shareholders, a full and clear statement of the business and financial condition of the Corporation, including a reasonably detailed balance sheet, income statement and surplus statement, all prepared in conformity with generally accepted accounting principles applied on a consistent basis and certified by the President of the Corporation.

    Section 6.  Resignation.  Any director, officer or agent of the Corporation
    ----------  ------------
may resign by giving written notice to the President or the Secretary. The resignation shall take effect at the time specified therein, or immediately if no time is specified therein. Unless specified in such notice, the acceptance of such resignation shall not be necessary to make it effective.

                                  ARTICLE IX

                             AMENDMENTS TO BYLAWS

    These Bylaws may be altered, amended, modified or repealed, or new Bylaws may be adopted at any meeting of the Board of Directors in accordance with
Article III, Section 9 of these Bylaws.