Form 10-Q
period 1998-03-31
ACE CASH EXPRESS INC/TX
filed 1998-05-05
CIK 849116

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                   _______________

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Yes     X     No _____
    --------

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                 Outstanding as of April 29, 1998
             -----                 --------------------------------
             Common Stock                9,805,953 shares

                             ACE CASH EXPRESS, INC.


PART I.    FINANCIAL INFORMATION                                        PAGE NO.
Item 1.    Interim Consolidated Financial Statements:

           Consolidated Balance Sheets as of
           March 31, 1998 and June 30, 1997                                    3

           Interim Unaudited Consolidated Statements of Earnings for the
           Three Months and Nine Months Ended March 31, 1998 and 1997          4

           Interim Unaudited Consolidated Statements of Cash Flows
           for the Nine Months Ended March 31, 1998 and 1997                   5

           Notes to Interim Consolidated Financial Statements                  6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         13


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  13

Item 2.    Changes in Securities                                              13

Item 3.    Defaults Upon Senior Securities                                    13

Item 4.    Submission of Matters to a Vote of Security Holders                13

Item 5.    Other Information                                                  13

Item 6.    Exhibits and Reports on Form 8-K                                   13

                                       2

                         PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                       ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share and per share data)

                                                              MARCH 31,        JUNE 30,
                                                            -----------------------------
                                                                1998             1997
                                                            ------------     ------------
                                                            (unaudited)
                        ASSETS

Cash and cash equivalents                                   $     59,824     $     55,494
Accounts and notes receivable, net                                 7,507            7,459
Prepaid expenses                                                     748              573
Inventories                                                        1,866            2,052
Property and equipment, net                                       25,069           23,920
Covenants not to compete, net                                      2,437            2,775
Excess of purchase price over fair value of assets acquired,
  net                                                             29,444           28,469
Other assets                                                       3,369            3,608
                                                            ------------     ------------
                                                            $    130,264     $    124,350
                                                            ============     ============
          LIABILITIES AND SHAREHOLDERS' EQUITY

Money order principal payable                               $     49,649     $     41,281
Revolving advances from money order supplier                         605            7,166
Accounts payable and accrued liabilities                          10,944           11,031
Notes payable                                                        130              637
Senior secured notes payable                                      20,702           20,231
Term advances from money order supplier                            7,598            8,209
Other liabilities                                                  4,336            4,739

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1 par value, 1,000,000 shares authorized,
  none issued and outstanding                                          -                -
Common stock, $.01 par value, 20,000,000 shares authorized,
  9,786,528 and 9,668,612 shares issued and outstanding,
  respectively                                                        98               96
Additional paid-in capital                                        19,790           19,130
Retained earnings                                                 16,412           11,830
                                                            ------------     ------------
  Total shareholders' equity                                      36,300           31,056
                                                            ------------     ------------
                                                            $    130,264     $    124,350
                                                            ============     ============

          See notes to the interim consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS


                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     MARCH 31,             MARCH 31,
                                                ------------------    ------------------
                                                  1998      1997        1998      1997
                                                --------  --------    --------  --------
                                                  (in thousands, except per share data)
Revenues                                        $ 29,340  $ 26,218    $ 74,159  $ 65,337

Store expenses:
  Salaries and benefits                            7,925     7,157      20,802    18,966
  Occupancy                                        3,877     3,598      11,364    10,292
  Depreciation                                     1,036       858       2,983     2,441
  Other                                            4,966     4,787      14,747    13,139
                                                --------  --------    --------  --------
Total store expenses                              17,804    16,400      49,896    44,838
                                                --------  --------    --------  --------
Store gross margin                                11,536     9,818      24,263    20,499
Region expenses                                    2,107     1,920       6,054     5,479
Headquarters expenses                              2,278     1,981       5,318     4,616
Franchise expenses                                   286       241         729       767
Other depreciation and amortization                  877       776       2,569     2,162
Interest expense, net                                738       623       1,903     1,736
Other expenses                                         4        45          54        88
                                                --------  --------    --------  --------
Income before income taxes                         5,246     4,232       7,636     5,651
Income taxes                                       2,098     1,663       3,054     2,219
                                                --------  --------    --------  --------
Net income                                      $  3,148  $  2,569    $  4,582  $  3,432
                                                ========  ========    ========  ========

Basic earnings per share                        $   0.32  $   0.27    $   0.47  $   0.36
                                                ========  ========    ========  ========
Weighted average number of common shares
  outstanding - basic EPS                          9,779     9,595       9,736     9,538
                                                ========  ========    ========  ========

Diluted earnings per share                      $   0.31  $   0.26    $   0.45  $   0.35
                                                ========  ========    ========  ========
Weighted average number of common and common
  equivalent shares outstanding - diluted EPS     10,239     9,900      10,152     9,812
                                                ========  ========    ========  ========

          See notes to the interim consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED
                                                                      MARCH 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                                   (in  thousands)
Cash flows from operating activities:
Net income                                                    $    4,582    $    3,432
   Adjustments to reconcile net income to net cash provided
     by operating activities:
   Depreciation and amortization                                   5,557         4,614
   Recognition of deferred revenue                                (1,165)         (989)
Changes in assets and liabilities:
   Accounts and notes receivable, net                                (48)       (2,370)
   Prepaid expenses                                                 (175)          (83)
   Inventories                                                       186         1,020
   Other assets                                                     (211)         (875)
   Accounts payable and other liabilities                          1,146         4,674
                                                              ----------    ----------
          Net cash provided by operating activities                9,872         9,423

Cash flows from investing activities:
   Purchases of property and equipment, net                       (3,618)       (3,444)
   Cost of net assets acquired                                    (3,275)       (9,996)
   Proceeds from disposition of net assets held for sale               -         2,490
                                                              ----------    ----------
          Net cash used by investing activities                   (6,893)      (10,950)

Cash flows from financing activities:
   Net borrowings from money order supplier                        1,807         3,449
   Borrowings of senior secured notes payable                          -        20,587
   Term advances from money order supplier                           708         8,335
   Payments of term advances from money order supplier            (1,319)      (19,740)
   Net decrease in notes payable                                    (507)       (1,676)
   Proceeds from stock options exercised                             662           420
                                                              ----------    ----------
          Net cash provided by financing activities                1,351        11,375
                                                              ----------    ----------
Net increase in cash and cash equivalents                          4,330         9,848
Cash and cash equivalents, beginning of period                    55,494        56,603
                                                              ----------    ----------
Cash and cash equivalents, end of period                      $   59,824    $   66,451
                                                              ==========    ==========


Supplemental disclosures of cash flows information:
   Interest paid                                              $    1,502    $    1,174
   Income taxes paid                                               1,259         3,040

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


2. SUBSEQUENT EVENTS

NEW MONEY ORDER AGREEMENT

    In April 1998, the Company signed a new money order agreement with Travelers Express Company, Inc. ("Travelers Express"), to become effective January 1, 1999. This agreement will replace the existing money order agreement with First Data Corporation that expires December 31, 1998. Under the new five-year agreement, the Company will exclusively sell Travelers Express money orders that bear the Company's logo. The Company also signed a five-year agreement with Travelers Express, effective immediately, to offer an electronic bill-payment service to the Company's customers. In conjunction with these two agreements, the Company received $3 million from Travelers Express in April 1998 and is entitled to receive an additional $400,000 per year for the next five years.
The total $5 million from Travelers Express will be amortized evenly over the five-year term of the agreements beginning January 1999.

BANK FINANCING COMMITMENTS

    In April 1998, the Company received a commitment from Wells Fargo Bank (Texas) National Association to act as lead agent and a commitment from Chase Bank of Texas, N.A. to act as co-agent, to syndicate senior secured credit facilities that will provide $110 million of financing to the Company. The commitments contemplate a revolving-line-of-credit facility of $80 million, to be used for working capital and general corporate purposes, and a term-loan facility of $30 million, to be used to refinance its current term loan. In the future, the Company will have the ability to utilize the term facility to fund acquisitions and provide capital for internal expansion. It is expected that the facility will close within the next three months and be available on January 1, 1999, upon the commencement of the new money order agreement.

                            SUPPLEMENTAL STATISTICAL DATA - COMPANY-OWNED STORES


                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                           MARCH 31,           MARCH 31,          YEAR ENDED JUNE 30,
                                        ---------------    ---------------    ---------------------------
                                         1998     1997      1998     1997       1997      1996      1995
                                        ------   ------    ------   ------    -------   -------   -------
                                          (unaudited)        (unaudited)
COMPANY OPERATING AND STATISTICAL DATA:

Company-owned stores in operation:
  Beginning of period                      644      592       617      544        544       452       343
  Acquired                                   5        9        12       43         46        69        77
  Opened                                     9        4        36       29         45        33        40
  Closed                                     -       (4)       (7)     (15)       (18)      (10)       (8)
                                        ------   ------    ------   ------    -------   -------   -------
  End of period                            658      601       658      601        617       544       452
                                        ======   ======    ======   ======    =======   =======   =======

Percentage increase in comparable
 store revenues from prior period:
Exclusive of tax-related revenues (1)     6.8%     5.0%      7.1%     6.4%       5.5%      4.1%      2.9%
 Total (2)                                5.0%     9.6%      6.2%     8.0%       6.3%      4.7%      1.6%

Capital expenditures
 (in thousands)                         $  968   $1,258    $3,618   $3,444    $ 4,868   $ 3,435   $ 4,187
Cost of net assets acquired
 (in thousands)                         $1,296   $2,087    $3,275   $7,711    $10,766   $14,432   $14,000

---------------------------------------------------------------------------------------------------------

OPERATING DATA:

Face amount of checks cashed (in
 millions)                              $  827   $  762    $2,170   $1,947    $ 2,621   $ 2,144   $ 1,567
Face amount of money orders
 sold (in millions)                     $  486   $  475    $1,381   $1,356    $ 1,812   $ 1,531   $ 1,213
Face amount of money orders
 sold as a percentage of the face
 amount of checks cashed                 58.8%    62.3%     63.6%    69.6%      69.1%     71.4%     77.4%
Face amount of average check            $  346   $  333    $  306   $  292    $   291   $   285   $   284
Average fee per check                   $ 8.86   $ 8.59    $ 7.33   $ 7.08    $  6.97   $  6.81   $  6.79
Number of checks cashed
 (in thousands)                          2,388    2,291     7,093    6,661      9,020     7,535     5,516
Number of money orders sold
 (in thousands)                          3,673    3,539    10,555   10,161     13,608    11,835     9,334

---------------------------------------------------------------------------------------------------------

COLLECTIONS DATA:

Face amount of returned checks
 (in thousands)                         $2,384   $2,652    $7,865   $7,699    $10,399   $ 8,661   $ 6,206
Collections (in thousands)               1,562    1,627     4,748    4,725      6,554     5,004     3,786
                                        ------   ------    ------   ------    -------   -------   -------
Net write-offs (in thousands)           $  822   $1,025    $3,117   $2,974    $ 3,845   $ 3,657   $ 2,420
                                        ======   ======    ======   ======    =======   =======   =======

Collections as a percentage of
 returned checks                         65.5%    61.3%     60.4%    61.4%      63.0%     57.8%     61.0%
Net write-offs as a percentage of
 revenues                                 2.8%     3.9%      4.2%     4.6%       4.4%      5.3%      5.1%
Net write-offs as a percentage of
 the face amount of checks cashed         .10%     .13%      .14%     .15%       .15%      .17%      .15%



(1) Change in revenues computed excluding electronic tax filing and tax refund check cashing for both periods compared.
(2) Calculated based on the changes in revenues of all stores open for both of the full year and nine-month periods compared.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


REVENUE ANALYSIS
----------------------------------------------------------------------------------------------------------
                               THREE MONTHS ENDED MARCH 31,              NINE MONTHS ENDED MARCH 31,
                          --------------------------------------    --------------------------------------
                          (IN THOUSANDS) (PERCENTAGE OF REVENUE)    (IN THOUSANDS) (PERCENTAGE OF REVENUE)
                            1998      1997      1998      1997        1998      1997      1998      1997
                          --------  --------  --------  --------    --------  --------  --------  --------
Check fees                $ 14,579  $ 13,425    49.7%     51.2%     $ 45,159  $ 40,622    60.9%     62.2%
Tax check fees               6,579     6,252    22.4      23.8         6,868     6,566     9.3      10.0
Loan fees and interest       2,638     1,472     9.0       5.6         6,984     4,042     9.4       6.2
Money transfer services      1,610     1,404     5.5       5.4         4,483     4,294     6.0       6.6
Bill payment services        1,197       637     4.1       2.4         2,752     1,571     3.7       2.4
Money order sales              750       729     2.6       2.8         2,149     2,063     2.9       3.2
New customer fees              583       606     2.0       2.3         1,669     1,535     2.3       2.3
Franchise revenues             273       285     0.9       1.1         1,176       901     1.6       1.4
Electronic tax filings         235       291     0.8       1.1           242       299     0.3       0.5
Other fees                     896     1,117     3.0       4.3         2,677     3,444     3.6       5.2
                          --------  --------  --------  --------    --------  --------  --------  --------
Total revenues            $ 29,340  $ 26,218   100.0%    100.0%     $ 74,159  $ 65,337   100.0%    100.0%
                          ========  ========  ========  ========    ========  ========  ========  ========

Average revenue per
 store                    $   45.1  $   44.0                        $  116.3  $  114.1

                               QUARTER COMPARISON

Total revenues increased $3.1 million, or 12%, from $26.2 million in the third quarter of fiscal 1997 to $29.3 million in the third quarter of fiscal 1998. This revenue growth resulted, in part, from a $1.1 million, or 5%, increase in comparable store revenues (518 stores). The balance of the increase, $2.0 million, resulted from stores which were opened or acquired after June 30, 1996, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 57, or 9%, from 601 stores opened at March 31, 1997, to 658 stores opened at March 31, 1998. The increase in total check cashing fees accounted for 47% of the total revenue increase. Check cashing fees increased $1.5 million, or 8%, from the $19.7 million in the third quarter of fiscal 1997 to $21.2 million in the third quarter of fiscal 1998. This increase resulted from a 4% increase in the total number of checks cashed and a 4% increase in the face amount of the average check.

Loan fees and interest increased $1.2 million, or 79%, primarily as a result of an increase in the number of loans per store and an increase in the number of stores offering the loan products. The number of stores offering the Company's loan products increased to 274 Company-owned stores at March 31, 1998, as compared to 170 stores at March 31, 1997. Bill payment services increased $0.6 million, or 88%, as a result of offering new products, including prepaid local telephone services in certain markets, and as a result of signing additional bill payment agreements. Other fees decreased $0.2 million, or 20%, as a result of decreases in food stamp distribution revenue and other miscellaneous product revenue.

                               NINE MONTH COMPARISON

Total revenues increased $8.8 million, or 14%, from $65.3 million in the first nine months of fiscal 1997 to $74.2 million in the first nine months of fiscal 1998. This revenue growth resulted, in part, from a $3.6 million, or 6.2%, increase in comparable store revenues (518 stores). The balance of the increase, $5.2 million, resulted from stores which were opened or acquired after June 30, 1996, and were therefore not open for both of the full periods compared. The increase in total check cashing fees accounted for 55% of the total revenue increase. Check cashing fees increased $4.8 million, or 10%, from $47.2 million in the first nine months of fiscal 1997 to $52.0 million in the first nine months of fiscal 1998. This increase resulted from a 6% increase in the total number of checks cashed and a 5% increase in the face amount of the average check.

Loan fees and interest increased $2.9 million, or 73%, primarily as a result of an increase in the number of loans per store and an increase in the number of stores offering the loan products. The number of stores offering the Company's loan products increased to 274 Company-owned stores at March 31, 1998, as compared to 170 stores at March 31, 1997. Bill payment services increased $1.2 million, or 75%, as a result of offering new products, including prepaid local telephone services in certain markets, and as a result of signing additional bill payment agreements. Franchise revenues increased $0.3 million, or 31%, primarily as a result of additional initial franchise fees. During the nine months ended March 31, 1998, 32 franchised stores were opened, compared to the 21 franchised stores opened during the nine months ended March 31, 1997. Other fees decreased $0.8 million, or 22%, as a result of decreases in food stamp distribution revenue and other miscellaneous product revenue.


STORE EXPENSE ANALYSIS
----------------------------------------------------------------------------------------------------------
                               THREE MONTHS ENDED MARCH 31,              NINE MONTHS ENDED MARCH 31,
                          --------------------------------------    --------------------------------------
                          (IN THOUSANDS) (PERCENTAGE OF REVENUE)    (IN THOUSANDS) (PERCENTAGE OF REVENUE)
                            1998      1997      1998      1997        1998      1997      1998      1997
                          --------  --------  --------  --------    --------  --------  --------  --------
Salaries and benefits     $  7,925  $  7,157    27.0%     27.3%     $ 20,802  $ 18,966    28.0%     29.0%
Occupancy                    3,877     3,598    13.2      13.7        11,364    10,292    15.3      15.8
Armored and security         1,120       959     3.8       3.7         3,090     2,577     4.2       3.9
Returns and cash shorts      1,357     1,555     4.6       5.9         4,716     4,545     6.4       7.0
Loan losses                    542       245     1.9       1.0         1,390       896     1.9       1.4
Depreciation                 1,036       858     3.5       3.3         2,983     2,441     4.0       3.7
Other                        1,947     2,028     6.7       7.7         5,551     5,121     7.5       7.8
                          --------  --------  --------  --------    --------  --------  --------  --------
Total store expenses      $ 17,804  $ 16,400    60.7%     62.6%     $ 49,896  $ 44,838    67.3%     68.6%
                          ========  ========  ========  ========    ========  ========  ========  ========

Average per store
 expense                  $   27.3  $   27.5                        $   78.3  $   78.3

                               QUARTER COMPARISON

Total store expenses increased $1.4 million, or 9%, in the third quarter of fiscal 1998 over the third quarter of fiscal 1997. Total store expenses decreased as a percentage of revenues, however, from 62.6% in the third quarter of fiscal 1997 to 60.7% in the third quarter of fiscal 1998. Salaries and benefits expenses, occupancy costs, and armored and security expenses increased, primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages decreased 13% in the fiscal 1998 quarter, as compared to the same quarter in fiscal 1997. Returned checks, net of collections, and cash shortages decreased as a percentage of revenues, to 4.6% in the third quarter of fiscal 1998 from 5.9% in the third quarter of fiscal 1997. Loan losses increased $0.3 million in the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997, as a result of the increased volume of loans made.

                               NINE MONTH COMPARISON

Total store expenses increased $5.1 million, or 11%, from the first nine months of fiscal 1997 to the first nine months of fiscal 1998. Total store expenses decreased as a percentage of revenues, however, from 68.6% in the first nine months of fiscal 1997 to 67.3% in the first nine months of fiscal 1998. Salaries and benefits expenses, occupancy costs, and armored and security expenses increased, primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $0.2 million, or 4%, in the first nine months of fiscal 1997 to the first nine months of fiscal 1998. Returned checks, net of collections, and cash shortages decreased as a percentage of revenues, from 7.0% in the first nine months of fiscal 1997 to 6.4% in the first nine months of fiscal 1998. Loan losses increased $0.5 million in the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997, as a result of the increased volume of loans made. Other store expenses increased $0.4 million, or 8%, primarily as a result of the increased number of stores in operation.


OTHER EXPENSE ANALYSIS
----------------------------------------------------------------------------------------------------------
                               THREE MONTHS ENDED MARCH 31,              NINE MONTHS ENDED MARCH 31,
                          --------------------------------------    --------------------------------------
                          (IN THOUSANDS) (PERCENTAGE OF REVENUE)    (IN THOUSANDS) (PERCENTAGE OF REVENUE)
                            1998      1997      1998      1997        1998      1997      1998      1997
                          --------  --------  --------  --------    --------  --------  --------  --------
Region expenses           $  2,107  $  1,920     7.2%      7.3%     $  6,054  $ 5,479      8.1%      8.4%
Headquarters expenses        2,278     1,981     7.8       7.6         5,318    4,616      7.2       7.1
Franchise expenses             286       241     1.0       0.9           729      767      1.0       1.2
Other depreciation and
amortization                   877       776     3.0       3.0         2,569    2,162      3.4       3.3
Interest expense               738       623     2.5       2.4         1,903    1,736      2.6       2.7
Other expenses                   4        45     0.0       0.2            54       88      0.1       0.1

                                       9

                               QUARTER COMPARISON

Region Expenses

Region expenses increased $0.2 million, or 10%, in the third quarter of fiscal 1998 over the third quarter of fiscal 1997, primarily due to the addition of region personnel and the organization of a centralized loan operations group. Region expenses decreased slightly as a percentage of revenues, from 7.3% in the third quarter of fiscal 1997 to 7.2% in the third quarter of fiscal 1998.

Headquarters Expenses

Headquarters expenses increased $0.3 million, or 15%, in the third quarter of fiscal 1998 over the third quarter of fiscal 1997, principally as a result of increased salaries and benefits expenses.

Franchise Expenses

Franchise expenses remained relatively unchanged for the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997.

Other Depreciation and Amortization

Other depreciation and amortization increased $0.1 million, or 13%, in the third quarter of fiscal 1998 from the third quarter of fiscal 1997, principally due to increased depreciation for new capital expenditures.

Interest Expense

Interest expense, net of interest income, increased $0.1 million, or 18%, in the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997. This increase was principally the result of increased borrowings used to finance store acquisitions. The Term Advances from the Money Order Supplier bear interest at the prime rate plus one percent, currently 9.5%, and the Senior Secured Notes bear interest at 9.03% per year.

Income Taxes

A total of $2.1 million was provided for income taxes in the third quarter of fiscal 1998, compared to $1.7 million in the third quarter of fiscal 1997. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill.

                               NINE MONTH COMPARISON

Region Expenses

Region expenses increased $0.6 million, or 10%, in the nine-month period of fiscal 1998 over the comparable nine-month period of fiscal 1997, primarily due to the addition of region personnel and centralized loan operations. Region expenses decreased as a percentage of revenues, from 8.4% in first nine months of fiscal 1997 to 8.1% in the first nine months of fiscal 1998.

Headquarters Expenses

Headquarters expenses increased $0.7 million, or 15%, in the first nine months of fiscal 1998 over the first nine months of fiscal 1997, principally as a result of increased salaries and benefits expenses. Headquarters expenses increased slightly as a percentage of revenues, from 7.1% in the first nine months of fiscal 1997 to 7.2% in the first nine months of fiscal 1998.

Franchise Expenses

Franchise expenses remained relatively unchanged for the first nine months of fiscal 1998, compared to the first nine months of fiscal 1997.

Other Depreciation and Amortization

Other depreciation and amortization increased $0.4 million, or 19%, in the first nine months of fiscal 1998 over the first nine months of fiscal 1997, principally due to increased depreciation for new capital expenditures.

Interest Expense

Interest expense, net of interest income, increased $0.2 million in the first nine months of fiscal 1998 over the first nine months of fiscal 1997. This increase was principally the result of an increase in borrowings used to finance store acquisitions. The Term Advances from the Money Order Supplier bear interest at the prime rate plus one percent, currently 9.5%, and the Senior Secured Notes bear interest at 9.03% per year.

Income Taxes

A total of $3.1 million was provided for income taxes in the first nine months Of fiscal 1998, compared to $2.2 million in the first nine months of fiscal 1997. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill.


BALANCE SHEET VARIATIONS

Cash and cash equivalents, the money order principal payable, and the revolving advances from the Money Order Supplier vary because of seasonal and day-to-day requirements resulting from maintaining cash for cashing checks and making loans, receipts of cash from the sale of money orders, loan volume, and remittances on money orders sold. For the nine months ended March 31, 1998, cash and cash equivalents increased $4.3 million, compared to an increase of $9.8 million for the nine months ended March 31, 1997.

Net property and equipment increased $1.1 million, and the excess purchase price over the fair value of net assets acquired increased $1.0 million, for the nine months ended March 31, 1998, as a result of the 12 stores acquired and the 36 stores opened during the nine months ended March 31, 1998, offset by related depreciation and amortization.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

During the nine months ended March 31, 1998 and 1997, the Company had net cash provided by operating activities of $9.9 million and $9.4 million, respectively.

Cash Flows from Investing Activities

During the nine months ended March 31, 1998 and 1997, the Company used $3.6 million and $3.4 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Capital expenditures related to acquisitions amounted to $3.3 million and $10.0 million, respectively, for the nine months ended March 31, 1998 and 1997. In addition, during the nine months ended March 31, 1997, the Company received $2.5 million proceeds from the disposition of net assets held for sale.

Cash Flows from Financing Activities

During the nine months ended March 31, 1998 and 1997, the Company had net cash provided by financing activities of $1.4 million and $11.4 million, respectively. The $11.4 million net cash provided by financing activities for the nine months of fiscal 1997 reflects the indebtedness represented by the Company's 9.03% Senior Secured Notes. During the nine months ended March 31, 1998, the Company borrowed $1.8 million revolving advances from the Money Order Supplier. Additionally, the Company reduced its Term Advances by $0.6 million, paid $0.5 million of certain notes payable, and received $0.7 million for the exercise of stock options during the nine months ended March 31, 1998.

Under the provisions of the Company's agreement with the Money Order Supplier regarding advances for the acquisition and construction of additional locations ("Term Advances"), the principal amount of each Term Advance is to be paid in equal monthly installments on a 60-month amortization through December 1998, at which time the remaining principal is due. As of March 31, 1998, approximately $10.9 million of the total $18.5 million of Term Advances commitment was available for acquisition and construction of additional locations. Interest on the Term Advances accrues at the prime rate plus one percent, which currently totals 9.5%.

The interest on revolving advances from the Money Order Supplier accrues at a per annum rate of 1.5% over the prime rate, which currently totals 10%. The total amount of deferred money order remittances payable to the Money Order Supplier may not exceed the Company's cash balances and cash equivalents (including checks cashed by the Company that are being processed for payment).

The principal amount of the Company's outstanding 9.03% Senior Secured Notes is due in five equal annual installments of $4 million each, beginning November 15, 1999. Interest payments are due semiannually, on each May 15 and November 15, until maturity on November 15, 2003.

New Money Order Agreement and Bank Financing Commitments

The Company's existing agreement with the Money Order Supplier (the "Existing Money Order Agreement"), through which the Company obtains its supply of money orders and substantial amounts of financing (in the form of deferred money order remittances, revolving advances, and Term Advances), expires December 31, 1998. Management of the Company therefore has had preliminary discussions with the Money Order Supplier, other money order suppliers, and banks about arrangements to replace the Existing Money Order Agreement when it expires. Through those discussions, management determined that it would be possible for the Company to reduce its net financing costs by establishing separate arrangements for money orders and for debt financing.

Accordingly, in April 1998, the Company signed a money order agreement with Travelers Express Company, Inc. ("Travelers Express") to become effective January 1, 1999 (the "New Money Order Agreement"), upon the expiration of the Existing Money Order Agreement. Under the New Money Order Agreement, which has a five-year term, the Company will be obligated to sell Travelers Express money orders (which also bear the Company's logo) exclusively. The New Money
Order Agreement is contingent on the Company's entering into agreements with one or more banks or financing sources to obtain financing and on the integration of the rights of Travelers Express with the rights of those secured lenders and the holder of the Company's 9.03% Senior Secured Notes.

In April 1998, the Company also signed a five-year agreement with Travelers Express to offer an electronic bill-payment service to the Company's customers, effective January 1, 1999. In conjunction with signing this agreement and the New Money Order Agreement, the Company received $3 million from Travelers Express in April 1998 and will be entitled to receive an additional $400,000 per year for the next five years. The total $5 million from Travelers Express will be amortized evenly over the five-year term of the agreements beginning January 1999. If the New Money Order Agreement does not become effective on January 1, 1999, the Company will be obligated to repay the $3 million, plus interest thereon accrued at the prime rate from April 1998. In addition, if the New Money Order Agreement is terminated under certain circumstances before the expiration of its five-year term, the Company will be obligated to repay a portion (based on a weekly proration) of the money received from Travelers Express, without interest.

Also in April 1998, the company received a commitment from Wells Fargo Bank (Texas) National Association to act as lead agent, and a commitment from Chase Bank of Texas, N.A. to act as co-agent, to syndicate senior secured credit facilities that will provide $110 million of financing to the Company effective January 1, 1999. The commitments contemplate a revolving-line-of-credit facility of $80 million, to be used for working capital and general corporate purposes, and a term-loan facility of $30 million, to be used for acquisitions and opening new locations. In the aggregate, the banks have also committed to provide $75 million of the $110 million credit facilities. The commitments are subject to typical conditions, including (without limitation) the completion of the syndicate and the negotiation, preparation, and signing of satisfactory secured loan documents. The Company and those banks have just begun to negotiate and prepare the necessary secured loan documents. The Company intends to complete the negotiations and preparation of, and to sign, those documents (to become effective January 1, 1999) within the next three months.

OPERATING TRENDS

Seasonality

The Company's business is seasonal during the third quarter of each fiscal year, because of the impact of cashing tax refund checks and two other tax-related services--electronic tax filing and processing applications for refund anticipation loans.

IMPACT OF INFLATION

The Company believes that the results of its operations are not dependent upon the levels of inflation.

FORWARD-LOOKING STATEMENTS

This Report may contain, and from time to time the Company or certain of its representatives may make, "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as "anticipate," "expect," "estimate," "believe," "intend," and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company's control and may not even be predictable. Those risks, uncertainties, and other factors could cause the actual results to differ materially from those reflected in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to, the following matters described in the Company's Annual
Report on Form 10-K filed with the Securities and Exchange Commission: the Company's relationships with the Money Order Supplier and with the supplier of MoneyGram services; governmental regulation of the check-cashing industry;
theft and employee errors; the availability of suitable locations, acquisition opportunities, adequate financing, and experienced management employees to implement the Company's growth strategy; the fragmentation of the check-cashing industry and the competition from various other sources, such as banks, savings and loans, and other financial services entities, as well as retail businesses that offer products and services offered by the Company; and customer demand and response to products and services offered by the Company. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.


                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. CHANGES IN SECURITIES
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit Number        Exhibits

        10.33 * Amendment No. 1 to the Ace Cash Express 401 K Profit Sharing Plan effective January 1, 1998

        27 *                  Financial Data Schedule (EDGAR version only)

        ________________________
        * Filed herewith


(b)     Reports on Form 8-K

        None


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         ACE CASH EXPRESS, INC.
May 4, 1998
                                                       By: /s/ Jay B. Shipowitz
                                                           --------------------
                                                  Senior Vice President and CFO
                                                   (Duly authorized officer and
                                                  principal financial and chief
                                                            accounting officer)

                                                      By: /s/ Susan S. Pressler
                                                          ---------------------
                                                  Vice President and Controller

EXHIBIT 10.33
                                 AMENDMENT NO. 1
                            TO THE ACE CASH EXPRESS
                           401 K PROFIT SHARING PLAN

    This Amendment No. 1 to the Ace Cash Express 401 K Profit Sharing Plan (the "Plan") is entered into by and between Ace Cash Express, Inc. (the "Company") and Merrill Lynch Trust Company (the "Trustee") this 1st day of January, 1998, effective as set forth herein.

                   W I T N E S S E T H:
                   --------------------

    WHEREAS, the Company established the Plan, effective July 1, 1994, in the form of a prototype plan sponsored by Merrill Lynch, Pierce, Fenner & Smith, Incorporated; and

    WHEREAS, pursuant to the provisions of Section 11.1.2 of the Plan, the Company desires to amend the Plan in certain respects as described herein;

    NOW THEREFORE, the Company and the Trustee amend the Plan as follows:

1. Article I, Paragraph E and F(1) of the adoption agreement pursuant to which the Plan is maintained, the Merrill Lynch Special Prototype Defined Contribution Plan, 401(k) Plan Adoption Agreement (the "Merrill Lynch Adoption Agreement") hereby is amended, effective for individuals employed by the Company on and after January 1, 1998, in the form set forth on the attached page 6 of the Merrill Lynch Adoption Agreement to modify the definition of "Entry Date" and the procedures for determining eligibility service.

2. Article I, Paragraph F(2) of the Merrill Lynch Adoption Agreement hereby is amended, effective as of January 1, 1998, in the form set forth on the attached page 7 of the Merrill Lynch Adoption Agreement to modify the procedures for determining vesting service.

3. Article III, Paragraph G of the Merrill Lynch Adoption Agreement hereby is amended, effective as of January 1, 1998, in the form set forth on the attached page 13 of the Merrill Lynch Adoption Agreement to modify the dates on which changes can be made to participants' elective deferral percentages.

    IN WITNESS WHEREOF, the parties hereto, acting by and through their duly authorized officers, have executed this Amendment No. 1 to the Plan as of the date set forth above and effective as set forth herein.

                                           ACE CASH EXPRESS, INC.

                                           By:
                                                               EMPLOYER

                                           MERRILL LYNCH TRUST COMPANY

                                           By:
                                                                TRUSTEE

E.  Entry Date
    ----------

Entry Date shall mean (select as applicable):

401(k)
and/or        Profit-
Thrift        Sharing

  [ ]          [ ]           (1)  If the initial Plan Year is less than twelve
                                  months, the ___ day of ___ and thereafter:

  [ ]          [ ]           (2)  the first day of the Plan Year following the
                                  date the Employee meets the eligibility
                                  requirements. If the Employer elects this option (2) establishing only one Entry Date, the eligibility "age and service" requirements elected in Article II must be no more than age
                                  20-1/2 and 6 months of service.

  [ ]          [ ]           (3)  the first day of the month following the date
                                  the Employee meets the eligibility
                                  requirements.

  [x]          [x]           (4)  the first day of the Plan Year and the first
                                  day of the seventh month of the Plan Year following the date the Employee meets the eligibility requirements.

  [ ]          [ ]           (5)  the first day of the Plan Year, the first day
                                  of the fourth month of the Plan Year, the first day of the seventh month of the Plan
                                  Year, and the first day of the tenth month of the Plan Year following the date the Employee meets the eligibility requirements.

  [ ]          [ ]           (6)  other: ______________________________________
                                  provided that the Entry Date or Dates selected are no later than any of the options above.

F.  "Hours of Service"
    ------------------

Hours of Service for the purpose of determining a Participant's Period of Severance and Year of Service shall be determined on the basis of the method specified below:

(1) Eligibility Service: For purposes of determining whether a Participant has -------------------- satisfied the eligibility requirements, the following method shall be used (select one):

     401(k)
     and/or      Profit-
     Thrift      Sharing
      [x]         [x]      (a)  elapsed time method
      [ ]         [ ]      (b)  hourly records method

(2) Vesting Service: A Participant's non-forfeitable interest shall be ---------------- determined on the basis of the method specified below
                       (select one):

      [x]  (a)  elapsed time method
      [ ]  (b)  hourly records method
      [ ] (c) If this item (c) is checked, the Plan only provides for contributions that are always 100% vested and this item (2) will not apply.

(3) Hourly Records: For the purpose of determining Hours of Service under the --------------- hourly record method (select one):

      [x]  (a)  only actual hours for which an Employee is paid or entitled to payment shall be counted.
      [ ] (b) an Employee shall be credited with 45 Hours of Service if such Employee would be credited with at least 1 Hour of Service during the week.

G.  "Integration Level"
    -------------------

      [x]  (1)  This Plan is not integrated with Social Security.

      [ ]  (2)  This Plan is integrated with Social Security.  The Integration
                Level shall be (select one):
           [ ]  (a)  the Taxable Wage Base.
           [ ]  (b)  $__________ (a dollar amount less than the Taxable Wage
                     Base).
           [ ]  (c)  _______% of the Taxable Wage Base (not to exceed 100%).
           [ ]  (d)  the greater of $10,000 or 20% of the Taxable Wage Base.

H.  "Limitation Compensation"
    -------------------------

For purposes of Code Section 415, Limitation Compensation shall be compensation as determined for purposes of (select one):

      [ ] (1) Code Section 415 Safe-Harbor as defined in Section 3.9.1(H)(i) if basic plan document #03.

      [x]  (2)  the "Wages, Tips and Other Compensation" Box on Form W-2.

      [ ]  (3)  Code Section 3401(a) Federal Income Tax Withholding.

I.  "Limitation Year"
    -----------------

For purposes of Code Section 415, the Limitation Year shall be (select one):

      [x]  (1)  the Plan Year.

      [ ] (2) the twelve consecutive month period ending on the _____ day of the month of __________.

(2) Qualified Nonelective Contributions will be contributed and allocated to each Eligible Participant in an amount equal to (select one):

     [ ] (a) _____% (no more than 15%) of the Compensation of each Eligible Participant eligible to share in the allocation.
     [x] (b) Such an amount determined by the Employer, which is needed to meet either the ADP Test or ACP Test.

(3) At the discretion of the Employer, as needed and taken into account as Elective Deferrals included in the ADP Test on behalf of (select one):

     [ ]  (a)  all Eligible Participants.
     [x] (b) only those Eligible Participants who are Nonhighly Compensated Employees.

F.  Elective Deferrals used in ACP Test (select one):
    -----------------------------------

[x]  (1)  At the discretion of the Employer, Elective Deferrals may be used to satisfy the ACP Test.
[ ]  (2)  Elective Deferrals may not be used to satisfy the ACP Test.

G.  Making and modifying a 401(k) Election
    --------------------------------------

An Eligible Employee shall be entitled to increase, decrease or resume his or her Elective Deferral percentage with the following frequency during the Plan Year (select one):

    [ ]  (1)  annually
    [x]  (2)  semi-annually
    [ ]  (3)  quarterly
    [ ]  (4)  monthly
    [ ]  (5)  other (specify) __________.

Any such increase, decrease or resumption shall be effective as of the first payroll period coincident with or next following the first day of each period set forth above. A Participant may completely discontinue making Elective Deferrals at any time effective for the payroll period after written notice is provided to the Administrator.