Form 10-K
period 1998-06-30
ACE CASH EXPRESS INC/TX
filed 1998-09-25
CIK 849116

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                  _______________

                                     FORM 10-K

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                         OR

       [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM ___TO___

                        COMMISSION FILE NUMBER 0-20774

                            ACE CASH EXPRESS, INC.
            (Exact name of registrant as specified in its charter)

         TEXAS                                          75-2142963
(State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

1231 GREENWAY DRIVE, SUITE 800
IRVING, TEXAS                                             75038
(Address of principal executive offices)               (Zip Code)

       (Registrant's telephone number, including area code) (972)550-5000

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

COMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    	No
    -------          -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 15, 1998, 9,934,906 shares of Common Stock were outstanding.
As of such date the aggregate market value of voting stock (based upon the last reported sales price in The Nasdaq Stock Market) held by nonaffiliates of the registrant was approximately $88,079,720.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                    PART I
ITEM 1. BUSINESS

GENERAL

    Ace Cash Express, Inc. ("ACE" or the "Company") is a significant provider of retail financial services in the United States. The Company is also the largest owner and operator, and one of the largest franchisers of check cashing stores in the United States. As of August 31, 1998, the Company has a total network of 795 stores in 29 states, including 702 Company-owned stores and 93 franchised stores. The Company's growth strategy is to integrate acquisitions, new store openings and franchising in new and existing markets and to develop new products for introduction into the existing store base. The Company's general objective is to provide a full range of retail financial services and transaction processing in its markets. Additionally, it is the Company's objective to develop and maintain the largest network of stores in markets where the Company operates.

    ACE stores offer check cashing services and other retail financial services at competitive rates in clean, convenient settings. Services include cashing payroll checks, government checks and insurance drafts; selling money orders; and providing money transfer services using the MoneyGram network. Many Company-owned stores also offer bill payment services, lottery and lotto tickets, small consumer loans and other retail financial and transaction processing services.

INDUSTRY OVERVIEW

    The primary industry in which ACE operates is check cashing. Industry sources indicate that there are approximately 7,000 check cashing stores nationally. While there is limited public information available, the Company believes that there are four other check cashing companies operating over 100 stores and three companies operating between 50 and 100 stores. The remaining check cashing companies operate under 50 stores, with the majority of companies operating fewer than 10 stores.

    The Company believes that it and other check cashing companies that have grown by offering services that banks do not fully provide, at locations and during hours that are more convenient than those traditionally offered by banks. Unlike many banks, check cashing stores are willing to assume the risk that checks they cash will "bounce." For instance, it is not unusual for a bank to refuse to cash a check for a customer who does not maintain a deposit account with the bank and to require its depositors to maintain sufficient funds in an account to cover a check to be cashed or wait several days for the check to clear. As a result, the Company believes check cashing stores provide an attractive alternative to customers without bank accounts or with relatively small account balances. Although these customers might save money by depositing their checks in a bank and waiting for them to clear, many prefer paying a fee to take advantage of the convenience and availability of immediate cash offered by check cashing stores.

    The core business of check cashing stores is generally cashing checks for a fee. These fees are intended to provide the check casher with a profit after covering operating expenses, including any interest expense incurred by the check casher on the funds advanced to customers between the time checks are cashed and the time the checks clear through the banking system. The risk a check cashing store assumes upon cashing a check is that the check will be uncollected because of insufficient funds, stop payment orders or fraud. In order to minimize this risk and the losses associated with uncollected checks, many check cashing stores cash only payroll or government entitlement checks, charge higher fees, or have stricter approval procedures for cashing personal checks. ACE does not promote the cashing of personal checks in its stores.
For the fiscal year ended June 30, 1998, less than 1% of the checks cashed by the Company were one-party personal checks.

    In addition to check cashing services, most check cashing stores offer customers a range of other services, including small consumer loans, bill payments, money orders and wire transfers of cash. Some check cashing stores also offer lottery and lotto tickets, public transportation passes, copying and fax transmission services, and postage stamps.

    The Company believes that the deregulation of the banking and savings-and-loan industry has increased the role played by check cashing stores in providing basic financial transaction services to low-income and middle-income customers. At the same time, the Company believes that competition, regulatory scrutiny and complexity are contributing to consolidation of the industry. The Company's strategy is to position itself to benefit from industry consolidation and the competitive advantages available to large operators and franchisers of retail financial services.

GROWTH STRATEGY

    ACE's growth strategy consists principally of combining acquisitions and new store openings with the objective to have the largest number of retail financial services locations in each of its markets. Prior to June 30, 1994, ACE generally limited its markets to major metropolitan areas with a minimum population of 500,000. ACE now defines its target markets as cities of 100,000 or more. The Company has expanded from 220 Company-owned stores in ten metropolitan areas as of June 30, 1992, to 683 Company-owned stores in 47 market areas as of June 30, 1998. In fiscal 1998, the Company opened 62 stores, acquired 15 stores, and closed 11 stores. The Company currently anticipates that it will open 90 new stores, primarily in existing markets, during the fiscal year ending June 30, 1999.

    The following table illustrates the development of Company-owned stores since 1992 by showing the number of stores open in each market area at the end of each of the indicated periods:

                                                           COMPANY-OWNED STORES
                                         ------------------------------------------------------
                                                                 JUNE 30,
                                         ------------------------------------------------------
MARKET AREA                              1998    1997    1996    1995    1994    1993    1992
                                         ----    ----    ----    ----    ----    ----    ----
TEXAS:
Dallas/Fort Worth/East Texas              117     114     112     103      98      91      83
Houston/Galveston                          76      74      72      60      55      50      40
San Antonio/Austin/El Paso                 51      42      28      24      23      20      18
MARYLAND/WASHINGTON, D.C./VIRGINIA:
Baltimore/Washington, D.C.
Northern VA/Norfolk/Virginia Beach         77      72      74      71      62      49      35
FLORIDA:
Jacksonville/Orlando/Palm Beach/Tampa      60      46      38       -       -       -       -
ARIZONA:
Phoenix/Tucson                             59      58      46      37       4       5       3
GEORGIA:
Atlanta/Albany/Augusta/Macon/
Savannah                                   50      47      47      49      42      15       2
COLORADO:
Denver                                     32      31      28      27      21      23      23
Colorado Springs/Pueblo                    13      13      13      12       9       9       9
LOUISIANA:
New Orleans/Baton Rouge/Shreveport         25      25      19      19      14      14       7
TENNESSEE:
Memphis/Nashville                          18      15       5       2       -       -       -
NORTH & SOUTH CAROLINA:
Charlotte/Charleston/Columbia/
Greenville/Spartanburg/Orangeburg          17      16      16      15      11       -       -
INDIANA:
Indianapolis                               14       9       4       -       -       -       -
OKLAHOMA:
Oklahoma City                              13      13      12      12       -       -       -
OHIO:
Cleveland                                  10      10       8       7       4       -       -
WASHINGTON:
Seattle/Tacoma/Everette                    10       8       6       -       -       -       -
CALIFORNIA:
Los Angeles/Ontario/San Bernadino           9       -       -       -       -       -       -
NEW MEXICO:
Albuquerque                                 7       7       7       7       -       -       -
ARKANSAS:
Little Rock                                 7       6       6       4       -       -       -
MISSOURI:
St. Louis                                   6       6       3       3       -       -       -
OREGON:
Portland                                    5       5       -       -       -       -       -
NEVADA:
Las Vegas                                   4       -       -       -       -       -       -
KANSAS:
Wichita                                     2       -       -       -       -       -       -
ALABAMA:
Homewood                                    1       -       -       -       -       -       -
                                         ----    ----    ----    ----    ----    ----    ----
TOTAL                                     683     617     544     452     343     276     220
                                         ====    ====    ====    ====    ====    ====    ====

                                       4

    During fiscal 1998, the Company acquired 15 stores in six separate transactions. The Company believes its experience with acquisitions permits it to successfully integrate additional acquisitions. The Company currently intends to continue searching for strategic opportunities in both existing and new markets. Since 1992, the Company has acquired 255 stores in 61 separate transactions.

FRANCHISE OPERATIONS

    With the acquisition of Check Express, Inc. and its wholly owned franchising subsidiaries in February 1996, the Company became one of the largest franchisers of check cashing stores in the United States. In fiscal 1996, ACE created the ACE Franchise Group, to service and market new ACE franchises. ACE franchises are being marketed through a commissioned sales force, supplemented by advertising in newspapers, trade journals, and other media. As of June 30, 1998, there were 89 Company-franchised stores open and operating in 21 states, located as follows:

                                          Number of stores
                                          -----------------
          Texas                                   23
          California                              12
          Louisiana                               10
          Florida                                  7
          Georgia                                  7
          Washington                               5
          North Carolina                           4
          Oregon                                   3
          Arkansas                                 2
          Indiana                                  2
          Ohio                                     2
          South Carolina                           2
          Tennessee                                2
          Other states (8)                         8
                                                  --
          Total                                   89
                                                  ==

    The Company intends to continue its expansion through the sale of new franchises and the opening of additional units under existing franchise agreements. The Company is actively marketing several types of ACE franchises depending on the style of business being conducted. These include a standard store franchise, a store-within-a-store (or "kiosk") franchise, and a conversion franchise that permits an existing check cashing business to convert to an ACE franchisee. The Company sold 20 franchise stores, opened 41 new franchise stores, and acquired five former franchise stores during fiscal 1998. The majority of franchises operate under the "ACE" name.

CUSTOMERS AND SERVICES

    Management believes the Company's core customer group is comprised primarily of individuals whose average age is 34 and who rent their house or apartment and hold a wide variety of jobs in the service sector or are clerical workers, craftsmen and laborers. These customers tend to change jobs and residences more often than average, have annual family incomes under $35,000, often pay their bills with money orders and prefer the availability of immediate cash provided by cashing checks at the Company's stores.

    The following table reflects the major categories of services that ACE currently offers and the revenues (in thousands) from these services for the indicated fiscal years:

                                                YEAR ENDED JUNE 30,
----------------            -----------------------------------------------------
REVENUE CATEGORY                1998       1997       1996       1995       1994
----------------            ---------   --------   --------   --------   --------
Check cashing                $ 68,987   $ 62,835   $ 51,327   $ 37,488   $ 31,828
Loan fees and interest         10,137      5,703      2,462        597        164
Money transfer services         6,082      5,749      4,740      1,775      1,155
Bill payment services           4,146      2,197      1,320        819        425
Money orders                    2,879      2,757      2,413      2,089      1,800
New customer fees               2,207      2,051      1,338        806        504
Franchise revenues              1,665      1,398        633          -          -
Other fees                      4,091      4,702      4,726      4,216      4,026
                             --------   --------   --------   --------   --------
Total revenue                $100,194   $ 87,392   $ 68,959   $ 47,790   $ 39,902
                             ========   ========   ========   ========   ========

    Check cashing. ACE's primary business is cashing checks for a fee. The principal type of check the Company cashes is a payroll check. The Company also cashes government assistance, tax refund checks and insurance checks or drafts. In order to control the risk of loss, the Company normally does not cash two-party personal checks. Subject to market conditions at different locations, the Company's check cashing fees for payroll checks approximate 2.2% of the face amount of the check. The Company imposes a surcharge for cashing out-of-state checks, handwritten checks, money orders, tax refund checks and insurance checks or drafts. Unlike many of its competitors, the Company displays its check cashing fees in full view of its customers on a "menu board" in each store and provides a detailed receipt for each transaction. Although the Company has established guidelines for approving check cashing transactions, it has no preset limit on the size of the checks it will cash.

    If a check cashed by the Company is not paid for any reason, the Company accounts for the amount of the check as a loss in the period in which it is returned. ACE then transfers the check to its collection department, which contacts the maker and/or payee of each returned check and, if necessary, commences legal action. The collection department utilizes an automated tracking system on the Company's central computer system to monitor the status of all returned items. See "Selected Financial Data - Collections Data."

    Loan fees and interest. The Company is engaged in the small consumer loan business, offering short-term loans to individuals. Company management believes much of its existing base of check cashing and other customers may have limited access to other sources of consumer credit.

    ACE is a licensed provider of small consumer loans in Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Maine, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Ohio, Oregon, Tennessee, Texas, Washington, and Washington D.C. Where permitted by law, the Company offers a standardized, single installment loan ranging from $50 to $580 (averaging $177) through its post-dated check product. Through this product, ACE permits a customer to receive a cash advance for a fee, secured by a post-dated personal check. Such a loan generally has a term of two to four weeks. As of August 31, 1998, this product was offered in 257 of the Company's stores. On a test basis, ACE also currently offers multiple installment loans up to $450 in an additional 52 stores in Texas and up to $660 in an additional 13 stores in Oklahoma.

    Small consumer loan products are offered in a highly structured regulatory environment. Each ACE store which offers consumer loans is individually licensed under state laws, which establish allowable interest rates, fees and other charges on small loans made to consumers. In addition, many states regulate the maximum principal amounts and maturities of these loans.

    Money transfer services. ACE is an agent for the transmission and receipt of wire transfers through the MoneyGram network. Through this network, ACE customers can transfer funds electronically to any of approximately 15,000 MoneyGram locations nationwide (including other ACE stores) and over 25,000 Locations worldwide (number of locations as of July 31, 1998). MoneyGram Payment Systems, Inc. (the "MoneyGram

Supplier") establishes the fees for this service, and the Company is paid a percentage of the fees it collects from customers as a commission and remits the balance to the MoneyGram Supplier.

    Bill payment services. The Company's stores serve as payment locations for customers to pay their utility, telephone, and other bills to third parties. Upon acceptance of the customer's payment, the Company remits the amount owed to the third-party payee under an agreement with that payee, and either retains a service fee or collects a fee from the consumer.

    In April 1998, the Company entered into a Bill Payment Processing and Funds Transfer Services Agreement (the "MoneyLine Agreement") with Travelers Express Company, Inc. and its affiliate MoneyLine Express, Inc. ("MoneyLine"). Under the MoneyLine Agreement, which the Company expects to be implemented in the second quarter of fiscal 1999, the Company will be an agent for MoneyLine, which has agreements with various third-party payees for consumer services.
The Company's services and obligations under the MoneyLine Agreement are similar to those in its other bill-payment agreements directly with the payees, with consumer payments accepted by the Company being transmitted to MoneyLine instead of directly to the payees. The Company expects that the MoneyLine Agreement will permit the Company to offer its customers bill-payment services regarding a significantly larger group of payees.

    Money orders. The Company sells money orders in denominations up to $1,000. These money orders are generally used by the Company's customers for bill payments, rent payments and other general disbursements. The Company sold 14.1 million, 13.6 million and 11.8 million money orders during the 1998, 1997, and 1996 fiscal years, respectively. The face amount of money orders sold as a percentage of the face amount of checks cashed was 63.8% in 1998, 69.1% in 1997 and 71.4% in 1996. The fees charged for money orders depend on local market conditions and the size of the money order. The Company remits the face amount of each money order sold and pays a fee to the Money Order Supplier (as defined hereafter) for each money order sold. ACE's money order revenues include only that portion of the fees retained by the Company.

    New customer fees. The Company charges a one-time fee for new check cashing customers to cover the costs of the initial set-up in the ACE customer database and identification verification.

    Franchise revenues. The Company's franchise revenues consist of royalties, initial franchise fees and buyback fees from its franchisees. There were 89 Company-franchised stores in operation as of June 30, 1998.

    Other services and products. In some Company-owned stores, ACE also offers a variety of other retail financial products and services to its customers, including lottery and lotto ticket sales, food stamp distribution, public transportation passes, copying and fax transmission services and postage stamps, prepaid local telephone service, and prepaid long-distance telephone cards.

STORE OPERATIONS AND NEW STORE ECONOMICS

    The Company's objective is to locate its owned stores in highly visible and accessible locations and to operate them during convenient hours. The Company attempts to locate stores on high traffic streets or intersections, in many cases in or near destination shopping centers. The Company's stores occupy 1,100 square feet on average and are located in strip shopping centers, free-standing buildings and kiosks located inside major retail stores (for example, Wal-Mart Super Stores). The Company is focused on increasing the market's awareness of ACE by using consistent signage and design at each store location. All but one of the locations of the Company-owned stores are leased.

    Normal business hours of the Company-owned stores are from 9:00 a.m. until 7:00 p.m., Monday through Thursday, 9:00 a.m. until 8:00 p.m. on Friday and 9:00 a.m. until 6:00 p.m. on Saturday. Currently, 138 stores are also open on Sunday, generally from 10:00 a.m. until 5:00 p.m., and several stores are open 24 hours. The business hours of any store may be changed due to local market conditions.

    The Company's store construction and facilities planning staff supervises the construction of new stores and the remodeling of existing stores, and performs lease management. Although the size and shape of a Company-owned store may vary, since many of the stores are built out of existing space, the work area of each store is a modular-designed unit that can be customized to meet the requirements of each location while giving a uniform appearance. These modular units may be moved from one location to the next, thus reducing the costs associated with opening new stores and relocating existing stores.

The tables below show the average annual store revenues and the average store contribution for Company-owned stores that have remained open since June 30, 1988, and for stores that have been opened and have remained open since that date.

                                                       AVERAGE STORE REVENUES
                                                         YEAR ENDED JUNE 30,
                             NUMBER OF                    ($ in thousands)
                           STORES OPEN AT   ------------------------------------------
YEAR OPENED:               JUNE 30, 1998     1998     1997     1996     1995     1994
                           --------------   ------   ------   ------   ------   ------
1989 and earlier              101           $169.1   $161.2   $155.2   $150.2   $151.7
1990                           29            149.1    141.1    134.1    134.9    138.2
1991                           16            155.5    150.2    137.1    132.2    129.8
1992                           22            199.1    175.4    152.1    143.2    137.0
1993                           38            156.5    141.8    126.8    115.5     97.7
1994                           38            140.8    127.7    108.8     88.1     33.9
1995                           37            119.5    108.1     81.8     26.9        -
1996                           32            135.5    106.5     32.2        -        -
1997                           45            101.2     33.4        -        -        -
1998                           61             23.5        -        -        -        -
                         -----------
                              419
Acquired stores               264
                         -----------
                              683


                                                    AVERAGE STORE CONTRIBUTION (1)
                                                         YEAR ENDED JUNE 30,
                             NUMBER OF                  ($ in thousands)
                           STORES OPEN AT    -----------------------------------------
YEAR OPENED:               JUNE 30, 1998     1998     1997     1996     1995     1994
                          ---------------    -----    -----    -----    -----    -----
1989 and earlier              101            $69.3    $63.3    $59.6    $55.7    $58.6
1990                           29             55.6     45.4     41.0     38.5     42.5
1991                           16             55.8     52.0     43.4     41.8     41.2
1992                           22             89.7     69.8     52.7     43.7     40.5
1993                           38             57.7     46.8     37.4     26.5     14.8
1994                           38             43.0     40.2     24.4      6.9     (8.1)
1995                           37             21.9     17.3     (2.0)   (13.7)       -
1996                           32             34.1      9.8     (7.9)       -        -
1997                           45              0.5    (13.5)       -        -        -
1998                           61            (13.6)       -        -        -        -
                         -----------
                              419
Acquired stores               264
                         -----------
                              683


(1) "Average store contribution" equals revenues less direct store expenses and store-related depreciation and amortization. Direct store expenses consist of store salaries and benefits, occupancy costs (rent, maintenance, taxes and utilities), returned checks net of collections, cash shortages, armored security costs and bank charges. Direct store expenses exclude region or corporate overhead and depreciation and amortization expenses.

    The capital cost of opening a new store varies depending on the size and type of store. During fiscal 1998, the Company opened 62 Company-owned stores at an average capital cost of approximately $50,000 per store.

    There can be no assurance that the Company's stores will continue to generate the same level of revenues or rate of growth in revenues as in the past or that any new or acquired store will perform at a level comparable to any of the Company's existing stores.

ADVERTISING AND MARKETING

    ACE markets and promotes service offerings by a variety of methods. The Company believes that its most effective marketing is through in-store programs, combining the selling efforts of store personnel with various selling messages on point-of-purchase material. The Company emphasizes courteous service and trains service associates to recognize and develop good relationships with customers. Every check cashing customer is encouraged to join the ACE PLUS gold card retention program which rewards members with benefits like free check cashing commensurate with the volume of check cashing done at ACE. Also, through its standard signage and store design, the Company attempts to foster an image that attracts customers and inspires consumer confidence. The company also benefits from vendor-sponsored media advertising in some markets.

SUPERVISION AND TRAINING

    The Company's operations are organized in two "divisions" - East and West. Within each division, the Company is organized in "regions," which generally correspond to the market areas in which ACE operates its stores. Each region has a regional vice president ("RVP"), who reports to one of two division vice presidents and is responsible for the operations, administration, training and supervision of the Company-owned stores in his or her region. The Company currently has 10 RVP's who supervise an average of 70 stores each. The Company currently has 47 district supervisors, each of whom reports to the RVP for his or her region and is directly responsible for the general management of 6 to 30 stores within his or her territory. These district supervisors are responsible for operations, training, scheduling, marketing and staff motivation. Each store manager reports to a district supervisor, has direct responsibility over his or her store's operations and supervises the service associates who staff the stores.

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

SECURITY

    All Company-owned store employees work behind bullet-resistant Plexiglas and steel partitions. Each Company-owned store's security measures include safes, alarm systems monitored by third parties, teller area entry control, perimeter opening entry detection, and tracking of all employee movement in and out of secured areas. In addition, as security contracts expire and new stores are opened, the Company is centralizing its security measures to strengthen and improve control over physical security. As of August 31, 1998, 94% of the Company's stores have been integrated into the centralized security system.
The centralized system includes the following security measures in addition to those described above: identical alarm systems in all stores, remote control over alarm systems, arming/disarming and changing user codes, and mechanically and electronically controlled time-delay safes.

    Since ACE's business requires it to maintain a significant supply of cash in its stores, the Company is subject to the risk of cash shortages resulting from theft and employee errors. Although the Company has implemented various programs to reduce these risks and provide security for its facilities and employees, there can be no assurance that these problems will be eliminated. During the 1998 and 1997 fiscal years, cash shortages from employee errors and from theft were approximately $1,871,000 (1.9% of revenues) and $1,762,000 (2.0% of revenues), respectively.

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

EMPLOYEES

    At June 30, 1998, ACE employed 1,679 persons: 796 store employees, 642 store managers, 47 district supervisors, 10 regional vice presidents, 104 regional support personnel, 71 corporate employees, and 9 franchise personnel. Third-party firms hired by the Company conduct background checks of the Company's new hires.

    The Company considers its employee relations to be good. ACE's employees are not covered by a collective bargaining agreement, and the Company has never experienced any organized work stoppage, strike or labor dispute. Generally, the Company's employees are not bonded.

COMPETITION

    The Company believes that the principal competitive factors in the check cashing industry are locations, customer service, fees, convenience and products and services offered. The Company faces intense competition and believes that the check cashing market will become more competitive as the industry matures. The Company competes with other check cashing stores, grocery stores, banks, savings and loans and other financial services entities and any retail businesses that cash checks, sell money orders or provide money transfer services or other products and services offered by the Company. Certain competitors of the Company, other than check cashing stores, cash checks without charging a fee under limited circumstances. Some of the Company's competitors that are not check cashing companies have larger and more established customer bases and substantially greater financial, marketing and other resources than the Company. There is no assurance that the Company will be able to compete successfully with its competitors.

TRADEMARKS

    The Company has obtained the federal trademark registration of "A-C-E America's Cash Express (REGISTERED TRADEMARK)", and the federal trademark registration of its logo.

REGULATION

    General. The Company is subject to regulation in several jurisdictions in which it operates, including jurisdictions that regulate check cashing fees, require prompt remittance of money order proceeds to money order suppliers or require the registration of check cashing companies or money transmission agents. The Company is also subject to regulation in jurisdictions where it offers small consumer loans. In addition, ACE is subject to federal and state regulation relating to the reporting and recording of certain currency transactions.

    State Regulations. The Company operates in 19 states that have licensing and/or fee regulation on check cashing fees, including California, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Massachusetts, Minnesota, New Jersey, New York, Ohio, Rhode Island, Virginia, South Carolina, Tennessee, Washington and Wisconsin. The Company is licensed in each of the states in which a license is currently required for it to operate as a check-cashing company. The ceilings on fees adopted by Georgia, South Carolina, Tennessee, and Ohio -- the only states that regulate such fees in which the Company operated as of June 30, 1998 -- are in excess of the fees charged by the Company. The fee ceilings in effect in certain states (Delaware, New Jersey and New York, for example) currently make operations in those states less attractive to the Company.

    As of June 30, 1998, the Company operated a total of 102 stores in four states - Georgia, Maryland, California, and Nevada -- that have so-called "prompt remittance" statutes. These statutes specify a maximum time for the payment of proceeds from the sale of money orders to the issuer of the money order. See "Business - Relationships with the Money Order Supplier and MoneyGram Supplier." In addition, in some jurisdictions, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements.

    The adoption of check cashing fee ceilings and prompt remittance statutes in additional jurisdictions could have an adverse effect on the Company's business, and existing fee ceilings and prompt remittance statutes could restrict the ability of the Company to expand its operations into certain states. Upon commencement of the Company's new Credit Facilities, prompt remittance statutes should not restrict the ability of the Company to expand its operations into any states.

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

    In 1997, FinCEN also proposed for comment two additional sets of regulations implementing the Bank Secrecy Act that could affect the Company. One of those proposed sets of resolutions requires "money transmitters" and their "agents" to report and keep records, and verify the senders, of transactions in currency or monetary instruments of at least $750, but not more than $10,000, in connection with the transfer of funds to a person outside the United States. As a member of the MoneyGram system, the Company would be an agent of a money transmitter for this set of regulations. The second proposed set of regulations would require businesses issuing, selling, or redeeming money orders or travelers' checks, like the Company, to report suspicious transactions to the Treasury Department. Representatives of the Company have also reviewed and communicated comments on these two sets of proposed regulations. Although the regulations that are finally adopted may differ from those that have been proposed, management believes that the Company's point-of-sale system would enable the Company to comply with the regulations and that the principal effect of the regulations would be a greater emphasis in the Company's training programs on money transmission reporting and identification of suspicious transactions.

RELATIONSHIPS WITH THE MONEY ORDER SUPPLIER AND MONEYGRAM SUPPLIER

    Money Orders. Most of the Company's funds for the operation of its check cashing business, ACE's primary business, are currently derived from the sale of money orders issued by Integrated Payment Systems, Inc. (the "Money Order Supplier" or "IPS") under the terms of the Company's 1992 Master Agreement, as amended (the "Money Order Agreement"). The Money Order Agreement provides for the payment of certain fees to the Money Order Supplier in connection with the sale of money orders by the Company and requires the Company to remit proceeds from money order sales to the Money Order Supplier in accordance with a deferred remittance schedule. In addition, the Money Order Agreement provides a commitment by the Money Order Supplier to make certain advances to the Company, including revolving commitment advances that are related to the Company's expansion and acquisition of new stores ("Term Advances"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 4 of Notes to Consolidated Financial Statements.

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

    The Money Order Agreement contains certain restrictive covenants affecting the Company, and the Company's obligations under the Money Order Agreement are secured by liens on all its assets, in accordance with the Collateral Trust Agreement described below under "--Arrangements Regarding Secured Notes." If it becomes unlawful for the Money Order Supplier to honor its obligations to make Term Advances or any other advances to the Company, the Money Order Supplier may terminate such obligations and require the Company to prepay any outstanding Term Advances and other advances within 180 days, or such shorter period as may be required by governmental authority. In such event, the Company may terminate the Money Order Agreement on 30 days' notice to the Money Order Supplier and must prepay any outstanding Term Advances and other advances no later than the date the Money Order Agreement terminates. In addition, such requirement might have a material adverse effect on the Company's liquidity, expansion program and operating results. Under the Money Order Agreement, the Company's ability to pay dividends is limited to the greater of (i) 20% of the earnings of the Company for the immediately preceding fiscal year and (ii) 10% of cumulative earnings of the Company after August 30, 1992 up to $1.0 million annually; the payment of any dividend may not cause a default under any other covenant in the Money Order Agreement.

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

    New Money Order Agreement. In April 1998, the Company signed a new money order agreement with Travelers Express Company, Inc. ("Travelers Express"), to become effective January 1, 1999, upon the expiration of the existing Money Order Agreement. Under the new five-year agreement, the Company will exclusively sell Travelers Express money orders that bear the Company's logo. The Company also signed a five-year agreement with an affiliate of Travelers Express to offer additional bill-payment services to the Company's customers. In conjunction with these two agreements, the Company received $3 million from Travelers Express in April 1998 and is entitled to receive an additional $400,000 per year for the next five years.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 4 of Notes to Consolidated Financial Statements. If the new money order agreement is terminated under certain circumstances before the expiration of its five-year term, the Company will be obligated to repay a portion of the $3 million and annual amounts received from Travelers Express. The new money order agreement with Travelers Express does not contemplate an extended deferral of remittances of money order proceeds or financing for the Company's check-cashing operations, capital expenditures, or expansion. Upon the effectiveness of the new money order agreement, the Company expects to obtain financing through its new credit facility with a syndicate of banks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - New Credit Facilities." The Company's payment and other obligations to Travelers Express under the new money order agreement will be secured by a subordinated lien on the Company's assets in accordance with the Collateral Trust Agreement described below under "-- Arrangements Regarding Secured Notes."

    MoneyGram Services. The Company is also an agent for the receipt and transmission of wire transfers through the MoneyGram network, in accordance with the 1996 MoneyGram Master Agreement, as amended (the "MoneyGram Agreement"), with MoneyGram Payment Systems, Inc. (the "MoneyGram Supplier").

    When the original Money Order Agreement was executed, the MoneyGram network was owned by the Money Order Supplier. Therefore, the terms of the Company's serving as a MoneyGram agent were originally part of the Money Order Agreement. As of February 1, 1996, however, those terms were separated and stated in the original MoneyGram Agreement. Thereafter, the Money Order Supplier assigned its rights under the MoneyGram Agreement to the MoneyGram Supplier, which was then an affiliate of the Money Order Supplier. Since July 1998, the MoneyGram Supplier has been an affiliate of Travelers Express, with which the Company has signed the new money order agreement, expected to be effective on January 1, 1999.

    In June 1996, the original MoneyGram Agreement was amended to extend its term until December 31, 2000. At the time of that amendment, the Company received a bonus of $2 million. That bonus was deferred and included in other liabilities in the Company's Consolidated Balance Sheets. The bonus is being amortized to revenue on a straight-line basis over the five-year term of the MoneyGram Agreement.

    The MoneyGram Agreement also provides for incentives for opening new MoneyGram service locations and other performance incentives for the Company. During the year ended June 30, 1998, $1.4 million of amortization related to other performance incentives was recorded and included in money transfer services revenue.

    The Company expects that, until at least December 31, 1998, it will be a party both to the MoneyGram Agreement and to the Money Order Agreement. Accordingly, the Company will sell money orders and be entitled to Term Advances through the owner and operator of the Western Union service, the largest competitor of the MoneyGram service in the consumer money transfer services market. There can be no assurance that (i) the Company's competition with the Western Union service through its sale of the MoneyGram service will not have an adverse effect on the Company's relationship with the Money Order Supplier of the Company's ability to obtain Term Advances to fund the expansion of its business, including the offering of the MoneyGram service, or (ii) the Money Order Supplier will not use its knowledge of the operations of the MoneyGram service to cause the Western Union service to be a more effective competitor in the consumer money transfer services market.

ARRANGEMENTS REGARDING SECURED NOTES

    In December 1996, the Company consummated a private placement of $20 million of its 9.03% Senior Secured Notes ("Notes") and issued the Notes to Principal Life Insurance Company (formerly known as Principal Mutual Life Insurance Company) ("Principal") under the terms of a Note Purchase Agreement dated as of November 15, 1996 (the "Note Purchase Agreement"). The net proceeds of the issuance of the Notes were used to pay in full the then outstanding $18.5 million principal of the Term Advances from the Money Order Supplier, plus all accrued interest thereon and fees in connection therewith, and for general corporate purposes of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Flows from Financing Activities."

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

    The Company may prepay the Notes, at any time or from time to time, in the principal amount of at least $1 million, plus accrued interest on the principal amount being prepaid, plus an amount approximately equal to the discounted present value of the return that the holders of the prepaid Notes would have received if the
                                       14
prepayment were not made. Any prepayment will ratably reduce the amount of each scheduled principal payment on the Notes due thereafter.

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

    The Note Purchase Agreement also specifies events of default that could result in the acceleration of the maturity of the Notes. Those events include
(a) any failure by the Company to pay any amount due under the Notes, (b) any failure by the Company to comply with various covenants set forth in the Note Purchase Agreement and ancillary documents, (c) any misrepresentation or breach of warranty by the Company, (d) any failure by the Company or any of its subsidiaries to pay, or perform its obligations under, any indebtedness for borrowed money or under capital leases in excess of $1 million, including obligations to the Money Order Supplier, (e) various events of bankruptcy or insolvency of the Company or any of its subsidiaries, and (f) any final judgment of any court in excess of $1 million against the Company or any of its subsidiaries remaining in effect 30 days after the entry thereof.

    The Company's obligations under the Notes, the Note Purchase Agreement, and all ancillary documents entered into with Principal are secured by liens on all of the assets of the Company. Concurrent with the Note Purchase Agreement, the Company entered into a Collateral Trust Agreement dated as of November 15, 1996 (the "Collateral Trust Agreement"), with Wilmington Trust Company, as trustee (the "Collateral Trustee"), and the Company's two secured lenders, Principal and the Money Order Supplier. The Collateral Trust Agreement creates a collateral trust to secure the Company's obligations to both of its existing secured lenders and, under conditions set forth therein, any future secured lenders to the Company. The Collateral Trust Agreement includes agreements regarding the priority of distributions to the secured lenders upon foreclosure and liquidation of the collateral subject thereto and certain other intercreditor arrangements. Under the Collateral Trust Agreement, the Money Order Supplier has priority with respect to deferred money order remittances, and all secured lenders otherwise share in the collateral on a pro rata basis.

    In connection with the Company's new Credit Agreement (as described below), which is expected to be effective January 1, 1999, the Collateral Trust Agreement was amended and restated to correspond to that new Credit Agreement. The amended and restated agreement will be effective when that new Credit Agreement is effective.

NEW CREDIT FACILITIES

    In July 1998, the Company entered into a Credit Agreement with a syndicate of banks (the "Lenders") represented by Wells Fargo Bank (Texas), National Association ("Wells Fargo Bank"), as lead agent and Chase Bank of Texas as co-agent (the "Credit Agreement"). The Credit Agreement provides for credit facilities to the Company that are available only upon the expiration or termination of the existing Money Order Agreement with the Money Order Supplier, which is currently expected to be January 1, 1999. The contemplated credit facilities consist of a revolving (line-of-credit) facility of $90 million (the "Revolving Facility") and a term-loan facility of $35 million (the "Term-Loan Facility"). The Revolving Facility is to be used for working capital and general corporate purposes of the Company, and the Term-Loan Facility is to be used for store construction and relocation and other capital expenditures of the Company, including acquisitions. Also, upon certain conditions, in addition to the Revolving Facility, the Company will have available from Wells Fargo Bank (i) an additional ten-day revolving advance facility of up to $15 million and (ii) a standby letter-of-credit facility of up to $1.5 million. The Revolving Facility will in effect replace the deferred money order remittances and revolving advances now obtained and used by the Company under the existing Money Order Agreement, and the Term-Loan Facility will in effect replace the Term Advance facility under the existing Money Order Agreement. The
                                       15
terms of the Credit Agreement and ancillary documents are described in more detail at "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources -- New Credit Facilities."


ITEM 2. PROPERTIES

    All but one of the Company's stores are leased, generally under leases providing for an initial term of three years and renewal terms of from three to six years. The Company acquired, as part of the Check Express acquisition in February 1996, and still owns the land and building at which one of the Company's stores is located in Indianapolis, Indiana. Management believes that the land and building are suitable for the successful operation of a Company-owned store. The Company's headquarters offices in Irving, Texas, a suburb of Dallas, occupy approximately 40,000 square feet under a 62-month lease, the term of which expires in April 2001.


ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in various legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will result in any material impact on the Company's financial condition and results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 1998.


                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is quoted on The Nasdaq Stock Market ("NASDAQ") under the symbol "AACE". At September 11, 1998, there were approximately 2,200 holders of record of the Common Stock.

    The following table sets forth the high and low sale prices of the Common Stock as reported by NASDAQ for the past two fiscal years (as adjusted to reflect the three-for-two stock split effected in the form of a 50% stock dividend distributed to shareholders of record as of November 30, 1997):

                                                       HIGH            LOW
                                                      -------         ------
            Fiscal 1997
            -----------
            Quarter ended September 30, 1996          6-11/16         5-9/16
            Quarter ended December 31, 1996           9-3/4           6-7/16
            Quarter ended March 31, 1997              8-3/4           6-3/4
            Quarter ended June 30, 1997               8-13/16         6-1/2


            Fiscal 1998
            -----------
            Quarter ended September 30, 1997          13-3/4          8-1/4
            Quarter ended December 31, 1997           14-5/16         10-3/16
            Quarter ended March 31, 1998              16-5/16         9-1/2
            Quarter ended June 30, 1998               19              13-3/4

    On September 11, 1998, the last reported sale price of the Common Stock on NASDAQ was $13.50 per share.

    The Company has never paid dividends on the Common Stock and has no plans to pay dividends in the foreseeable future. In addition, the Company's ability to pay cash dividends is currently limited under the Money Order Agreement (see "Business - Relationships with the Money Order Supplier and MoneyGram Supplier") and will be limited under the Credit Agreement (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - New Credit Facilities").


ITEM 6. SELECTED FINANCIAL DATA

                                                             YEAR ENDED JUNE 30,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
                                                ($ in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues                                  $100,194   $ 87,392   $ 68,959   $ 47,790   $ 39,902
Store expenses                              67,103     59,376     48,552     35,584     28,757
Region expenses                              8,353      7,477      5,647      4,139      3,531
Headquarters expenses                        7,198      6,106      4,744      3,651      3,392
Franchise expenses                             965      1,046        458          -          -
Other depreciation and amortization          3,502      3,024      2,152      1,219      1,032
Interest expense (income), net               2,437      2,271      1,714        103       (173)
Other expenses                                  49        213        236         28        125
                                          --------   --------   --------   --------   --------
Income before income taxes and cumulative
  effect of change in accounting principle  10,587      7,879      5,456      3,066      3,238
Income taxes                                 4,185      3,113      2,130      1,076      1,077
                                          --------   --------   --------   --------   --------
Income before cumulative effect of change
  in accounting principle                    6,402      4,766      3,326      1,990      2,161
Cumulative effect of change in accounting
  for income taxes                               -          -          -          -         88
                                          --------   --------   --------   --------   --------
Net income                                $  6,402   $  4,766   $  3,326   $  1,990   $  2,249
                                          ========   ========   ========   ========   ========

Diluted earnings per share (1):
  Earnings before cumulative effect of
    change in accounting principle        $    .63   $    .48   $    .35   $    .21   $    .23
  Cumulative effect of change in
    accounting for income taxes                  -          -          -          -        .01
                                          --------   --------   --------   --------   --------
  Earnings                                $    .63   $    .48   $    .35   $    .21   $    .24
                                          ========   ========   ========   ========   ========
Weighted average number of
  shares (1)(2)                             10,215      9,845      9,570      9,354      9,365

-----------------------------------------------------------------------------------------------
BALANCE SHEET DATA:

Cash and cash equivalents                 $ 60,168   $ 55,494   $ 56,603   $ 49,249   $ 36,535
Total assets                               134,635    124,350    114,684     87,544     59,378
Term advances                                7,073      8,209     16,969      9,732          -
Indebtedness to money order supplier        49,418     48,447     56,645     48,710     34,390
Senior secured notes payable                20,226     20,231          -          -          -
Shareholders' equity                        38,951     31,056     25,236     21,294     19,291
-----------------------------------------------------------------------------------------------

(1) Prior years' diluted earnings per share and weighted average number of common shares have been restated to reflect the three-for-two stock split effected by a 50% stock dividend distributed to shareholders of record as of November 30, 1997.
(2) Includes common shares and dilutive shares.

                                      SUPPLEMENTAL STATISTICAL DATA

                                                             YEAR ENDED JUNE 30,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------   --------   --------   --------   --------
COMPANY-OWNED STORES IN OPERATION:
   Beginning of year                           617        544        452        343        276
   Acquired                                     15         46         69         77         32
   Opened                                       62         45         33         40         47
   Closed                                      (11)       (18)       (10)        (8)       (12)
                                             ------     ------     ------     ------     ------
   End of year                                 683        617        544        452        343
                                             ======     ======     ======     ======     ======
Percentage increase in comparable store
revenues from prior year:
  Exclusive of tax-related revenues (1)        8.0%       5.5%       4.1%       2.9%       1.3%
  Total revenues (2)                           6.9%       6.3%       4.7%       1.6%       1.0%

Capital expenditures (in thousands)         $5,742     $4,868     $3,435     $4,187     $4,367
Cost of net assets acquired (in thousands)  $4,708    $10,766    $14,432    $14,000     $4,846
-----------------------------------------------------------------------------------------------

OPERATING DATA:

Face amount of checks cashed
  (in millions)                             $2,898     $2,621     $2,144     $1,567     $1,309
Face amount of money orders sold
  (in millions)                             $1,849     $1,812     $1,531     $1,213     $1,042

Face amount of money orders sold as a
  percentage of the face amount of
  checks cashed                               63.8%      69.1%      71.4%      77.4%      79.6%
Face amount of average check                  $305       $291       $285       $284       $286
Average fee per check                        $7.26      $6.97      $6.81      $6.79      $6.94
Number of checks cashed (in thousands)       9,496      9,020      7,535      5,516      4,585
Number of money orders sold (in thousands)  14,146     13,608     11,835      9,334      8,266
-----------------------------------------------------------------------------------------------

COLLECTIONS DATA:

Face amount of returned checks (in
  thousands)                              $ 10,193   $ 10,399    $ 8,661    $ 6,206    $ 5,196
Collections (in thousands)                   6,301      6,554      5,004      3,786      3,304
                                          --------   --------    -------   --------   --------
Net write-offs (in thousands)             $  3,892   $  3,845    $ 3,657    $ 2,420    $ 1,892
                                          ========   ========    =======   ========    =======
Collections as a percentage of
  returned checks                             61.8%      63.0%      57.8%      61.0%      63.6%
Net write-offs as a percentage of
  revenues                                     3.9%       4.4%       5.3%       5.1%       4.7%
Net write-offs as a percentage of
  the face amount of checks cashed             .13%       .15%       .17%       .15%       .14%
____________________________________

(1) Change in revenues computed excluding electronic tax filing and tax refund check cashing for the years compared.
(2) Calculated based on the changes in revenues of all stores open for the full years compared.

                                       18

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE ANALYSIS
-------------------------------------------------------------------------------------------
                                                    YEAR ENDED JUNE 30,
                            ---------------------------------------------------------------
                                       ($ IN THOUSANDS)            (PERCENTAGE OF REVENUE)
                               1998         1997         1996       1998     1997     1996
                            ---------    ---------    ---------    ------   ------   ------
Check cashing fees          $  60,416    $  54,529    $  44,664     60.3%    62.4%    64.8%
Loan fees and interest         10,137        5,703        2,462     10.1      6.5      3.6
Tax check fees                  8,571        8,306        6,663      8.5      9.5      9.7
Money transfer services         6,082        5,749        4,740      6.1      6.6      6.9
Bill payment services           4,146        2,197        1,320      4.1      2.5      1.9
Money order sales               2,879        2,757        2,413      2.9      3.2      3.5
New customer fees               2,207        2,051        1,338      2.2      2.3      1.9
Franchise revenues              1,665        1,398          633      1.7      1.6      0.9
Other fees                      4,091        4,702        4,726      4.1      5.4      6.8
                             --------    ---------    ---------    ------   ------   ------
Total revenue                $100,194    $  87,392    $  68,959    100.0%   100.0%   100.0%
                             ========    =========    =========    ======   ======   ======

Average revenue per store    $  151.6    $   148.1    $   137.2
 (excluding franchise revenues)

FISCAL 1998 COMPARED TO FISCAL 1997. Revenues increased $12.8 million, or 15%, from $87.4 million in the year ended June 30, 1997, to $100.2 million in the year ended June 30, 1998. This revenue growth resulted from a $5.3 million, or 6.9%, increase in comparable Company-owned store revenues (515 stores) and a $7.5 million increase from stores which were opened or acquired after June 30, 1996, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 66, or 11%, from 617 stores open at June 30, 1997, to 683 stores open at June 30, 1998. The increase in total check cashing fees accounted for 48% of the total revenue increase, the increase in loan fees and interest accounted for 35% of the total revenue increase, and the increase in bill payment services accounted for 15% of the total revenue increase.

Check cashing fees, including tax check fees, increased $6.2 million, or 10%, from $62.8 million in fiscal 1997 to $69.0 million in fiscal 1998. This increase resulted from a 5% increase in the total number of checks cashed and a 4% increase in the average fee per check due to the increase in the average size check. Loan fees and interest increased $4.4 million, or 78%, to $10.1 million in fiscal 1998 as compared to $5.7 million in fiscal 1997. This increase relates primarily to the increase in the number of stores offering the Company's loan products to 299 stores in fiscal 1998 as compared to 189 in fiscal 1997. Money transfer services revenues increased $0.3 million, or 6%, principally as a result of acquired stores and related revenue guarantees. Bill payment services revenues increased $1.9 million, or 89%, principally as a result of new bill payment contracts.

During fiscal 1998, the Company sold 20 franchise stores, opened 41 new franchise stores, and acquired five former franchise stores. Franchise revenues consist of royalties, initial franchise fees, and buyback fees. Franchise revenues increased $0.3 million, or 19%, from fiscal 1997 to fiscal 1998, due to the increase in the number of franchised stores.

Other fees decreased $0.6 million, or 13%, as a result of decreases in food stamp distribution revenue and other miscellaneous product revenue.

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

During fiscal 1997, the Company sold 34 franchise stores, acquired 20 former franchise stores, and opened 26 franchise stores. Franchise revenues consist of royalties, initial franchise fees, and buyback fees. Franchise revenues increased $0.8 million from fiscal 1996 to fiscal 1997, because fiscal 1996 includes only five months of revenue (subsequent to the acquisition of Check Express, Inc. on February 1, 1996), while fiscal 1997 includes revenues for 12 months.

STORE EXPENSE ANALYSIS
-------------------------------------------------------------------------------------------
                                                    YEAR ENDED JUNE 30,
                            ---------------------------------------------------------------
                                     ($ IN THOUSANDS)              (PERCENTAGE OF REVENUE)
                               1998         1997         1996       1998     1997     1996
                            ---------    ---------    ---------    ------   ------   ------
Salaries and benefits       $  27,975    $  24,844    $  20,786     27.9%    28.4%    30.1%
Occupancy                      15,204       13,728       11,284     15.2     15.7     16.4
Armored and security            4,200        3,480        2,926      4.2      4.0      4.2
Returns and cash shorts         6,057        5,961        5,472      6.0      6.8      7.9
Loan losses                     1,807        1,183          461      1.8      1.4      0.7
Depreciation                    4,083        3,346        2,752      4.1      3.8      4.0
Other                           7,777        6,834        4,871      7.8      7.8      7.1
                            ---------    ---------    ---------     -----    -----    -----
Total store expense         $  67,103    $  59,376    $  48,552     67.0%    67.9%    70.4%
                            =========    =========    =========     =====    =====    =====

Average per store expense   $   103.2    $   102.2    $    97.5

FISCAL 1998 COMPARED TO FISCAL 1997. Store expenses increased $7.7 million, or 13%, in fiscal 1998 over fiscal 1997, primarily as a result of the increased number of stores open during the period. Average store expense increased by approximately $1,000 per store in fiscal 1998 as compared to fiscal 1997. Store expenses decreased as a percentage of revenues from 67.9% in fiscal 1997 to 67.0% in fiscal 1998, principally as a result of the increase in average revenues per store. Salaries and benefits expenses, occupancy costs, and armored and security expenses combined increased $5.3 million, or 13%, primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $0.1 million, or 2%, in fiscal 1998 as compared to fiscal 1997. Returned checks, net of collections, and cash shortages decreased as a percentage of revenues from 6.8% in fiscal 1997 to 6.0% in fiscal 1998. Loan losses increased $0.6 million in fiscal 1998 over fiscal 1997, but decreased as a percentage of loan fees and interest revenue from 21% in fiscal 1997 to 18% in fiscal 1998. Depreciation expense increased $0.7 million, or 22%, due to the increased number of stores in operation during fiscal 1998 as compared to fiscal 1997. Other store expenses increased $0.9 million, or 14%, but remained constant at 7.8% of revenue for both fiscal years.

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

OTHER EXPENSE ANALYSIS
-------------------------------------------------------------------------------------------
                                                    YEAR ENDED JUNE 30,
                             --------------------------------------------------------------
                                     ($ IN THOUSANDS)              (PERCENTAGE OF REVENUE)
                               1998         1997         1996       1998     1997     1996
                            ---------    ---------    ---------    ------   ------   ------
Region expenses             $  8,353     $  7,477     $  5,647       8.3%     8.6%     8.2%
Headquarters expenses          7,198        6,106        4,744       7.2      7.0      6.9
Franchise expenses               965        1,046          458       1.0      1.2      0.7
Other depreciation and
  amortization                 3,502        3,024        2,152       3.5      3.5      3.1
Interest expense, net          2,437        2,271        1,714       2.4      2.6      2.5
Other expenses                    49          213          236       0.0      0.2      0.3


REGION EXPENSES

FISCAL 1998 COMPARED TO FISCAL 1997. Region expenses increased $0.9 million, or 12%, in fiscal 1998 over fiscal 1997. The increase is primarily the result of an increase in salaries and benefits, occupancy costs, and the number of region personnel from 93 employees in fiscal 1997 to 104 employees in fiscal 1998. Region expenses decreased as a percentage of revenues from 8.6% for fiscal 1997 to 8.3% for fiscal 1998.

FISCAL 1997 COMPARED TO FISCAL 1996. Region expenses increased $1.8 million, or 32%, in fiscal 1997 over fiscal 1996. The increase is primarily the result of increased salaries and benefits during fiscal 1997. In addition, for fiscal 1997, district supervisors became full-time regional management and all their salaries and benefits were allocated to region expenses; previously a portion of their salaries was allocated to their store expense. Region expenses increased as a percentage of revenues from 8.2% for fiscal 1996 to 8.6% for fiscal 1997.

HEADQUARTERS EXPENSES

FISCAL 1998 COMPARED TO FISCAL 1997. Headquarters expenses increased $1.1 million, or 18%, in fiscal 1998 over fiscal 1997. The increase is the result of additional salaries and benefits, primarily related to merit increases, and additional information systems and financial planning personnel. Headquarters expenses as a percentage of revenue increased from 7.0% in fiscal 1997 to 7.2% in fiscal 1998.

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

FRANCHISE EXPENSES

FISCAL 1998 COMPARED TO FISCAL 1997. Franchise expenses relate to the salaries, benefits and other franchisee support costs for the sales and support personnel in the ACE Franchise Group. Franchise expenses decreased $0.1 million from fiscal 1997 to fiscal 1998, and decreased as a percentage of revenue from 1.2% in fiscal 1997 to 1.0% in fiscal 1998.

FISCAL 1997 COMPARED TO FISCAL 1996. Franchise expenses increased $0.6 million from fiscal 1996 to fiscal 1997, because fiscal 1996 includes only five months of expenses (subsequent to the acquisition of Check Express, Inc. on February 1, 1996), while fiscal 1997 includes expenses for 12 months.

OTHER DEPRECIATION AND AMORTIZATION

FISCAL 1998 COMPARED TO FISCAL 1997. Other depreciation and amortization increased $0.5 million, or 16%, for fiscal 1998 as compared to fiscal 1997. This increase was attributable to an increase in amortization of intangibles (goodwill and non-competition agreements) resulting from the 15 stores acquired during fiscal 1998 and the 12 stores acquired during the last half of fiscal 1997. The increase was also attributable to an increase in depreciation expense resulting from the 62 stores opened in fiscal 1998 and the 20 stores opened in the last half of fiscal 1997.

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

INTEREST EXPENSE

FISCAL 1998 COMPARED TO FISCAL 1997. Interest expense, net of interest income, increased $0.2 million, or 7%, in fiscal 1998 as compared to fiscal 1997.

FISCAL 1997 COMPARED TO FISCAL 1996. Interest expense, net of interest income, increased $0.6 million, or 32%, in fiscal 1997 as compared to fiscal 1996. This increase was primarily attributable to increased borrowings to fund the acquisition of 46 stores during fiscal 1997.

INCOME TAXES

FISCAL 1998 COMPARED TO FISCAL 1997. A total of $4.2 million was provided for income taxes for fiscal 1998 as compared to $3.1 million in fiscal 1997. The provisions for income taxes were calculated based on the statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill associated with the acquisition of Check Express, Inc. on February 1, 1996. The effective income tax rate was 39.5% for fiscal years 1998 and 1997.

FISCAL 1997 COMPARED TO FISCAL 1996. A total of $3.1 million was provided for income taxes for fiscal 1997 as compared to $2.1 million in fiscal 1996. The provisions for income taxes were calculated based on the statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill associated with the acquisition of Check Express, Inc.

BALANCE SHEET VARIATIONS

Cash and cash equivalents, the money order principal payable, and the revolving advances from Integrated Payment Systems, Inc. (the "Money Order Supplier") vary because of seasonal and day-to-day requirements resulting from maintaining cash for cashing checks and making loans, receipts of cash from the sale of money orders, loan volume, and remittances on money orders sold. For the fiscal year ended June 30, 1998, cash and cash equivalents increased $4.7 million, compared to a decrease of $1.1 million for the year ended June 30, 1997. Accounts and notes receivable increased $1.4 million during the year ended June 30, 1998, primarily as a result of the Company's deferred deposit product.

Property and equipment and the excess of purchase price over the fair value of net assets acquired increased $1.9 million and $2.4 million, respectively, during the fiscal year ended June 30, 1998, as a result of the 15 stores acquired and the 62 stores opened during fiscal 1998, offset by related depreciation and amortization.

Term advances from the Money Order Supplier, for the Company's acquisition and expansion activities ("Term Advances"), decreased by $1.1 million due to net repayments during fiscal 1998. Other liabilities increased by

$2.6 million during the year ended June 30, 1998, principally as a result of deferred income related to a $3 million payment to the Company from Travelers Express Company, Inc. ("Travelers Express") in connection with the new money order and bill payment agreements. See "Liquidity and Capital Resources - New Money Order Agreement" below and Note 4 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

During fiscal 1998, 1997 and 1996, the Company had net cash provided by operating activities of $14.2 million, $9.4 million, and $10.4 million, respectively.

During fiscal 1998, 1997 and 1996, the Company recognized $1.5 million, $1.5 million and $0.3 million in deferred revenue, respectively. Under the 1996 MoneyGram Master Agreement, currently with MoneyGram Payment Systems, Inc. (the "MoneyGram Agreement"), the Company received an initial bonus of $2 million in June 1996. The MoneyGram Agreement also provides for incentive bonuses for opening new locations at which MoneyGram services are offered as well as certain other performance incentives. The initial bonus and incentive bonuses are recognized as revenue over the term of the MoneyGram Agreement. The aggregate amount of those additional bonuses and incentives earned by the Company for the fiscal year ended June 30, 1998, was $1.4 million.

Cash Flows from Investing Activities

During fiscal 1998, 1997 and 1996, the Company used $5.7 million, $4.9 million and $3.4 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Capital expenditures related to acquisitions, including related liabilities incurred, amounted to $4.7 million, $10.8 million and $14.2 million for the fiscal years ended June 30, 1998, 1997 and 1996, respectively. In addition, during fiscal 1997, the Company received $2.5 million from the disposition of net assets held for sale.

The Company's total budgeted capital expenditures, excluding acquisitions, are currently anticipated to be approximately $6.6 million during its fiscal year ending June 30, 1999, in connection with the opening of 90 new stores, the relocation or remodeling of certain existing stores, and computer system upgrades. The actual amount of capital expenditures will depend in part on the number of new stores opened, the number of stores acquired, and the number of
existing stores that are relocated or remodeled.   The Company believes that
its existing resources, anticipated cash flows from operations, the Money Order Supplier's commitment to make Term Advances under the Money Order Agreement, and the Company's new credit facility (to be effective upon termination of the relationship with the Money Order Supplier) will be sufficient to finance its planned expansion and operations during fiscal 1999. Although management anticipates that the Company will continue to expand, there can be no assurance that the Company's expansion plans will not be adversely affected by competition, market conditions, or changes in laws or government regulations affecting check cashing and related businesses of the type conducted by the Company.

Cash Flows from Financing Activities

During fiscal 1998, 1997 and 1996, the Company had net cash provided by financing activities of $0.9 million, $2.6 million and $14.6 million, respectively. During fiscal 1998, the Company received $1.5 million proceeds from the exercise of stock options, reduced its Term Advances by $1.1 million, paid $0.4 million of acquisition-related notes payable, and borrowed $1.0 million of revolving advances from the Money Order Supplier.

In fiscal 1997, the Company completed a private placement for $20 million of 9.03% Senior Secured Notes ("Notes") issued to Principal Life Insurance Company (formerly known as Principal Mutual Life Insurance Company) ("Principal") under the Note Purchase Agreement dated as of November 15, 1996. The principal amount of these Notes is due in five equal annual installments of $4 million each, beginning November 15, 1999. Interest payments are due semiannually, beginning May 15, 1997. The Notes include various restrictive covenants. See "Business - Arrangements Regarding Secured Notes." Net proceeds from the issuance of the Notes were primarily used in fiscal 1997 to pay the then outstanding $18.5 million principal plus accrued interest on the Term Advances from the Money Order Supplier.

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

The Term Advances available under the Money Order Agreement are for the Company's expansion and acquisition of new stores. The maximum amount of Term Advances available to the Company is $18.5 million. Each Term Advance bears interest at the prime rate plus 1% and is payable in equal monthly installments utilizing a 60-month amortization until December 31, 1998, when the remaining principal is due. Term Advances may be prepaid in whole or in part and reborrowed based on availability.

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

New Money Order Agreement

 In April 1998, the Company signed a new money order agreement with Travelers Express Company, Inc. ("Travelers Express"), to become effective January 1, 1999. This agreement will replace the existing Money Order Agreement with the Money Order Supplier that expires December 31, 1998. Under the new five-year agreement, the Company will exclusively sell Travelers Express money orders, which will bear the Company's logo. The Company also signed a five-year agreement with Travelers Express, effective in April 1998, to offer an electronic bill-payment service to the Company's customers. In conjunction with these two agreements, the Company received $3 million from Travelers Express in April 1998 and is entitled to receive an additional $400,000 per year for the next five years. The $3 million payment was deferred and included in other liabilities in the Consolidated Balance Sheet. The total $5 million from Travelers Express will be amortized on a straight-line basis over the five-year term of the agreements beginning January 1999.

New Credit Facilities

In July 1998, the Company entered into a Credit Agreement with a syndicate of banks (the "Lenders") represented by Wells Fargo Bank (Texas), National Association ("Wells Fargo Bank"), as lead agent and Chase Bank of Texas as co-agent (the "Credit Agreement"). The Credit Agreement provides for credit facilities to the Company that are available only upon the expiration or termination of the existing Money Order Agreement with the Money Order Supplier, which is currently expected to be January 1, 1999. The contemplated credit facilities consist of a revolving (line-of-credit) facility of $90 million (the "Revolving Facility") and a term-loan facility of $35 million (the "Term-Loan Facility"). The Revolving Facility is to be used for working capital and general corporate purposes of the Company, and the Term-Loan Facility is to be used for store construction and relocation and other capital expenditures of the Company, including acquisitions. Also, upon certain conditions, the Company will have available from Wells Fargo Bank (i) an additional ten-day revolving advance facility of up to $15 million, in addition to the Revolving Facility, and (ii) a standby letter-of-credit facility of up to $1.5 million. The Revolving Facility will in effect replace the deferred money order remittances and revolving advances now obtained and used by the Company under the existing Money Order Agreement, and the Term-Loan Facility will in effect replace the Term Advance facility under the existing Money Order Agreement. The Company expects to borrow under the Credit Agreement, upon the availability of the facilities, to refinance the outstanding borrowings from the Money Order Supplier and to discharge the Company's obligations to pay money order proceeds to the Money Order Supplier under the existing Money Order Agreement. The total amount of funds available under the Revolving Facility may not exceed the Company's cash balances and cash equivalents (including checks cashed by the Company that are being processed for payment).

The Revolving Facility will be available to the Company for 364 days after July 31, 1998, and all unpaid principal and accrued interest under the Revolving Facility will then be due. The Term-Loan Facility will be available to the Company for one year after July 31, 1998, and all amounts outstanding under the Term-Loan Facility at that date will be payable over the succeeding four years; principal will be payable quarterly based on a four-year straight-line amortization. Borrowings under the Revolving Facility will bear interest at an annual rate equal to, at the Company's discretion, either the prime rate publicly announced by Wells Fargo Bank (the "Prime Rate") or the London InterBank Offered Rate ("LIBOR") plus 0.75%. Borrowings under the Term-Loan Facility will bear interest at an annual rate equal to, at the Company's discretion, either the Prime Rate plus 0.25% or LIBOR plus 1.75%. Interest will generally be payable monthly, except on LIBOR-rate borrowings; interest on LIBOR-rate borrowings will be payable every 30, 60, or 90 days, depending on the period selected by the Company.

The Credit Agreement also provides for the Company's prepayment to the Lenders of certain amounts due under the Term-Loan Facility upon certain events that occur after July 31, 1999. Those events include (i) the sale of assets from which the Company has received net proceeds of at least $5 million during a fiscal year, (ii) the Company's issuance of equity securities, and (iii) the Company's having excess cash flow, as defined in the Credit Agreement, for a fiscal year.

Under the Credit Agreement, the Company must pay a commitment fee equal to 0.1% of the total amount of the Revolving Facility and the Term-Loan Facility until those facilities become available. During the availability of those facilities, the Company will pay a commitment fee equal to 0.2% of the unused portion of the Revolving Facility and 0.45% of the unused portion of the Term-Loan Facility.

Although the Credit Agreement as now in effect provides that the Revolving Facility will be available for 364 days after July 31, 1998, that short-term availability resulted in rates and other terms quite favorable to the Company, and the Company expects that facility to be renewed at the expiration of that period. There can be no assurance, however, that the anticipated renewal will be effected. If no such renewal is effected, the Company will have to obtain financing from other sources, and that financing might be on terms less favorable to the Company than those set forth in the Credit Agreement for the Revolving Facility. The Company believes that other sources of financing would be available to it if necessary; however, if the Company were unable to obtain financing from one or more other sources, the Company's liquidity and operations would be materially and adversely affected.

The Credit Agreement may be terminated before the stated expiration or maturity dates of the Revolving Facility and the Term-Loan Facility - requiring all unpaid principal and accrued interest to be paid to the Lenders - upon any Event of Default as defined in the Credit Agreement. The Events of Default include (i) nonpayment of amounts due to the Lenders under the Credit Agreement, (ii) failure to observe or perform covenants set forth in the Credit Agreement that are not cured, (iii) a change in control of the Company, and (iv) an event or circumstance that has a material adverse effect on the Company's business, operations, financial condition, or prospects.

During the availability of the credit facilities under the Credit Agreement, the Company will be subject to various restrictive covenants. The covenants in the Credit Agreement, which are typical of those found in loan agreements of that kind, include restrictions on the incurrence of indebtedness from other sources, restrictions on advances to or investments in other persons or entities, restrictions on significant acquisitions, restrictions on the payment of dividends to shareholders or the repurchase of shares, and the requirement that various financial ratios be maintained.

The Company's payment and performance of its obligations under the Credit Agreement and ancillary documents will be secured by liens on all its assets. The collateral arrangements will be subject to the Amended and Restated Collateral Trust Agreement dated as of July 31, 1998 (the "Amended Collateral Trust Agreement") that was signed with the Credit Agreement. The Amended Collateral Trust Agreement will amend and supersede the existing Collateral Trust Agreement dated as of November 15, 1996, entered into at the time of the Note Purchase Agreement with Principal. The Amended Collateral Trust Agreement will create a collateral trust, with Wilmington Trust Company as trustee, to secure the Company's obligations under the Credit Agreement and to the Company's two other secured lenders, Principal and Travelers Express. The Amended Collateral Trust Agreement includes agreements regarding the priority of distributions to the secured lenders upon foreclosure and liquidation of the collateral subject thereto and certain other intercreditor arrangements.

IMPACT OF THE YEAR 2000 ISSUE

The "Year 2000 Issue" is the result of computer programs that use two digits instead of four to record the applicable year. Computer programs that have date-sensitive software might recognize a date using "00" as the year 1900 instead of the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other events, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company currently believes that, based on a recent internal assessment of its technology infrastructure, the Company will not be required to modify or replace significant portions of its software or hardware so that its computer systems will properly recognize dates beyond December 31, 1999.

The Company also believes that its software and hardware with the Year 2000 Issue can be modified or replaced with upgraded or new software at a cost that will not be material to the Company's operations or financial condition. Further, the Company does not believe that its operations have been or will be disrupted to any material extent by the Year 2000 Issue with its existing software or hardware or by its activities to address the Year 2000 Issue.

The Company believes that it has identified the most significant pieces of its software and items of its hardware with the Year 2000 Issue; that software includes portions of its accounting software and data processing software for the Company's AS400 computer. However, the Company believes that modifications or replacements for that software or to that hardware are readily available in the marketplace or from suppliers of that software to the Company. The Company has begun to schedule the processes to modify or replace (as the case may be) that software and hardware. The Company plans to use its own personnel, consultants, and resources and the personnel of its software suppliers to modify or replace software and hardware. The Company plans to complete the necessary modification and replacement of its software and hardware to address the Year 2000 Issue by the end of fiscal 1999.

The Company has contacted its significant suppliers to determine the extent to which the Company may be vulnerable to those parties' failure to remediate their own Year 2000 Issues. The Company's plans to address the

Year 2000 Issue, as well as the estimated cost to address it stated below, include the estimated time and cost associated with the impact of such other parties' Year 2000 Issues, based on currently available information. However, the Company's information in this regard is not necessarily complete. There can be no guarantee that the systems of other companies with which the Company's systems interface will be timely converted (if necessary), or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not require the Company to spend more time or money than estimated, or even have a material adverse effect on the Company.

The Company estimates that the total cost of addressing its Year 2000 Issue will be approximately $0.25 million (excluding the compensation cost of its existing technology personnel, which would have been incurred anyway). That estimated cost, as well as the Company's existing plans to address the Year 2000 Issue, are based on various assumptions, including the availability of internal and external technological resources and other parties' software modification plans. There can be no guarantee that this estimate and these plans will be achieved, however. Specific factors that might cause actual results to differ include, but are not necessarily limited to, the availability and cost of technology personnel trained in this area and the ability to locate and correct all relevant computer codes.

OPERATING TRENDS

SEASONALITY

The Company's business is seasonal to the extent of the impact of cashing tax refund checks and two other tax-related services -- electronic tax filing and processing applications for refund anticipation loans. The impact of these services is in the third and fourth quarters of the Company's fiscal year.

IMPACT OF INFLATION

Management believes that the Company's results of operations are not dependent upon the levels of inflation.

FORWARD-LOOKING STATEMENTS

This Report contains, and from time to time the Company or certain of its representatives may make, "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as "anticipate," "expect," "estimate," "believe," "intend," and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company's control and may not even be predictable. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to, many of the matters described in this Report: the Company's relationships with the Money Order Supplier, the supplier of MoneyGram services, Travelers Express, and the Lenders; governmental regulation of check-cashing and related businesses; theft and employee errors; the availability of suitable locations, acquisition opportunities, adequate financing, and experienced management employees to implement the Company's growth strategy; the fragmentation of the check-cashing industry and competition from various other sources, such as banks, savings and loans, and other financial services entities, as well as retail businesses that offer products and services offered by the Company; and customer demand and response to products and services offered by the Company. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Part IV, Item 14(a) 1 for information required for this item.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.


                                    PART III

	The information called for in Part III of this Form 10-K is incorporated by reference from the Company's definitive proxy statement to be filed with the
Securities and Exchange Commission pursuant to Regulation 14A not later than
October 28, 1998 (120 days after the Company's fiscal year).


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a) The following documents are filed as part of this report:

1. Financial Statements.
   --------------------

Report of independent public accountants . . . . . . . . . . . . . . . . .  34
Consolidated balance sheets as of June 30, 1998 and 1997 . . . . . . . . .  35
Consolidated statements of earnings for the years ended
              June 30, 1998, 1997 and 1996 . . . . . . . . . . . . . . . .  36
Consolidated statements of shareholders' equity for the years ended
    June 30, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . .  37
Consolidated statements of cash flows for the years ended
    June 30, 1998, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . .  38

Notes to consolidated financial statements . . . . . . . . . . . . . . . .  39

2. Financial Statement Schedules.
   -----------------------------
	All schedules have been omitted as inapplicable or because the information required to be included therein is shown in the Financial Statements or Notes to Consolidated Financial Statements.

3. Exhibits.
   ---------

Exhibit Number					Exhibits
--------------                            --------

3.1 Restated Articles of Incorporation of the Registrant, as amended through January 31, 1998. (Included as Exhibit 3.6 to the Company's Form 10-Q as of December 31, 1997 (Commission File Number 0-20774) and incorporated herein by reference).

3.2 Amended and Restated Bylaws of the Registrant, as amended through January 31, 1998. (Included as Exhibit 3.7 to the Company's Form 10-Q as of December 31, 1997 (Commission File Number 0-20774) and incorporated herein by reference.)

4.1 Form of Certificate representing shares of Registrant's Common Stock. (Included as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-53286) (the "Registration Statement") and incorporated herein by reference.)

10.1 Ace Cash Express, Inc. 1987 Stock Option Plan, as amended (including form of Incentive Stock Option Agreement). (Included as Exhibit 10.1 to the Registration Statement and incorporated herein by reference.)#

10.2 1992 Master Agreement dated October 14, 1992 (the "Money Order Agreement") between the Company and American Express Travel Related Services Company, Inc. (the "Money Order Supplier"). (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934) (Included as Exhibit 10.4 to the Registration Statement and incorporated herein by reference.)

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

10.13 Ace Cash Express, Inc. 401(k) Profit Sharing Plan, adopted July 1, 1994. (Included as Exhibit 10.13 to the Company's Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.14 Ace Cash Express, Inc. Deferred Compensation Plan, adopted July 1, 1994. (Included as Exhibit 10.14 to the Company's Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.15 Asset Purchase Agreement dated June 27, 1995, among the Company and Quick Cash, Inc., Q.C. & G. Financial, Inc., David Christenholz and Gloria Guerra-Leyva. (Included as Exhibit 2.1 to the Company's Form 8-K filed on July 11, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

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

10.23 Agreement and Plan of Merger dated October 13, 1995, among the Company, Check Express, Inc., and Ace Acquisition Corporation. (Included as
       Exhibit 2.1 to the Company's Form 8-K filed on February 16, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

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

10.28 Note Purchase Agreement dated November 15, 1996, between the Company and Principal Life Insurance Company. (Included as Exhibit 10.28 to the Company's Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.29  Form of 9.03% Senior Secured Notes due November 15, 2003. (Included as
       Exhibit 10.29 to the Company's Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.30 Collateral Trust Agreement dated November 15, 1996, among the Company and the Money Order Supplier, Principal Life Insurance Company, and Wilmington Trust Company. (Included as Exhibit 10.30 to the Company's Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

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

10.33 Amendment No.1 to the Ace Cash Express 401K Profit Sharing Plan effective January 1, 1998. (Included as Exhibit 10.33 to the Company's Form 10-Q as of March 31, 1998 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.34 Amendment No. 1 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan.*#

10.35 Amendment No. 2 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan.*#

10.36	 Ace Cash Express, Inc. 1997 Stock Option Plan.  (Included as Exhibit A
       to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders (Commission File No. 0-20774) and incorporated herein by reference.)#

10.37  Amendment No. 1 to Ace Cash Express, Inc. 1997 Stock Option Plan.*#

10.38 Form of Change-in-Control Executive Severance Agreement between the Company and each of its three executive officers.*#

10.39	 Money Order Agreement dated as of April 16, 1998, but to be effective upon the expiration or termination of the existing Money Order Agreement with the Money Order Supplier, between the Company and Travelers Express Company, Inc. (Confidential treatment for a portion of this document has been requested of the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934).*

10.40 Credit Agreement dated as of July 31, 1998, but to be effective upon the expiration or termination of the existing Money Order Agreement with the Money Order Supplier, among the Company, Wells Fargo Bank (Texas), National Association, as agent (the "Credit Agent"), and the lenders named therein, with Exhibits A and B thereto and Schedules 2.01(a) and 2.01(b) thereto.*

10.41 Amended and Restated Collateral Trust Agreement dated as of July 31, 1998, but to be effective upon the expiration or termination of the existing Money Order Agreement with the Money Order Supplier, among the Company, the Credit Agent, Travelers Express Company, Inc., Principal Life Insurance Company (formerly known as Principal Mutual Life Insurance Company), and Wilmington Trust Company.*

10.42 Amended and Restated Assignment of Deposit Accounts and Security Agreement dated as of July 31, 1998, but to be effective upon the expiration or termination of the existing Money Order Agreement with the Money Order Supplier, between the Company and Wilmington Trust Company.*

27	 Financial Data Schedule (EDGAR version only)  *

______
* Filed herewith
# Management contract of compensatory plan or arrangement


(b)	Reports on Form 8-K

		None

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    ACE CASH EXPRESS, INC.

                                                    By:  /s/  JAY B. SHIPOWITZ
                                                        ----------------------
                                                              Jay B. Shipowitz
                                                         Senior Vice President
                              Chief Financial Officer, Treasurer and Secretary

                                             Date:          September 24, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                        Title                              Date
---------                        -----                              ----
/s/ RAYMOND C. HEMMIG            Chairman of the Board, Director
----------------------
Raymond C. Hemmig


/s/ DONALD H. NEUSTADT           President and Chief Executive Officer,
-----------------------          Director (Principal Executive Officer)
Donald H. Neustadt

/s/ JAY B. SHIPOWITZ             Senior Vice President, Chief Financial
---------------------            Officer, Treasurer and Secretary
Jay B. Shipowitz                 (Principal Financial and Accounting Officer)

/s/ HOWARD W. DAVIS              Director
-------------------
Howard W. Davis


/s/ MARSHALL B. PAYNE            Director
----------------------
Marshall B. Payne


/s/ EDWARD W. ROSE III           Director
-----------------------
Edward W. Rose III


/s/ CHARLES DANIEL YOST          Director
------------------------
Charles Daniel Yost

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Ace Cash Express, Inc.:

We have audited the accompanying consolidated balance sheets of Ace Cash Express, Inc. (a Texas corporation) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ace Cash Express, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.




                                                        ARTHUR ANDERSEN LLP

Dallas, Texas,
August 14, 1998

                      ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                  ($ in thousands, except share and per share data)

                                                                      JUNE 30,
                                                            -----------------------------
                                                                1998             1997
                                                            ------------     ------------
                        ASSETS

Cash and cash equivalents                                   $     60,168     $     55,494
Accounts and notes receivable, net of allowance
  of $803 and $956, respectively                                   8,857            7,459
Prepaid expenses                                                     565              573
Inventories                                                        2,449            2,052
Property and equipment, net                                       25,852           23,920
Covenants not to compete, net                                      2,254            2,775
Excess of purchase price over fair value of assets acquired,
  net                                                             29,932           28,469
Other assets                                                       4,558            3,608
                                                            ------------     ------------
                                                            $    134,635     $    124,350
                                                            ============     ============
          LIABILITIES AND SHAREHOLDERS' EQUITY

Money order principal payable                               $     47,486     $     41,281
Senior secured notes payable                                      20,226           20,231
Revolving advances from money order supplier                       1,932            7,166
Accounts payable and accrued liabilities                          11,385           11,031
Notes payable                                                        228              637
Term advances from money order supplier                            7,073            8,209
Other liabilities                                                  7,354            4,739

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1 par value, 1,000,000 shares authorized,
  none issued and outstanding                                          -                -
Common stock, $.01 par value, 20,000,000 shares authorized,
  9,882,161 and 9,668,612 shares issued and outstanding,
  respectively                                                        99               96
Additional paid-in capital                                        20,620           19,130
Retained earnings                                                 18,232           11,830
                                                            ------------     ------------
  Total shareholders' equity                                      38,951           31,056
                                                            ------------     ------------
                                                            $    134,635     $    124,350
                                                            ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                         ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF EARNINGS
                        ($ in thousands, except per share amounts)

                                                            YEAR ENDED JUNE 30,
                                                --------------------------------------
                                                  1998            1997          1996
                                                --------       --------       --------
Revenues                                        $100,194       $ 87,392       $ 68,959

Store expenses:
  Salaries and benefits                           27,975         24,844         20,786
  Occupancy                                       15,204         13,728         11,284
  Depreciation                                     4,083          3,346          2,752
  Other                                           19,841         17,458         13,730
                                                --------       --------        --------
    Total store expenses                          67,103         59,376         48,552
                                                --------       --------        --------
Store gross margin                                33,091         28,016         20,407
Region expenses                                    8,353          7,477          5,647
Headquarters expenses                              7,198          6,106          4,744
Franchise expenses                                   965          1,046            458
Other depreciation and amortization                3,502          3,024          2,152
Interest expense, net                              2,437          2,271          1,714
Other expenses                                        49            213            236
                                                --------       --------       --------
Income before income taxes                        10,587          7,879          5,456
Income taxes                                       4,185          3,113          2,130
                                                --------       --------       --------
Net income                                      $  6,402       $  4,766       $  3,326
                                                ========       ========       ========

Basic earnings per share                        $    .66       $    .50       $    .36
                                                ========       ========       ========
Weighted average number of common
  shares outstanding - basic EPS                   9,759          9,567          9,357
                                                ========       ========       ========

Diluted earnings per share                      $    .63        $   .48       $    .45
                                                ========       ========       ========
Weighted average number of common and
  dilutive shares outstanding - diluted EPS       10,215          9,845          9,570
                                                ========       ========       ========




The accompanying notes are an integral part of these consolidated financial statements.

                               ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           ($ in thousands)

                             COMMON STOCK            ADDITIONAL                       TOTAL
                         --------------------         PAID-IN       RETAINED      SHAREHOLDERS'
                            SHARES      AMOUNT        CAPITAL       EARNINGS         EQUITY
                          -----------   -------     ---------     -----------     ------------
BALANCE, JUNE 30, 1995      9,308,061    $  93      $  17,460        $  3,738         $ 21,291
Stock options exercised       178,398        2            617               -              619
Net income                          -        -              -           3,326            3,326
                            ---------    -----      ---------        --------         --------
BALANCE, JUNE 30, 1996      9,486,459       95         18,077           7,064           25,236
Stock options exercised       182,153        1          1,053               -            1,054
Net income                          -        -              -           4,766            4,766
                            ---------    -----      ---------        --------         --------
BALANCE, JUNE 30, 1997      9,668,612       96         19,130          11,830           31,056
Stock options exercised       213,549        3          1,490               -            1,493
Net income                          -        -              -           6,402            6,402
                            ---------    -----       --------        --------         --------
BALANCE, JUNE 30, 1998      9,882,161    $  99       $ 20,620        $ 18,232         $ 38,951
                            =========    =====       ========        ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                              ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          ($ in thousands)

                                                                    YEAR ENDED JUNE 30,
                                                            ----------------------------------
                                                               1998        1997        1996
                                                            ----------  ----------  ----------
Cash flows from operating activities:
Net income                                                  $   6,402   $   4,766   $   3,326
Adjustments to reconcile net income to net cash provided
     by operating activities:
   Depreciation and amortization                                7,592       6,399       4,908
   Change in deferred tax benefit                                (749)       (435)       (995)
   Deferred revenue                                            (1,534)     (1,478)       (278)
Changes in assets and liabilities:
   Accounts and notes receivable, net                          (1,398)     (1,861)     (1,541)
   Prepaid expenses                                                 8        (245)         14
   Inventories                                                   (397)         32        (451)
   Other assets                                                 1,317      (1,521)     (1,262)
   Accounts payable and other liabilities                       2,969       3,734       6,690
                                                            ---------   ---------   ---------
          Net cash provided by operating activities            14,210       9,391      10,411

Cash flows from investing activities:
   Purchases of property and equipment, net                    (5,742)     (4,868)     (3,435)
   Cost of net assets acquired                                 (4,708)    (10,766)    (14,219)
   Proceeds from sale of net assets held for sale                   -       2,490           -
                                                            ---------   ---------   ---------
          Net cash used by investing activities               (10,450)    (13,144)    (17,654)

Cash flows from financing activities:
   Net proceeds from issuance of senior secured notes payable       -      20,231           -
   Net borrowings (repayments) from money order supplier          971      (8,198)      7,935
   Term advances from money order supplier                        708      11,273       8,768
   Payment of term advances from money order supplier          (1,844)    (20,033)     (1,531)
   Net payments on notes payable                                 (414)     (1,683)     (1,192)
   Proceeds from stock options exercised                        1,493       1,054         617
                                                            ---------   ---------   ---------
          Net cash provided by financing activities               914       2,644      14,597
                                                            ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents            4,674      (1,109)      7,354
Cash and cash equivalents, beginning of year                   55,494      56,603      49,249
                                                            ---------   ---------   ---------
Cash and cash equivalents, end of year                      $  60,168   $  55,494   $  56,603
                                                            =========   =========   =========

Supplemental disclosures of cash flows information:
   Interest paid                                            $   2,663   $   1,330   $   1,646
   Income taxes paid                                            3,508       4,864       1,798
Supplemental schedule of non-cash investing activities:
   Liabilities incurred in connection with acquired stores  $     439   $   1,149   $     213




The accompanying notes are an integral part of these consolidated financial statements.

                   ACE CASH EXPRESS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Ace Cash Express, Inc. (the "Company") was incorporated under the laws of the state of Texas in March 1982. The Company operates in one business segment and provides retail financial services, such as check cashing, small consumer loans, bill payments, money orders, wire transfers, and other transactional services to customers for a fee. On June 30, 1998, the Company owned and operated 683 stores in 23 states and the District of Columbia. In addition, the Company has 89 franchised stores.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investment securities purchased with an original maturity of six months or less to be cash equivalents.

Accounts and Notes Receivable

Accounts and notes receivable on the consolidated balance sheet includes a receivable for the Company's post-dated check product. Through this product, the Company permits a customer to receive a cash advance for a fee, secured by a post-dated personal check. This product generally has a term of two to four weeks. As of June 30, 1998 and 1997, the receivable for post-dated checks was approximately $4.7 million and $2.8 million, respectively.

Inventories

Inventories consist of unsold lottery tickets and other inventory. Lottery tickets are stated at purchase price and accounted for using the specific identification method. Other inventories are stated at cost and utilize the first-in, first-out method. No provision for obsolescence is considered necessary.

                                                       JUNE 30,
                                                 ------------------
                                                  1998        1997
                                                 ------      ------
                                                  ($ in thousands)
         Lottery tickets inventory               $1,967      $1,799
         Other inventory                            482         253
                                                 ------      ------
                                                 $2,449      $2,052
                                                 ======      ======

                                       39

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

Intangible Assets

Pre-opening expenses, consisting of salary, training and travel costs incurred prior to store opening, are deferred and amortized over 12 months. Pre-opening costs (net of accumulated amortization) of approximately $0.5 million and $0.2 million at June 30, 1998 and 1997, respectively, are included in other assets.

The excess of the purchase price over fair value of net assets acquired is being amortized on the straight-line method over 30 years. Covenants not to compete are amortized over the applicable period of the contract, generally ranging from two to five years. Company management annually evaluates the useful lives of intangible assets, their carrying values, and their expected benefits in relation to the results of operations. The unamortized cost of impaired intangible assets is charged to expense when impairment occurs.

The Company is required to adopt a new accounting standard, AICPA Statement of Position 98-5, " Reporting on the Costs of Start-Up Activities," by the first quarter ending September 30, 1999. The standard requires the previously capitalized start-up costs to be recognized as a change in accounting principle and expensed fully in the quarter. Adoption of this statement for the year ended June 30, 1998, would have resulted in a cumulative effect of change in accounting principle, net of tax, of approximately $0.3 million, or $.03 per diluted share.

Store Expenses

The direct costs incurred in operating the stores have been classified as store expenses and are deducted from total revenues to determine contribution attributable to the stores. Store expenses include salary and benefit expense of store employees, rent and other occupancy costs, depreciation of store property, bank charges, armored and security costs, net returned checks, cash shortages, and other costs incurred by the stores.

Franchise Accounting

The Company includes franchise fees in revenues. Franchise fees include initial, territory, and future optional store fees as well as continuing franchise fees ("royalty fees") and research and development fees. The Company offers both nonexclusive and exclusive franchise arrangements.

Initial fees are recognized when the Company has provided substantially all its initial services in accordance with the franchise agreements. Generally, this occurs when the related sites have been approved or identified and the franchisee has completed the training required by the Company. Related direct costs, primarily sales commissions, are deferred until revenue is recognized. Royalty fees are recognized as revenues as they are earned under the franchise agreements. For the years ended June 30, 1998 and 1997, approximately $1.7 million and $1.4 million, respectively, of franchise revenue was recognized.

Cash payments received under franchise agreements prior to the completion of the earnings process are deferred until the initial fees are recognized in accordance with the preceding paragraph.

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

In accordance with the provisions of SFAS No. 109, a valuation allowance should be recognized, if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recorded no valuation allowance as of June 30, 1998 or 1997.

Earnings Per Share

Earnings per share have been computed based on the weighted average number of common and dilutive shares outstanding for the respective periods. Dilutive shares include employee and director stock options.

Returned Checks

The Company charges operations for potential losses on returned checks in the period such checks are returned, since ultimate collection of these items is uncertain. Recoveries on returned checks are credited in the period when the recovery is received.

Software Development Costs

In accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes the external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project, to the extent of the time spent directly on the project. Prior to adopting SOP 98-1 in fiscal 1998, the Company expensed as incurred all internal costs of computer software development related to the Company's point-of-sale system.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. PROPERTY AND EQUIPMENT

                                                              JUNE 30,
                                                      ----------------------
                                                         1998         1997
                                                      ---------    ---------
                                                      ($ in thousands)
        Property and equipment, at cost:
        Store equipment, furniture and fixtures        $ 21,409    $ 20,674
        Leasehold improvements                           16,248      14,263
        Signs                                             4,227       4,242
        Other                                               776         911
                                                       --------    --------
                                                       $ 42,660    $ 40,090
          Less - accumulated depreciation and
            amortization                                (16,808)    (16,170)
                                                       --------    --------
                                                       $ 25,852    $ 23,920
                                                       ========    ========

                                       41

3. ACQUISITIONS AND DISPOSITIONS

During the year ended June 30, 1998, the Company acquired the assets of 15 stores in six separate purchases from third parties for approximately $4.7 million. During the year ended June 30, 1997, the Company acquired the assets of 46 stores in 20 separate purchases from third parties for approximately $10.8 million. During the year ended June 30, 1996, the Company acquired the assets of 70 stores, including all the outstanding common stock of Check Express, Inc., in 12 separate purchases from third parties for approximately $14.2 million.

As a condition of each purchase, the sellers agreed not to compete with the Company for specified periods ranging from two to five years. All acquisitions have been accounted for using the purchase method of accounting. Covenants not to compete were valued at contractually agreed upon amounts which management believes correspond to fair value.

                                                               JUNE 30,
                                                         -------------------
                                                           1998        1997
                                                         -------     -------
                                                           ($ in thousands)
       Covenants not to compete, at cost                 $ 5,510     $ 5,095
       Less -- accumulated amortization                   (3,256)     (2,320)
                                                         --------    --------
                                                         $ 2,254     $ 2,775
                                                         ========    ========

The excess purchase price over fair value of net assets acquired is as follows:

                                                               JUNE 30,
                                                         --------------------
                                                           1998        1997
                                                         --------    --------
                                                           ($ in thousands)
       Excess of purchase price over fair value of net
         assets acquired at cost                         $ 32,970    $ 30,566
       Less -- accumulated amortization                    (3,038)     (2,097)
                                                         --------    --------
                                                         $ 29,932    $ 28,469
                                                          =======    ========

4. FINANCING ARRANGEMENTS AND GUARANTEES

Senior Secured Notes Payable

In fiscal 1997, the Company completed a private placement for $20 million of 9.03% Senior Secured Notes ("Notes") issued to Principal Life Insurance Company (formerly known as Principal Mutual Life Insurance Company) ("Principal") under the Note Purchase Agreement. The principal amount of the Notes is due in five equal annual installments of $4 million each, beginning November 15, 1999. Interest payments are due semiannually, beginning May 15, 1997. The Notes include various restrictive covenants, similar to those included in the Money Order Agreement. The Company is in compliance with these restrictive covenants. Net proceeds from the issuance of the Notes were primarily used to pay the then outstanding $18.5 million principal plus accrued interest on the Term Advances from the Money Order Supplier.

The Notes are secured by a security interest in substantially all the assets of the Company. The Company also entered into a Collateral Trust Agreement with Wilmington Trust Company, as trustee, and the Company's two secured lenders, Principal and the Money Order Supplier. Under the terms of the Collateral Trust Agreement, the Money Order Supplier has priority with respect to deferred money order remittances, and all secured lenders otherwise share in the collateral on a pro rata basis, in the event of foreclosure or liquidation of the collateral. The Company also executed an Assignment of Deposit Accounts and Security Agreement with Wilmington Trust Company to grant the trustee a security interest in the same collateral that had previously secured the Company's obligations solely to the Money Order Supplier.

Money Order Supplier

Most of the Company's funds for the operation of its check cashing business, the Company's primary business, are derived from Integrated Payment Systems, Inc. (the "Money Order Supplier") under the terms of the Company's 1992
Master Agreement as amended (the "Money Order Agreement").  The Money
Order Agreement provides for the payment of certain fees to the Money Order Supplier in connection with the sales of money orders by the Company and requires the Company to remit proceeds from money order sales to the Money Order Supplier in accordance with a deferred remittance schedule. In addition, the Money Order Agreement provides a commitment by the Money Order Supplier to make advances, including working capital advances ("Revolver Advances") and long-term revolving advances ("Term Advances") to the Company. Term Advances are intended to fund a portion of the Company's financial needs for expansion and acquisition of new stores.

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

The Money Order Agreement includes various restrictive covenants, including, among other things, financial coverage ratios and limitations on the Company's incurrence of indebtedness, required operating cash flow levels and permitted capital expenditures. The Money Order Agreement also restricts encumbrance of the collateral provided to the Money Order Supplier, repurchases of its capital stock, effecting fundamental changes to its governing corporate documents, and making investments in other persons or entities. Under the Money Order Agreement, the Company's ability to pay dividends is limited to the greater of
(i) 20% of the earnings of the Company for the immediately preceding fiscal year and (ii) after December 1, 1994, 10% of the cumulative earnings of the Company after September 30, 1992, up to $1.0 million annually; provided that the payment of any dividends does not cause a default under any other covenant in the Money Order Agreement.

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

At June 30, 1998, the Company had approximately $7.1 million in outstanding Term Advances which were used to fund fiscal 1997 and fiscal 1998 acquisitions. Principal payments of approximately $0.2 million are due monthly through December 31, 1998, when the remaining principal of approximately $6.0 million is due. Interest at 1% over the prime interest rate (totaling 9.5% at August 31, 1998) is due monthly.

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

New Money Order Agreement

In April 1998, the Company signed a new money order agreement with Travelers Express Company, Inc. ("Travelers Express"), to become effective January 1, 1999. This agreement will replace the existing Money Order Agreement with the Money Order Supplier that expires December 31, 1998. Under the new five-year agreement, the Company will exclusively sell Travelers Express money orders, which bear the Company's logo. The Company also signed a five-year agreement with Travelers Express, effective in April 1998, to offer an electronic bill-payment service to the Company's customers. In conjunction with these two agreements, the Company received $3 million from Travelers Express in April 1998 and is entitled to receive an additional $0.4 million per year for the next five years. The $3 million payment was deferred and included in other liabilities in the Consolidated Balance Sheet. The total $5 million from Travelers Express will be amortized on a straight-line basis over the five-year term of the agreements beginning January 1999.

Notes Payable

Notes payable related to acquired stores bear interest at prime plus 1%, currently 9.5% and are due six months after acquisition. Notes payable were approximately $0.2 million and $0.6 million, respectively, as of June 30, 1998 and 1997.

New Credit Facilities

In July 1998, the Company signed an agreement ("Agreement") with a syndicate of banks, led by Wells Fargo Bank (Texas), National Association. This Agreement provides a senior secured credit facility of $125 million of financing to the Company. The Agreement contemplates a committed revolving line-of-credit facility of $90 million, to be used for working capital and general corporate purposes and a committed term-loan facility of $35 million, to be used to refinance its current term loan. In the future, the Company will have the ability to utilize the term facility to fund acquisitions and provide capital for internal expansion. Additionally, the Company has obtained a $15 million uncommitted working capital line-of-credit, for a total available working capital facility of $105 million. The Agreement includes various restrictive covenants and collateral arrangements, similar to those included in the current Money Order Agreement.

While the Agreement was executed in July 1998, the facility will not be available until the commencement of the new money order agreement, which is expected to be on January 1, 1999. The revolving line-of-credit has a one-year term and is renewable annually. The term loan has a one-year term with a four-year amortization beginning after the expiration of the one-year term.
Interest on the revolver will bear interest at a rate per annum of either (at the Company's discretion) the Prime Rate or LIBOR (30 day) plus 0.75%. The term loan will bear interest at a rate per annum either (at the Company's discretion) of the Prime Rate plus 0.25% or LIBOR plus 1.75%. The Company will pay an unused commitment fee on the revolving credit facility and the term loan of 0.20% or 0.45%, respectively. It is the Company's expectation that the Agreement will be renewed annually.

Debt Maturity Schedule

Scheduled maturities of debt for the years following June 30, 1998, including the senior secured notes payable, term advances from the Money Order Supplier, and notes payable are as follows ($ in thousands):


        Year Ending June 30:
        1999 . . . . . . . . . . . . . . . . $ 7,527
        2000 . . . . . . . . . . . . . . . .   4,000
        2001 . . . . . . . . . . . . . . . .   4,000
        2002 . . . . . . . . . . . . . . . .   4,000
        2003 and thereafter . . . . . . . .    8,000
                                             -------
                                             $27,527
                                             =======

MoneyGram Guarantees and Incentive Bonuses

The Company operates as a MoneyGram agent under the 1996 MoneyGram Master Agreement, as amended (the "MoneyGram Agreement"), which provides for a revenue guarantee on acquired stores for the conversion of wire transfer services to MoneyGram from another supplier. The amount of the guarantee is equivalent to the annual aggregate wire transfer revenue for the acquired stores derived from another supplier. The guarantee period expires on December 31, 2000, unless the MoneyGram Agreement is extended. The amount of guarantee revenue, which represents the difference between the guarantee and the actual wire transfer service revenue, for the fiscal years ended June 30, 1998 and 1997, was approximately $1.1 million and $0.9 million, respectively.

In June 1996, when the term of the MoneyGram Agreement was extended for two additional years, to December 31, 2000, the Company received an initial bonus of $2 million. The MoneyGram Agreement also provides for future incentives for opening new MoneyGram service locations. The bonuses have been deferred and included in other liabilities in the Company's consolidated balance sheet and are amortized to revenues over the term of the MoneyGram Agreement. During the year ended June 30, 1998, $1.4 million of amortization was recorded and included in money transfer services revenues. The deferred revenue balance at June 30, 1998, was approximately $3.4 million for MoneyGram bonuses and incentives.

5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                               JUNE 30,
                                                         -------------------
                                                          1998         1997
                                                         -------     -------
                                                          ($ in thousands)
      Accounts payable - trade                           $ 3,766     $ 3,290
      Accrued salaries                                     3,354       3,192
      Money transfer payable                                 825       1,319
      Income taxes payable                                 1,315         759
      Other                                                2,125       2,471
                                                         -------     -------
                                                         $11,385     $11,031
                                                         =======     =======

6. OTHER LIABILITIES

                                                               JUNE 30,
                                                         -------------------
                                                          1998         1997
                                                         -------     -------
                                                          ($ in thousands)
      Deferred revenue                                   $ 6,643     $ 3,913
      Unearned franchise fees                                475         643
      Other                                                  236         183
                                                         -------      ------
                                                         $ 7,354      $4,739
                                                         =======      ======

7.  SHAREHOLDERS' EQUITY

During fiscal 1998, the Company's 1987 Stock Option Plan expired and the Company adopted a 1997 Stock Option Plan, each for eligible employees. There are 1,460,279 shares of Common Stock reserved for grants of options under these plans. Options are granted at the sole discretion of the Compensation Committee of the Board of Directors to selected employees of the Company. Outstanding options are generally exercisable annually in installments over a three to four year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire either at five or ten years after date of grant.

The Board of Directors of the Company authorized a stock dividend, in the form of a three-for-two stock split, to shareholders of record as of November 30, 1997. The split was effected by distributing one additional share of common stock of the Company for every two shares of common stock outstanding. Cash was paid in lieu of fractional shares. All share and per share amounts in the financial statements have been restated to reflect the stock split.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock-based compensation programs using the intrinsic value method, and accordingly, stock options do not represent compensation expense in the determination of net income in the Consolidated Statements of Earnings. Under the intrinsic value method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Had stock option compensation expense been determined consistent with the fair value method of measuring compensation expense under SFAS No. 123, the pro forma effect for fiscal 1998 and 1997 would have been a reduction in the Company's net income of approximately $1.3 million and $0.7 million, respectively, and a reduction in diluted earnings per share of approximately $.13 and $.07, respectively.

In determining the pro forma stock compensation expense, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1998 and 1997, respectively: expected volatility of 53% and 43%; expected lives of 3.0 and 2.5 years; risk-free interest rates of 4.9% and 5.25%; and no expected dividends.

Stock options outstanding at June 30, 1998, had a range in exercise prices of $3.33 to $15.88 and an average remaining contractual life of 4.6 years. The fair value of options granted during the years ended June 30, 1998 and 1997, calculated using the Black-Scholes option-pricing model, was approximately $8.87 per share and $3.22 per share, respectively.

The following table summarizes stock option activity under the two employees' stock option plans:

                                                           Available for       Weighted
                                                           -------------       --------
                            Reserved          Granted            Grant       Average Price
                            --------          -------            -----       -------------
Shares at June 30, 1995     1,098,225         754,326          343,899       $    3.93
Exercised                    (178,398)       (178,398)               -            2.98
Canceled                            -        (132,505)         132,505            4.01
Granted                             -         255,263         (255,263)           4.03
                            ------------------------------------------
Shares at June 30, 1996       919,827         698,686          221,141            4.13
Increase in shares
  reserved for options        450,000               -          450,000               -
Exercised                    (182,153)       (182,153)               -            4.63
Canceled                            -        (100,572)         100,572            3.63
Granted                             -         350,303         (350,303)           6.95
                            ------------------------------------------
Shares at June 30, 1997     1,187,674         766,264          421,410            5.37
Expiration of 1987
  stock option plan          (431,846)              -         (431,846)              -
New 1997 stock option plan    900,000               -          900,000               -
Exercised                    (195,549)       (195,549)               -            4.85
Canceled                            -         (27,234)          27,234           11.42
Granted                             -         243,357         (243,357)          12.29
                            ------------------------------------------
Shares at June 30, 1998     1,460,279         786,838          673,441       $    7.43
                            ==========================================

At June 30, 1998, the outstanding options as to 786,838 shares have exercise prices ranging from $3.33 to $15.88 (fair market value on dates of grant). Options as to 336,232 shares are exercisable at a weighted average exercise price of $ 4.82 per share.

In March 1995, the Board of Directors approved the adoption of a nonqualified non-employee director stock option plan. The purpose of this plan is to permit the Company to grant options to the Company's outside directors as part of their compensation. The plan has 135,000 shares reserved for issuance. Options as to 110,250 shares have been granted under the plan at a weighted average exercise price of $7.21 per share. During the fiscal year ended June 30, 1998, 18,000 shares were exercised and 6,750 were canceled. A total of 29,250 shares are exercisable at June 30, 1998 at a weighted average exercise price of $5.55 per share.

8. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                              YEAR ENDED JUNE 30,
                                                  ------------------------------------
                                                    1998          1997          1996
                                                  --------      --------      --------
                                                            ($ in thousands)
      Current:
      Federal income tax                          $  4,083      $  2,922      $  2,638
      State income tax                                 851           626           488
                                                  --------      --------      --------
                                                     4,934         3,548         3,126
      Deferred                                        (749)         (435)         (996)
                                                  --------      --------      --------
                                                  $  4,185      $  3,113      $  2,130
                                                  ========      ========      ========

The net deferred tax asset consists of the following:

                                                                   JUNE 30,
                                                         ---------------------------
                                                           1998               1997
                                                         --------           --------
                                                              ($ in thousands)
      Gross assets                                       $  4,124           $ 2,866
      Gross liabilities                                    (1,700)             (912)
                                                         --------           -------
      Net deferred tax asset                             $  2,424           $ 1,954
                                                         ========           =======

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                   JUNE 30,
                                                         --------------------------
                                                           1998              1997
                                                         --------          --------
                                                              ($ in thousands)
      Accrued liabilities and other                      $    597          $    719
      Deferred revenue                                      2,591             1,526
      Depreciation and amortization                          (764)             (291)
                                                         --------          --------
                                                         $  2,424          $  1,954
                                                         ========          ========

The provisions for taxes on income as reported differ from the tax provision computed by applying the statutory federal income tax rate of 34% as follows:

                                                              YEAR ENDED JUNE 30,
                                                  ------------------------------------
                                                    1998          1997          1996
                                                  --------      --------      --------
                                                            ($ in thousands)
      Federal income tax provision on income at
        statutory rate of 34%                     $  3,600      $  2,679      $  1,855
      State taxes, net of federal benefit              562           413           239
      Amortization of excess purchase price over
        fair value of assets acquired                   84            81            31
      Other-net                                        (61)          (60)            5
                                                  --------      --------      --------
      Income tax provision                        $  4,185      $  3,113      $  2,130
                                                  ========      ========      ========

9. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under non-cancelable operating leases. Most of the Company's facility leases contain options that allow the Company to renew leases for periods that generally range from three to nine years. At June 30, 1998, future minimum rental payments under existing leases were as follows ($ in thousands):

        Year Ending June 30:
        1999 . . . . . . . . . . . .  $  11,313
        2000 . . . . . . . . . . . .      8,264
        2001 . . . . . . . . . . . .      4,792
        2002 . . . . . . . . . . . .      2,039
        2003 and thereafter. . . . .      1,281
                                      ---------
                                      $  27,689
                                      =========

Rent expense was approximately $10.7 million, $9.6 million, and $7.8 million for the years ended June 30, 1998, 1997 and 1996, respectively.

The Company is involved in various legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will result in any material impact on the Company's financial condition and results of operations.

10. EMPLOYEE BENEFITS PLANS

The Company has established a 401(k) savings plan on behalf of its employees. Employees may contribute up to 20% of their annual compensation to the plan, subject to statutory maximums. The Company also established a nonqualified deferred compensation plan where eligible participants may elect to defer a portion of their compensation until retirement. The Board of Directors has authorized no matching of employee contributions by the Company.

11. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the fiscal years ended June 30, 1998, 1997 and 1996, are as follows:

                                              THREE MONTHS ENDED                 YEAR ENDED
                             ----------------------------------------------      ----------
                             SEPT 30      DEC 31       MAR 31      JUNE 30         JUNE 30
                             -------     -------      --------     --------      ----------
                                     ($ in thousands, except per share amounts)
1998:
Revenues                     $21,694     $23,125      $29,340      $26,035        $100,194
Net income                       610         824        3,148        1,820           6,402
Diluted earnings per share       .06         .08          .31          .18             .63

1997:
Revenues                     $19,022     $20,097      $26,218      $22,055         $87,392
Net income                       344         519        2,569        1,334           4,766
Diluted earnings per share       .04         .05          .26          .13             .48

1996:
Revenues                     $14,067     $14,591      $20,544      $19,757         $68,959
Net income                       168         204        1,927        1,027           3,326
Diluted earnings per share       .02         .02          .20          .11             .35

                                       48

The Company's business is seasonal because of the impact of cashing tax refund checks and two other tax-related services -- electronic tax filings and processing applications for refund anticipation loans. The impact of these services is in the third and fourth quarter of the Company's fiscal year.

EXHIBIT 10.34
                               AMENDMENT NO. 1
	                               TO
                            ACE CASH EXPRESS, INC.
                  NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

    In accordance with Section 15 of the Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan (the "Plan"), the Plan is hereby amended as follows:


    1.  Section 4 of the Plan is amended to read in its entirety as follows:

        "4.	SHARES SUBJECT TO PLAN.  Options may not be granted options under the Plan for more than 90,000 shares of Common Stock of the Company (after giving effect to the three-for-two split of the Common Stock on November 15, 1996), but this number may be adjusted to reflect, as deemed appropriate by the Committee, any stock dividend, stock split, share combination, recapitalization or the like, of or by the Company. Shares to be optioned and sold may be made available from either authorized but unissued Common Stock or Common Stock held by the Company in its treasury. Shares that by reason of the expiration of an option or otherwise are no longer subject to purchase pursuant to an option granted under the Plan may be reoffered under the Plan."

    2.  Section 5(b) of the Plan is amended to read in its entirety as follows:

        "On December 1, 1995, each then serving non-employee director of the Company shall be granted an option, effective as of that date, to purchase 3,000 shares of Common Stock of the Company. On December 1 (the "Annual Grant Date") of each year thereafter commencing with December 1, 1996, each then serving non-employee director of the Company shall be granted an option, effective as of that Annual Grant Date, to purchase 4,500 shares of Common Stock of the Company."

    3.  Section 5(c) of the Plan is amended to read in its entirety as follows:

        "Each non-employee who is elected to the Board who has not previously served as a director of the Company shall be granted an option, effective as of the date of his election to the Board (the "Initial Grant Date"), to purchase 7,500 shares of Common Stock of the Company."

    IN WITNESS WHEREOF, this instrument has been executed to be effective as of the 24th day of October, 1996.

                                     ACE CASH EXPRESS, INC.




                                     By:_________________________________

EXHIBIT 10.35

                                    AMENDMENT NO. 2 TO
                                   ACE CASH EXPRESS, INC.
                         NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

    In accordance with Section 15 of the Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan (the "Plan"), the Plan is hereby amended as follows:

1. Section 4 of the Plan is amended to read in its entirety as follows:

"4. SHARES SUBJECT TO PLAN. Options may not be granted options under the Plan for more than 135,000 shares of Common Stock of the Company (after giving effect to the three-for-two split of the Common Stock on November 30, 1997), but this number may be adjusted to reflect, as deemed appropriate by the Committee, any stock dividend, stock split, share combination, recapitalization or the like, of or by the Company. Shares to be optioned and sold may be made available from either authorized but unissued Common Stock or Common Stock held by the Company in its treasury. Shares that by reason of the expiration of an option or otherwise are no longer subject to purchase pursuant to an option granted under the Plan may be reoffered under the Plan."

2. Section 5(b) of the Plan is amended to read in its entirety as follows:

"On December 1, 1995, each then serving non-employee director of the Company shall be granted an option, effective as of that date, to purchase 3,000 shares of Common Stock of the Company. On December 1, 1996, each then serving non-employee director of the Company shall be granted an option, effective as of that date, to purchase 4,500 shares of Common Stock of the Company. On December 1 (the "Annual Grant Date") of each year thereafter, commencing December 1, 1997, each then serving non-employee director of the Company shall be granted an option, effective as of that Annual Grant Date, to purchase 6,750 shares of Common Stock of the Company."

3. Section 5(c) of the Plan is amended to read in its entirety as follows:

"Each non-employee who is elected to the Board who has not previously served as a director of the Company shall be granted an option, effective as of the date of his election to the Board (the "Initial Grant Date"), to purchase 5,000 shares of Common Stock of the Company until November 30, 1996, 7,500 shares of Common Stock of the Company until November 30, 1997, and 11,250 shares of Common Stock on and after December 1, 1997."

IN WITNESS WHEREOF, this instrument has been executed to be effective as of the 1st day of December, 1997.

                                           ACE CASH EXPRESS, INC.



                                          By:_________________________________

EXHIBIT 10.37
                                   AMENDMENT NO. 1
                                         TO
                                ACE CASH EXPRESS, INC.
                                1997 STOCK OPTION PLAN

    In accordance with Section 17 of the Ace Cash Express, Inc. 1997 Stock Option Plan (the "Plan"), Section 5 of the Plan is hereby amended to read in its entirety as follows:

5. SHARES SUBJECT TO PLAN. The Board may not grant options under the Plan for more than 900,000 shares of Common Stock of the Company (after giving effect to the three-for-two split of the Common Stock on November 30, 1997), but this number may be adjusted to reflect, if deemed appropriate by the Committee, any stock dividend, stock split, share combination, recapitalization, or the like of or by the Company. Shares to be optioned and sold may be made available from either authorized but unissued Common Stock or Common Stock held by the Company in its treasury. Shares that by reason of the expiration of an option or otherwise are no longer subject to purchase pursuant to an option granted under the Plan may be re-offered under the Plan.

IN WITNESS WHEREOF, this instrument has been executed to be effective as of the 1st day of December, 1997.



                                          ACE CASH EXPRESS, INC.

                                          By:_________________________________

EXHIBIT 10.38

               CHANGE-IN-CONTROL EXECUTIVE SEVERANCE AGREEMENT


This Change-in-Control Executive Severance Agreement (this "Agreement"), dated
                                                           -----------
and effective August 20, 1998, is between Ace Cash Express, Inc., a Texas corporation (the "Company"), and _____________________(the "Executive").
                 ---------                                 -----------


                                  Statement of Purpose
                                  --------------------


The Company desires, for its continued success, to have the benefit of services of experienced management personnel like the Executive. The Board of Directors of the Company therefore believes that it is in the best interest of the Company that, in the event of any prospective change in control of the Company, the Executive be reasonably secure in his employment and position with the Company, so that the Executive can exercise independent judgment as to the best interest of the Company and its shareholders, without distraction by any personal uncertainties or risks regarding the Executive's continued employment with the Company created by the possibility of a change-in-control of the Company. Therefore, the Company and the Executive are entering into this Agreement to assure severance benefits to the Executive in connection with certain terminations of employment upon or after a change in control of the Company.

                                         Agreement
                                         ---------


In consideration of the statements made in the Statement of Purpose and the mutual agreements set forth below, the Company and the Executive agree as follows:

1.  Definitions and Interpretation.  Various terms used in this Agreement are
    -------------------------------
    defined in Exhibit A; each of the defined terms used in this Agreement begins with a capital letter. Various interpretative matters for this Agreement are also set forth in Exhibit A. Exhibit A is an integral part of this Agreement and is incorporated in this Agreement by reference.

2.  Term of Agreement.  This Agreement will continue in effect until the
    ------------------
    earliest of the following:

    (a) Any termination of the Executive's employment with the Company before a Change in Control. (If the Executive is employed by any Subsidiary, whether or not he is also employed by the Company, any reference in this Agreement to the Executive's employment by the Company shall be deemed to include his employment by a Subsidiary.)

    (b) 11:59 p.m. on June 30 following at least six months' Notice of termination of this Agreement by either Party, if that June 30 occurs before a Change in Control.

    (c) The Company's performance of all of its obligations, and the Executive's receipt of all of the payments and benefits to which he is entitled, under this Agreement after a Severance Payment Event.

3.  Severance Benefits.  Upon a Severance Payment Event, in addition to any
    -------------------
    other severance or employment-termination compensation or benefits to which the Executive may be entitled from the Company or any Subsidiary under the terms of any Plan of which the Executive was a participant or a beneficiary immediately before the Severance Payment Event, the Company shall:

    (a) Pay the Executive in cash, within five Business Days after the Severance Payment Event, all of his Base Salary and all other earned but unpaid cash compensation or entitlements due to the Executive through (and including) the date of the Severance Payment Event, including unused earned and accrued vacation pay and unreimbursed reimbursable business expenses.

    (b) Make the Severance Payment in cash in two equal installments: (i) the first within five Business Days after the Severance Payment Event, and (ii) the second (without interest), subject to Section 4, no later than noon on the first anniversary of the Severance Payment Event.

    (c) Provide or arrange to provide the Executive (whether or not under any Welfare Benefit Plan then maintained), at the Company's sole expense and for the Benefit Continuation Period, Welfare Benefits that are substantially the same the Welfare Benefits provided to the Executive (and his dependents and beneficiaries) immediately before the Severance Payment Event, except that the Welfare Benefits to which the Executive is entitled under this subsection (c) will be reduced to the extent that comparable welfare benefits are received by the Executive from an employer other than the Company or any Subsidiary during the Benefit Continuation Period. (The fact that the cost of the participation by the Executive, or his dependents or beneficiaries, in any Welfare Benefit Plan was paid indirectly by the Company, as a reimbursement or a credit to the Executive, before the Severance Payment Event does not mean that the corresponding Welfare Benefits were not "provided to the Executive" by the Company for the purpose of this subsection (c).)

    In addition, each Stock Award outstanding immediately before the Severance Payment Event and not yet exercised or forfeited (as the case may be) will accelerate and become fully vested, exercisable, or nonforfeitable upon the Severance Payment Event, as though all requisite time had passed to vest the Stock Award or cause it to become exercisable or nonforfeitable.


4.  Nondisclosure and Noncompetition.  As an inducement to the Company to enter
    ---------------------------------
    into this Agreement, the Executive represents to and covenants with or in favor of the Company as follows:

    (a) The Executive has acquired and will acquire during his employment with the Company knowledge or awareness of various Trade Secrets. All of the Trade Secrets are valuable, special, and unique assets of the Company, and the disclosure of any of them, or their use in any manner, other than on behalf of the Company would cause substantial injury, loss of profits, and loss of goodwill to the Company.

    (b) During his employment with the Company and at all times thereafter, the Executive shall not, directly or indirectly, disclose or disseminate any Trade Secret to any other Person or lecture upon, publish articles concerning, or otherwise use or employ any Trade Secret, except (in any case) to the extent required in the course of his employment with the Company or by applicable law, rule, or regulation (including legal process). In addition, all Trade Secrets and materials containing Trade Secrets prepared or compiled by the Executive or furnished or made available to him during his employment with the Company are the sole and exclusive property of the Company, and none of those Trade

         Secrets or materials containing Trade Secrets may be retained by the Executive upon or following any termination of his employment with the Company.

    (c) If the Executive's employment with the Company terminates (other than because of the Executive's death or Disability) upon or before the termination of this Agreement, the Executive shall not, at any time during the first year after that termination of employment anywhere in the Restricted Territory, directly or indirectly engage in any activity which, or any activity for any enterprise or entity a material part of the business of which, is competitive with the business conducted, or proposed during his employment with the Company to be conducted, by the Company. The activity prohibited by the preceding sentence includes any kind of ownership (other than ownership of securities of a publicly held entity of which the Executive owns less than 1% of a class of outstanding securities) in or of, or acting as a director, officer, agent, employee, or consultant of or for, any enterprise or entity referred to in the preceding sentence.

     (d) The Executive acknowledges and agrees that the restrictions in this
         Section 4 are reasonable and not unduly burdensome to him under the circumstances.

     (e) The Executive's compliance with this Section 4 is a condition to the second installment of the Severance Payment; the Company may refuse to pay that second installment, and that installment shall not be due to the Executive, if there is any such noncompliance. The Company shall have the burden of proof regarding any question of the Executive's compliance or noncompliance with this Section 4.

5.  Tax Limitation.  If  any payment or benefit received or to be received by
    ---------------
    the Executive under this Agreement or any other of the Total Severance Benefits would not be deductible, in whole or in part, by the Company as a result of Section 280G of the Code, the payments and benefits under this Agreement shall be reduced until no portion of the Total Severance Benefits is nondeductible as a result of Section 280G of the Code. For the purposes of this Section 5:

    (a) Any portion of the Total Severance Benefits that the Executive has effectively waived in writing before the date on which that portion is received shall not be taken into account in determining the limitation on the Total Severance Benefits;

    (b) any portion of the Total Severance Benefits that does not constitute a "parachute payment" within the meaning of Section 280G(b)(2) of the Code shall not be taken into account in determining the limitation on the Total Severance Benefits; and

    (c) the value of any non-cash benefit or deferred payment included in the Total Severance Benefits shall be determined by the Company's independent auditors in accordance with the principles of Sections 280G(d)(3) and (4) of the Code.

6.  Executive's Legal Expenses.  The Company shall pay the Executive an amount
    ---------------------------
    equal to the reasonable legal fees and other expenses incurred in good faith by him in obtaining or retaining payments and benefits under this Agreement, including all such fees and expenses (if any) in enforcing, in good faith, any right or benefit provided by this Agreement or in connection with the contest or defense of any tax audit or proceeding by the Internal Revenue Service to the extent that Section 4999 of the Code is alleged or claimed to apply to any payment or benefit provided under this Agreement. The Company will be obligated under the preceding sentence even if the Executive is not successful in any enforcement claim or counterclaim by him, or in any such tax contest or defense, so long as he acted in good faith. The Company shall make any payment required by this Section 6 within five Business Days after Notice from the Executive requesting payment and providing such evidence of the incurrence of those fees and expenses as the Company may reasonably request.

7.  No Mitigation.  If a Severance Payment Event occurs, the Executive need not
    --------------
    seek other employment or attempt in any way to reduce the amount of any payments or benefits to the Executive by the Company under this Agreement. Other than as stated in subsection (c) of Section 3 and in subsection (e) of Section 4, the amount of the Severance Payment or any other severance benefit provided or to be provided to the Executive by the Company under
    Section 3 shall not be reduced by any compensation earned by the Executive as the result of any other employment, consulting relationship, or other business activity.

8.  No Set-off.  The Company's obligations under this Agreement are absolute
    -----------
    and unconditional, and not subject to any set-off, counterclaim, recoupment, defense, or other right that the Company or any Subsidiary may have against the Executive, except as stated in subsection (c) of Section 3 and in subsection (e) of Section 4.

9.  Tax Withholding.  The Company shall withhold from any payments or benefits
    ----------------
    under this Agreement (whether or not otherwise acknowledged under this Agreement) all federal, state, local, or other taxes as may be legally required to be withheld.

10. Employment Status.  Nothing in this Agreement provides the Executive with
    ------------------
    any continued employment with the Company or any Subsidiary or shall interfere with the Company's right to terminate the Executive's employment at any time and for any (or no) reason.

11. No Exclusivity.  Nothing in this Agreement prevents or limits the
    ---------------
    Executive's participation in any Plan for which the Executive may qualify or shall impair any rights that the Executive may have under any other contract or agreement with the Company or any Subsidiary, except for any limitation resulting from Section 5.

12. Governing Law; Jurisdiction.  All matters or issues relating to the
    ----------------------------
    interpretation, construction, validity, and enforcement of this Agreement shall be governed by the laws of Texas, without giving effect to any choice-of-law principle that would cause the application of the laws of any jurisdiction other than Texas. Jurisdiction and venue of any action or proceeding relating to this Agreement or any Dispute (to the extent arbitration is not required under Section 13) shall be exclusively in Dallas County, Texas.

13. Arbitration.  Except as provided in subsection (h) of this Section 13, any
    ------------
    Dispute must be resolved by binding arbitration in accordance with the following:

     (a) A Party may begin arbitration by filing a demand for arbitration in accordance with the Arbitration Rules and concurrently Notifying the other Party of that demand. If the Parties are unable to agree upon a panel of three arbitrators within ten days after the demand for arbitration was filed (and do not agree to an extension of that ten-day period), either Party may request the Dallas office of the American Arbitration Association to appoint the arbitrator or arbitrators necessary to complete the panel in accordance with the Arbitration Rules. Each arbitrator so appointed shall be deemed accepted by the Parties as part of the panel.

     (b) The arbitration shall be conducted in the Dallas-Fort Worth, Texas metropolitan area at a place and time agreed upon by the Parties with the panel, or if the Parties cannot agree, as designated by the panel. The panel may, however, call and conduct hearings and meetings at such other places as the Parties may agree or as the panel may, on the motion of one Party, determine to be necessary to obtain significant testimony or evidence.

     (c) The panel may authorize any and all forms of discovery upon a Party's showing of need that the requested discovery is likely to lead to material evidence needed to resolve the Dispute and is not excessive in scope, timing, or cost.

     (d) The arbitration shall be subject to the Federal Arbitration Act and conducted in accordance with the Arbitration Rules to the extent that they do not conflict with this Section 13. The Parties and the panel may, however, agree to vary to provisions of this Section 13 or the matters otherwise governed by the Arbitration Rules.

     (e) The arbitration hearing shall be held within 30 days after the appointment of the panel. The panel's final decision or award shall be made within 30 days after the hearing. That final decision or award shall be made by unanimous or majority vote or consent of the arbitrators constituting the panel, and shall be deemed issued at the place of arbitration. The panel's final decision or award shall be based on this Agreement and applicable law; the panel may not act according to equity and conscience or apply the law merchant.

     (f) The panel's final decision or award may include injunctive relief in response to any actual or impending breach of this Agreement or any other actual or impending action or omission of a Party under or in connection with this Agreement.

     (g) The panel's final decision or award shall be final and binding upon the Parties, and judgment upon that decision or award may be entered in any court having jurisdiction. The Parties waive any right to apply or appeal to any court for relief from the preceding sentence or from any decision of the panel made before the final decision or award.

     (h) Nothing in this Section 13 limits the right of either Party to apply to a court having jurisdiction to (i) enforce the agreement to arbitrate in accordance with this Section 13, (ii) seek provisional or temporary injunctive relief, in response to an actual or impending breach of the Agreement or otherwise so as to avoid a irrevocable damage or maintain the status quo, until a final arbitration decision or award is rendered or the Dispute is otherwise resolved, or (iii) challenge or vacate any final arbitration decision or award that does not comply with this Section 13. In addition, nothing in this Section 13 prohibits the Parties from resolving any Dispute (in whole or in part) by agreement.

14. Company's Successor.  In addition to any obligations imposed by law upon
    --------------------
    any successor to the Company, the Company shall require any successor to all or substantially all of the Company's business or assets (whether direct or indirect and whether by purchase, reorganization, merger, share exchange, consolidation, or otherwise) to expressly assume and agree to perform the Company's obligations under this Agreement to the same extent, and in the same manner, as the Company would be required to perform if no such succession had occurred. This Agreement shall be binding upon, and inure to the benefit of, any successor to the Company.

15. Executive's Successor.  This Agreement shall inure  to the benefit of, and
    ----------------------
    be enforceable by, the Executive's personal or legal representatives, administrators, successors, executors, heirs, distributees, devisees, and legatees. If the Executive should die after a Severance Payment Event, but before any payment or benefit to which the Executive is entitled under this Agreement has been received by the Executive, all payments or benefits to which the Executive would have been entitled had he continued to live (other than any such Welfare Benefits that, by their terms, terminate upon the Executive's death) shall be made or provided in accordance with this Agreement to the representatives, executors, or administrators of the Executive's estate.

16. Restricted Assignment.  Except as expressly provided in Sections 14 and 15,
    ----------------------
    neither Party may assign, transfer, or delegate this Agreement or any of its or his rights or obligations under this Agreement without the prior written consent of the other Party. Any attempted assignment, transfer, or delegation in violation of the preceding sentence shall be void and of no effect.

17. Waiver and Amendment.  No term or condition of this Agreement shall be
    ---------------------
    deemed waived other than by a writing signed by the Party against whom or which enforcement of the waiver is sought. Without limiting the generality of the preceding sentence, a Party's failure to insist upon the other Party's strict compliance with any provision of this Agreement or to assert any right that a Party may have under this Agreement shall not be deemed a waiver of that provision or that right. Any written waiver shall operate only as to the specific term or condition waived under the specific circumstances and shall not constitute a waiver of that term or condition for the future or a waiver of any other term or condition. No amendment or modification of this Agreement shall be deemed effective unless stated in a writing signed by the Parties.

18. Entire Agreement.  This Agreement contains the Parties' entire agreement
    -----------------
    regarding the subject matter of this Agreement and supersedes all prior agreements and understandings between them regarding that subject matter. The Parties have made no agreements, representations, or warranties regarding the subject matter of this Agreement that are not set forth in this Agreement.

19. Notice.  Each notice or other communication required or permitted under
    -------
    this Agreement shall be in writing and transmitted, delivered, or sent by personal delivery, prepaid courier or messenger service (whether overnight or same-day), prepaid telecopy or facsimile, or prepaid certified United States mail (with return receipt requested), addressed (in any case) to the other Party at the address or number for that Party set forth below that Party's signature on this Agreement, or at such other address or number as the recipient has designated by Notice to the other Party. Each notice or communication so transmitted, delivered, or sent:

    (a) in person, by courier or messenger service, or by certified United States mail shall be deemed given, received, and effective on the date delivered to or refused by the intended recipient (with the return receipt, or the equivalent record of the courier or messenger, being deemed conclusive evidence of delivery or refusal), or

    (b) by telecopy or facsimile shall be deemed given, received, and effective on the date of actual receipt (with the confirmation of transmission being deemed conclusive evidence of receipt, except where the intended recipient has promptly Notified the other Party that the transmission is illegible).

    Nevertheless, if the date of delivery or transmission is not a Business Day, or if the delivery or transmission is after 5:00 p.m. on a Business Day, the notice or other communication shall be deemed given, received, and effective on the next Business Day.

20. Severability.  If any provision of this Agreement is or becomes invalid or
    -------------
    unenforceable, that provision (to the extent invalid or unenforceable) shall be deemed amended or reformed to the extent required to render it valid and enforceable, and the remainder of this Agreement shall be unaffected and shall continue in effect.

21. Counterparts.  This Agreement may be signed in counterparts, with the same
    -------------
    effect as if both Parties had signed the same document. All counterparts shall be construed together to constitute one, and the same, document.

The Parties have signed this Agreement to be effective as of the date set forth in the first paragraph.

Company:                                      Executive:
--------                                      ----------

ACE CASH EXPRESS, INC.

By:  _______________________

Address for Notice:                           Address for Notice:

1231 Greenway Drive
Suite 800
Irving, Texas 75038
Telecopy no.  (972) 550-5150                  Telecopy no. (___) ___ - ________

Attention: ___________________________

                                  EXHIBIT A

                                     TO

                CHANGE-IN-CONTROL EXECUTIVE SEVERANCE AGREEMENT
                -----------------------------------------------


DEFINED TERMS.  In the Agreement, the following terms have the corresponding
-------------
meanings:

"Acquiring Person" means any Person (other than an Excluded Person) who or
------------------
which, alone or together with all Affiliates and Associates of that Person, is the Beneficial Owner of 25% or more of the Voting Securities of the Company then outstanding.

"Affiliate" and "Associate" have the respective meanings ascribed to them in
-----------     -----------
Rule 12b-2 under the Exchange Act.

"Agreement" means the Change-in-Control Executive Severance Agreement between
-----------
the Parties of which this Exhibit A is a part.

"Arbitration Rules" means the Rules for Commercial Arbitration of the American
-------------------
Arbitration Association in effect at the time of an arbitration of a Dispute.

"Base Salary" means the Executive's annual salary, or base or fixed annual
-------------
compensation, of record from the Company or a Subsidiary that is his primary employer, excluding any amount received or to be received under incentive compensation Plans, whether or not deferred.

"Beneficial Owner" means beneficial owner as defined in Rule 13d-3 under the
------------------
Exchange Act.  ("Beneficially Owns" has the correlative meaning.)  Any
                -------------------
calculation of the number of Voting Securities outstanding at any particular time, including for purposes of determining the particular percentage of such outstanding Voting Securities of which any Person is the Beneficial Owner, shall be made in accordance with the last sentence of Rule 13d-3(d)(1)(i) under the Exchange Act.

"Benefit Continuation Period" means 30 consecutive months after a Severance
-----------------------------
Payment Event.

"Board" means the Board of Directors of the Company.
-------

"Business Day" means any Monday through Friday, excluding any such day on which
--------------
banks are authorized to be closed in Texas.

"Cause" means:
-------

(i) the Executive's willful failure to substantially perform his employment duties to the Company, as such duties may exist from time to time, or comply with the written policies of the Company (other than any such failure resulting from Disability or the Executive's termination for Good Reason) which continues for a reasonable time after a Notice to the Executive from the Board that (A) identifies the manner in which the Board believes that the Executive has not substantially performed the Executive's duties or complied with written policies and (B) demands substantial performance or compliance within a specified reasonable time; or

(ii) the Executive's willful engaging in conduct (including any illegal conduct) that is demonstrably and materially injurious to the Company or any Subsidiary, monetarily or otherwise.

For purposes of this definition, no act, or failure to act, by the Executive shall be deemed "willful" unless done, or omitted to be done, by the Executive not in good faith and without reasonable belief that the Executive's act, or failure to act, was in the best interest of the Company and its Subsidiaries. For the purpose of clause (i) of this definition, a "reasonable time" shall be a time period determined by the Board, acting in good faith, to be sufficient under normal circumstances to correct the deficient performance or compliance described in the Notice to the Executive.

"Change in Control" means the occurrence of any one or more of the following:
-------------------

(i) Any Person becomes an Acquiring Person, except as the result of (A) any acquisition of Voting Securities of the Company by the Company or (B) any acquisition of Voting Securities of the Company directly from the Company (as authorized by the Board).

(ii) Individuals who constitute the Incumbent Board cease for any reason to constitute at least a majority of the Board; and for this purpose, any individual who becomes a member of the Board after the date of this Agreement whose election, or nomination for election by holders of the Company's Voting Securities, was approved by the vote of at least a majority of the individuals then constituting the Incumbent Board shall be considered a member of the Incumbent Board (except that any such individual whose initial election as director occurs as the result of an actual or threatened election contest, within the meaning of Rule 14a-11 under the Exchange Act, or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board shall not be so considered).

(iii)The consummation of a reorganization, merger, share exchange, consolidation, or sale or disposition of all or substantially all of the assets of the Company unless, in any case, the Persons who or which Beneficially Own the Voting Securities of the Company immediately before that transaction Beneficially Own, directly or indirectly, immediately after the transaction, at least 75% of the Voting Securities of the Company or any other corporation or other entity resulting from or surviving the transaction (including a corporation or other entity which, as the result of the transaction, owns all or substantially all of Voting Securities of the Company or all or substantially all of the Company's assets, either directly or indirectly through one or more subsidiaries) in substantially the same proportion as their respective ownership of the Voting Securities of the Company immediately before that transaction.

(iv) The Company's shareholders approve a complete liquidation or dissolution of the Company.

"Code" means the Internal Revenue Code of 1986, as amended from time to time.
------

"Company" means Ace Cash Express, Inc., a Texas corporation.
---------

"Disability" means the Executive's inability, because of  any physical or
------------
mental illness or impairment, to substantially perform all of his employment duties to the Company, on a full-time basis, for a period of at least 90 consecutive days, as reasonably determined by the Board, based on advice from one or more competent medical doctors selected by the Company or any of its insurers and acceptable to the Executive or his legal representative.

"Dispute" means any dispute, disagreement, claim, or controversy arising in
---------
connection with or relating to the Agreement or the validity, interpretation, performance, breach, or termination of the Agreement.

"Exchange Act" means the Securities Exchange Act of 1934, as amended from time
--------------
to time.

"Excluded Person" means:
-----------------
(i) the Executive or any group (within the meaning of Section 13(d)(3) of the Exchange Act) of which the Executive is a member;

(ii) any Person that controls (as defined in Rule 12b-2 under the Exchange Act) the Company as of the date of the Agreement or any group of which any such Person is a member;

(iii)any employee-benefit plan, or related trust, sponsored or maintained by the Company or any of its Subsidiaries, or any trustee or other fiduciary thereof; or

(iv) any corporation or other entity owned directly or indirectly by the shareholders of the Company in substantially the same proportions as their ownership of the Voting Securities of the Company.

"Executive" means _____________________.
-----------

"Good Reason" means:
-------------
(i) the assignment to the Executive of any duties inconsistent in any material respect with the Executive's position (which, in this definition, includes status, office, title, and reporting requirements), duties, or responsibilities as an officer of the Company or any Subsidiary, or any other material diminution in the Executive's position, authority, duties, or responsibilities from those in effect as of three months before a Change in Control, other than (in any case) an isolated and inadvertent action not taken in bad faith that is remedied by the Company promptly after Notice thereof to the Company by the Executive;

(ii) the Company's requiring the Executive to be based at any office or location farther than 50 miles from the Executive's office or principal job location immediately before a Change in Control, except for required business travel to an extent substantially consistent with the Executive's travel obligations immediately before the Change in Control;

(iii)	any failure to comply with and satisfy Section 14, if the Company's successor has received at least ten days' prior written notice from the Company or the Executive of the requirements of Section 14;

(iv) a material reduction in the Executive's Base Salary from the highest amount in effect at any time within three months before a Change in Control;

(v) the failure by the Company or any Subsidiary to continue in effect any compensation Plan in which the Executive participates immediately before the Change in Control that is material to the Executive's total compensation, unless an equitable arrangement (embodied in an ongoing substitute or alternative Plan or arrangement) has been made with respect to that Plan, or the failure by the Company or any Subsidiary to continue the Executive's participation in any such compensation Plan (or in such substitute or alternative Plan or arrangement) on a basis not materially less favorable to the Executive, both in terms of the amount of benefits provided and the level of the Executive's participation relative to other participants, than existed at any time within three months before the Change in Control; or

(vi) the failure by the Company or any Subsidiary to continue to provide the Executive with benefits similar in all material respects to those enjoyed by the Executive under any Plan in which the Executive was participating at any time within three months before the Change in Control, the taking of action by the Company or any Subsidiary which would directly or indirectly materially reduce any of such benefits or deprive the Executive of any material fringe benefit enjoyed by the Executive at any time three months before the Change in Control, or the failure by the Company or any Subsidiary to provide the Executive with the number of paid vacation days to which the Executive is entitled on the basis of years of service with the Company and its Subsidiary in accordance with the Company's or a Subsidiary's normal vacation policy in effect at any time within three months before the Change in Control.

"Incumbent Board" means the members of the Board on the effective date of the
-----------------
Agreement (subject, however, to clause (ii) of the definition of "Change in Control").

"Notice" means a written communication complying with Section 19.  ("Notify"
--------
has the correlative meaning.)

"Parties" means, collectively, the Company and the Executive.  ("Party" means
---------
either the Company or the Executive.)

"Person" means any individual, firm, corporation, partnership, limited
--------
liability company, trust, or other entity, including any successor (by merger or otherwise) of such entity.

"Plan" means any bonus, incentive compensation, savings, retirement, stock
------
option, stock appreciation, stock ownership or purchase, pension, deferred compensation, or Welfare Benefits plan, policy, practice, program, or arrangement of (including any separate contract or agreement with) the Company or any Subsidiary for its employees.

"Restricted Territory" means, collectively, Dallas County, Texas; each county
----------------------
(or equivalent subdivision) of any state, district, or territory of the United States of America as to which the Executive had supervisory responsibility for the Company during his employment with the Company; and each county (or equivalent territory) adjacent to any of the preceding counties (or equivalent territories).

"Severance Payment" means an amount equal to two and one-half times the sum of:
-------------------
(i) the Executive's highest Base Salary in effect at any time within three months before the Change in Control;

(ii) the highest amount of the annual automobile allowance payable to the Executive within three months before the Change in Control; and

(iii)an amount equal to the average of the annual bonuses or incentive cash compensation paid or payable to the Executive by the Company and any Subsidiary for the three fiscal years of the Company preceding the fiscal year in which the Change in Control occurs, but in any event no less than the Executive's targeted bonus or amount of incentive cash compensation for the fiscal year in which the Change in Control occurs (or if not yet determined for that fiscal year before the Change in Control occurs, the Executive's targeted bonus or amount of incentive compensation for the preceding fiscal year).

For clause (iii) of this definition: (a) if the Executive has not been employed by the Company and a participant in a bonus or incentive cash compensation Plan during the three completed fiscal years of the Company before the Change in Control, the average of the annual bonuses or incentive cash compensation shall be calculated over the completed fiscal years of the Company during which the Executive was so employed and a participant in a bonus or incentive cash compensation Plan; (b) the calculation of the average of the annual bonuses or incentive cash compensation of the Executive shall include a fiscal year during which the Executive was employed by the Company and a participant in a bonus or incentive cash compensation Plan even if the Executive did not earn any bonus or incentive cash compensation for that fiscal year; (c) the bonus or incentive cash compensation paid or payable to the Executive for only part of a fiscal year of the Company shall be annualized (on the same basis as the one on which the bonus or compensation was prorated) for that fiscal year to calculate the average; and (d) the "targeted" bonus or incentive cash compensation for the fiscal year of the Company in which the Change in Control occurs shall be the amount identified as a "target" by the Board (or its compensation committee that administers the bonus or incentive cash compensation Plan) for the Executive, or if no amount is identified as a "target," the "targeted" amount shall be the amount of the bonus or incentive cash compensation that the Executive could earn for that fiscal year if the business plan for the Company or the Executive, or both, is satisfied (but not exceeded).

"Severance Payment Event" means the occurrence of a Change in Control
-------------------------
coincident with or followed, at any time before the end of the 24th month immediately following the month in which the Change in Control occurred, by the termination of the Executive's employment with the Company for any reason other than (a) by the Executive without Good Reason, (b) by the Company because of Disability or for Cause, or (c) by the death of the Executive. Any transfer of the Executive's employment from the Company to a Subsidiary, from a Subsidiary to the Company, or from one Subsidiary to another Subsidiary is not a termination of the Executive's employment by the Company for purposes of the Agreement (though any such transfer might, depending on the circumstances, constitute or result in a termination of employment by the Executive for Good Reason).

"Stock Award" means a stock option, stock appreciation right, restricted stock
-------------
grant, performance share plan, or any other agreement in which the Executive has, or will (by the passage of time only, not based on the Executive's performance) have, (a) an interest in capital stock of the Company or a right to obtain capital stock or an interest in capital stock of the Company, or (b) an interest or right the economic value of which depends solely on the performance of the capital stock of the Company.

"Subsidiary" means a corporation or other entity, whether incorporated or
------------
unincorporated, of which at least a majority of the Voting Securities is owned, directly or indirectly, by the Company.

"Total Severance Benefits" means the Severance Payment and all other payments
--------------------------
 and benefits received or to be received by the Executive under the Agreement and all payments and benefits (if any) to which the Executive may be entitled under any Plan upon or as the result of a Change in Control or the termination of his employment with the Company, or both.

"Trade Secrets" means any and all  information and materials (in any medium)
---------------
that are proprietary to the Company or are treated as confidential by the Company as part of or relating to all or any portion of the Company's business, including information and materials about the products and services offered, or the needs of customers served, by the Company; compilations of information, records and specifications, processes, programs, and systems of the Company; research of or for the Company; and methods of doing business of the Company.

"Voting Securities" means securities or other interests having by their terms
-------------------
ordinary voting power to elect members of the board of directors of a corporation or individuals serving similar functions for a noncorporate entity.

"Welfare Benefits" means medical, prescription, dental, disability, employee
------------------
life, group life, accidental death, and travel accident insurance (whether funded by insurance policy or self-insured by the Company or any Subsidiary) provided or arranged by the Company or any Subsidiary to be provided to its employees.

"Welfare Benefit Plan" means any Plan that provides any Welfare Benefits.
----------------------

INTERPRETIVE MATTERS.  In the interpretation of the Agreement, except where the
--------------------
context otherwise requires:

     (a) "including" or "include" does not denote or imply any limitation;

     (b) "or" has the inclusive meaning "and/or";

     (c) the singular includes the plural, and visa a versa, and each gender includes each of the others;

     (d) captions or headings are only for reference and are not to be considered in interpreting the Agreement;

     (e) "Section" refers to a Section of the Agreement, unless otherwise stated in the Agreement;

     (f) "month" refers to a calendar month; and

     (g) a reference to any statute, rule, or regulation includes any amendment thereto or any statute, rule, or regulation enacted or promulgated in replacement thereof.

EXHIBIT 10.39


                              MONEY ORDER AGREEMENT

This Money Order Agreement ("Agreement') is between Travelers Express Company, Inc. ("Company") and Ace Cash Express, Inc. ("Ace").

1.   PURPOSE AND EFFECTIVENESS.

     a. The purpose of this Agreement is to authorize Ace to dispense and sell Company's money orders. Company issues money orders, which are drafts drawn by Company on Company ("Money Orders"). Company is liable under the law to pay the Money Orders when they are presented for payment unless Company has a legal defense. Company requires Ace to hold the proceeds of Money Order sales and unissued Money Orders in trust for Company as set forth in this Agreement.

     b. This Agreement is signed by Company and Ace (collectively "Parties") on the Signature Date (as defined in Section 26). This Section 1 .b. and paragraphs 6 and 8 of Exhibit A attached to this Agreement ("Exhibit A"), together with any other provision of this Agreement necessary for a Party to enforce its rights under this Agreement provided by this
        Section 1 .b and paragraphs 6 and 8 of Exhibit A ("Immediately Effective Provisions"), are effective from and after the Signature Date. From the Signature Date through December 31, 1998, the Parties will negotiate in good faith between themselves and with potential lenders and collateral trustees or agents selected by Ace for the purpose of entering into various agreements and documents other than this Agreement ("Ace Financing-related Documents") on or before December 31, 1998, that will allow Ace thereafter to obtain debt financing with collateral agreements substantially and structurally similar to Ace's existing collateral arrangements with First Data Corporation, Principal Mutual Life Insurance Company, and Wilmington Trust Company. The Ace Financing-related Documents must: (i) be ancillary to one or more loan agreements that make available to Ace committed debt financing sufficient, when taken together with Money Order proceeds, to provide for ongoing business operations of Ace; (ii) grant to such lender(s), Company (as to all moneys owed to Company by Ace under this Agreement) and a collateral trustee or agent perfected security interests in substantially all of Ace's then existing and after-acquired property;
        (iii) provide that the collateral trustee or agent shall have rights, powers and obligations substantially similar to those of Wilmington Trust Company under the Collateral Trust Agreement dated as of November 15, 1996, between Ace, First Data Corporation, Principal Mutual Life Insurance Company, and Wilmington Trust Company and the "Security Documents," as that term is defined in such Collateral Trust Agreement;
        (iv) provide that, upon enforcement of the security interests granted under the Ace Financing-related Documents, the payment priority of the security interest proceeds granted to Company shall be subordinate to the payment priority of the security interest proceeds granted to such lender(s) and to Principal Mutual Life Insurance Company; and (v) be otherwise mutually acceptable to the Parties. In negotiation of the Ace Financing-related Documents, neither Party need agree to any change to this Agreement, and failure or refusal by either Party to agree to any change to this Agreement shall not be deemed to be negotiations not in good faith. If the Parties, such lender(s), and the collateral trustee or agent enter into the Ace Financing-related Documents on or before December 31, 1998, the provisions of this Agreement, other than the Immediately Effective Provisions, shall become effective as between the Parties on January 1, 1999, unless on that date (A) either Party is entitled to terminate, and has given notice of termination of, this Agreement under Section 18.b., because of the other Party's nonperformance of its obligations under the Immediately Effective Provisions, or (B) Ace does not have a sound financial position, as defined in Section 9.

2.   APPOINTMENT AND RELATIONSHIP.

     a. Company appoints Ace to dispense and sell Money Orders only as provided in this Agreement. Ace accepts the appointment only under the terms of this Agreement and agrees not to sell any other money orders in any of its locations while this Agreement is in effect (except that Ace may perform existing contracts at locations acquired by Ace, provided that Ace shall terminate any such contract as soon as is reasonably practicable if there is no economic penalty in the contract and such termination would not be a breach of the contract). Ace agrees also that it will not permit any other person to sell any other money orders in space leased or provided by Ace in its locations. Ace may not create a subagency to sell Money Orders. Except for the limited purpose set forth in paragraph 5 of Exhibit A, this Agreement does not include or relate to any of the franchisees of Ace or any of Ace's subsidiaries or any location of any such franchisees.

     b. "Sales Proceeds" are the face amount of all Money Orders dispensed or sold by Ace along with any fee Company may be entitled to from Ace, except any amount that Ace collects (and may retain) from purchasers or recipients of Money Orders over and above the face amount of the Money Orders. To the extent required by applicable law, (i) Ace shall hold all Sales Proceeds as "trust funds" and unissued Money Orders in trust for Company and (ii) if Ace commingles the Sales Proceeds with any funds of Ace, the commingled funds are impressed with a trust in favor of Company to the extent of the Sales Proceeds due Company. Except as provided in this Agreement and in any Ace Financing-related Documents to which Company agrees, (A) Ace does not acquire any right, title, or interest in the Sales
        Proceeds or the unissued Money Orders, and (B) all such Sales Proceeds and unissued Money Orders remain the property of Company.

     c. The Parties are independent. This Agreement does not create or evidence a partnership or joint venture between the Parties. Each Party is solely responsible for its own employees, including the actions or omissions and the compensation of those employees, and neither Party has any authority with respect to the other Party's employees.

3.   SUPPLIES AND EQUIPMENT.

     Ace agrees to use only Company's Money Order dispensers. Company shall provide Ace with Money Order forms (with one format customized for Ace at no charge to Ace) and other materials, which include Company's Money Order dispensers (collectively, "Money Order Materials"). Money Order Materials may be used by Ace only as permitted by this Agreement, and shall remain the property of Company. Ace agrees to maintain a live connection continuously between the Money Order dispensers, a telephone jack and a long-distance telephone service that is of standard voice grade with low interference level. This may be a shared line. Ace is responsible to Company for any damage, theft or loss to dispensers, except for normal wear and tear. Ace will notify Company if any dispenser is not properly dispensing Money Orders. Each dispenser will be programmed to call daily to Company's toll free number. Company will promptly perform, at its expense, all service and repair (or, if necessary, replacement) of Company dispensers. Company agrees to replace dispensers needing servicing by overnight delivery to the Ace location at which the dispenser is to be replaced. Company agrees to maintain an inventory of dispensers sufficient to meet Ace's needs for servicing and replacement. The dispensers contain technology protected by patents and trade secrets. Ace may not disassemble or reverse engineer the Money Order dispensers or decompile the software. Because Ace restricts access in its locations for security purposes, Company shall notify Ace at least two business days in advance of any desired access to a dispenser (except when the service call has been requested by Ace). Notwithstanding the foregoing, no advance notice shall be necessary in order for Company to have access to and remove the Money Order Materials if this Agreement has been terminated.

4.   SALES.

     Ace agrees to sell Money Orders for cash or for another form of payment; however, if Ace issues or sells a Money Order for other than cash, Ace will nevertheless be liable to Company for an amount of cash equal to the Sales Proceeds. Ace agrees to imprint each Money Order sold with the amount thereof. Ace will not issue a Money Order for more than $500 (or such greater amount as may be allowed and established in writing by Company). Ace agrees to furnish all personnel, space and utilities necessary and appropriate, in Ace's good-faith judgment, for selling Money Orders at Ace's locations at which Money Orders are offered and sold. To the extent that Company may, upon advice of counsel, reasonably deem it necessary in order to avoid any violation of law or of any order, judgment, or decree of any court or request of any other governmental authority or agency having authority over Company, Company may, by prior written notice to Ace, (i) limit the number or dollar amount of Money Orders that Ace may sell or (ii) suspend Ace's right under this

     Agreement to sell any Money Orders. If Company takes action under the preceding sentence due to Company's receipt of any notice or communication from any agency or other governmental authority, Company shall provide Ace with a copy of such notice or communication within one business day after Company's receipt of it, unless prohibited from doing so. In addition, Company will give Ace prompt written notice if Company learns of any pending or overtly threatened action or proceeding or investigation that is reasonably likely to result in such a notice or communication. Ace will immediately stop selling Money Orders if a governmental agency or authority specifically orders that Ace stop selling Money Orders.

4A.  SELF-USE MONEY ORDERS.

     a. Ace is not authorized to use Money Orders to pay its own obligations or to obtain any benefit for itself or for any affiliate, except as expressly authorized in this Section 4A. The Money Orders that Ace is authorized to so use in this Section 4A are "Self-use Money Orders." If Ace wishes to make any other use of Money Orders not expressly permitted by this Agreement, Ace shall request such use in writing and such use shall be subject to Company's written consent, which shall not be unreasonably withheld or delayed.

     b. Ace may issue Money Orders as the remittance instrument for loans made to consumers ("Payday Loans") provided Ace complies with the provisions of Section 4A. Money Orders may only be issued in connection with Payday Loans: (i) at locations designated by Ace upon advance notice to Company as exclusively Payday Loan locations and where Money Orders will not be issued or sold for any other purpose; or (ii) if Ace uses only Company dispensers and Ace uses features designed by Company to identify Payday Loans separately from other Money Order sales.

     c. Ace may issue Money Orders to pay utility bills on behalf of utility customers provided Ace uses only Company dispensers and Ace uses features designed by Company to identify utility payment dispensing separately from other Money Order sales.

     d. The pricing and remittance schedules for Self-use Money Orders shall be as provided in paragraph I .b of Exhibit A.

5. CARE OF COMPANY'S PROPERTY. Ace agrees to safeguard Sales Proceeds and Money Order Materials (including blank Money Orders) with the same degree of care that a normally prudent person would give to his own property. Ace will remain liable to Company for the Sales Proceeds to be remitted until Company has received collected funds in the full amount of the Sales Proceeds.

6.   RESPONSIBILITIES -- ACE.

     a. Ace is responsible for, and agrees to indemnify Company against, any and all losses, damages, and expenses (including attorneys' fees) which Company may sustain or incur resulting from any act or failure to act (whether negligent, dishonest, or otherwise) by Ace or any of Ace's employees or other representatives (not including any franchisees) (whether or not acting within the scope of employment) relating to this Agreement.

     b. Ace agrees to indemnify Company against any loss of blank Money Orders or Money Order Materials that may occur by crime or mysterious disappearance, except as stated in Section 7.a.

     c. Ace has no legal right to stop payment of a Money Order. Ace may, however, request that Company refuse payment of a Money Order sold by Ace. If Company stops payment of a Money Order at Ace's request (which may be oral, followed by a prompt written confirmation), Ace agrees to indemnify Company against claims of a holder of that Money Order and, at Ace's expense, defend any legal action that results.

7.   RESPONSIBILITIES -- COMPANY.

     a. Company (and not Ace) will be responsible for loss of a blank Money Order only when all of the following conditions occur:

        (i) The loss is not the result of Ace's intentional misconduct or breach of this Agreement;

        (ii) Ace has given the same protection to the blank Money Order that a prudent person would give to his own cash;

        (iii) Company receives a report of the loss, including the serial number of the missing blank Money Order, by telephone at least twenty four (24) hours before the Money Order is presented to Company for payment; and

        (iv) Ace promptly submits to Company, by notice in accordance with
             Section 22, a report describing the loss and listing the serial number of the lost blank Money Order.

     b. Ace is not responsible to Company for counterfeited items resembling Money Orders, except to the extent that Ace's act or failure to act contributed to or permitted the counterfeiting.

     c. Company will provide assistance to Ace, upon reasonable request, in tracing lost, stolen, or missing Money Orders. Company will act as quickly as possible on any report from Ace made pursuant to subsection a.(iii) above.

     d. Company is responsible for, and agrees to indemnify Ace against, any and all losses, damages, and expenses (including attorneys' fees) which Ace may sustain or incur resulting from any act or failure to act (whether negligent, dishonest, or otherwise) by Company or any of Company's employees or other representatives (whether or not acting within the scope of employment) relating to this Agreement.

     e. Company will, at its expense, provide training of Ace's personnel on all aspects of dispenser use; that training will be provided at Ace's regional locations and corporate office, as agreed by the Parties.

8. NO PUNITIVE OR CONSEQUENTIAL DAMAGES. Under no circumstances shall a Party be liable under this Agreement for any punitive or exemplary damages (however described) or for any consequential, indirect, special, or incidental damages (however described), even if the possibility of those damages was disclosed or otherwise known to that Party.

9. FINANCIAL RESPONSIBILITY. Each Party agrees to maintain a sound financial condition. In this Agreement, Ace's "sound financial condition" means that Ace meets both of the following credit criteria:

(1) Each day Ace shall maintain Liquid Assets (as defined below) at least equal to Ace Working Indebtedness (as defined below). For this purpose, "Liquid Assets" means the sum (without duplication) of (i) the ledger balances of all bank accounts of Ace, (ii) the balances of all investment accounts of Ace, (iii) checks and other liquid instruments held by Ace pending deposit,
    (iv) cash in each of Ace's locations, (v) cash, checks, and other
    instruments in transit to    bank accounts or to Ace's locations, and (vi)
    cash, instruments, or other liquid assets of Ace held by Company. For this purpose "Ace Working Indebtedness" means the sum (without duplication) of
    (A) the outstanding principal balance of Ace's indebtedness to lenders under its revolving (working capital) credit facilities and (B) the aggregate amount of Sales Proceeds pending remittance to Company under this Agreement.

(2) The most recent quarterly or annual financial statements of Ace reflect a positive amount after deducting from EBITDA (as defined below) the sum of Ace's taxes and interest expense. For this purpose, EBITDA~~ means Ace's earnings before interest, taxes, depreciation and amortization.

     Ace agrees to provide to Company by autofax business daily reports showing its compliance with credit criterion (1) above. Ace agrees that its 10K and IOQ reports will support its compliance with credit criterion (2) above. Ace further agrees that its annual audited financial statements will include an "unqualified" opinion by its outside auditors. Company will maintain funds sufficient to pay Money Orders when they are presented for payment. As a publicly held company, Ace is required by applicable securities laws to make publicly available its annual and quarterly financial statements and related information; if Company is unable to obtain those financial statements and information through other sources, Ace will provide Company copies of those publicly available financial statements and information promptly upon Company's written request.

10.  REMITTANCES AND REPORTS.

     a. Ace shall remit to Company by fed wire to an account designated by Company no later than 1:00 p.m. Central Time all Sales Proceeds, or an amount of cash equal to all Sales Proceeds, as stated in Exhibit A; except that Sales Proceeds for this purpose do not include the fees payable to Company for Self-use Money Orders ("Self-use Fees"). If Company does not receive Ace's entire remittance by 1:00 p.m. Central Time, it shall provide Ace with written notice via facsimile to that effect by 2:00 p.m. Central Time, and Ace shall then have until

        3:30 p.m. Central Time to remit the Sales Proceeds (excluding Self-use
        Fees), or interest will accrue on the due date in accordance with
        Section 1 2.a. If the Sales Proceeds (excluding Self-use Fees) have not been received by Company by 5:00 p.m. Central Time on the due date, then Company may declare Ace to be in default as provided in Section
        18.b.	The Fax numbers for the notice are: (972) 582-1430 (Vice
        President and Chief Financial Officer) and (972) 582-1425 (Vice President Cash Management). Company will also attempt to contact Ace's Chief Financial Officer by telephone about the non-payment before 2:00 p.m. on the due date.

     b. When a remittance day (as described in Exhibit A) falls on a bank holiday, Ace will remit on the next banking day after that holiday.

     c. Ace agrees to allow Company continuous access to the information in Money Order dispensers at Ace's locations.

11. SECURITY AGREEMENT. To secure its obligations under this Agreement, Ace grants to Company a security interest to the extent of Ace's right and title to and interest in all existing or hereafter acquired Sales Proceeds, Money Order Materials, money, instruments and documents at any time in the possession of Company, this Agreement, and all proceeds of the foregoing. Upon any termination of this Agreement by Company under Section 1 8.b because of a default by Ace under this Agreement, Company shall have all of the rights and remedies of a secured creditor under the Uniform Commercial Code. In the event of any conflict between the provisions of this Section 11 and the provisions of the Ace Financing-related Documents, the provisions of the Ace Financing-related Documents shall prevail.

12.  INTEREST.

     a. Any amount (except adjustments) not paid by a Party when due to the other Party under this Agreement will bear interest (unless waived by the Party entitled to payment) until paid at an annual rate equal to the prime rate as that prime rate may be established from day to day. Sales Proceeds (excluding Self-use Fees) due to, but not received by, Company by 3:30 p.m. Central Time on any banking day will be subject to interest for that day. Any annual incentive bonus described in paragraph 7 of Exhibit A that is due to, but not received by, Ace by 3:30 p.m. Central Time on the banking day on which it is due will be subject to interest for that day. "Prime rate" means the prime commercial rate of interest published by The Wall Street Journal for corporate loans by large U.S. money-center commercial banks. No interest will accrue on any adjustments.

     b. Interest will not exceed the amount or rate that may lawfully be charged under applicable Texas law, and any amount contracted for, charged, or taken in excess of the amount or rate allowed by law will be credited or refunded to the Party that has been charged or has paid. This Section 12.b overrides any other provision in this Agreement or in any document between the Parties related to this Agreement.

13. LOCATIONS AND DELIVERY. Ace is authorized to sell Money Orders only at Ace locations. Ace agrees to give Company a list, before January 1, 1999, of the locations of Ace at which Money Orders will be offered and sold under this Agreement beginning on or as of January 1, 1999, and to keep Company informed of the locations where Ace sells Money Orders. Ace authorizes Company to ship Money Order Materials to the locations at the addresses Ace provides.

14. CHANGE OF OWNERSHIP OR CONTROL. Each Party agrees to notify the other Party if the first Party's board of directors votes or consents to change, or to recommend to that Party's shareholders that they vote or consent to change, the ownership or control of that Party or its business. Regardless of any change and any notice thereof in accordance with the preceding sentence, the Parties will remain obligated under this Agreement until this Agreement expires or is terminated according to its terms.

15. REFUNDS TO PURCHASER. Ace acts at its own risk if it makes a refund to any purchaser of a Money Order.

16. CONFIDENTIALITY. The Parties shall perform the Confidentiality Agreement that is set forth in the attached Exhibit B to this Agreement (the "Confidentiality Agreement").

17. DISPUTE RESOLUTION. Except for the right to exercise termination pursuant to any of subsections (i) through (viii) of Section 1 8.b (including the other provisions of this Agreement referred to therein) and except as provided in Exhibit C, the Parties will resolve any dispute, disagreement, claim, or controversy between them arising in connection with or relating to this Agreement, or the validity, interpretation, performance, breach, default, or termination of this Agreement ("Dispute"), in accordance with the attached Exhibit C to this Agreement ("Dispute Resolution").

18.  TERM AND TERMINATION.

     a. Either Party may terminate this Agreement as of the end of the initial term or at any time as of the end of a calendar month thereafter by giving the other Party written notice at least six (6) months prior to the termination date. The initial term of this Agreement expires or ends at 11:59:59 p.m., Central Time, on December 31, 2003. The term will automatically continue thereafter until terminated as provided in the first sentence of this Section 18.a. The foregoing shall be subject to the right of either Party to terminate this Agreement in accordance with Section 18.b.

     b. A Party may terminate this Agreement as follows:

        (i) Company may declare Ace to be in default and terminate this Agreement immediately upon notice if Ace shall fail to remit the Sales Proceeds (excluding Self-use Fees) by 5:00 p.m. Central Time on the due date;

        (ii) Company may declare Ace to be in default and terminate this Agreement immediately upon notice if Ace shall fail to maintain a sound financial position;

        *




        (iv) Either Party may terminate this Agreement on five (5) days' notice upon the occurrence of a payment-related breach or default (other than as provided in subsections (i) through (iii) of this Section 18.b.) which is not cured within such five (5) day period;

--------------
* Confidential information deleted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2.

        (v) Either Party may terminate this Agreement immediately upon notice if: (A) the other Party makes a general assignment of all or substantially all of its assets for the benefit of creditors; (B) the other Party applies for, consents to, or acquiesces in the appointment of a receiver, trustee, custodian, or liquidator for its business or all or substantially all of its assets; or (C) the other Party files a voluntary or petition for relief under the Federal Bankruptcy Code or other bankruptcy or insolvency laws or
           (D) an involuntary bankruptcy or insolvency petition filed against the other Party is not dismissed within ninety (90) days;

        (vi) Ace may terminate this Agreement immediately upon notice in accordance with Section 1 8A;

        (vii) Ace may terminate this Agreement immediately upon notice in accordance with paragraph 4 of Exhibit A;

        (viii) Either Party may terminate this Agreement immediately upon notice if the other Party breaches any of its obligations under the loan agreements referred to in subsection (i) of Section
               1 .b. or under the Ace Financing-related Documents, after giving effect to any applicable notice and cure period provided in those loan agreements or in the Ace Financing-related Documents; or

        (ix) Either Party may terminate this Agreement upon thirty (30) days' written notice upon the occurrence of any material breach or default by the other

             Party not covered by subsections (i) through (viii) of this
             Section 1 8.b. which is not cured within such thirty (30) day period.

        In the case of default under subsection (ii) of this Section 18.b., Company shall have five (5) business days to declare the default and terminate this Agreement by written notice to Ace, and if Company does not declare the default within five (5) business days, it is waived.

     c. A Party may not terminate this Agreement if the event or the circumstance described in Section 18.b., upon which that Party would rely in so terminating, was caused by that Party's breach of or default under this Agreement. The termination rights of a Party under Section 18.b. are not exclusive of any other right or remedy available to or granted to a nonbreaching or nondefaulting Party under this Agreement.

     d. Upon the expiration or termination of this Agreement, Ace will remit to Company, in accordance with Exhibit A, all Sales Proceeds and any other amounts it then owes to Company, and Company will pay to Ace all amounts it then owes to Ace. Each Party will also remain liable until it has fulfilled all of its obligations to the other Party that arose or accrued before the expiration or termination. Ace will pay the cost to return the Money Order Materials to Company if Company has terminated this Agreement because of any breach or default by Ace; otherwise, Company will pay that cost.

     e. The Parties' respective rights and obligations under this Agreement will survive the expiration or termination of this Agreement to the extent necessary to give full effect to this

        Agreement. Without limiting the preceding sentence, the Parties' respective rights and obligations under Sections 5, 6, 7, 8,11,12, 16, 17,18,19, 21, and 24 and under the Confidentiality Agreement and Exhibit C will survive the expiration or termination of this Agreement.

18A. TERMINATION UPON LIMITATION OR SUSPENSION. If (i) Company exercises its rights under Section 4 to limit the number or dollar amount of Money Orders that Ace may sell, or to suspend Ace's right to sell Money Orders,
     (ii) the limitation or suspension is longer than thirty (30) consecutive days, and (iii) the number of Money Orders that Ace is permitted to sell during the limitation or suspension period is less than ninety percent (90%) of the number that Ace sold before the limitation or suspension was imposed, or the effect of the limitation or suspension is to reduce the number of Money Orders that Ace sells during the limitation or suspension period to ninety percent (90%) of the highest number that Ace sold during any thirty (30)-consecutive-day period before the limitation or suspension, then Ace may terminate this Agreement by giving written notice to Company within 90 days after the 30th day of the limitation or suspension or after the ten percent (10%) or more decrease in Ace's Money Order volume occurs, whichever is later.

19. REMEDIES AND WAIVERS. All remedies for any breach or default of this Agreement are cumulative. Except as provided in this Agreement, Party's delay or failure to enforce a right or pursue a remedy is not a waiver. A Party's waiver (not otherwise set forth in this Agreement) must be in writing and signed by it. A waiver of a Party's rights or remedies regarding a particular breach of or default under this Agreement is not a waiver of those rights or remedies, or any other rights or remedies, regarding any other breach of or default under this Agreement.

20. COMPLIANCE WITH LAW. Each Party agrees to comply in all material respects with all laws and regulations applicable to its activities under this Agreement, including laws and regulations that relate to money laundering. Ace agrees that it will sell Money Orders only at locations where such sales may legally be made.

21. GOVERNING LAW. TEXAS LAW GOVERNS THIS AGREEMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES UNDER THIS AGREEMENT, INCLUDING THE VALIDITY OR ENFORCEMENT AND THE CONSTRUCTION OR INTERPRETATION OF THIS AGREEMENT.

22. NOTICES. Except as otherwise provided in this Agreement, all notices, requests, and other communications from one Party to the other under this Agreement must be in writing and sent by facsimile, certified mail, overnight mail, or courier or delivered in person, in any case prepaid by the notifying Party, and must be addressed as follows:

IF TO ACE:                                  IF TO COMPANY:
Ace Cash Express, Inc.                      Travelers Express Company, Inc.

Attention:	Chief Financial Officer         Attention:  Contracts Administration

1231 Greenway Drive, Suite 800              1550 Utica Avenue South

Irving, Texas 75038                         Minneapolis, Minnesota 55416

Facsimile:	(972) 582-1430                  Facsimile: (612) 591-3325

Copy to: Richard A. Tulli, Esq.             Copy to: Chief Legal Counsel

Gardere & Wynne, L.L.P.                     Facsimile:	(612) 591-3859

1601 Elm Street, Suite 3000

Dallas, TX 75201

Facsimile:	(214) 999-4667


A Party may change its address for this purpose by giving written notice of that change to the other Party in accordance with this Section 22. Each notice, request, or other communication sent or delivered as provided above in this
Section 22 will be deemed given, received, and effective on the date of actual receipt (or refusal) by the addressee.

23. ASSIGNMENT. This Agreement shall be binding on each of the Parties and their respective permitted successors and permitted assigns. Neither Party may assign its rights or obligations hereunder without the prior written consent of the other Party, except that (i) the consent may not be unreasonably withheld or delayed if the proposed assignment is to a person or entity that is capable of performing the assigning Party's obligations under this Agreement and is not a competitor of the non-assigning Party, and (ii) this restriction on assignment will not apply to a merger, consolidation, or share exchange by a Party or the transfer of the capital stock of a Party unless such transaction will render the assigning Party incapable of performing its obligations under this Agreement or result in ownership or control by a competitor of the non-assigning Party. Notwithstanding the foregoing, nothing in this Agreement prohibits the assignment of a Party's right to receive Sales Proceeds or other amounts due under this Agreement or Ace's grant of a security interest or lien in its rights as permitted by this Agreement to its secured creditors. Any purported assignment in violation of this Section 23 is void and ineffective.

24. INTERPRETATION AND DEFINITIONS. This Agreement is the result of the Parties' negotiations, and no provision of this Agreement is to be construed for or against either Party because of the authorship of that provision. In the interpretation of this Agreement, except where otherwise stated or the context otherwise requires:

     a. "business day" or "banking day" means any Monday through Friday, excluding any such day on which the Federal Reserve Bank of Minneapolis is authorized to be closed;

     b.  "including" or "include" does not denote or imply any limitation;

     c.  "Section" refers to a Section of this Agreement; and

     d.  each Exhibit is an integral part of this Agreement.

25. MISCELLANEOUS. This Agreement, together with its Exhibits and the Ace Financing-related Documents (when entered into by the Parties), is the entire agreement between the Parties relating to the subject matter of this Agreement. This Agreement can be amended or changed only by a writing signed by the Parties. Section headings are not part of this Agreement. If any part of this Agreement is or becomes invalid, it is or will be severed from the rest of this Agreement, and the rest of this Agreement remains or will remain in effect so long as (i) the continued effectiveness of the rest of this Agreement will not impose or result in any substantial economic detriment to either Party or (ii) the Parties amend this Agreement as necessary to preserve their underlying economic or financial arrangements. This Agreement may be signed in counterparts, with the same effect as if both Parties had signed the same paper; all counterparts are to be construed together to be one, and the same, document.

25A. AUDITS. Each Party has the right, once per calendar quarter, exercisable by reasonable prior notice to the other Party, to examine the books and records of the other Party relating to the performance of this Agreement. Such audits shall be conducted at the office of the

     Party being audited. Each Party shall bear the expenses of conducting an audit of the other Party's books and records. A Party's examination of the other Party's books and records may be conducted only during the other Party's normal business hours or at any other reasonable tine to which the other Party may consent. An audit shall be performed in a manner that does not unreasonably disrupt the other Party's normal business operations. The Party conducting an audit may make and take away copies of any or all of the other Party's books and records being examined.

26. SIGNATURE DATE. This Agreement is signed by the Parties on April 16,1998 (the "Signature Date").

SIGNATURES


ACE:                                     COMPANY:

ACE CASH EXPRESS, INC.                   TRAVELERS EXPRESS COMPANY, INC.




By:  _________________________            By:   ___________________________
Name:  _________________________          Name:  __________________________
Title:  __________________________        Title:  _________________________

                          EXHIBIT A TO MONEY ORDER AGREEMENT

                          Payments, Remittance, and Reporting
                          -----------------------------------

1.   FEES AND PAYMENT.

     *





     b. SELF-USE MONEY ORDER FEE. For each Self-use Money Order issued under
        Section 4A of the Agreement, Company shall be entitled to receive a
        base fee of *      per Money Order. *




        Company shall submit an invoice to Ace for the amount due within ten
        (10) days after the end of the calendar month, and Ace shall make payment within ten (10) days after receipt of that invoice. If Company exercises its right to offset, it will provide to Ace, with (or in lieu of) the payment to Ace under paragraph I .a. of this Exhibit A, the calculations and other information sufficient to reasonably indicate to Ace the

--------------
* Confidential information deleted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2.

        amount offset and the basis or bases for that offset. The per-item fee payable by Ace for Self-use Money Orders will be adjusted quarterly, as of the first day of each calendar quarter, based on the average dollar amount and average life of Self-use Money Orders dispensed during the preceding quarter in accordance with the following:

                                             Per Money Order Fee
        Average Dollar Amount         Increase (Decrease) (from a base
        per Self-Use Money Order          fee of *   /Money Order)
        ------------------------          --------------------------

        *                                 *



        The quarterly adjustment to the fee payable by Ace for each Self-use Money Order based on the average life of Self-use Money Orders shall be calculated as follows:

        (i) A *                               increase for each one-half day
            the average life of Self-use Money Orders is less than * days, to be counted from the day following issuance to and including the day paid by Company.

--------------
* Confidential information deleted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2.

        (ii) A *                              decrease for each one-half day
             the average life of Self-use Money Orders is greater than * days, to be counted from the day following issuance to and including the day paid by Company.


     Ace shall pay no fee, nor shall there be any fee adjustments, in
     connection with Self-use Money Orders until *      or more Self-use Money
     Orders have been dispensed in a calendar month. Payment will commence with that month and continue thereafter, subject to a quarterly review. If the issuance of Self-use Money Orders decreases to fewer than an average
     of *      in a calendar month thereafter, Ace shall again have no
     obligation to pay any fee, and there shall be no fee adjustment, until the level of Self-use Money Orders issued again equals or exceeds an average
     of *      in a calendar month. Company shall submit to Ace, with the first invoice that reflects each fee adjustment in accordance with this paragraph I .b., the calculations and other information sufficient to reasonably indicate to Ace the basis or bases for that fee adjustment.

c. DISPENSER FEE. For each Money Order dispenser provided by Company, Ace will
   pay Company *     monthly for use and maintenance of the Delta electronic
   system. Company may offset the amount due against the payments due from Company to Ace for the same calendar month for sales of Money Orders under paragraph I .a. of this Exhibit A. If Company does not offset or if no payments are due to Ace under paragraph I .a., then

--------------
* Confidential information deleted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2.

   Company shall submit an invoice to Ace for the amount due within ten (10) days after the end of the calendar month, and Ace shall make payment within ten (10) days after receipt of that invoice. If Company exercises its right to offset, it will provide to Ace, with (or in lieu of) the payment to Ace under paragraph I .a. of this Exhibit A, the calculations and other information sufficient to reasonably indicate to Ace the amount offset and the basis or bases for that offset.

d. DISPUTE. Ace may dispute in good faith the amount of any invoice submitted or offset reported to it under this Exhibit A by notice to Company. Ace may withhold payment of any invoiced amount that it disputes in good faith; Ace shall, however, timely pay all of any invoiced amount that is not disputed. The notice of any dispute must reasonably describe the basis for the dispute. The dispute shall be a Dispute to be resolved in accordance with Exhibit C. Ace's withholding of a good-faith disputed amount shall not be deemed a breach or default under this Agreement, and no interest under
   Section 12.a. shall accrue on such amount. If it determined in accordance with Exhibit C that some or all of the disputed amount is due to Company, Ace shall pay the amount due within two (2) business days after resolution of the dispute. If it is determined in accordance with Exhibit C that an amount offset by Company in good faith is due to Ace, Company shall pay or credit the amount due within two (2) business days after resolution of the dispute. Any such amount that is determined to be due to either Party shall be paid with interest as provided in Section 12.a.

e. MANNER OF PAYMENT. Each amount due to a Party under this paragraph I shall be paid by fed wire to an account designated by that Party.

2. SALES REPORTING. Ace agrees to report Money Order sales to Company through Company's dispensers.

3. REMITTANCE METHOD AND SCHEDULE.

   a. Ace shall remit by fed wire, as more fully provided in the Agreement, as follows:

      SALES DAY                        WIRE DAY
      ---------                        --------
      *                                *





  b.	If any day on which funds are to be remitted is not a banking day, the remittance will be on the next banking day.

   c. Company will provide adjustment information to Ace daily and will make adjustments daily.

--------------
* Confidential information deleted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2.

4. PRICING AND REMITTANCE MATRIX. Ace may request Company to change the per item fee and remittance schedule for Money Orders (other than Self-use Money Orders) provided in paragraph 3.a. of this Exhibit A during the term of this Agreement by selecting a new option from the following Matrix, and if such change becomes effective, the provisions of paragraphs I .a. and
     3.a. of this Exhibit A shall be amended accordingly. Only *   changes may
     be made during the term of this Agreement. Ace will make any such request for change in writing at least ninety (90) days in advance of the proposed effectiveness of the change, specifying the date on which the change shall be implemented, which must be the first day of a calendar month. Company will give Ace notice within sixty (60) days after receipt of Ace's request as to whether it approves the requested change, which approval shall be in Company's sole and absolute discretion; *

                                                                           and
     Ace has a sound financial condition and has maintained a sound financial condition consistently during the 90 days prior to the request, Company's approval will not be withheld unreasonably. If Ace selects an option which
     * and Ace has maintained a sound financial condition consistently during the 90 days prior to the request, and Company's right to Sales Proceeds would be fully secured with a security interest having priority over the security interests of Ace's other creditors, but Company denies the request, then Ace shall have the right to terminate this Agreement by giving Company written notice within thirty (30) days after Ace received the notice of disapproval or after the expiration of Company's sixty (60) day response period without approval from Company.

--------------
* Confidential information deleted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2.

     Pricing Option Matrix (Money Orders):

     *














------------------------------------------------------------------------------
(1)  All remittances are made by fed wire.
(2) Next banking day payment. Friday, Saturday, and Sunday sales remitted on Monday (or next banking day if Monday is not a banking day).
(3) Payment of one-fifth of one week's average sales made each day beginning Monday of the first sales week. Weekly adjustments made (+/-) on a specified day following each sales week.
(4) Ace shall include the fees with the appropriate remittance of Sales Proceeds by fed wire.
(5) Ace shall pay the fees by fed wire by the 10th day after receipt of Company's monthly invoice therefor.

--------------
* Confidential information deleted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2.

5. REPRICING. Company may adjust the per item fee for Money Orders (other than Self-use Money Orders) as follows:
          If less than the Store Minimum (as defined below) dispenses or sells Money Orders in any calendar quarter, the per-item fee under paragraph I a. of this Exhibit A for each Money Order sold by Ace shall be adjusted as set forth below for Money Orders sold in the next calendar quarter:

          For each decrease in the number of Stores (as defined below) dispensing or selling Money Orders to a Level (as defined below) or a
          new Level, the per-item fee will be adjusted by *     per Money Order
          sold in favor of Company.

          *











--------------
* Confidential information deleted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2.

          For each increase in the number of Stores dispensing or selling Money Orders to a Level or a new Level or to a number equal to or above the
          Store Minimum, the per item fee will be adjusted by *     per Money
          Order sold in favor of Ace.

6. SIGNING BONUSES. Company will pay Ace a Money Order Signing Bonus of $2,000,000, no later than May 1,1998. Company will pay Ace an additional bonus of $500,000 no later than May 1,1998 as consideration for Ace entering into both this Agreement and the Bill Payment Processing and Funds Transfer Services Agreement ("Bill Payment Agreement"). Ace acknowledges that it is also entitled to receive an additional signing bonus of $500,000 under the Bill Payment Agreement as consideration for Ace entering into both this Agreement and the Bill Payment Agreement; both such additional signing bonuses (an aggregate of $1,000,000) are herein referred to as the "Dual Signing Bonuses". The additional payment under the Bill Payment Agreement will be made no later than May 1, 1998. All such payments will be made by fed wire to an account designed by Ace. If this Agreement or the Bill Payment Agreement is terminated before its expiration date wrongfully by Ace, or by Company as permitted by Section 18.b. for default by Ace, or by Ace as permitted by Sections 18.b. (vi) and 18A, Ace agrees to refund the pro-rata portion of (i) the Signing Bonus related to the terminated agreement and (ii) the Dual Signing Bonuses. In each case, the "pro-rata portion" will be the number of full weeks remaining after the termination date under the terminated agreement multiplied by one-two hundred sixtieth (1/260) of the Signing Bonus to be repaid.

--------------
* Confidential information deleted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2.

7. ANNUAL INCENTIVE BONUSES. Company will pay Ace an Annual Incentive Bonus of $300,000, by fed wire to an account designated by Ace, on the first banking day after January 1,1999 and on the first banking day after each subsequent January 1 during the term of this Agreement. Company will pay Ace an additional Annual Incentive Bonus of $50,000, at the same time (and in the same manner) as each Annual Incentive Bonus is paid as set forth in the preceding sentence, while both this Agreement and the Bill Payment Agreement remain in effect. If this Agreement is terminated before its expiration date wrongfully by Ace, or by Company as permitted by Section 18.b. for default by Ace, or by Ace as permitted by Sections 18.b. (vi) and 18A, then Ace will refund to Company the pro rata portion of the Annual Incentive Bonuses received under this paragraph 7 in the year of termination. The "pro-rata portion" will be the number of full weeks in the calendar year remaining after the termination date multiplied by one-fifty-second (1/52) of the Annual Incentive Bonuses paid for that year.

8. NON-EFFECTIVENESS. If the Parties do not enter into the Ace Financing-related Documents on or before January 1,1999, 50 that this Agreement does not then become effective, Ace agrees to immediately repay Company the entire amount of the Money Order Signing Bonus and the Dual Signing Bonuses paid to Ace, plus interest on the entire amount, at the annual rate set forth in Section 12.a., from the date of Company's payment of the Signing Bonuses.

                     EXHIBIT B TO MONEY ORDER AGREEMENT

                          CONFIDENTIALITY AGREEMENT
                          -------------------------

1. CONFIDENTIAL INFORMATION. During the effectiveness of this Agreement, a Party may disclose confidential and proprietary information and materials, including information about its customers, businesses, third-party relationships, and intellectual property, to the other Party. (That disclosure may include granting the other Party access to books and records in accordance with Section 25A.) All of this information is Confidential Information of the disclosing Party, except as specifically excluded below.

2. RESTRICTIONS ON USE OR DISCLOSURE. A Party shall not use or disclose any Confidential Information of the other Party except as necessary or appropriate to perform, implement, or exercise (or defend) rights or remedies under this Agreement.

3. INFORMATION EXCLUDED. A Party need not treat any of the following as Confidential Information of the other Party under this Agreement;

   a. Information which is or becomes publicly available or available in the industry or is in the possession of a third party without any violation of this Agreement.

   b. Information which the Party can show was in its possession prior to receipt from the other Party.

   c. Information which is received by the Party from a third party knowledge of that Party) any obligation of confidentiality to the without (to the other Party.

4. COURT ORDERS, SUBPOENAS AND OTHER LEGAL REQUIREMENTS. A Party may disclose the other Party's Confidential Information to the extent required by court order or subpoena, without violating this Agreement; in this circumstance, the Party required to disclose must notify the other Party immediately and, at the reasonable request of the other Party, cooperate in any lawful effort to contest the subpoena or other legal process or to limit the scope of the disclosure. In addition, if a Party reasonably believes that (based on advice of counsel) it has any other legal obligation to disclose Confidential Information of the other Party, then the disclosure may be made, to the extent required, without the consent of the other Party.

5. PRESS RELEASE. The Parties will, on or promptly after the Signature Date, jointly prepare and make a press release or public announcement about their entering into this Agreement. Neither Party may (unless legally required) make any other press release or public announcement about this Agreement without the prior consent of the other Party (which may not be unreasonably withheld or delayed).

6. MATERIALS. Materials in any medium containing Confidential Information, whether furnished to a Party by the other Party or prepared by a Party, are the sole property of the Party whose Confidential Information is contained in the materials and must be kept confidential in accordance with this Agreement, and must be delivered to the owning Party upon its request and, in any event, upon the expiration or termination of this Agreement.

7. REMEDIES. A Party's breach of the provisions of this Confidentiality Agreement may cause irreparable harm to the other Party. Each Party agrees that in the event of a breach or a threatened breach by it1 the other Party may seek injunctive relief in addition to other remedies available to it.

                        EXHIBIT C TO MONEY ORDER AGREEMENT

                              Dispute Resolution
                              ------------------

1. NOTICE AND CURE. Except as otherwise specified in this Agreement, in the event of an actual or alleged non-payment-related breach of or default under this Agreement, the nonbreaching or nondefaulting Party shall give the breaching or defaulting Party written notice of the breach or default. The breaching or defaulting Party shall then have 30 days after that notice in which to cure the specified non-payment-related breach or default (unless that breachor default is not capable of being cured, in which case there will be no cure period).

2. NEGOTIATION. If a Dispute (including any Dispute about any remittance or payment to or by a Party under this Agreement) arises or if a non-payment-related breach or default has not been cured within the 30-day cure period set forth in Section 1 of this Exhibit C (if applicable), a Party may submit the Dispute (which, for the purposes of this and the following provisions of Exhibit C, shall include an uncured actual or alleged non-payment-related breach or default) in writing to the other Party in accordance with Section 22 of the Agreement. Upon the other Party's receipt of that notice, the Parties agree to use their reasonable best efforts to negotiate a resolution of the Dispute. If the Parties are unable to resolve the Dispute by agreement within 30 days after receipt of that notice, each Party will promptly designate in writing one executive representative to, and they will use their respective reasonable best efforts to, negotiate a resolution of the Dispute within ten days after the expiration of that 30-day period.

3. MEDIATION.
   a.	If the Parties' representatives are unable to resolve the Dispute as provided above, either Party may, by notice to the other Party, require the Dispute to be submitted to nonbinding mediation.

   b. The Parties will attempt to agree upon and appoint a neutral mediator promptly after notice of mediation is given. If the Parties are unable to agree upon a mediator within five days after that notice, either Party may request the American Arbitration Association ("AAA") to appoint a neutral mediator, who will conduct the mediation. The mediation will be conducted, within 15 days after the mediator is appointed, in St. Louis, Missouri.

   c. Each Party will pay its own expenses, and the Parties will share equally the fees and expenses of the mediator, in connection with the mediation.

4. ARBITRATION.
   a. If mediation fails to resolve the Dispute within 30 days after the date of submission, either Party may, by notice to the other Party, require the Dispute to be submitted to binding arbitration. When filing the demand for arbitration with AAA, the filing Party shall request the AAA to appoint a panel or board of three neutral arbitrators who are experienced in or knowledgeable about the money-order or check-cashing business.

   b. The board of arbitrators shall conduct the arbitration in accordance with the Commercial Arbitration Rules of the AAA then in effect, except as such rules may be modified for the purpose of the arbitration proceeding by all or a majority of the arbitrators or by written agreement of the Parties. The arbitration shall be conducted in St. Louis, Missouri. The arbitrators may, however, call and conduct hearings or meetings at such other places as the Parties may agree or as the arbitrators may, on the motion of a Party, determine to be necessary to obtain significant testimony or evidence.

   c. All statutes of limitations that would otherwise be applicable shall apply to any arbitration hereunder. The Federal Rules of Evidence and Procedure shall apply to the arbitration. The arbitrators may authorize all forms of discovery, including depositions, interrogatories and document production, on a showing of particularized need that the requested discovery is likely to lead to material evidence needed to resolve the Dispute and is not excessive in scope, timing or cost.

   d. The arbitration hearing shall be held within 30 days after the appointment of the arbitrators, unless the Parties otherwise agree. The final decision or award of the arbitrators shall be rendered within 15 days after the hearing. That final decision or award shall be made by unanimous or majority vote or consent of the arbitrators and shall be deemed issued at the place of arbitration. The arbitrators' decision shall be based upon this Agreement and applicable law.

   e. The final decision or award of the arbitrators shall be binding upon the Parties, and judgment thereon may be entered in any court having jurisdiction over one or both of the Parties or any of their respective assets. The Parties waive any right they may have to apply or appeal to any court for relief from the preceding sentence or from any decision of the board of arbitrators made, or any question of law arising, before the final decision or award. The final decision or award may include injunctive relief (other than temporary or provisional relief) in response to any actual or threatened breach of this Agreement.

   f. The arbitrators shall award reasonable attorneys' fees and costs to the prevailing Party in the arbitration. Otherwise, each Party shall bear its own expenses, and one-half of the fees and expenses of the arbitrators, in connection with the arbitration proceedings.

5. TERMINATION AND OTHER REMEDIES. Except as provided in Section 18.b. (i) through (viii), neither Party may terminate this Agreement or exercise any other remedy until the Parties have worked through this dispute resolution procedure or one Party has failed to cooperate or perform its obligations under this Exhibit C; however, nothing in this Exhibit C prevents (i) a Party from applying to a court having jurisdiction to (A) enforce the dispute resolution procedure in this Exhibit C, (B) seek temporary or provisional injunctive relief, in response to an actual or threatened breach of this Agreement or otherwise so as to avoid irrevocable damage or maintain the status quo, until a final arbitration decision or award is rendered or the Dispute is otherwise resolved, or (C) challenge or vacate any final arbitration decision or award that does not comply with this dispute resolution procedure, as may have been modified by the Parties' agreement (if applicable), or (ii) the Parties from resolving any Dispute by written agreement.

EXHIBIT 10.40


                               CREDIT AGREEMENT
                          DATED AS OF JULY 31, 1998

                                     AMONG

                           ACE CASH EXPRESS, INC.,
                                 AS BORROWER

                 WELLS FARGO BANK (TEXAS), NATIONAL ASSOCIATION,
                             AS AGENT AND AS A LENDER

                                      AND
                           THE OTHER LENDERS PARTY HERETO

                              TABLE OF CONTENTS

                                                                Page
                                                                ----
ARTICLE I.  DEFINITIONS
     SECTION 1.01.     Certain Defined Terms
     SECTION 1.02.     Accounting Terms
     SECTION 1.03.     Miscellaneous

ARTICLE II.  THE LOANS
     SECTION 2.01.     Advance Term Loan Commitments and Revolving
                       Credit Commitments
     SECTION 2.02.     Loans
     SECTION 2.03.     Notice of Loans
     SECTION 2.04.     Notes; Repayment of Loans
     SECTION 2.05.     Interest on Loans
     SECTION 2.06.     Fees
     SECTION 2.07.     Termination and Reduction of the
                       Total Revolving Credit Commitment
     SECTION 2.08.     Interest on Overdue Amounts; Alternate
                       Rate of Interest
     SECTION 2.09.     Prepayment of Loans
     SECTION 2.10.     Reserve Requirements; Change
                       in Circumstances
     SECTION 2.11.     Change in Legality
     SECTION 2.12.     Indemnity
     SECTION 2.13.     Pro Rata Treatment
     SECTION 2.14.     Sharing of Setoffs
     SECTION 2.15.     Taxes
     SECTION 2.16.     Payments and Computation
     SECTION 2.17.     Swingline Loans
     SECTION 2.18.     Issuance of Letters of Credit
     SECTION 2.19.     Payment of Letters of Credit; Reimbursement
     SECTION 2.20.     Letter of Credit Fees

ARTICLE III.  REPRESENTATIONS AND WARRANTIES
     SECTION 3.01.     Organization; Legal Existence
     SECTION 3.02.     Authorization
     SECTION 3.03.     Governmental Approvals
     SECTION 3.04.     Binding Effect
     SECTION 3.05.     Material Adverse Change
     SECTION 3.06.     Litigation; Compliance with Laws; Etc.
     SECTION 3.07.     Financial Statements
     SECTION 3.08.     Federal Reserve Regulations
     SECTION 3.09.     Taxes
     SECTION 3.10.     Employee Benefit Plans
     SECTION 3.11.     No Material Misstatements
     SECTION 3.12.     Investment Company Act; Public Utility
                       Holding Company Act
     SECTION 3.13.     Use of Proceeds
     SECTION 3.14.     Subsidiaries
     SECTION 3.15.     Title to Properties; Possession Under
                       Leases; Trademarks
     SECTION 3.16.     Solvency

     SECTION 3.17.     Permits, Etc.
     SECTION 3.18.     Compliance with Environmental Laws
     SECTION 3.19.     General

ARTICLE IV.  CONDITIONS OF CREDIT EVENTS
     SECTION 4.01.     All Credit Events
     SECTION 4.02.     First Credit Event

ARTICLE V.  AFFIRMATIVE COVENANTS
     SECTION 5.01.     Legal Existence
     SECTION 5.02.     Businesses and Properties
     SECTION 5.03.     Insurance
     SECTION 5.04.     Taxes
     SECTION 5.05.     Financial Statements; Reports, Etc.
     SECTION 5.06.     Litigation and Other Notices
     SECTION 5.07.     ERISA
     SECTION 5.08. Maintaining Records; Access to Properties and Collateral; Inspections; Right to Audit
     SECTION 5.09.     Use of Proceeds
     SECTION 5.10.     Fiscal Year-End
     SECTION 5.11.     Additional Guarantors and Pledge of Assets
     SECTION 5.12.     Environmental Legislation
     SECTION 5.13.     Pay Obligations to Lenders and Perform
                       Other Covenants
     SECTION 5.14.     Assurances
     SECTION 5.15.     Certain Changes
     SECTION 5.16.     Supplemented Schedules
     SECTION 5.17.     Year 2000 Compliance

ARTICLE VI.  NEGATIVE COVENANTS
     SECTION 6.01.     Liens
     SECTION 6.02.     Sale and Lease-Back Transactions
     SECTION 6.03.     Indebtedness for Borrowed Money and Guarantees
     SECTION 6.04.     Equity Interest in Subsidiaries
     SECTION 6.05.     Consolidations; Mergers and Sales of Assets
     SECTION 6.06.     Loans and Advances
     SECTION 6.07.     Net Worth
     SECTION 6.08.     EBITDA
     SECTION 6.09.     Debt to Cash Flow Ratio
     SECTION 6.10.     Fixed Charge Coverage Ratio
     SECTION 6.11.     Cash Flow Coverage Ratio
     SECTION 6.12.     Nature of Business Management
     SECTION 6.13.     Use of Proceeds
     SECTION 6.14.     ERISA
     SECTION 6.15.     Modifications and Prepayments
     SECTION 6.16.     Transactions with Affiliates
     SECTION 6.17.     Other Agreements
     SECTION 6.18.     Restricted Payments
     SECTION 6.19.     Limitation on Investments

ARTICLE VII.  EVENTS OF DEFAULT

ARTICLE VIII. AGENT

ARTICLE IX.   MISCELLANEOUS
     SECTION 9.01.     Notices
     SECTION 9.02.     Survival of Agreement
     SECTION 9.03.     Successors and Assigns; Participations
     SECTION 9.04.     Expenses; Indemnity
     SECTION 9.05.     Right of Setoff
     SECTION 9.06.     Payments on Business Days
     SECTION 9.07.     Waivers; Amendments
     SECTION 9.08.     Interest
     SECTION 9.09.     Severability
     SECTION 9.10.     Applicable Law
     SECTION 9.11.     Arbitration
     SECTION 9.12.     Waiver of Jury Trial, Etc.
     SECTION 9.13.     Waiver of Notices
     SECTION 9.14.     Confidentiality
     SECTION 9.15.     Submission to Jurisdiction
     SECTION 9.16.     Counterparts
     SECTION 9.17.     Headings
     SECTION 9.18.     Nonapplicability of Chapter 346 et seq.
     SECTION 9.19.     Waiver of Consumer Rights
     SECTION 9.20.     Compliance with Agreement Prior to First Credit Event
     SECTION 9.21.     Entire Agreement

EXHIBITS:

EXHIBIT A      Form of Advance Term Notes
EXHIBIT B      Form of Revolving Credit Notes
EXHIBIT C      Form of Borrowing Base Report
EXHIBIT D      Form of Compliance Certificate
EXHIBIT E      Form of Opinion of Counsel
EXHIBIT F      Form of Assignment and Acceptance
EXHIBIT G      Form of Guaranty Agreement
EXHIBIT H      Form of Assignment of Deposit Accounts and Security Agreement
EXHIBIT I      Form of Stock Pledge Agreement
EXHIBIT J      Form of Borrowing Notice
EXHIBIT K      Form of Collateral Trust Agreement
EXHIBIT L      Form of Swingline Notes


SCHEDULES:

SCHEDULE 1.01          Existing Letters of Credit
SCHEDULE 2.01(a)       Advance Term Loan Commitments
SCHEDULE 2.01(b)       Revolving Credit Commitments
SCHEDULE 2.02(a)       Domestic Lending Offices
SCHEDULE 2.02(b)       Eurodollar Lending Offices
SCHEDULE 3.09          Taxes
SCHEDULE 3.10          ERISA
SCHEDULE 3.14          Subsidiaries
SCHEDULE 3.15          Exceptions to Tradenames
SCHEDULE 3.18          Environmental Law Compliance
SCHEDULE 6.01          Existing Liens
SCHEDULE 6.02          Sale and Lease-Back Transactions
SCHEDULE 6.03          Existing Indebtedness
SCHEDULE 6.06          Existing Loans and Advances
SCHEDULE 6.18          Permitted Investments

                                 CREDIT AGREEMENT

This CREDIT AGREEMENT (this "Agreement"), dated as of July 31, 1998, is by and
                             ---------
among ACE CASH EXPRESS, INC., a Texas corporation (the "Borrower"), WELLS FARGO
                                                        --------
BANK (TEXAS), NATIONAL ASSOCIATION, a national banking association ("WFB"), as
                                                                     ---
Agent (WFB in such capacity, the "Agent"), and the lenders named in Schedules
                                                                    ---------
2.01 (a) and 2.01(b) hereto (collectively, together with all successors and
--------     -------
assigns, the "Lenders").
              -------
                               PRELIMINARY STATEMENTS

A. Borrower has requested that Lenders enter into certain financing arrangements with Borrower pursuant to which Lenders may make loans and provide other financial accommodations to Borrower; and
B. WFB and Lenders are willing to make such loans and provide such other financial accommodations on the terms and conditions set forth herein;
NOW, THEREFORE, in consideration of the premises herein contained and other good and valuable consideration, the sufficiency of which is hereby acknowledged, the parties hereto, intending to be legally bound, agree as follows:

                                     AGREEMENT

ARTICLE I.  DEFINITIONS

SECTION 1.01  Certain Defined Terms.  As used in this Agreement, the following
              ----------------------
terms shall have the meanings specified below (such meanings to be equally applicable to both the singular and plural of the terms defined):
"AAA" shall have the meaning set forth in Section 9.11(b) hereof.
----                                      --------------
"Acceptable Acquisition" shall mean (i) any acquisition by the Borrower of all
-----------------------
or substantially all of the business of, any business entity (whatever corporate form and whether accomplished as an asset acquisition or a stock purchase or acquisition of other forms of ownership interests) engaged in the same business or a substantially similar line of business, but only if (a) the purchase price of such acquisition (including the amount of Indebtedness of the business entity or of the seller or sellers assumed in connection therewith) is no more than five million dollars ($5,000,000) and (b) such business entity has either (I) positive EBITDA for the twelve (12) month period immediately preceding the proposed date of such acquisition or (II) positive Restated EBITDA for the twelve (12) month period immediately preceding the proposed date of such acquisition (as determined by Agent and Borrower) or (ii) any other acquisition approved by Required Lenders in their sole discretion.
"Adjusted LIBOR" shall mean, with respect to any Eurodollar Loan for any
---------------
Interest Period or to any Reference Rate Loan, an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of one percent (1%)) equal to the product of (a) the LIBOR in effect for such Interest Period, multiplied by
                                                                 -------------
(b) Statutory Reserves.  For purposes hereof, "Statutory Reserves" as used
                                              --------------------
above shall mean a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve percentages (including, without limitation, any marginal, special, emergency, or supplemental reserves) expressed as a decimal established by the Board and any other banking authority to which any Lender is subject with respect to the Adjusted LIBOR for Eurocurrency Liabilities (as defined in Regulation D). Such reserve percentages shall include, without limitation, those imposed under Regulation D. Eurodollar Loans and Reference Rate Loans shall be deemed to constitute Eurocurrency Liabilities and as such shall be deemed to be subject to such reserve requirements without benefit of or credit for proration, exceptions or offsets which may be available from time to time to any Lender under Regulation D. Statutory Reserves shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.
"Advance Term Loans" shall mean advances under the Advance Term Loan Commitment
--------------------
to the Borrower made pursuant to this Agreement.
"Advance Term Loan Commitment" shall mean, with respect to any Lender, the
------------------------------
Advance Term Loan Commitment of such Lender as set forth in Schedule 2.01(a)
                                                            ----------------
hereto, as the same may be terminated or reduced from time to time in accordance with the provisions of this Agreement.

"Advance Term Notes" shall mean the Advance Term Notes of the Borrower,
-------------------
executed and delivered as provided in Section 2.04 hereof, in substantially the
                                      ------------
form of Exhibit A hereto, as amended, modified or supplemented from time to
        ---------
time.
"Advance Term Loan Termination Date" shall mean the earlier to occur of (a) the
-----------------------------------
Scheduled Advance Term Loan Termination Date and (b) such date as the Advance Term Loan Commitment shall terminate, expire or be canceled in accordance with the terms of this Agreement.
"Affiliate" of any Person shall mean any other Person which, directly or
----------
indirectly, controls or is controlled by or is under common control with such Person and, without limiting the generality of the foregoing, includes (a) any Person which beneficially owns or holds ten percent (10%) or more of any class of voting securities of such Person or ten percent (10%) or more of the equity interest in such Person, (b) any Person of which such Person beneficially owns or holds ten percent (10%) or more of any class of voting securities or in which such Person beneficially owns or holds ten percent (10%) or more of the equity interest in such Person and (c) any director, officer or employee of such Person. For the purposes of this definition, the term "control" (including, with correlative meanings, the terms "controlled by" and "under common control with"), as used with respect to any Person, means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or by contract or otherwise.
"Agent" shall have the meaning assigned to such term in the preamble to this
------
Agreement, and any successor Agent appointed pursuant to the terms of this Agreement.
"Agreement" shall mean this Credit Agreement, as amended, modified, renewed or
----------
supplemented from time to time.
"Alternate Base Loan" shall mean a Loan based on the Alternate Base Rate in
--------------------
accordance with Article II hereof.
                ----------
"Alternate Base Rate" shall mean, for any day, a rate per annum (rounded
--------------------
upwards, if necessary, to the next 1/16 of one percent (1%)) equal to the greater of (a) the Prime Rate in effect on such day, or (b) the sum of the Federal Funds Effective Rate in effect on such day plus one-half of one percent (0.5%). For purposes hereof, "Prime Rate" shall mean the rate of interest per
                             ------------
annum publicly announced from time to time as its prime rate by Wells Fargo Bank, National Association at its headquarters in San Francisco, California. Such rate of interest is a fluctuating reference rate and may or may not at any time be the best or lowest rate charged by the Agent on any loan. The Agent may make loans at rates of interest at, above or below the Prime Rate.
"Federal Funds Effective Rate" shall mean, for any day, the weighted average of
-----------------------------
the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published on the next Succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for the day of such transactions received by the Agent from three (3) Federal funds brokers of recognized standing selected by it. If for any reason the Agent shall have determined (which determination shall be conclusive absent manifest error) that it is unable to ascertain the Federal Funds Effective Rate, for any reason, including, the inability or failure of the Agent to obtain sufficient quotations in accordance with the terms hereof, the Alternate Base Rate shall be determined without regard to clause (b) of the
                                                              ----------
first sentence of this definition, as appropriate, until the circumstances giving rise to such inability no longer exist. Any change in the Alternate Base Rate due to a change in the Prime Rate or the Federal Funds Effective Rate shall be effective on the effective date of such change in the Prime Rate or the Federal Funds Effective Rate, respectively.
"Amex" shall mean American Express Travel Related Services Company, Inc., a New
-----
York corporation, or any other Person to which that corporation has assigned all of its rights and obligations under the 1992 Master Agreement, as amended, with the Borrower (as permitted by that agreement).
"Amex Termination Date" shall have the meaning assigned to such term in Section
----------------------                                                  -------
2.06 hereof.
----
"Applicable Commitment Fee Percentage" shall mean, at any time the Commitment
-------------------------------------
Fee described in Section 2.06 hereof is to be paid, the following percentages
                 ------------
per annum applicable to the following Types of facilities, which percentages shall be multiplied by the Available Commitment Amount, as more fully described by Section 2.06:
   ------------

                    TYPE OF FACILITY                PERCENTAGE
                    ---------------------------     ----------
                    Revolving Credit Commitment        0.20%

                    Advance Term Loan Commitment       0.45%

"Applicable Lending Office" shall mean, with respect to each Lender, such
--------------------------
Lender's Domestic Lending Office in the case of an Alternate Base Loan and such Lender's Eurodollar Lending Office in the case of a Eurodollar Loan or Reference Rate Loan.
"Applicable Margin" shall mean the following percentages per annum applicable
------------------
to the following Types of facilities, which percentages shall be added to the applicable interest rates for purposes of calculating the interest rates payable to the Lenders, as more fully described by Section 2.05:
                                                   ------------
                                  ALTERNATE     ADJUSTED   REFERENCE
           TYPE OF FACILITY       BASE RATE       LIBOR       RATE
                                   MARGIN        MARGIN      MARGIN
           ----------------       ---------     --------   ---------
   Revolving Credit Commitment      0.00%          N/A        0.00%
   Advance Term Loan Commitment     0.25%         1.75%        N/A

    "Asset Sale" shall mean a sale of assets (other than a sale or other
     ----------
disposition of (i) obsolete or no-longer useful assets or (ii) the equity securities of any Subsidiary) by the Borrower or any of its Subsidiaries outside the ordinary course of business to an entity other than Borrower or a Subsidiary.
    "Asset Sale Limit" shall have the meaning set forth in Section 2.09(b)
     ----------------                                      ---------------
hereof.
"Assignment and Acceptance" shall mean an assignment and acceptance entered
---------------------------
into by a Lender and an assignee and accepted by the Agent and the Borrower, in substantially the form of Exhibit F annexed hereto.
                          ---------
"Available Commitment Amount" shall mean at any date of determination:  (i)
----------------------------
with respect to the Revolving Credit Commitment, the Total Revolving Credit Commitment, minus the average daily unpaid principal balance of the Revolving
            -----
Credit Loans since the later to occur of the Closing Date and the last date of payment of the Commitment Fee, as described in Section 2.06 hereof; and (ii)
                                               ------------
with respect to the Advance Term Loan Commitment, the Total Advance Term Loan Commitment, minus the average daily unpaid principal balance of the Advance
            -----
Term Loans since the later to occur of the Closing Date and the last date of payment of the Commitment Fee, as described in Section 2.06 hereof.
                                               ------------
"Board" shall mean the Board of Governors of the Federal Reserve System of the
-------
United States.
"Borrower" shall have the meaning assigned to such term in the preamble to this
----------
Agreement.
"Borrowing Base" shall mean the "Amount Available for Borrowing" on each
----------------
Borrowing Base Report, subject to verification by the Agent. The calculation of the Borrowing Base shall utilize the eligibility criteria, rates of advance, borrowing base factors and dollar ceilings for various components as are specified on Exhibit C hereto and incorporated herein by reference.
             ---------
"Borrowing Base Report" shall mean the Borrowing Base Report with respect to
-----------------------
Cash Holdings provided as Collateral to the Lenders by the Borrower and its Subsidiaries in the form of Exhibit C hereto.
                            ---------
"Borrowing Notice" shall have the meaning assigned to such term in Section 2.03
------------------                                                 ------------
hereof.
"Business Day" shall mean any day, other than a Saturday, Sunday or legal
--------------
holiday in the States of Texas and California on which banks are open for substantially all their banking business in Dallas and San Francisco, respectively; provided, however, if any determination of a "Business Day" shall
              --------  -------
relate to a Eurodollar Loan or a Reference Rate Loan, the term "Business Day" shall in addition exclude any day on which banks are not open for dealings in dollar deposits in the London interbank market.
"Capital Expenditures" shall mean capital expenditures as computed and
----------------------
calculated in accordance with GAAP, including, without limitation, the total principal portion of Capitalized Lease Obligations.
"Capitalized Lease" shall mean, with respect to any Person, any lease or any
-------------------
other agreement for the use of real and/or personal property which in accordance with GAAP should be capitalized on the lessee's or user's balance sheet.
"Capitalized Lease Obligation" shall mean an obligation to pay rent or other
------------------------------
amounts under any Capitalized Lease, and for purposes hereof the amount of such obligation shall be the capitalized amount thereof determined in accordance with GAAP.
"Cash Flow Coverage Ratio" shall mean (a) the total without duplication during
--------------------------
a specified twelve-month period of (i) EBITDA, minus (ii) Nondiscretionary
                                               -----
Capital Expenditures, minus (iii) Federal, state and local income
                      -----
                                       119
taxes actually paid, minus (iv) cash dividends paid, minus (v)  withdrawals,
                     -----                           -----
minus (vi) treasury stock purchased, divided by (b) the total without
-----                                ----------
duplication during the same specified twelve month period of (i)
Interest Expense, plus (ii) the current portion of all Capitalized Lease
                  ----
Obligations, plus (iii) the current portion of all long-term debt.
             ----
"Cash Holdings" shall mean Borrower's cash in the Borrower's stores, plus
---------------                                                      ----
Borrower's cash in the Borrower's depository accounts with WFB, plus Borrower's
                                                                ----
cash in the Borrower's depository accounts with Other Financial Institutions, plus the amount of items of the Borrower in clearing at WFB and at Other
----
Financial Institutions, plus cash of the Borrower in transit with armored
                        ----
couriers.
"Change in Control" shall mean any event or occurrence by which any Person
-------------------
acquires or any group of Persons acquire, whether directly, indirectly or beneficially, a majority of the voting equity securities of the Borrower (regardless of whether such securities are acquired in a single transaction or a series of related transactions).
"Closing Date" shall mean the date of this Agreement.
--------------
"Code" shall mean the Internal Revenue Code of 1986, as amended from time to
------
time, or any successor Federal tax code, and any reference to any statutory provision shall be deemed to be a reference to any successor provision or provisions.
"Collateral" shall mean all assets, tangible or intangible, real, personal or
------------
mixed, including, without limitation, all Cash Holdings, accounts receivable, patents, trademarks, service marks, all other intellectual property, all software whether purchased by or developed by the Borrower or any of its Significant Subsidiaries, general intangibles, furniture and equipment of the Borrower and its Significant Subsidiaries, and all partnership interests, capital stock or equity securities of each Subsidiary of the Borrower, but excluding any assets held by Borrower for the benefit of non-Affiliates in which no security interest or other Lien may be granted.
"Collateral Trust Agreement" shall mean that certain Amended and Restated
----------------------------
Collateral Trust Agreement dated as of the date hereof by and among the Borrower, the Agent, Principal Mutual Life Insurance Company, Travelers Express Company, Inc. and Wilmington Trust Company substantially in the form of Exhibit
                                                                        ------
K attached hereto.
-
"Collateral Trustee" shall mean the trustee pursuant to the Collateral Trust
--------------------
Agreement.
"Commitment" shall mean, with respect to each Lender, the sum of (a) the
------------
Advance Term Loan Commitment of such Lender, plus (b) the Revolving Credit
                                             ----
Commitment of such Lender, as each may be terminated or reduced from time to time in accordance with the provisions of this Agreement.
"Commitment Fee" shall have the meaning set forth in Section 2.06 hereof.
----------------                                     ------------
"Compliance Certificate" shall mean the Financial Covenant and Compliance
------------------------
Certificate with respect to financial and other covenants set forth in this Agreement provided to the Lenders by the Borrower in the form of Exhibit D
                                                                 ---------
hereto.
"Consolidated" shall mean, in respect of any Person, as applied to any
--------------
financial or accounting term, such term determined on a consolidated basis in accordance with GAAP (except as otherwise required herein) for the Person and all consolidated Subsidiaries thereof.
"Credit Documents" shall mean collectively, this Agreement, the Notes, the
------------------
Letters of Credit, the Guaranty Agreements, the Security Documents, all other agreements, documents and instruments and other writings contemplated by this Agreement, all assignments, deeds, guaranties, pledges, instruments, certificates and agreements now or hereafter executed or delivered to any Lender pursuant to any of the foregoing, and all amendments, modifications, renewals, extensions, increases and rearrangements of, and substitutions for, any of the foregoing.
"Credit Event" shall mean each borrowing and each issuance of a Letter of
--------------
Credit hereunder.
"Credit Transactions" shall mean the execution, delivery and performance by the
---------------------
Borrower and each Guarantor of the Credit Documents to which it is a party, the borrowings and the issuance of Letters of Credit hereunder, and the execution and delivery by the Borrower of the Notes.
"Custodial Agreement" shall mean the agreement between and among the Collateral
---------------------
Trustee, the Borrower and an armored car carrier in substantially the form required by the Collateral Trust Agreement.
"Debt to Cash Flow Ratio" shall mean, with respect to any Person at any date of
-------------------------
determination, the ratio of (a) the Funded Indebtedness of such Person to (b) the EBITDA of such Person for the twelve month period preceding such date of determination.
"Default" shall mean any condition, act or event which, with notice or lapse of
---------
time or both, would constitute an Event of Default.

"Deferred Payment Obligations" shall mean the amount of the Borrower's (or any
-----------------------------
of the Borrower's Subsidiaries') obligations to make payments to sellers of either stock or assets pursuant to an Acceptable Acquisition, in periods subsequent to the closing of such acquisition.
"Dispute" shall have the meaning set forth in Section 9.11(a) hereof.
---------                                     ---------------
"Dollars", "dollars" or the symbol "$" shall mean dollars in lawful currency of
---------  ---------                -
the United States of America.
"Domestic Lending Office" shall mean, with respect to any Lender, the office of
------------------------
such Lender specified as its "Domestic Lending Office" opposite its name in
Schedule 2.02(a) annexed hereto, or such other office of such Lender as such
---------------
Lender may from time to time specify to the Borrower and the Agent.
"EBITDA" shall mean with respect to any Person for any period of determination,
-------
the sum of (a) Net Income for such Person, plus (b) Interest Expense deducted
                                           ----
in arriving at such Net Income, plus (c) Federal, state and local income taxes
                                ----
deducted in arriving at such Net Income, plus (d) depreciation, amortization and
                                         ----
other non-cash charges deducted in arriving at such Net Income as computed and calculated in accordance with GAAP, minus (e) extraordinary gains computed and
                                    -----
calculated in accordance with GAAP.
"Environmental Legislation" shall have the meaning assigned to such term in
---------------------------
Section 5.12 hereof.
------------
"ERISA" shall mean the Employee Retirement Income Security Act of 1974, as
-------
amended, and the rules and regulations promulgated thereunder, as in effect from time to time.
"ERISA Affiliate" shall mean any trade or business (whether or not
----------------
incorporated) which would be treated together with the Borrower or any Subsidiary of the Borrower, as a single employer under the provisions of Title
I or Title IV of ERISA.
"Eurodollar Lending Office" shall mean, with respect to any Lender, the office
--------------------------
of such Lender specified as its "Eurodollar Lending Office" opposite its name in Schedule 2.02(b) annexed hereto (or, if no such office is specified, its
   ----------------
Domestic Lending Office), or such other office of such Lender as such Lender may from time to time specify to the Borrower and the Agent.
"Eurodollar Loan" shall mean an Advance Term Loan based on the Adjusted LIBOR
-----------------
in accordance with Article II hereof.
                   ----------
"Event of Default" shall have the meaning assigned to such term in Article VII
------------------                                                 -----------
hereof.
"Excess Cash Flow" shall mean with respect to the Borrower for each Fiscal
------------------
Year, the difference between (a) EBITDA for such Fiscal Year minus (b) Capital
                                                             -----
Expenditures made during such Fiscal Year minus (c) cash dividends paid during
                                          -----
such Fiscal Year minus (d) local, state and federal taxes paid during such
                 -----
Fiscal Year minus (e) Interest Expense accrued during such Fiscal Year minus
            -----                                                      -----
(f) scheduled maturities of long-term and short-term debt, including any Revolving Credit Loans, for the succeeding Fiscal Year minus (g) mandatory
                                                       -----
prepayments paid during such Fiscal Year pursuant to the terms of Section
                                                                  -------
2.09(b) hereof.
-------
"Final Maturity Date" shall mean the fifth (5th) anniversary of the Closing
--------------------
Date.
"Fiscal Year" shall mean the fiscal year of the Borrower and its Subsidiaries
-------------
for accounting purposes as designated by the Borrower to the Agent from time to time.
"Fixed Charge Coverage Ratio" shall mean, with respect to any Person, the ratio
-----------------------------
of (a) EBITDA of such Person, minus Nondiscretionary Capital Expenditures of
                              -----
such Person, plus rent expenses of such Person, all for the twelve-month period
             ----
preceding such date of determination to (b) Interest Expense of such Person, plus rent expenses of such Person, all for the twelve-month period preceding
----
such date of determination.
"Funded Indebtedness" shall mean and include, as of any date of determination
---------------------
(without duplication) (a) all obligations of the Borrower and its Subsidiaries for borrowed money, including but not limited to bank debt, senior notes and subordinated debt, (b) all obligations of the Borrower and its Subsidiaries evidenced by bonds, debentures, notes or similar instruments (excluding
Deferred Payment Obligations which are unsecured and in an amount not to exceed $2,000,000 in the aggregate outstanding at any time), (c) all obligations of the Borrower and its Subsidiaries upon which interest charges are customarily paid, (d) all contingent obligations of the Borrower and its Subsidiaries, (e) all Capitalized Lease Obligations of the Borrower and its Subsidiaries, (f) all outstanding letters of credit issued for the account of the Borrower and its Subsidiaries, but shall exclude outstanding amounts under the Revolving Credit Commitment and current accounts payable arising in the ordinary course of business.
"GAAP" shall have the meaning assigned to such term in Section 1.02 hereof.
------                                                 ------------
"Guarantee" shall mean any obligation, contingent or otherwise, of any Person
-----------
guaranteeing or having the economic effect of guaranteeing any Indebtedness or obligation of any other Person in any manner, whether directly or indirectly, and shall include, without limitation, any obligation of such Person, direct or indirect, (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or obligation or to purchase (or to advance or supply funds for the purchase of) any security for the payment of such Indebtedness, (b) to purchase property, securities or services for the purpose of assuring the owner of such Indebtedness of the payment of such Indebtedness, or (c) to maintain working capital, equity capital, available cash or other financial statement condition of the primary obligor so as to enable the primary obligor to pay such Indebtedness; provided,
                                                                      --------
however, that the term "Guarantee" shall not include endorsements for
-------
collection or deposit, in either case in the ordinary course of business, or any payment obligation for Borrower's customers arising from Borrower's consumer retail financial services (such as third-party bill payment receipts and remittances, money-transfer services, or money-order sales).
"Guarantor" shall mean, individually and collectively, each Person who
----------
guaranties the Obligations, including, without limitation, each Subsidiary of the Borrower which is or becomes a guarantor of the Obligations on or after the date hereof.
"Guaranty Agreements" shall mean the guaranty agreements executed by each
--------------------
Guarantor substantially in the form of Exhibit G hereto.
                                       ---------
"Indebtedness" shall mean and include, with respect to any Person, at any date
--------------
of determination (without duplication) (a) all obligations of such Person for borrowed money or with respect to deposits or advances of any kind, (b) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments, (c) all obligations of such Person upon which interest charges are customarily paid, (d) all obligations of such Person under conditional sale or other title retention agreements relating to property purchased by such Person,
(e) all obligations of such Person issued or assumed as the deferred purchase price of property or services, (f) all Indebtedness of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on property owned or acquired by such Person, whether or not the obligations secured thereby have been assumed, (g) all Guarantees by such Person of Indebtedness of others, (h) all Capitalized Lease Obligations of such Person, (i) all obligations of such Person in respect of interest rate protection agreements, foreign currency exchange agreements or other interest or exchange rate hedging arrangements and (j) all obligations of such Person as an account party in respect of letters of credit and bankers' acceptances, but shall exclude current accounts payable arising in the ordinary course of business. The Indebtedness of any Person shall include the Indebtedness of any partnership in which such Person is a general partner. "Indemnitees" shall have the meaning assigned to such term in Section 9.04(b)
-------------                                                 ---------------
hereof.
"Information" shall have the meaning assigned to such term in Section 9.14
-------------                                                 ------------
hereof.
"Interest Expense" shall mean, with respect to any Person for any period, the
------------------
interest expense of such Person during such period determined in accordance with GAAP.
"Interest Payment Date" shall mean (a) with respect to any Alternate Base Loan,
-----------------------
(i) the last Business Day of each month commencing on the month following the first Credit Event Closing Date and (ii) (x) with respect to any Advance Term Loan that is an Alternate Base Loan, the Final Maturity Date and (y) with respect to any Revolving Credit Loan that is an Alternate Base Loan, the Revolving Credit Termination Date, and (b) with respect to any Eurodollar Loan or Reference Rate Loan, (i) the last day of the Interest Period applicable thereto, and, in addition, in respect of any Eurodollar Loan of more than three
(3) months' duration, each earlier day which is three (3) months after the first day of such Interest Period and (ii) (x) with respect to any Advance Term Loan that is a Eurodollar Loan, the Final Maturity Date and (y) with respect to any Revolving Credit Loan that is a Reference Rate Loan, the Revolving Credit Termination Date.
"Interest Period" shall mean, as to any (i) Eurodollar Loan, the period
-----------------
commencing on the date of such Eurodollar Loan and ending on the numerically corresponding day (or, if there is no numerically corresponding day, on the last day) in the calendar month that is one (1), two (2), three (3) or six (6) months thereafter, as the Borrower may elect with respect to its Eurodollar Loans; and (ii) Reference Rate Loan, the period commencing on the date of such Reference Rate Loan and ending on the numerically corresponding day (or, if there is no numerically corresponding day, on the last day) in the calendar month that is one (1) month thereafter; provided, however, that (a) if an
                                        --------  -------
Interest Period would end on a day that is not a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day, (b) no Interest
                                       122

Period shall (i) with respect to a Revolving Credit Loan, end later than the Revolving Credit Termination Date, and (ii) with respect to an Advance Term Loan, end later than the Final Maturity Date and (c) interest shall accrue from and including the first day of an Interest Period to but excluding the last day of such Interest Period.
"Investment" shall have the meaning assigned to such term in Section 6.19
------------                                                 ------------
hereof.
"Lenders" shall have the meaning assigned to such term in the preamble to this
---------
Agreement.
"Letter of Credit" shall have the meaning assigned to such term in Section 2.18
------------------                                                 ------------
hereof.
"LIBOR" shall mean, with respect to any Eurodollar Loan for any Interest Period
-------
or for any Reference Rate Loan, an interest rate per annum (rounded upwards, if necessary, to the next one-sixteenth (1/16) of one percent (1%)) determined by the Agent to be equal to the London Interbank Offered Rate for such Eurodollar Loan or Reference Rate Loan for such Interest Period set at 11:00 a.m. London time two (2) Business Days prior to the beginning of such Interest Period. "Lien" shall mean, with respect to any asset, (a) any mortgage, lien, pledge,
------
encumbrance, charge or security interest in or on such asset, (b) the interest of a vendor or a lessor under any conditional sale agreement, Capitalized Lease or other title retention agreement relating to such asset, (c) in the case of securities, any purchase option, call or similar right of a third party with respect to such securities or (d) any other right of or arrangement with any creditor to have such creditor's claim satisfied out of such assets, or the proceeds therefrom, prior to the general creditors of the owner thereof. "Liquid Investments" shall mean:
--------------------
(a) direct obligations of, or obligations the principal of and interest on which are guaranteed or insured by, the United States of America or any agency or instrumentality thereof;
(b) (i) negotiable or nonnegotiable certificates of deposit, time deposits, bankers' acceptances or other similar banking arrangements maturing within twelve (12) months from the date of acquisition thereof ("bank debt securities"), issued by (A) any Lender or any Affiliate of Lender or (B) any other foreign or domestic bank, trust company or financial institution which has a combined capital surplus and undivided profit of not less than $100,000,000 or the dollar equivalent thereof, if at the time of deposit or purchase, such bank debt securities are rated not less than "BB" (or the then equivalent) by the rating service of Standard & Poor's Corporation or of Moody's Investors Service, (ii) commercial paper issued by any Person if at the time of purchase such commercial paper is rated not less than "A-2" (or the then equivalent) by the rating service of Standard & Poor's Corporation or not less than "P-2" (or the then equivalent) by the rating service of Moody's Investors Service, or upon the discontinuance of both of such services, such other nationally recognized rating service or services, as the case may be, as shall be selected by the Borrower, (iii) debt or other securities issued by (A) any Lender or Affiliate of any Lender or (B) or any other Person, if at the time of purchase such Person's debt or equity securities are rated not less than "BB" (or the then equivalent) by the rating service of Standard & Poor's Corporation or of Moody's Investors Service, or upon the discontinuance of both such services, such other nationally recognized rating service or services, as the case may be, as shall be selected by the Borrower and (iv) marketable securities of a class registered pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, as amended;
(c)  repurchase agreements relating to investments described in clauses (a) and
                                                                -----------
(b) above with a market value at least equal to the consideration paid in
---
connection therewith, with any Person who has a combined capital surplus and undivided profit of not less than $100,000,000 or the dollar equivalent thereof, if at the time of entering into such agreement the debt securities of such Person are rated not less than "BBB" (or the then equivalent) by the rating service of Standard & Poor's Corporation or of Moody's Investors Service, or upon the discontinuance of both such services, such other nationally recognized rating service or services, as the case may be, as shall be selected by the Borrower; and
(d) shares of any mutual fund registered under the Investment Company Act of 1940, as amended, which invests solely in underlying securities of the types described in clauses (a), (b) and (c) above.
             ------------ ---     ---
"Loan" shall mean any Advance Term Loan, any Revolving Credit Loan or any
------
Swingline Loan.
"Margin Stock" shall have the meaning assigned to such term in Regulation U.
--------------
"Material Adverse Effect" shall mean (a) a material adverse effect upon the
-------------------------
Collateral or the business, operations, financial condition or prospects of the Borrower and its Subsidiaries taken as a whole or (b) the impairment of the ability of Borrower or any of its Subsidiaries to perform its obligations under this Agreement or any other Credit Document or of the Lenders to enforce or collect any of the Indebtedness of the Borrower or any Guarantor owed to the Lenders pursuant to the Credit Documents. In determining whether any individual event would result in a Material Adverse Effect, notwithstanding that such event does not of itself have such effect, a Material Adverse Effect shall be deemed to have occurred if the cumulative effect of such event and all other then existing events would result in a Material Adverse Effect.
"Money Order Agreement" shall mean that certain money order agreement between
-----------------------
the Borrower and Travelers Express Company, Inc., dated April 16, 1998. "Multiemployer Plan" shall mean a "multiemployer plan" as defined in Section
--------------------
4001(a)(3) of ERISA.
"Net Income" shall mean, with respect to any Person for any period, the
------------
aggregate income (or loss) of such Person for such period which shall be an amount equal to (a) net revenues and other items of income for such Person less
                                                                           ----
(b) the aggregate for such Person of any and all items that are treated as expenses under GAAP, less (c) Federal, state and local income taxes, but
                     ----
excluding any extraordinary gains or losses or any gains or losses from the sale or disposition of assets other than in the ordinary course of business, all computed and calculated in accordance with GAAP.
"Net Worth" shall mean, with respect to any Person at any date of
-----------
determination, the sum of (a) the total amount of capital stock, including preferred stock, of such Person, plus (b) the paid-in-capital of such Person,
                                 ----
plus (c) the retained earnings of such Person, minus (d) the treasury stock of
----                                           -----
such Person, all calculated in accordance with GAAP.
"Nondiscretionary Capital Expenditures" shall mean Capital Expenditures not to
---------------------------------------
exceed, during any fiscal year, a maximum aggregate amount of two thousand dollars ($2,000) per store of Borrower and its Subsidiaries, which amount (i) may be increased or decreased at the Agent's reasonable discretion and (ii) shall be increased or decreased by the Agent at the reasonable direction of the Required Lenders.
"Note Purchase Agreement" shall mean that certain Note Purchase Agreement
-------------------------
between the Borrower and Principal Mutual Life Insurance Company dated November 15, 1996.
"Notes" shall mean the Advance Term Notes and the Revolving Credit Notes of the
-------
Borrower, executed and delivered as provided in Section 2.04 hereof, and the
                                                ------------
Swingline Notes, if any, executed and delivered as provided in Section 2.17
                                                               ------------
hereof.
"Obligations" shall mean all obligations, liabilities and indebtedness of each
-------------
of the Borrower and the Guarantors to the Lenders and the Agent arising under or in connection with this Agreement or any other document or instrument executed in connection herewith, whether now existing or hereafter created, direct or indirect, due or not, including without limitation all of their respective obligations, liabilities and indebtedness with respect to the principal of and interest on the Revolving Credit Loans, the Advance Term Loans, drawings under any Letter of Credit, and the payment or performance of all other obligations, liabilities, and indebtedness owed by any of them to the Lenders and the Agent hereunder or under any one or more documents or instruments executed and delivered in connection herewith or with any Letter of Credit, including without limitation all fees, costs, expenses and indemnity obligations hereunder and thereunder.
"Operating Lease" shall mean any lease or other agreement for the use of real
-----------------
or personal property which at any time provided for a term or other period of duration (including any fixed term or period subject to an existing option, whether or not such option had yet been exercised) of more than twelve (12) months, other than a Capitalized Lease.
"Other Financial Institutions" shall mean any financial institution other than
------------------------------
WFB.
"Other Taxes" shall have the meaning assigned to such term in Section 2.15(b)
-------------                                                 ---------------
hereof.
"PBGC" shall mean the Pension Benefit Guaranty Corporation.
------
"Pension Plan" shall mean any Plan which is subject to the provisions of Title
--------------
IV of ERISA (other than any Multiemployer Plan).
"Person" shall mean any natural Person, corporation, business trust,
--------
association, company, joint venture, partnership or government or any agency or political subdivision thereof.
"Plan" shall mean any employee benefit plan within the meaning of Section 3(3)
------
of ERISA and which is maintained (in whole or in part) for employees of the Borrower, any Subsidiary thereof or any ERISA Affiliate.
"Reference Rate" shall mean, with respect to any Reference Rate Loan, an
----------------
interest rate per annum (rounded upwards, if necessary, to the next 1/16 of one percent (1%)) then in effect equal to the Adjusted LIBOR applicable to an Interest Period of one (1) month plus three quarters of one percent (0.75%). Such Reference
                                       124

Rate shall be reset on the first (1st) and fifteenth (15th) day of each calendar month or on the next Business Day thereafter.
"Reference Rate Loan" shall mean a Revolving Credit Loan based on the Reference
---------------------
Rate in accordance with Article II hereof.
                        ----------
"Register" shall have the meaning assigned to such term in Section 9.03(e)
----------                                                 ---------------
hereof.
"Regulation D" shall mean Regulation D of the Board, as the same is from time
--------------
to time in effect, and all official rulings and interpretations thereunder or thereof.
"Regulation G" shall mean Regulation G of the Board, as the same is from time
--------------
to time in effect, and all official rulings and interpretations thereunder or thereof.
"Regulation T" shall mean Regulation T of the Board, as the same is from time
--------------
to time in effect, and all official rulings and interpretations thereunder or thereof.
"Regulation U" shall mean Regulation U of the Board, as the same is from time
--------------
to time in effect, and all official rulings and interpretations thereunder or thereof.
"Regulation X" shall mean Regulation X of the Board, as the same is from time
--------------
to time in effect, and all official rulings and interpretations thereunder or thereof.
"Remedial Work" shall have the meaning assigned to such term in Section 5.12(b)
---------------                                                 ---------------
hereof.
"Repayment Date" shall have the meaning assigned to such term in Section
----------------                                                 -------
2.04(c) hereof.
-------
"Reportable Event" shall mean a Reportable Event as defined in Section 4043(c)
------------------
of ERISA.
"Required Lenders" shall mean at any time (a) two (2) or more Lenders holding
------------------
at least sixty-six and two-thirds percent (66.67%) of the then aggregate unpaid principal amount of the Notes, or (b) if no such principal amount is then outstanding, two (2) or more Lenders having at least sixty-six and two-thirds percent (66.67%) of the Total Commitment.
"Responsible Officer" shall mean, with respect to any Person other than the
---------------------
Borrower, such Person's president, chairman, senior vice president, vice president, chief financial officer or treasurer and shall mean with respect to the Borrower, its chief executive officer, its chief financial officer, its senior vice president-operations, and its controller.
"Restated EBITDA" shall mean, with respect to any business entity, such
-----------------
entity's actual EBITDA restated to substitute, in lieu of actual expenses deducted in determining such actual EBITDA, expenses that are, in the judgment of Agent and Borrower, contractually controllable by Borrower (e.g., officer or employee compensation, bank and/or depository fees, courier fees and other similar expense items).
"Revolving Credit Commitment" shall mean, with respect to any Lender, the
-----------------------------
Revolving Credit Commitment of such Lender as set forth in Schedule 2.01(b)
                                                           ----------------
annexed hereto, as the same may be terminated or reduced from time to time in accordance with the provisions of this Agreement.
"Revolving Credit Loan" shall mean a Revolving Credit Loan made pursuant to
-----------------------
this Agreement.
"Revolving Credit Notes" shall mean the Revolving Credit Notes of the Borrower,
------------------------
executed and delivered as provided in Section 2.04 hereof, in substantially the
                                      ------------
form of Exhibit B annexed hereto, as amended, modified or supplemented from
        ---------
time to time.
"Revolving Credit Termination Date" shall mean the earlier to occur of (a)
-----------------------------------
three hundred sixty-four (364) days after the Closing Date and (b) such date as the Revolving Credit Loans shall otherwise be payable in full and the Revolving Credit Commitment shall terminate, expire or be canceled in accordance with the terms of this Agreement.
"Scheduled Advance Term Loan Termination Date" shall mean the first anniversary
----------------------------------------------
of the Closing Date.
"Security Documents" shall mean individually and collectively, the security
--------------------
agreements substantially in the form of Exhibit H hereto executed by the
                                        ---------
Borrower and each Guarantor, the stock pledge agreements substantially in the form of Exhibit I hereto executed by the Borrower and each Guarantor, all other
        ---------
assignments, deeds, pledges, financing statements and other documents executed or delivered to any Lender in connection with granting of a Lien in the Collateral in favor of Agent or the Collateral Trustee, and all amendments, modifications, renewals, extensions, increases, rearrangements of, and substitutions for the foregoing.
"Senior Secured Notes" shall mean those certain 9.03% Senior Secured Notes due
----------------------
November 15, 2003 by the Borrower payable to Principal Mutual Life Insurance Company in the aggregate principal amount of twenty million dollars ($20,000,000).
                                       125

"Significant Subsidiary" shall have the meaning given such term by 17 CFR
------------------------
Section 210.1-02(w) (Rule 1-02(w) of Regulation S-X of the Securities and Exchange Commission).
"Subsidiary" shall mean, with respect to any Person, any corporation,
------------
association or other business entity in which said Person or one or more Subsidiaries of said Person owns or controls, directly or indirectly, securities or other ownership interests representing more than fifty percent (50%) of the ordinary voting power. As used in this Agreement with respect to the Borrower, the term "Subsidiary" shall include all direct and indirect Subsidiaries of the Borrower.
"Subsidiary's Cash Holdings" shall mean, with respect to a Subsidiary of the
----------------------------
Borrower, Subsidiary's cash in such Subsidiary's stores, plus Subsidiary's cash
                                                         ----
in such Subsidiary's depository accounts with WFB, plus Subsidiary's cash in
                                                   ----
such Subsidiary's depository accounts with Other Financial Institutions, plus
                                                                         ----
the amount of items of such Subsidiary in clearing at WFB and at Other Financial Institutions, plus cash of such Subsidiary in transit with armored couriers.
"Swingline Loan" shall mean any Loan made to Borrower by WFB pursuant to
----------------
Section 2.17 of this Agreement.
------------
"Swingline Note" shall mean any Swingline Note of the Borrower, executed and
----------------
delivered as provided in Section 2.17 hereof, in substantially the form of
                         ------------
Exhibit L hereto, as amended, modified or supplemented from time to time.
---------
"Taxes" shall have the meaning assigned to such term in Section 2.15(a) hereof.
-------                                                 ---------------
"Total Advance Term Loan Commitment" shall mean the sum of the Lenders' Advance
------------------------------------
Term Loan Commitments, as the same may be terminated or reduced from time to time in accordance with the provisions of this Agreement.
"Total Commitment" shall mean the sum of the Lenders' Total Advance Term Loan
------------------
Commitment and Total Revolving Credit Commitment, as the same may be terminated or reduced from time to time in accordance with the provisions of this Agreement.
"Total Letter of Credit Exposure" shall mean at any time the sum of (a) the
---------------------------------
aggregate undrawn amount of all outstanding Letters of Credit and (b) the aggregate amount of all drawings under Letters of Credit for which WFB shall not have been reimbursed as provided in Section 2.18 hereof.
                                        ------------
"Total Revolving Credit Commitment" shall mean the sum of the Lenders'
-----------------------------------
Revolving Credit Commitments, as the same may be terminated or reduced from time to time in accordance with the provisions of this Agreement.
"Type" shall refer to whether a Loan is an Alternate Base Loan, Reference Rate
------
Loan or Eurodollar Loan each of which constitutes a Type of Loan.
"WFB" shall have the meaning assigned to such term in the preamble to this
-----
Agreement.
SECTION 1.02.  Accounting Terms.  Unless otherwise expressly provided herein,
               -----------------
each accounting term used herein shall have the meaning given it under generally accepted accounting principles in effect from time to time in the United States applied on a basis consistent with those used in preparing the financial statements referred to in Section 5.05 hereof ("GAAP"). If
                                    ------------          ----
subsequent to the date hereof, the accounting principles under GAAP are changed and as a result of such change the calculation of any financial covenant set forth herein is affected, the Lenders and the Borrower hereby agree to amend such financial covenants in such a manner as to make such financial covenants consistent with the financial covenants in effect hereunder prior to such change in accounting principles and, until such amendment is effected, such financial covenants shall be calculated from financial statements of the Borrower adjusted to reflect the accounting principles followed by the Borrower prior to such change in accounting principles.
SECTION 1.03.  Miscellaneous.  The words "hereof", "herein" and "hereunder" and
               -------------
words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and Article, Section, Schedule and Exhibit references are to Articles and Sections of and Schedules and Exhibits to this Agreement, unless otherwise specified.

ARTICLE II.       THE LOANS

SECTION 2.01.  Advance Term Loan Commitments and Revolving Credit Commitments.
               --------------------------------------------------------------
(a) Subject to the terms and conditions and relying upon the representations and warranties herein set forth, each Lender, severally and not jointly, agrees to make Advance Term Loans to the Borrower, at any time and from time to time from the Amex Termination Date to the Advance Term Loan Termination Date, in an aggregate principal amount not to exceed the amount of such Lender's Advance Term Loan Commitment set
                                       126
forth opposite its name in Schedule 2.01(a) hereto.  The Borrower shall not
                           ----------------
have the right to borrow, repay and reborrow Advance Term Loans.
(b) Subject to the terms and conditions and relying upon the representations and warranties herein set forth, each Lender, severally and not jointly, agrees to make Revolving Credit Loans to the Borrower, at any time and from time to time, the Borrower having the right to borrow, repay and reborrow, from the Amex Termination Date to the Revolving Credit Termination Date, in an aggregate principal amount at any time outstanding not to exceed the amount of such Lender's Revolving Credit Commitment set forth opposite its name in Schedule
                                                                    --------
2.01(b) hereto.  Notwithstanding the foregoing, at no time shall the sum of the
------
aggregate principal amount of Revolving Credit Loans outstanding exceed the Borrowing Base then in effect. If the unpaid amount of the Revolving Credit Loans at any time exceeds the Borrowing Base then in effect, Borrower shall make a paydown on the Revolving Credit Loans in an amount sufficient to reduce the unpaid balance of the Revolving Credit Loans to an amount no greater than the Borrowing Base. Such mandatory paydown shall be accompanied by all accrued and unpaid interest on the amount prepaid.

SECTION 2.02.  Loans.
               -----
(a) Each Alternate Base Loan and each Reference Rate Loan made by the Lenders on any date shall not be less than one million dollars ($1,000,000) and in integral multiples of one hundred thousand dollars ($100,000). Each Eurodollar Loan made by the Lenders on any date shall not be less than three million dollars ($3,000,000) and in integral multiples of one million dollars ($1,000,000).
(b) Loans shall be made ratably by the Lenders in accordance with their respective Advance Term Loan Commitment or Revolving Credit Commitment, as the case may be; provided, however, that the failure of any Lender to make any Loan
             --------  -------
shall not in itself relieve any other Lender of its obligation to lend hereunder. All Advance Term Loans shall be made by the Lenders against delivery to each Lender of one (1) Advance Term Note, payable to the order of such Lender, as referred to in Section 2.04 hereof. All Revolving Credit Loans
                               ------------
shall be made by the Lenders against delivery to each Lender of one (1) Revolving Credit Note, payable to the order of such Lender, as referred to in
Section 2.04 hereof.
------------
(c) Each Loan shall be either an Alternate Base Loan, a Eurodollar Loan or a Reference Rate Loan as the Borrower may request in accordance with the provisions of this Agreement. Each Lender may fulfill its obligations under this Agreement by causing its Applicable Lending Office to make such Loan. Not more than seven (7) Eurodollar Loans may be outstanding at any one time.
(d)  Subject to the provisions of paragraph (e) below, each Lender shall make
                                  -------------
its Advance Term Loan and Revolving Credit Loan on the proposed dates thereof by paying the amount required to the Agent at its office set forth in Section
                                                                      -------
9.01 hereof in immediately available funds not later than 11:00 a.m., San
----
Francisco, California time, and the Agent shall promptly credit the amounts so received to the general deposit account of the Borrower with the Agent in immediately available funds or, if Loans are not to be made on such date because any condition precedent to a borrowing herein specified is not met, return the amounts so received to the respective Lenders.
(e) The Borrower shall have the right at any time upon prior irrevocable written or facsimile notice (promptly confirmed in writing) to the Agent given in the manner and at the times specified in Section 2.03 hereof with respect to
                                            ------------
the Loans into which conversion or continuation is to be made, to convert all or any portion of Eurodollar Loans or Reference Rate Loans into Alternate Base Loans, to convert all or any portion of Alternate Base Loans into Eurodollar Loans (specifying the Interest Period to be applicable thereto) (if such Alternate Base Loan to be converted is an Advance Term Loan) or Reference Rate Loan (if such Alternate Base Loan to be converted is a Revolving Credit Loan), to convert the Interest Period with respect to all or any portion of any Eurodollar Loans to another permissible Interest Period, and to continue all or any portion of any Loans into a subsequent Interest Period of the same duration, subject to (x) the terms and conditions of this Agreement (including with respect to the conversion of Alternate Base Loans into Eurodollar Loans or Reference Rate Loans, the last sentence of Section 2.02(c) hereof) and (y) the
                                           ---------------             ---
following:
(i) in the case of a conversion or continuation of fewer than all the Loans made to the Borrower, the aggregate principal amount of Loans converted or continued shall be an integral multiple of one million dollars ($1,000,000);
(ii) accrued interest on a Loan (or portion thereof) being converted or continued shall be paid by the Borrower at the time of conversion or continuation (but only with respect to the portion thereof being so converted or continued);
                                       127

(iii) if any Eurodollar Loan is converted at any time other than the end of an Interest Period applicable thereto, the Borrower shall make such payments associated therewith as are required pursuant to Section 2.12 hereof,
                                                 ------------
(iv)  any portion of an Advance Term Loan which is a Eurodollar Loan required to be paid on any Repayment Date occurring less than one (1) month after the end of the then current Interest Period applicable to such Loan, may not be converted into, or continued as, a Eurodollar Loan and shall be automatically converted at the end of such Interest Period into an Alternate Base Loan;
(v)  the representations and warranties set forth in Article III hereof and in
                                                     -----------
any documents delivered in connection herewith shall be true and correct in all material respects with the same effect as though made on and as of such date (except insofar as such representations and warranties relate expressly to an earlier date); and
(vi)  no Default or Event of Default shall have occurred and be continuing.
The Interest Period applicable to any Eurodollar Loan resulting from a conversion shall be specified by the Borrower in the irrevocable notice of conversion delivered pursuant to this Section 2.02; provided, however, that if
                                      ------------  --------  -------
no such Interest Period shall be specified, the Borrower shall be deemed to have selected an Interest Period of one (1) month's duration. If the Borrower shall not have given timely notice to continue any Eurodollar Loan into a subsequent Interest Period (and shall not otherwise have given notice to convert such Loan), such Loan (unless repaid or required to be repaid pursuant to the terms hereof) shall automatically be converted into an Alternate Base
Loan.  The Agent shall promptly advise the Lenders of any notice given pursuant to this Section 2.02 and of each Lender's portion of the continuation or
        ------------
conversion hereunder.
SECTION 2.03.  Notice of Loans.  The Borrower shall give the Agent irrevocable
               ---------------
written or facsimile notice (promptly confirmed in writing) of each borrowing to be made by the Borrower (including, without limitation, a conversion as permitted by Section 2.02(e) hereof) not later than (i) 8:00 a.m., San
             ---------------
Francisco, California time, the Business Day of a proposed Revolving Credit
Loan consisting of a Reference Rate Loan borrowing or any Reference Rate Loan conversion, (ii) 8:00 a.m., San Francisco, California time, the Business Day of a proposed Revolving Credit Loan consisting of an Alternate Base Loan borrowing or any Alternate Base Loan conversion, (iii) 8:00 a.m., San Francisco,
California time, three (3) Business Days before a proposed Advance Term Loan borrowing consisting of a Eurodollar Loan borrowing or any Eurodollar Loan conversion and (iv) 8:00 a.m., San Francisco, California time, the Business Day of a proposed Advance Term Loan consisting of an Alternate Base Loan borrowing or any Alternate Base Loan conversion.  Such notice shall be in substantially the form of Exhibit J hereto (the "Borrowing Notice") and shall (i) specify
            ---------             ------------------
whether the Loans then being requested are to be Revolving Credit Loans or
Advance Term Loans, (ii) specify whether the Loans then being requested are to be Alternate Base Loans, Reference Rate Loans or Eurodollar Loans, (iii)
specify the date of such borrowing (which shall be a Business Day) and amount thereof, (iv) if such Loans are to be Eurodollar Loans, specify the Interest Period with respect thereto, (v) state that the representations and warranties set forth in Article III hereof and in any documents delivered in connection
             -----------
herewith shall be true and correct in all material respects with the same effect as though made on and as of such date (except insofar as such representations and warranties relate expressly to an earlier date), (vi) state that no Default or Event of Default has occurred and is continuing or would otherwise be created by such borrowing, and (vii) if such borrowing is to be an Advance Term Loan and if requested by the Agent, set forth the calculations of the financial covenants (which financial covenants shall be calculated after giving effect to the proposed Advance Term Loan) in such Borrowing Notice and compliance therewith. If no election as to the Type of Loan is specified in any such notice, all such Loans shall be Alternate Base Loans. If no Interest Period with respect to any Eurodollar Loan is specified in any such notice, then an Interest Period of one (1) month's duration shall be deemed to have been selected. The Agent shall promptly advise the Lenders of any notice given pursuant to this Section 2.03 and of each Lender's portion of the requested
                 ------------
borrowing.
SECTION 2.04.  Notes; Repayment of Loans.
               --------------------------
(a)	All Advance Term Loans made by a Lender to the Borrower shall be evidenced by a single Advance Term Note duly executed by the Borrower, dated the Closing Date, in substantially the form of Exhibit A hereto, delivered by the Borrower
                                   ---------
and payable to such Lender in a principal amount equal to such Lender's Advance Term Loan Commitment on such date. All Revolving Credit Loans made by a Lender to the Borrower shall be evidenced by a single Revolving Credit Note, duly executed by the Borrower, dated the Closing Date, in substantially the form of Exhibit B hereto, delivered by the Borrower and
                          ---------
payable to such Lender in a principal amount equal to such Lender's Revolving Credit Commitment on such date.
(b) Each Revolving Credit Note shall bear interest from its date on the outstanding principal balance thereof, as provided in Section 2.05 hereof. The
                                                      ------------
outstanding balance of each Revolving Credit Loan, as evidenced by any such Revolving Credit Note, shall mature and be due and payable on the Revolving
Credit Termination Date.
(c)  Each Advance Term Note shall bear interest from its date on the outstanding principal balance thereof as provided in Section 2.05 hereof.  The
                                                     ------------
Borrower shall repay the aggregate principal amount of all Advance Term Loans made from the Amex Termination Date through the Advance Term Loan Termination
Date in equal quarterly principal installments beginning on the last Business
Day of the calendar quarter following the Advance Term Loan Termination Date and continuing on the last Business Day of each calendar quarter thereafter
(the date of each such installment, a "Repayment Date").  Such payments shall
                                      ----------------
be calculated on a four-year straight line amortization and all principal payments in respect of the Advance Term Loans shall be accompanied by accrued interest on the principal amount being repaid to the date of payment; provided,
                                                                      --------
however, that the aggregate unpaid principal balance of the Advance Term Loans
-------
shall mature and be due and payable on the Final Maturity Date.
(d)  Each Lender, or the Agent on its behalf, shall, and is hereby authorized by the Borrower to, endorse on the schedule attached to each Advance Term Note or Revolving Credit Note, as applicable, of such Lender (or on a continuation of such schedule attached to such Note and made a part thereof) an appropriate notation evidencing, for each Advance Term Note or Revolving Credit Note, the date and amount of each Loan to the Borrower from such Lender, and for all
Notes, the date and amount of each payment and prepayment with respect thereto; provided, however, that the failure of any Person to make such a notation on a
--------  -------
Note shall not affect any obligations of the Borrower under such Note.  Any such notation shall be conclusive and binding as to the date and amount of such Loan or portion thereof, or payment or prepayment of principal or interest thereon, absent manifest error.
SECTION 2.05.  Interest on Loans.
               -----------------
(a)  Subject to the provisions of Section 2.08 and Section 9.08 hereof, each
                                  ------------     ------------
Alternate Base Loan shall bear interest at a rate per annum equal to the
Alternate Base Rate plus the Applicable Margin then in effect.
                    ----
(b)  Subject to the provisions of Section 2.08 and Section 9.08 hereof, each
                                  ------------     ------------
Eurodollar Loan shall bear interest at a rate per annum equal to the Adjusted LIBOR plus the Applicable Margin then in effect at the beginning of such
      ----
Interest Period.
(c)  Subject to the provisions of Section 2.08 and Section 9.08 hereof, each
                                  ------------     ------------
Reference Rate Loan shall bear interest at a rate per annum equal to the
Reference Rate then in effect.
(d)  Interest on each Loan shall be payable in arrears on each applicable
Interest Payment Date. Interest on each Loan shall be computed based on the number of days elapsed in a year of 360 days. The Agent shall determine each interest rate applicable to the Loans and shall promptly advise the Borrower and the Lenders of the interest rate so determined.
SECTION 2.06.  Fees.
               -----
(a)  The Borrower shall pay each Lender, through the Agent, its pro rata share of a quarterly commitment fee (the "Commitment Fee") from the Closing Date
                                    --------------
until the day that the Borrower's 1992 Master Agreement, as amended, with Amex expires or is terminated ("Amex Termination Date") in an amount equal to: (a)
                           ---------------------
(i) the daily Available Commitment Amount applicable to the Revolving Credit Commitment during such quarter (or shorter period commencing with the Closing
Date hereof or ending with the Amex Termination Date), multiplied by (ii)
                                                       -------------
0.10%; plus (b)(i) the daily Available Commitment Amount applicable to the
       ----
Advance Term Loan Commitment during such quarter (or shorter period commencing with the Closing Date or ending with the Amex Termination Date), multiplied by
                                                                 -------------
(ii) 0.10%.
(b)  The Borrower shall pay each Lender, through the Agent, its pro rata share of the Commitment Fee from the day after the Amex Termination Date until the later to occur of the Revolving Credit Termination Date and the Advance Term
Loan Termination Date, in an amount equal to: (a) (i) the daily Available Commitment Amount applicable to the Revolving Credit Commitment during such quarter (or shorter period commencing with the date hereof or ending with the Revolving Credit Termination Date), multiplied by (ii) the Applicable
                                    -------------
Commitment Fee Percentage then in effect, provided, however, that there shall
                                          --------  -------
be no Commitment Fee attributable to the Revolving Credit Commitment after the Revolving Credit Termination Date, plus (b)(i) the
                                   ----
daily Available Commitment Amount applicable to the Advance Term Loan
Commitment during such quarter (or shorter period commencing with the date hereof or ending with the Advance Term Loan Termination Date), multiplied by
                                                               -------------
(ii) the Applicable Commitment Fee Percentage then in effect, provided,
                                                              --------
however, that there shall be no Commitment Fee attributable to the Advance Term
-------
Loan Commitment after the Advance Term Loan Termination Date.
(c)  Any portion of the Commitment Fee that has not been previously paid shall be payable in immediately available funds (v) on the last Business Day of each calendar quarter commencing on September 30, 1998, (w) on the Amex Termination Date, (x) on the Advance Term Loan Termination Date, (y) on the date of any reduction of the Total Revolving Credit Commitment in accordance with the provisions of this Agreement, and (z) on the Revolving Credit Termination Date. The Commitment Fee due to each Lender under this Section 2.06 shall commence to
                                                 ------------
accrue on the Closing Date and cease to accrue on the later to occur of the Revolving Credit Termination Date and the Advance Term Loan Termination Date in accordance with the provisions of this Section 2.06. The Commitment Fee shall
                                       ------------
be calculated on the basis of the actual number of days elapsed in a year of
360 days.
SECTION 2.07.  Termination and Reduction of the Total Revolving Credit
               -------------------------------------------------------
Commitment.
----------
(a) Upon at least five (5) Business Days' prior irrevocable written notice (or facsimile notice promptly confirmed in writing) to the Agent, the Borrower may at any time in whole permanently terminate, or from time to time in part permanently reduce, the Total Revolving Credit Commitment ratably among the Lenders in accordance with the amounts of their Commitments; provided, however,
                                                             --------  -------
the Total Revolving Credit Commitment shall not at any time be reduced to an amount less than the sum of the Revolving Credit Loans then outstanding. Each voluntary partial reduction of the Total Revolving Credit Commitment shall be in an integral multiple of five million dollars ($5,000,000).
(b) Simultaneously with any termination or reduction of the Total Revolving Credit Commitment pursuant to paragraph (a) above, the Borrower shall pay to
                              -------------
each Lender, through the Agent, the Commitment Fee due and owing through and including the date of such termination or reduction on the amount of the Commitment of such Lender so terminated or reduced.
(c) The Revolving Credit Commitment of each Lender shall automatically and permanently terminate on the Revolving Credit Termination Date, and all
Revolving Credit Loans still outstanding on such date shall be due and payable in full together with accrued interest thereon.
(d) The Advance Term Loan Commitment of each Lender shall automatically and permanently terminate on the Final Maturity Date and all Advance Term Loans
still outstanding on such date shall be due and payable in full together with accrued interest thereon. No Lender shall have any obligation to make any
Advance Term Loans after the Advance Term Loan Termination Date.
SECTION 2.08.  Interest on Overdue Amounts; Alternate Rate of Interest.
               --------------------------------------------------------
(a)  If the Borrower shall default in the payment of the principal of or interest on any Loan or any fee or other amount due hereunder, by acceleration or otherwise, the Borrower shall on demand upon twenty-four (24) hours prior notice from time to time pay interest, subject to Section 9.08 hereof and to
                                                  ------------
the extent permitted by law, on such defaulted amount up to the date of actual payment of such defaulted amount (after as well as before judgment) at a rate per annum equal to the Alternate Base Rate plus three percent (3.0%), for a period of sixty (60) days after such default, and at a rate per annum equal to the Alternate Base Rate plus five and one-half percent (5-1/2%) thereafter, but in no event higher than the maximum rate under applicable law.
(b) In the event, and on each occasion, that prior to the commencement of any Interest Period for a Eurodollar Loan or Reference Rate Loan, the Agent shall have reasonably determined that dollar deposits in the amount of each
Eurodollar Loan or Reference Rate Loan are not generally available in the
London interbank market, or that the rate at which dollar deposits are being offered will not reflect adequately and fairly the cost to any Lender of making or maintaining such Eurodollar Loan or Reference Rate Loan during such Interest Period, or that reasonable means do not exist for ascertaining the Adjusted
LIBOR, the Agent shall as soon as practicable thereafter give written notice
(or facsimile notice promptly confirmed in writing) of such determination to the Borrower and the Lenders, and any request by the Borrower for the making of a Eurodollar Loan or Reference Rate Loan pursuant to Section 2.03 hereof or
                                                     ------------
conversion or continuation of any Loan into a Eurodollar Loan or Reference Rate Loan pursuant to Section 2.02 hereof shall, until the circumstances giving rise
                 ------------
to such notice no
                                       130
longer exist, be deemed to be a request for an Alternate Base Loan. Each determination by the Agent made hereunder shall be conclusive absent manifest error.
SECTION 2.09.  Prepayment of Loans.
               --------------------
(a)  Within ninety (90) days after the end of each Fiscal Year after the
Advance Term Loan Termination Date, the Borrower shall prepay a portion of the aggregate principal amount of the Advance Term Loans outstanding equal to fifty percent (50%) of its Excess Cash Flow attributable to such prior Fiscal Year.
Such prepayments shall be in addition to the repayment of principal of the
Advance Term Loans pursuant to Section 2.04(c).
                               ---------------
(b) Within thirty (30) days after the consummation of any Asset Sale, the Borrower shall prepay a portion of the aggregate principal amount of the
Advance Term Loans outstanding equal to one hundred percent (100%) of the net cash proceeds of such Asset Sale; provided, however, that the Borrower shall
                                  --------  -------
have no obligation to make any such prepayment pursuant to this Section 2.09(b)
                                                                ---------------
until the Borrower has received, with respect to any Fiscal Year, aggregate net cash proceeds from Asset Sales of at least five million dollars ($5,000,000)
(the "Asset Sale Limit").  With respect to any particular Asset Sale which
     ------------------
causes the Borrower to exceed the Asset Sale Limit, the Borrower shall prepay to the Lenders only the amount equal to (i) the net aggregate amount of all
Asset Sales for the Fiscal Year in question after giving effect to such Asset
Sale minus (ii) the Asset Sale Limit.  Such prepayments shall be in addition to
     -----
the repayment of principal of the Advance Term Loans pursuant to Section
                                                                 -------
2.04(c).
-------
(c) Within thirty (30) days after the issuance by the Borrower or any of its Subsidiaries of any of the Borrower's or any such Subsidiary's equity securities after the Advance Term Loan Termination Date (and regardless of whether such equity securities are issued in a public or private sale), the Borrower shall prepay a portion of the aggregate principal amount of the
Advance Term Loans outstanding equal to (i) fifty percent (50%) of the net cash proceeds of any such sale of equity securities (with respect to the first $20,000,000 of net cash proceeds of any such sale) and (ii) one hundred percent (100%) of the net cash proceeds of any such sale of equity securities (with respect to the net cash proceeds of any such sale in excess of $20,000,000).
Such prepayments shall be in addition to the repayment of principal of the
Advance Term Loans pursuant to Section 2.04(c).
                               ---------------
(d)  Subject to the terms and conditions contained in this Section 2.09 and
                                                           ------------
elsewhere in this Agreement, the Borrower shall have the right to prepay any
Loan at any time in whole or from time to time in part (except in the case of a Eurodollar Loan only on the last day of an Interest Period) without penalty (except as otherwise provided for herein); provided, however, that each such
                                           --------  -------
partial prepayment of a Loan shall not be less than two million dollars ($2,000,000) and in integral multiples of five hundred thousand dollars ($500,000), or if the outstanding principal balance is less than two million dollars ($2,000,000), such prepayment shall be in whole.
(e) On the date of any termination or reduction of the Total Revolving Credit Commitment or Total Advance Term Loan Commitment pursuant to Section 2.07
                                                             ------------
hereof, the Borrower shall pay or prepay so much of the Loans as shall be necessary in order that (i) the sum of the aggregate principal amount of the Revolving Credit Loans then outstanding, will not exceed the Total Revolving Credit Commitment at such time, (ii) the aggregate principal amount of the Revolving Credit Loans then outstanding will not exceed the Borrowing Base then in effect, and (iii) the aggregate principal amount of the Advance Term Loans then outstanding will not exceed the Total Advance Term Loan Commitment.
(f)  The Borrower shall make prepayments of the Revolving Credit Loans from time to time as required in order to ensure that the principal amount of the Revolving Credit Loans outstanding does not exceed the Borrowing Base then in effect or the Total Revolving Credit Commitment.
(g)  Any prepayments required by Paragraph (b) or (c) above shall be applied
                                 -------------    ---
first to outstanding Alternate Base Loans up to the full amount thereof, then to outstanding Reference Rate Loans up to the full amount thereof, then to outstanding Eurodollar Loans up to the full amount thereof, and then as cash collateral for outstanding Letters of Credit up to the full amount of the Total Letter of Credit Exposure then existing, such cash collateral to be held by the Agent for the benefit of WFB in a special cash collateral account.
(h)  Subject to the terms and conditions contained in this Section 2.09 and
                                                           ------------
elsewhere in this Agreement, when making a prepayment, whether mandatory or otherwise, pursuant to paragraph (b), (c), or (d) above, the Borrower shall
                       --------------------------
furnish to the Agent, not later than 10:00 a.m., San Francisco, California time, (i) on the Business Day prior to such prepayment of Alternate Base Loans or Reference Rate Loans and (ii) within three (3) Business

Days prior to the date of such prepayment of Eurodollar Loans, written or facsimile notice (promptly confirmed in writing) or, in the case of an Alternate Base Loan or Reference Rate Loan, telephonic notice (promptly confirmed in writing) of prepayment which shall specify the prepayment date and the principal amount of each Loan (or portion thereof) to be prepaid, which notice shall be irrevocable and shall commit the Borrower to prepay such Loan by the amount stated therein on the date stated therein. All prepayments of Eurodollar Loans shall be accompanied by accrued interest on the principal amount being prepaid to the date of prepayment.
(i)  All prepayments under this Section 2.09 shall be subject to Section 2.12
                                ------------                     ------------
hereof. In the case of any prepayment of a Eurodollar Loan, within three Business Days of such prepayment, the Borrower shall pay to the Agent, for the ratable benefit of the Lenders, an additional fee of two hundred dollars ($200) per Lender to cover administrative costs of the Lenders relating thereto. In addition, the Borrower shall be prohibited from taking out any new Eurodollar Loans for a period of thirty (30) days after the prepayment of a Eurodollar Loan.
(j)  Prepayments with respect to any paragraph of this Section 2.09 are in
                                                       ------------
addition to prepayments made or required to be made under any other paragraph of this Section 2.09.
(k)  All prepayments of the Advance Term Loan under this Section 2.09 shall be
                                                         ------------
accompanied by accrued interest on the principal amount being repaid to the date of payment, and shall be applied to the unpaid principal balance of the Advance Term Loan in such a manner as to reduce ratably all remaining scheduled principal payments due or to become due under the Advance Term Notes. Early payments will not, unless agreed to by the Lenders in writing, relieve the Borrower of the Borrower's obligation to make regularly scheduled principal payments as provided herein and in the Advance Term Notes. The amount of any Advance Term Loan prepaid after the Advance Term Loan Termination Date may not be reborrowed.
SECTION 2.10.  Reserve Requirements; Change in Circumstances.
               ---------------------------------------------
(a) Notwithstanding any other provision herein, if after the date of this Agreement (or in the case of any assignee of any Lender, the date of assignment) any change in applicable law or regulation or in the interpretation or administration thereof by any governmental authority charged with the interpretation or administration thereof (whether or not having the force of law), or any change in GAAP or regulatory accounting principles applicable to the Agent or any Lender, shall: (i) subject the Agent or any Lender (which shall for the purpose of this Section 2.10 include any assignee or lending
                              ------------
office of the Agent or any Lender) to any charge, fee deduction or withholding of any kind or to any tax with respect to any amount paid or to be paid by either the Agent or any Lender with respect to any Eurodollar Loans or Reference Rate Loans made by a Lender to the Borrower (other than (x) taxes imposed on the overall net income of the Agent or such Lender and (y) franchise taxes imposed on the Agent or such Lender, in either case by the jurisdiction in which such Lender or the Agent has its principal office or its lending office with respect to such Eurodollar Loan or Reference Rate Loan or any political subdivision or taxing authority of either thereof); (ii) change the basis of taxation of payments to any Lender or the Agent of the principal of or interest on any Eurodollar Loan or Reference Rate Loan or otherwise hereunder (other than taxes imposed on the overall net income of such Lender or the Agent by the jurisdiction in which such Lender or the Agent has its principal office or by any political subdivision or taxing authority therein); (iii) impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or loans or loan commitments extended by such Lender; or
(iv) impose on any Lender or, with respect to Eurodollar Loans, Reference Rate Loans or the London interbank market, any other condition affecting this Agreement, Eurodollar Loans or Reference Rate Loans made by such Lender; and the result of any of the foregoing shall be to increase the cost to any such Lender of making or maintaining any Eurodollar Loan or Reference Rate Loan, or to reduce the amount of any payment (whether of principal, interest, fee, compensation or otherwise) receivable by such Lender or to require such Lender to make any payment in respect of any Eurodollar Loan or Reference Rate Loan, then the Borrower shall pay to such Lender or the Agent, as the case may be, upon such Lender's or the Agent's demand, such additional amount or amounts as will compensate such Lender or the Agent for such additional costs or reduction. The Agent and each Lender agree to give notice to the Borrower of any such change in law, regulation, interpretation or administration with reasonable promptness after becoming actually aware thereof and of the applicability thereof to the Credit Transactions, but in no event more than forty-five (45) days after the Agent or any Lender has actual knowledge thereof. Notwithstanding anything contained herein to the contrary, nothing in clause (i) or (ii) of this Section 2.10(a) shall be deemed to (A) permit the
----------    ----         ---------------
Agent or any Lender to recover any amount thereunder which would not be recoverable under Section 2.15 hereof or (B) require the Borrower to make any
                  ------------
payment of
                                       132
any amount to the extent that such payment would duplicate any payment made by the Borrower pursuant to Section 2.15 hereof.
                         ------------
(b) If any Lender shall have determined that the adoption after the Closing Date of any applicable law, rule, regulation or guideline regarding capital adequacy, or any change in any applicable law, rule, regulation or guideline regarding capital adequacy, including, without limitation, the July 1988 report of the Basle Committee on Banking Regulations and Supervisory Practices entitled "International Convergence of Capital Measurement and Capital Standards", or any change after the Closing Date in the interpretation or administration of any thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by such Lender (or its lending office) with any request or directive after the Closing Date (whether or not such change in rule, regulation or guideline is retroactive to a date prior to the Closing Date) regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or will have the effect of reducing the rate of return on such Lender's capital as a consequence of its obligations hereunder to a level below that which such Lender could have achieved but for such adoption, change or compliance (taking into consideration such Lender's policies with respect to capital adequacy), then from time to time the Borrower shall pay to such Lender such additional amount or amounts as will compensate such Lender for such reduction, including amounts applicable to losses caused by retroactive effectiveness of any change in rule, regulation or guideline to a date prior to the Closing Date. Each Lender agrees to give notice to the Borrower of any adoption of, change in, or change in interpretation or Administration of, any such law, rule, regulation or guideline with reasonable promptness after becoming actually aware thereof and of the applicability thereof to the Credit Transactions, but in no event more than forty-five (45) days after the Agent or any Lender has actual knowledge thereof.
(c) A statement of any Lender or the Agent setting forth such amount or amounts, supported by calculations in reasonable detail, as shall be necessary to compensate such Lender (or the Agent) as specified in paragraphs (a) and (b)
                                                         --------------     ---
above shall be delivered to the Borrower and shall be conclusive absent manifest error. The Borrower shall pay each Lender or the Agent the amount shown as due on any such statement within thirty (30) days after its receipt of the same. In the event that such Lender or the Agent, as the case may be, determines that the Borrower has made a payment pursuant to a statement that contains an error, and further determines that as a result thereof the Borrower has paid more than the amount necessary to compensate such Lender or the Agent as specified in paragraphs (a) and (b) above, such Lender or the Agent, as the
                --------------     ---
case may be, shall promptly refund such excess amount to the Borrower. In the event that such Lender or the Agent, as the case may be, determines that it has received a refund of any additional costs of the type described in paragraph
                                                                   ---------
(a) above, such Lender or the Agent, as the case may be, shall refund to the
---
Borrower an amount (not to exceed the amount of the refund received by such Lender or the Agent) equal to the amount of compensation payments made by the Borrower pursuant to paragraph (a) above in respect of such additional costs within thirty (30) days.
(d) Failure on the part of any Lender or the Agent to demand compensation for any increased costs, reduction in amounts received or receivable with respect to any Interest Period or reduction in the rate of return earned on such Lender's capital, shall not constitute a waiver of such Lender's or the Agent's rights to demand compensation for any increased costs or reduction in amounts received or receivable or reduction in rate of return in such Interest Period or in any other Interest Period. The protection under this Section 2.10 shall
                                                            ------------
be available to each Lender and the Agent regardless of any possible contention of the invalidity or inapplicability of any law, regulation or other condition which shall give rise to any demand by such Lender or the Agent for compensation.
(e)  Any Lender claiming any additional amounts payable pursuant to this
Section 2.10 agrees to use reasonable efforts (consistent with legal and
------------
regulatory restrictions) to designate a different Applicable Lending Office if the making of such a designation would avoid the need for, or reduce the amount of, any such additional amounts and would not, in the reasonable judgment of such Lender, be otherwise disadvantageous to such Lender.
SECTION 2.11.  Change in Legality.
               -------------------
(a) Notwithstanding anything to the contrary herein contained, if any change after the Closing Date in any law or regulation or in the interpretation thereof by any governmental authority charged with the administration or interpretation thereof shall make it unlawful for any Lender to make or maintain any Eurodollar Loan or Reference Rate Loan or to give effect to its obligations to make Eurodollar Loans or Reference Rate Loans as contemplated hereby, then, by written notice to the Borrower and to the Agent, such Lender may:
                                       133

(i) declare that Eurodollar Loans and Reference Rate Loans will not thereafter be made by such Lender hereunder, whereupon the Borrower shall be prohibited from requesting Eurodollar Loans or Reference Rate Loans from such Lender hereunder unless such declaration is subsequently withdrawn (it being understood that such Lender shall withdraw such declaration promptly in the event that any subsequent change in law or regulation makes it lawful for such Lender to make and maintain Eurodollar Loans and/or Reference Rate Loans); and
(ii) require that all outstanding Eurodollar Loans and/or Reference Rate Loans made by it be converted to Alternate Base Loans, in which event (A) all such Eurodollar Loans and/or Reference Rate Loans shall be automatically converted to Alternate Base Loans as of the effective date of such notice as provided in paragraph (b) below, (B) all payments of principal which would otherwise have
-------------
been applied to repay the converted Eurodollar Loans and/or Reference Rate
Loans shall instead be applied to repay the Alternate Base Loans resulting from the conversion of such Eurodollar Loans and/or Reference Rate Loans, and (C) no prepayment penalty or other premium shall be due related to any Eurodollar
Loans required to be converted.
(b)  For purposes of Section 2.11(a) hereof, a notice to the Borrower by any
                     ---------------
Lender shall be effective, if lawful, on the last day of the then current Interest Period or, if there are then two (2) or more current Interest Periods, on the last day of each such Interest Period, respectively; otherwise, such notice shall be effective with respect to the Borrower on the date of receipt by the Borrower.
SECTION 2.12.  Indemnity.  The Borrower shall indemnify the Agent and each
               ----------
Lender against any loss or expense (including, but not limited to, any loss or expense sustained or incurred or to be sustained or incurred by reason of or in connection with liquidating or employing deposits from third parties acquired to effect or maintain any Loan or part thereof as a Eurodollar Loan or
Reference Rate Loan) which such Lender may sustain or incur directly as a consequence of the following events (regardless of whether such events occur as a result of the occurrence of an Event of Default or the exercise of any right or remedy of the Agent or the Lenders under this Agreement or any other agreement, or at law) (a) any failure of the Borrower to fulfill on the date of any borrowing hereunder the applicable conditions set forth in Article IV
                                                               ----------
hereof applicable to it; (b) any failure of the Borrower to borrow hereunder after irrevocable notice of borrowing pursuant to Section 2.03 hereof has been
                                                  ------------
given; (c) any payment, prepayment or conversion of a Eurodollar Loan on a date other than the last day of the relevant Interest Period; (d) any default in payment or prepayment of the principal amount of any Loan or any part thereof or interest accrued thereon, in each case as and when due and payable (at the due date thereof, by irrevocable notice of prepayment or otherwise); or (e) the occurrence of an Event of Default. Any such Lender shall provide to the Borrower a statement, signed by an officer of such Lender, explaining any loss or expense and setting forth, if applicable, the computation pursuant to the preceding sentence, and such statement shall be conclusive absent manifest error. The Borrower shall pay such Lender the amount shown as due on any such statement within thirty (30) days after the receipt of the same.
SECTION 2.13.  Pro Rata Treatment.
               ------------------
(a)  Except as permitted or contemplated by Sections 2.11, 2.17, 2.18, 2.19 or
                                            -------------------------------
2.20 hereof, each Loan or other borrowing, each payment or prepayment of
----
principal of the Notes, each payment of interest on the Notes, each payment of any fee or other amount payable hereunder and each reduction of the Total Revolving Credit Commitment or Total Advance Term Loan Commitment shall be made pro rata among the Lenders in the proportions that their Revolving Credit Commitments bear to the Total Revolving Credit Commitment or that their Advance Term Loan Commitments bears to the Total Advance Term Loan Commitment, as the case may be. Notwithstanding the foregoing, in the event that any Lender notifies Agent in writing prior to the date of a proposed Loan that such Lender will not on such date make such Lender's ratable portion of such Loan available to the Agent (any such Lender being hereinafter referred to as a "Non-Funding
                                                                 ------------
Lender"), then, in such event and subject to all other terms and conditions set
-------
forth herein, such Loan shall be made pro rata among all Lenders other than the Non-Funding Lender (such Lenders being hereinafter referred to as the "Funding
                                                                      --------
Lenders"); provided, however, that (i) no Funding Lender shall be obligated to
--------
make any such Loan if the Non-Funding Lender declined to make its ratable portion of such Loan available to Agent as a result of the occurrence of any Default or Event of Default hereunder or nonsatisfaction of any conditions precedent to such loan, and (ii) no Funding Lender shall be obligated to make any such Loan to the Borrower in an aggregate principal amount in excess of such Lender's Advance Term Loan Commitment or Revolving Credit Commitment, as the case may be.
(b)  Unless the Agent shall have been notified in writing by any Lender prior to the date of a proposed borrowing that such Lender will not on such date make such Lender's ratable portion (based on its applicable Commitment) of such Loan available to the Agent, the Agent may assume that such Lender has made such amount available to the Agent on such borrowing date, and the Agent may, in reliance on such assumption, make available to the Borrower a corresponding amount. If such amount is made available to the Agent on a date after such borrowing date, such Lender shall pay to the Agent on demand an amount equal to the product of (i) the daily average Federal Funds Effective Rate during such period as quoted by the Agent, multiplied by (ii) the amount of such Lender's
                               -------------
ratable portion (based on its applicable Commitment) of such borrowing, multiplied by (iii) a fraction the numerator of which is the number of days
-------------
that elapse from and including such borrowing date to the date on which such Lender's ratable portion (based on its applicable Commitment) of such borrowing shall have become immediately available to the Agent and the denominator of which is 360. A certificate of the Agent submitted to any Lender with respect to any amounts owing under this paragraph (b) shall be conclusive in the
                                -------------
absence of manifest error. If such Lender's ratable portion (based on its applicable Commitment) of such borrowing is not in fact made available to the Agent by such Lender within three (3) Business Days of such borrowing date, the Agent shall be entitled to recover such amount with interest thereon at the rate per annum then applicable to the Alternate Base Loans hereunder, on demand, from the Borrower.
SECTION 2.14.  Sharing of Setoffs.  Each Lender agrees that if it shall,
               ------------------
through the exercise of a right of banker's lien, setoff or counterclaim against the Borrower, including, but not limited to, a secured claim under
Section 506 of Title 11 of the United States Code or other security or interest arising from, or in lieu of, such secured claim, received by such Lender under any applicable bankruptcy, insolvency or other similar law or otherwise, obtain payment (voluntary or involuntary) in respect of a Note held by it or in respect of a participation held by it in a Letter of Credit as a result of which the unpaid principal portion of the Notes held by it or in respect of a participation held by it in a Letter of Credit shall be proportionately less than the unpaid principal portion of the Notes held by any other Lender, it shall remit such amount to the Collateral Trustee for application in accordance with the Collateral Trust Agreement.
SECTION 2.15.  Taxes.
               -----
(a) Any and all payments by the Borrower hereunder shall be made, in accordance with Section 2.16 hereof, free and clear of and without deduction
                ------------
for any and all present or future taxes, levies, imposts, deductions, charges or withholdings in any such case imposed by the United States or any political subdivision thereof, excluding:
(i) in the case of the Agent and each Lender, taxes imposed or based on its net income, and franchise or capital taxes imposed on it, (A) if the Agent or such Lender is organized under the laws of the United States or any political subdivision thereof and (B) if the Agent or such Lender is not organized under the laws of the United States or any political subdivision thereof, and its principal office or Applicable Lending Office is located in the United States, and in the case of both clauses (A) and (B), withholding taxes payable with
                        -----------     ---
respect to payments to the Agent or such Lender at its principal office or Applicable Lending Office under laws (including, without limitation, any treaty, ruling, determination or regulation) in effect on the date hereof, but not any increase in withholding tax resulting from any subsequent change in such laws (other than withholding with respect to taxes imposed or based on its net income or with respect to franchise or capital taxes), and
(ii) taxes (including withholding taxes) imposed by reason of the failure of the Agent or any Lender, in either case that is organized outside the United States, to comply with Section 2.15(e) hereof (or the inaccuracy at any time of
                       ---------------
the certificates, documents and other evidence delivered thereunder) (all such nonexcluded taxes, levies, imposts, deductions, charges, withholdings and liabilities being hereinafter referred to as "Taxes"). If the Borrower shall
                                             -------
be required by law adopted after the Closing Date to deduct any Taxes from or in respect of any sum payable hereunder to the Lenders or the Agent, (x) the sum payable shall be increased by the amount necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 2.15) such Lender or the Agent (as the case may be) receives
           ------------
an amount equal to the sum it would have received had no such deductions been made, (y) the Borrower shall make such deductions, and (z) the Borrower shall pay the full amount deducted to the relevant tax authority or other authority in accordance with applicable law.
(b) In addition, except as expressly set forth in this Agreement herein to the contrary, the Borrower agrees to pay any present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery or registration of, or otherwise with respect to, this Agreement (hereinafter referred to as "Other Taxes").
               -------------
(c) The Borrower will indemnify each Lender and the Agent for the full amount of Taxes or Other Taxes (including, without limitation, any Taxes or Other
Taxes imposed by any jurisdiction (except as excluded in clauses (a)(i) and
                                                         --------------
(ii) on amounts payable under this Section 2.15) paid by such Lender or the
----                               ------------
Agent (as the case may be) and any liability (including penalties, interest and expenses) arising therefrom or with respect thereto. This indemnification shall be made within fifteen (15) Business Days from the date such Lender or the
Agent (as the case may be) makes written demand therefor. If any Lender receives a refund in respect of any Taxes or Other Taxes for which such Lender has received payment from the Borrower hereunder, such Lender shall promptly notify the Borrower of such refund and such Lender shall, within thirty (30) days, repay such refund to the Borrower, provided, that the Borrower, upon the
                                         --------  ----
request of such Lender, agrees to return such refund within thirty (30) days of such Lender's request (plus any penalties, interest or other charges) to such Lender in the event such Lender is required to repay such refund.
(d)  Within fifteen (15) Business Days after the date of any payment of Taxes or Other Taxes withheld by the Borrower in respect of any payment to any
Lender, the Borrower will furnish to the Agent, at its address referred to in
Section 9.01 hereof, such certificates, receipts and other documents as may be
------------
Reasonably required to evidence payment thereof.
(e)  Each Lender that is organized outside of the United States shall deliver to the Borrower on the date hereof (or, in the case of an assignee, on the date of the assignment) and from time to time as required for renewal under applicable law duly completed copies of United States Internal Revenue Service Form 1001 or 4224 (or any successor or additional forms), as appropriate, indicating in each case that such Lender is entitled to receive payments under this Agreement without any deduction or withholding of any United States federal income taxes. The Agent (if the Agent is an entity organized outside the United States) and each Lender that is organized outside the United States shall promptly notify the Borrower and the Agent of any change in its
Applicable Lending Office and upon written request of the Borrower such Lender shall, prior to the immediately following due date of any payment by the Borrower or any Guarantor hereunder, deliver to the Borrower or such Guarantor, as the case may be (with copies to the Agent), such certificates, documents or other evidence, as required by the Code or Treasury Regulations issued pursuant thereto, including without limitation Internal Revenue Service Form 4224, Form 1001 and any other certificate or statement of exemption required by Treasury Regulation Section 1.1441-4(a) or Section 1.1441-6(c) or any subsequent version thereof, properly completed and duly executed by such Lender establishing that such payment is (i) not subject to withholding under the Code because such payment is effectively connected with the conduct by such Lender of a trade or business in the United States or (ii) totally exempt from United States tax under a provision of an applicable tax treaty. The Borrower shall be entitled to rely on such forms in its possession until receipt of any revised or successor form pursuant to this Section 2.15(e). If a Lender fails to provide a
                                --------------
certificate, document or other evidence required pursuant to this Section
                                                                  -------
2.15(e), then (x) the Borrower may deduct or withhold on payments to such
-------
Lender as a result of such failure, but only as required by law, and (y) the Borrower shall not be required to make payments of additional amounts with respect to such withheld Taxes pursuant to clause (x) of Section 2.15(a) hereof
                                           ----------    ---------------
to the extent such withholding is required solely by reason of the failure of such Lender to provide the necessary certificate, document or other evidence.
(f)  Each Lender and the Agent shall use reasonable efforts to avoid or minimize any amounts which might otherwise be payable pursuant to this Section
                                                                       -------
2.15 (including seeking refunds of any amounts that are reasonably believed not
----
to have been correctly or legally asserted); provided, however, that such
                                             --------  -------
efforts shall not include the taking of any actions by such Lender or the Agent that would result in any tax, costs or other expense to such Lender or the
Agent (other than a tax, cost or other expense for which such Lender or the Agent shall have been reimbursed or indemnified by the Borrower pursuant to this Agreement or otherwise) or any action which would or might in the opinion of such Lender or the Agent have an adverse effect upon its business, operations or financial condition or otherwise be disadvantageous to such
Lender or the Agent.
                                       136

(g) Without prejudice to the survival of any other agreement hereunder, the agreements and obligations contained in this Section 2.15 shall survive the
                                             ------------
payment in full of principal and interest hereunder and under the Notes.
SECTION 2.16.  Payments and Computations.  The Borrower shall make each payment
               -------------------------
hereunder and under any instrument delivered hereunder, without setoff or deduction of any kind, not later than 10:00 a.m., San Francisco, California time on the day when due in lawful money of the United States (in freely transferable dollars) to the Agent at its office specified in Section 9.01
                                                              ------------
hereof for the account of the Lenders, in immediately available funds. Subject to the terms of the Collateral Trust Agreement, after prior written notice to the Borrower (which may be by facsimile communication), the Agent may charge, when due and payable, the Borrower's account with the Agent for all interest, principal and Commitment Fees or other fees owing to the Agent or the Lenders on or with respect to this Agreement or the Loans.
SECTION 2.17.  Swingline Loans.  Notwithstanding any other provision of this
               ---------------
Agreement, WFB may make Swingline Loans to the Borrower, at WFB's sole discretion, from the Amex Termination Date to the Revolving Credit Termination Date, in an aggregate principal amount at any time outstanding not to exceed fifteen million dollars ($15,000,000). In addition to the other terms and conditions of this Agreement, such Swingline Loans shall be subject to the following conditions: (i) each Swingline Loan made by WFB shall be evidenced by a single Swingline Note prepared by the Borrower, duly executed on behalf of the Borrower, dated the date of the proposed borrowing, substantially in the form of Exhibit L hereto, delivered by the Borrower and payable to WFB in a
        ---------
principal amount equal to the Swingline Loan made on such date; (ii) subject to the provisions of Section 2.08 and Section 9.08 hereof, each Swingline Loan
                  ------------     ------------
shall bear interest at a rate per annum equal to the Alternate Base Rate plus
                                                                         ----
the Applicable Margin then in effect; (iii) any Swingline Loans made to the Borrower must be repaid in full to WFB within ten (10) days after the date such Swingline Loan is made; (iv) any Swingline Loans will be subject to the Borrowing Base and shall not be made if such Swingline Loan would cause the unpaid amount of the Revolving Credit Loans together with the amount of such Swingline Loan to exceed the Borrowing Base then in effect; (v) Swingline Loans shall not be outstanding for more than a total of twenty-five (25) days during any consecutive twelve (12) month period; (vi) in no event shall WFB make any Swingline Loan if the unpaid amount of the Revolving Credit Loans then outstanding is less than the Total Revolving Credit Commitment; and (vii) any payments made by the Borrower to the Agent during a period when a Swingline Loan is outstanding shall be applied first to the unpaid interest on such Swingline Loan, secondly to the unpaid principal of such Swingline Loan, and thereafter in accordance with the terms of this Agreement, provided, however,
                                                           --------  -------
that if an Event of Default occurs or is continuing while an Swingline Loan is outstanding, any payments made by the Borrower to the Agent shall be applied pari passu with the Revolving Credit Loans and such Swingline Loan.
SECTION 2.18.  Issuance of Letters of Credit.  Pursuant to an application
               ------------------------------
prepared by the Borrower substantially in the form of WFB's standard form of application for standby letters of credit, and subject to the conditions set forth in Article IV hereof and such other conditions to the opening of standby
         ----------
letters of credit as WFB requires of its customers generally, WFB shall from time to time issue standby letters of credit hereunder (each a "Letter of
                                                               ----------
Credit") for the account of the Borrower, provided, that, the Total Letter of
-------                                   --------  ----
Credit Exposure outstanding at any time shall not exceed one million five hundred thousand dollars ($1,500,000). The issuance of each Letter of Credit shall be made on at least three (3) Business Days' prior written notice from the Borrower to WFB, at its Domestic Lending Office, which written notice shall be an application for a Letter of Credit on WFB's customary form. The renewal of each Letter of Credit shall be made upon written request from the Borrower to WFB, at its Domestic Lending Office, which written notice shall be given three (3) Business Days before any date on which prior notice of cancellation of such Letter of Credit is required to be by the issuer. WFB shall not at any time be obligated to issue or renew any Letter of Credit if such issuance or renewal would conflict with, or cause WFB or any Lender to exceed any limits imposed by, any applicable requirements of law. The expiration date of any Letter of Credit shall not be later than one (1) year from the date of issuance thereof; provided, however, a Letter of Credit may contain automatic renewal
         --------  -------
provisions, subject to prior notice of cancellation by the issuer, and, in any event, no Letter of Credit shall have an expiration date later than the Final Maturity Date, unless the Borrower furnishes cash collateral to secure the Total Letter of Credit Exposure in form and substance satisfactory to WFB. For purposes of this Agreement, each renewal of a Letter of Credit shall be deemed to be
                                       137
an issuance of a Letter of Credit. The Letters of Credit shall be issued with respect of transactions occurring in the Borrower's ordinary course of business and other needs approved by WFB.
SECTION 2.19.  Payment of Letters of Credit; Reimbursement.  WFB shall review
               --------------------------------------------
each draft and any accompanying documents presented under a Letter of Credit. Promptly after it shall have ascertained that any draft and any accompanying documents presented under such Letter of Credit appear on their face to be in substantial conformity with the terms and conditions of the Letter of Credit, WFB shall give telephonic or facsimile notice to the Borrower of the receipt and amount of such draft and the date on which payment thereon will be made, and WFB, not later than 12:00 p.m. San Francisco, California time on such day, shall make the appropriate payment to the beneficiary of such Letter of Credit. If WFB shall pay any draft and/or other documents presented under a Letter of Credit, then WFB shall charge the general deposit account of the Borrower with WFB for the amount thereof, together with WFB's customary overdraft fee in the event the funds available in such account shall not be sufficient to reimburse WFB for such payment and the Borrower shall not otherwise have discharged such reimbursement obligation by 12:00 p.m., San Francisco, California time, on the date of such payment. If WFB has not been reimbursed with respect to such drawing as provided above, the Borrower shall pay to WFB the amount of the drawing together with interest on such amount at a rate per annum (computed on the basis of the actual number of days elapsed over a year of 365/366 days) equal to the Alternate Base Rate plus the Applicable Margin then in effect with respect to Advance Term Loans, payable on demand. The obligations of the Borrower under this Section 2.19 to reimburse WFB for all drawings under
                    ------------
Letters of Credit shall be absolute, unconditional and irrevocable and shall be satisfied strictly in accordance with their terms, irrespective of:
(a)  any lack of validity or enforceability of any Letter of Credit;
(b) the existence of any claim, setoff, defense or other right which the Borrower or any other Person may at any time have against the beneficiary under any Letter of Credit or WFB (other than the defense of payment in accordance with the terms of this Agreement or a defense based on the gross negligence or willful misconduct of WFB) or any other Person in connection with this Agreement or any other transaction;
(c) any draft or other document presented under any Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect; provided, that,
                                                             --------  ----
payment by WFB under such Letter of Credit against presentation of such draft or document shall not have constituted gross negligence or willful misconduct;
(d) payment by WFB under any Letter of Credit against presentation of a draft or other document which does not comply with the terms of such Letter of Credit; provided, that, such payment shall not have constituted gross
        --------  ----
negligence or willful misconduct; and
(e) any other circumstance or event whatsoever, whether or not similar to any of the foregoing; provided that such other circumstance or event shall not have
                  -------------
been the result of gross negligence or willful misconduct of any Lender. It is understood that in making any payment under any Letter of Credit (i) WFB's exclusive reliance on the documents presented to it under such Letter of Credit as to any and all matters set forth therein, including, without limitation, reliance on the amount of any draft presented under such Letter of Credit, whether or not the amount due to the beneficiary equals the amount of such draft and whether or not any document presented pursuant to such Letter of Credit proves to be insufficient in any respect, if such document on its face appears to be in order, and whether or not any other statement or any other document presented pursuant to such Letter of Credit proves to be forged or invalid or any statement therein proves to be inaccurate or untrue in any respect whatsoever and (ii) any noncompliance in any immaterial respect of the documents presented under such Letter of Credit with the terms thereof shall, in each case, not be deemed willful misconduct or gross negligence of WFB .
SECTION 2.20.  Letter of Credit Fees.  The Borrower agrees to pay to WFB,
               ----------------------
within ten (10) days of written demand therefore, Letter of Credit issuance fees in connection with each Letter of Credit issued on behalf of the Borrower in the amounts specified in WFB's standard Letter of Credit fee schedule, as in effect from time to time.
ARTICLE III.  REPRESENTATIONS AND WARRANTIES
The Borrower represents and warrants to each of the Lenders that:

SECTION 3.01.  Organization; Legal Existence.  The Borrower and each of its
               ------------------------------
Subsidiaries is a corporation, validly existing and in good standing under the laws of the jurisdiction of its organization, has the requisite corporate power and authority to own its property and assets and to carry on its business as now conducted and is qualified to do business in every jurisdiction where such qualification is required (all such jurisdictions being listed in Schedule 3.14
                                                                  -------------
hereto), except for those jurisdictions in which the failure to qualify would not have a Material Adverse Effect. The Borrower has the corporate power to execute, deliver and perform its obligations under this Agreement and the other Credit Documents and to borrow hereunder and to execute and deliver the Notes.
SECTION 3.02.  Authorization.  The Credit Transactions (a) have been duly
               --------------
authorized by all requisite corporate action, and (b) will not (i) violate (A) the certificate or articles of incorporation or other applicable constitutive documents or the bylaws of the Borrower or any of its Subsidiaries, or to the Borrower's knowledge, any provision of law, statute, rule or regulation applicable to the Borrower and its Subsidiaries, (B) any order of any court, or any rule, regulation or order of any other agency of government addressed to and binding upon the Borrower or any of its Subsidiaries, or (C) any provisions of any material indenture, agreement or other instrument to which the Borrower or any of its Subsidiaries or any of their respective properties or assets are or may be bound, (ii) be in conflict with, result in a breach of or constitute (alone or with notice or lapse of time or both) a default under any material indenture, agreement or other instrument referred to in clause (C) above or
                                                        ----------
(iii) result in the creation or imposition of any Lien of any nature whatsoever upon any property or assets of the Borrower or any of its Subsidiaries, other than the Liens created in favor of the Collateral Trustee.
SECTION 3.03.  Governmental Approvals.  No registration or filing with, consent
               -----------------------
or approval of, or other action by any federal, state or other governmental agency, authority or regulatory body is or will be required by the Borrower or any Guarantor as a condition to the Credit Transactions.
SECTION 3.04.  Binding Effect.  This Agreement constitutes a legal, valid and
               ---------------
binding obligation of the Borrower, enforceable against the Borrower in accordance with its terms, and each of the other Credit Documents to which it is a party when duly executed and delivered will constitute a legal, valid and binding obligation of the Borrower.
SECTION 3.05.  Material Adverse Change.  There has been no material adverse
               ------------------------
change in the business, assets, operations, prospects or condition, financial or otherwise of the Borrower and its Subsidiaries taken as a whole since March 31, 1998.
SECTION 3.06.  Litigation; Compliance With Laws; Etc.
               --------------------------------------
(a) There are not any actions, suits or proceedings at law or in equity or by or before any governmental instrumentality or other agency or regulatory authority now pending or threatened against or affecting the Borrower or any of its Subsidiaries or the businesses, assets or rights of the Borrower or any of its Subsidiaries (i) which involve any of the Credit Transactions, or (ii) as to which it is probable (within the meaning of Statement of Financial
Accounting Standards No. 5) that there will be an adverse determination and which, if adversely determined, could reasonably be expected to materially impair the ability of the Borrower and its Subsidiaries taken as a whole to conduct business substantially as now conducted, or materially and adversely affect the businesses, assets, operations or financial condition of the
Borrower or any of its Subsidiaries, or impair the validity or enforceability of or the ability of the Borrower or any of its Subsidiaries to perform its obligations under this Agreement or any other Credit Document.
(b) To the Borrower's knowledge, neither the Borrower nor any of its Subsidiaries is in violation of any law, statute, rule or regulation applicable to any of them, or in default with respect to any judgment, writ, injunction, decree, rule or regulation of any court or governmental agency or instrumentality addressed to and binding on it, the violation of or default with respect to which would materially and adversely affect Borrower and its Subsidiaries taken as a whole.
SECTION 3.07.  Financial Statements.  The Borrower has heretofore furnished to
               --------------------
the Agent (i) an audited Consolidated balance sheet and statement of income of the Borrower as of and for the Fiscal Year ended June 30, 1997, (ii) an unaudited Consolidated balance sheet of the Borrower as of March 31, 1998, and the related statement of income for the nine-month period then ended, prepared by management of the Borrower and contained in SEC Form 10-Q, and (iii) Consolidated financial projections for the Borrower and its Subsidiaries for its 1998, 1999, 2000, 2001 and 2002 Fiscal Years on an annual basis, prepared by management of the Borrower. The balance sheets and statements of income described in (i) and (ii) present fairly in all material respects the Consolidated financial condition and results of operations of the Borrower and its Subsidiaries, as of the dates and for the periods indicated, and such balance sheets and the notes thereto (if any) disclose all material liabilities, direct or contingent, of the Borrower and its Subsidiaries, as of the dates thereof required to be disclosed by GAAP. The financial statements referred to in this Section 3.07 have been prepared in accordance with GAAP
                    ------------
consistently applied.  The financial projections referred to in this Section
                                                                     -------
3.07 present the Borrower's current estimate of the future financial
----
performance of the Borrower and its Subsidiaries based on historical performance and the Borrower's knowledge of its business plans and assumptions underlying them, but subject to uncertainties applicable to projections of future financial performance.
SECTION 3.08.  Federal Reserve Regulation.  Neither the Borrower nor any of its
               ---------------------------
Subsidiaries is engaged in the business of extending credit for the purpose of purchasing or carrying Margin Stock, and no part of the proceeds of the Loans will be used, whether directly or indirectly, and whether immediately, incidentally or ultimately, (i) to purchase or carry Margin Stock or to extend credit to others for the purpose of purchasing or carrying Margin Stock or to refund indebtedness originally incurred for such purpose, or (ii) for any purpose which entails a violation of, or which is inconsistent with, the provisions of the Regulations of the Board, including, without limitation, Regulation G, T, U or X thereof. If requested by any Lender, the Borrower and any Subsidiary thereof shall furnish to such Lender a statement on Federal Reserve Form U-1 referred to in said Regulation U.
SECTION 3.09.  Taxes.  Except as set forth on Schedule 3.09 hereto, the
               -----                          -------------
Borrower and each of its Subsidiaries has filed or caused to be filed all federal, state, local, foreign and payroll tax returns, reports and filings, as the case may be, required to be filed by it, on or prior to the date hereof, other than tax returns, reports or filings that (a) are not payroll, franchise, capital or income taxes, (b) in the aggregate are not material and (c) would not, if unpaid, result in the imposition of any Lien on any property or assets of the Borrower or any of its Subsidiaries. The Borrower and each of its Subsidiaries has paid or caused to be paid all taxes shown to be due and payable on such filed returns, reports or on any assessments received by it, other than (i) any taxes or assessments the validity of which the Borrower or such Subsidiary is contesting in good faith by appropriate proceedings, and with respect to which the Borrower or such Subsidiary has set aside on its books cash reserves in an amount not less than the aggregate amount secured by such Liens (including, without limitation, the amount of taxes and assessments being contested and any interest and penalties payable in respect thereof) and
(ii) taxes other than payroll, income, capital or franchise taxes that in the aggregate are not material and which would not, if unpaid, result in the imposition of any Lien on any property or assets of the Borrower or any of its Subsidiaries. Except as set forth on Schedule 3.09 hereto, no federal income
                                      -------------
tax returns of the Borrower or any of its Subsidiaries have been audited by the United States Internal Revenue Service and neither the Borrower, nor any of its Subsidiaries has requested or been granted any extension of time to file any federal, state, local or foreign tax return.
SECTION 3.10.  Employee Benefit Plans.  With respect to the provisions of
               -----------------------
ERISA, except as set forth on Schedule 3.10 hereto:
                              -------------
(i) No Reportable Event has occurred or is continuing with respect to any Pension Plan.
(ii) To the Borrower's knowledge, no prohibited transaction (within the meaning of Section 406 of ERISA or Section 4975 of the Code) has occurred with respect to any Plan subject to Part 4 of Subtitle B of Title I of ERISA.
(iii)	Neither the Borrower nor any ERISA Affiliate is now, nor has been during the preceding five (5) years, obligated to contribute to a Pension Plan or a Multiemployer Plan. Neither the Borrower nor any ERISA Affiliate has (A) ceased operations at a facility so as to become subject to the provisions of
Section 4062(e) of ERISA, (B) withdrawn as a substantial employer so as to become subject to the provisions of Section 4063 of ERISA, (C) ceased making contributions to any Pension Plan subject to the provisions of Section 4064(a) of ERISA to which the Borrower or any ERISA Affiliate made contributions, (D) incurred or caused to occur a "complete withdrawal" (within the meaning of Section 4203 of ERISA) or a "partial withdrawal" (within the meaning of Section 4205 of ERISA) from a Multiemployer Plan that is subject to the provisions of Title IV of ERISA so as to incur withdrawal liability under Section 4201 of ERISA (without regard to subsequent reduction or waiver of such liability under Section 4207 or 4208 of ERISA), or (E) been a party to any transaction or agreement under which the provisions of Section 4204 of ERISA were applicable.

(iv) No notice of intent to terminate a Pension Plan has been filed, nor has any Plan been terminated pursuant to the provisions of Section 4041 (e) of ERISA.
(v) The PBGC has not instituted proceedings to terminate (or appoint a trustee to administer) a Pension Plan and no event has occurred or condition exists which might constitute grounds under the provisions of Section 4042 of ERISA for the termination of (or the appointment of a trustee to administer) any such Pension Plan.
(vi) With respect to each Pension Plan that is subject to the provisions of Title I, Subtitle B, Part 3 of ERISA, the funding method used in connection with such Pension Plan is acceptable under ERISA, and the actuarial assumptions and methods used in connection with funding such Pension Plan satisfy the requirements of Section 302 of ERISA. The assets of each such Pension Plan (other than the Multiemployer Plans) are at least equal to the present value of the greater of (i) accrued benefits (both vested and non-vested) under such Pension Plan, or (ii) "benefit liabilities" (within the meaning of Section 4001(a)(16) of ERISA) under such Pension Plan, in each case as of the latest actuarial valuation date for such Pension Plan (determined in accordance with the same actuarial assumptions and methods as those used by the Pension Plan's actuary in its valuation of such Pension Plan as of such valuation date). No such Pension Plan has incurred any "accumulated funding deficiency" (as defined in Section 412 of the Code), whether or not waived.
(vii)	There are no actions or suits pending (other than routine actions for benefits) or, to the knowledge of the Borrower or any of its Subsidiaries, which could reasonably be expected to be asserted, against any Plan or the assets of any such Plan. No civil or criminal action brought pursuant to the provisions of Title I; Subtitle B, Part 5 of ERISA is pending or threatened against any fiduciary or any Plan. To the knowledge of the Borrower, none of the Plans or any fiduciary thereof (in its capacity as such) has been the direct or indirect subject of any audit, investigation or examination by any governmental or quasi-governmental agency.
(viii) All of the Plans comply currently, and have complied in the past, both as to form and operation, with their terms and with the provisions of ERISA and the Code, and all other applicable laws, rules and regulations; all necessary governmental approvals for the Plans have been obtained and a favorable determination as to the qualification under Section 401 (a) of the Code of each of the Plans which is an employee pension benefit plan (within the meaning of
Section 3(2) of ERISA) has been made by the Internal Revenue Service and a recognition of exemption from federal income taxation under Section 501(a) of the Code of each of the funded employee welfare benefit plans (within the meaning of Section 3(l) of ERISA) has been made by the Internal Revenue Service, and nothing has occurred since the date of each such determination or recognition letter that would adversely affect such qualification.
SECTION 3.11.  No Material Misstatements.  No information, report, financial
               --------------------------
statement, exhibit or schedule prepared by or on behalf of the Borrower and delivered to the Agent or any Lender in connection with any of the Credit Transactions, this Agreement or the other Credit Documents, or included therein, contained or contains any material misstatement of fact or omitted or omits to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading, when taken as a whole, and as of the date such information, report, financial statement, exhibit or schedule is or was prepared.
SECTION 3.12.  Investment Company Act; Public Utility Holding Company Act.
               -----------------------------------------------------------
Neither the Borrower nor any of its Subsidiaries is an "investment company" as defined in, or is otherwise subject to regulation under, the Investment Company Act of 1940. Neither the Borrower nor any of its Subsidiaries is a "holding company" as that term is defined in or is otherwise subject to regulation under, the Public Utility Holding Company Act of 1935.
SECTION 3.13.  Use of Proceeds.  The proceeds of each Revolving Credit Loan
               ----------------
shall be used to refinance the Borrower's existing working capital facility, to fund other working capital requirements, and for other proper corporate purposes of the Borrower not otherwise prohibited by the terms hereof. The proceeds of each Advance
                                       141

Term Loan shall be used to fund Acceptable Acquisitions, to refinance other existing indebtedness, to fund store construction and relocation and to fund other capital expenditures. Neither the Borrower nor any of its Subsidiaries will use proceeds of any Loan for the purpose of acquiring, or attempting to acquire, control of any Person unless such acquisition or attempted acquisition is pursuant to an agreement with such Person or is not resisted by such Person.
SECTION 3.14.  Subsidiaries.  As of the Closing Date, Schedule 3.14 hereto sets
               -------------                          -------------
forth (a) each Subsidiary of the Borrower, (b) its jurisdiction of incorporation, (c) the states in which it conducts business, (d) the states in which it is qualified to transact business, (e) its equity ownership and (f) any trade names used by it.
SECTION 3.15.  Title to Properties; Possession Under Leases; Trademarks.
               ---------------------------------------------------------
(a) The Borrower and each of its Subsidiaries has good and marketable title to, or valid leasehold interest in, all of its respective properties and assets shown on the most recent balance sheet referred to in Section 3.07 hereof and
                                                      ------------
all assets and properties acquired since the date of such balance sheet, except for such properties as are no longer used or useful in the conduct of its business or as have been disposed of in the ordinary course of business, and except for minor defects in title or leasehold interest that do not interfere in any material respect with the ability of the Borrower or such Subsidiary to conduct its business as now conducted. All such assets and properties are free and clear of all Liens other than those in favor of the Collateral Trustee and as permitted by Section 6.01 hereof.
                ------------
(b) The Borrower and each of its Subsidiaries has complied with all obligations under all leases to which it is a party and under which it is in occupancy, except where the failure to comply does not or is not likely to have a Material Adverse Effect; and all such leases are in full force and effect and the Borrower and each of its Subsidiaries enjoys peaceful and undisturbed possession under all such leases.
(c)  Except as otherwise described on Schedule 3.15 hereto, (i) the Borrower
                                      -------------
and each of its Subsidiaries owns or has the right to use all material trademarks, trademark rights, trade names, trade name rights, copyrights, patents, patent rights and licenses which are necessary for the conduct its business as now conducted, (ii) to the Borrower's knowledge, neither the Borrower nor any of its Subsidiaries is infringing upon or otherwise acting adversely to any of such material trademarks, trademark rights, trade names, trade name rights, copyrights, patent rights or licenses owned by any other Person or Persons; and (iii) there is no suit or action by any such other Person pending or threatened in writing against the Borrower or any of its Subsidiaries with respect to any of the rights or property referred to in this
Section 3.15(c).
---------------
SECTION 3.16.  Solvency.
               --------
(a) The present fair salable value of the assets of the Borrower and its Consolidated Subsidiaries is not less than the amount that will be required to be paid on or in respect of the probable liability on the existing debts and other liabilities (including contingent liabilities) of the Borrower and its Consolidated Subsidiaries, as they become absolute and mature.
(b) The assets of the Borrower and its Consolidated Subsidiaries do not constitute unreasonably small capital for the Borrower and its Consolidated Subsidiaries to carry out their business as now conducted and as now proposed to be conducted including the capital needs of the Borrower and its Consolidated Subsidiaries, taking into account the particular capital requirements of the business conducted, by the Borrower and its Consolidated Subsidiaries and projected capital requirements and capital availability thereof.
(c) Neither the Borrower nor any of its Consolidated Subsidiaries intends to incur debts beyond its ability to pay such debts as they mature. The cash flow of the Borrower and its Consolidated Subsidiaries, after taking into account all currently anticipated uses of the cash of the Borrower and its Consolidated Subsidiaries, will be sufficient to pay all such amounts on or in respect of debt of the Borrower and its Consolidated Subsidiaries when such amounts are required to be paid.
(d) Neither the Borrower nor any of its Consolidated Subsidiaries believes that final judgments against it in actions for money damages presently pending will be rendered at a time when, or in an amount such that, it will be unable to satisfy any such judgments promptly in accordance with their terms (taking into account the maximum reasonable amount of such judgments in any such actions and the earliest reasonable time at which such judgments might be rendered). The cash flow of the Borrower and its Consolidated Subsidiaries, after taking into account all other anticipated uses of the cash of the Borrower and its Consolidated Subsidiaries (including the payments on or in respect of debt referred to in paragraph (c) of this Section 3.16), will at all
                               -------------         ------------
times be sufficient to pay all such judgments promptly in accordance with their terms.

SECTION 3.17.  Permits, Etc.  The Borrower and each of its Subsidiaries
               -------------
possesses all licenses, permits, approvals and consents of all federal, state and local governmental authorities as required to lawfully conduct its business, except where the failure to obtain any such license, permit, approval or consent does not or is not likely to have a Material Adverse Effect.
SECTION 3.18.  Compliance with Environmental Laws.  Except as set forth in
               -----------------------------------
Schedule 3.18 annexed hereto, (a) neither the Borrower nor any of its
-------------
Subsidiaries, or to the best of Borrower's knowledge after due investigation, no other Person (including, without limitation, any previous owner, lessor or sublessor of property of the Borrower or any of its Subsidiaries), has generated, used, treated, stored, released or disposed of hazardous wastes or toxic substances on any of its properties or any of the properties (whether owned, leased, subleased or used by such Person) in violation of any Environmental Legislation and (b) to the best of the Borrower's knowledge after due investigation, there has been no spill, release, disposal or any other discharge of hazardous substances on or from any properties owned, leased, subleased or used by the Borrower or any of its Subsidiaries that, in any such case, could reasonably be expected to subject the Borrower, any of its Subsidiaries or any shareholders of any thereof to material liability.
SECTION 3.19.  General.  There are no material facts or conditions relating to
               -------
the Credit Documents, any of the Collateral, the financial condition or the business of the Borrower or any of its Subsidiaries which could, individually or collectively, cause a material adverse effect in the business, assets, operations, prospects or condition (financial or otherwise) of the Borrower or any of its Subsidiaries which have not been related in writing to the Lenders. All writings heretofore or hereafter exhibited or delivered to the Agent or any Lender by or on behalf of Borrower or any of its Subsidiaries are and will be genuine and in all respects what they purport and appear to be.
ARTICLE IV.  CONDITIONS OF CREDIT EVENTS
The obligation of each Lender to make Loans shall be subject to the following conditions precedent:
SECTION 4.01.  All Credit Events.  On each date on which a Credit Event is to
               -----------------
occur:
(a)  The Agent shall have received a Borrowing Notice as required by Section
                                                                     -------
2.03 hereof or WFB shall have received a request for the issuance or renewal of
----
a Letter of Credit as required by Section 2.18 hereof, as applicable.
                                  ------------
(b)  The representations and warranties set forth in Article III hereof and in
                                                     -----------
any documents delivered herewith shall be true and correct in all material respects with the same effect as though made on and as of such date (except insofar as such representations and warranties relate expressly to an earlier date).
(c) The Borrower shall be in compliance with all the terms and provisions contained herein on its part to be observed or performed, and at the time of and immediately after such borrowing or issuance of such Letter of Credit no Default or Event of Default shall have occurred and be continuing.
SECTION 4.02.  First Credit Event.  The obligation of each Lender in respect of
               ------------------
the first Credit Event is subject to the following additional conditions precedent:
(a) The Lenders shall have received the favorable written opinion of counsel for the Borrower and each of the Guarantors, substantially in the form of Exhibit E hereto, dated the Closing Date, addressed to the Lenders and
---------
satisfactory to the Agent.
(b) The Lenders shall have received (i) a copy of the certificate or articles of incorporation or constitutive documents, in each case as amended, of the Borrower and each of the Guarantors and a certificate as to the good standing of each such Person from the Secretary of State or other appropriate official of the state of such Person's organization, in each case dated as of a recent date; (ii) a certificate of the Secretary of the Borrower and each of the Guarantors, dated the Closing Date and certifying (A) that attached thereto is a true and complete copy of its bylaws as in effect on the date of such certificate and at all times since a date prior to the date of the resolution described in clause (B) below, (B) that attached thereto is a true and complete
             ----------
copy of a resolution adopted by its Board of Directors authorizing the execution, delivery and performance of the Credit Documents to which it is a party, and that such resolution has not been modified, rescinded or amended and is in full force and effect, (C) that its certificate or articles of incorporation or constitutive documents have not been amended since the date of the last amendment thereto shown on the certificate of good standing furnished pursuant to clause (i) above, and (D) as to the incumbency and specimen
            ----------
signature of each of its officers executing the Credit Documents to which it is a party; (iii) a certificate of another of its officers as to incumbency and signature of its Secretary; and (iv) such other documents as the Agent, the Agent's legal counsel or any Lender may reasonably request.
(c) The Agent shall have received certificates, dated the Closing Date and the date of the first Credit Event and signed by a Responsible Officer of the Borrower, confirming compliance with the conditions precedent set forth in paragraphs (b) and (c) of Section 4.01 hereof and the conditions set forth in
--------------     ---    ------------
this Section 4.02, which certificate shall include a schedule with calculations
     ------------
demonstrating the Borrower's compliance with the covenants contained in Sections 6.07, 6.08, 6.09, 6.10 and 6.11 hereof as of the most recent
-------------  ----  ----  ----     ----
accounting period for which financial statements would be required hereunder.
(d) Each Lender shall have received its Revolving Credit Note and its Advance Term Note duly executed by the Borrower payable to its order and otherwise complying with the provisions of Section 2.04 hereof.
                                 ------------
(e) The Agent and the Lenders shall have received and determined to be in form and substance satisfactory to them (i) copies of the financial statements described in Section 3.07 hereof; (ii) the Agent shall be satisfied that the
             ------------
Credit Transactions are in compliance with all applicable laws and regulations;
(iii) evidence that the Borrower's 1992 Master Agreement as amended, with Amex has expired or been terminated and not renewed;
(iv) evidence that the Collateral Trust Agreement has been fully executed; and
(v) evidence of payment of all fees then owed to the Agent and Lenders by the Borrower under this Agreement or otherwise.
(f) The Agent shall have received, in form and substance satisfactory to the Agent, all releases, terminations and such other documents as the Agent may request to evidence and effectuate the termination by Amex of its financing arrangements with the Borrower or any of its Subsidiaries and the termination and release by Amex, of any interest in and to any assets and properties of the Borrower or any of its Subsidiaries.
(g) The Agent shall have received evidence, in form and substance satisfactory to the Agent, that the Agent and/or the Collateral Trustee, as the case may be, has valid perfected and first priority security interests in and Liens upon the Collateral and any other property which is intended to be security for the Obligations in accordance with the terms of the Collateral Trust Agreement and the Security Documents, subject only to the security interests and Liens permitted herein or in the other Credit Documents.
(h) The Agent shall have received, in form and substance satisfactory to the Agent, all consents, waivers, acknowledgments and other agreements from third Persons which the Agent may deem necessary or desirable in order to permit, protect and perfect the Collateral Trustee's security interests in and liens upon the Collateral or to effectuate the provisions or purposes of this Agreement and the other Credit Documents.
(i) The Credit Documents and all instruments and documents hereunder and thereunder shall have been duly executed by the parties thereto and delivered to the Agent, in form and substance satisfactory to the Agent and the Lenders.
(j) Each Subsidiary shall have duly executed and delivered to the Agent a Guaranty Agreement substantially in the form of Exhibit G hereto.
                                                ---------
(k) The Borrower and each Significant Subsidiary shall have duly executed and delivered to the Collateral Trustee that certain Amended and Restated Assignment of Deposit Accounts and Security Agreement substantially in the form of Exhibit H hereto.
   ---------
(l) The Agent and the Lenders shall be satisfied that there are no actions, suits or proceedings at law or in equity or by or before any governmental instrumentality or other agency or regulatory authority now pending or threatened against or affecting the Borrower or any of its Subsidiaries or any of their respective businesses, assets or rights which would materially and adversely affect any of the Credit Transactions.
(m) All other legal matters in connection with the Credit Transactions shall be satisfactory to the Agent, the Lenders and their respective legal counsel.
(n) The Agent shall have received such other documents as the Lenders or the Agent or the Agent's legal counsel shall reasonably deem necessary.
ARTICLE V.  AFFIRMATIVE COVENANTS
The Borrower covenants and agrees with each Lender that, subject to Section
                                                                    -------
9.20 hereof, so long as this Agreement shall remain in effect, or the principal
----
of or interest on any Note, Commitment Fee or any fee, expense or amount payable hereunder or in connection with any of the Credit Transactions shall be unpaid, unless the Required Lenders shall otherwise consent in writing, it will, and will cause each of its Subsidiaries and, with respect to Section 5.07
                                                                   ------------
hereof, each ERISA Affiliate to:

SECTION 5.01.  Legal Existence.  Do or cause to be done all things necessary to
               ----------------
preserve, renew and keep in full force and effect its legal existence, except as otherwise permitted under Section 6.05 hereof and except for the dissolution
                             ------------
or other cessation of existence of any Subsidiary of the Borrower which the Borrower has determined to be unnecessary for the conduct of its business.
SECTION 5.02.  Businesses and Properties.  At all times (a) do or cause to be
               --------------------------
done all things necessary to preserve, renew and keep in full force and effect the rights, licenses, permits, franchises, patents, copyrights, trademarks and trade names material to the conduct of its businesses; (b) maintain and operate such businesses in the same general manner in which they are presently conducted and operated; (c) comply with all laws, rules, regulations and governmental orders (whether federal, state or local) applicable to the operation of such businesses, whether now in effect or hereafter enacted (including, without limitation, all applicable laws, rules, regulations and governmental orders relating to environmental protection and to public and employee health and safety) the lack of compliance with which would have a material adverse effect on the business, assets, operations, prospects or condition, financial or otherwise, of the Borrower and its Subsidiaries taken as a whole or on the ability of the Borrower or any Guarantor to perform its obligations under the Credit Documents; (d) take all actions which may be required to obtain, preserve, renew and extend all licenses, permits, franchises and other authorizations which are material to the operation of such businesses; and (e) at all times maintain, preserve and protect all property material to the conduct of such businesses and keep such property in good repair, working order and condition and from time to time make, or cause to be made, all needful and proper repairs, renewals, additions, improvements and replacements of such property necessary in order to continue its business as currently conducted.
SECTION 5.03.  Insurance.  (a) Keep its insurable properties adequately insured
               ----------
at all times by financially sound and reputable insurers, (b) maintain such other insurance, to such extent and against such risks, including casualty and business interruption and other risks insured against by extended coverage, as is customary with companies similarly situated and in the same or similar businesses, naming Agent as loss payee and additional insured, (c) maintain in full force and effect public liability insurance against claims for personal injury or death or property damage occurring upon, in, about or in connection with the use of any properties owned, occupied or controlled by the Borrower or any of its Subsidiaries, in such amount as the Borrower or such Subsidiary shall reasonably deem necessary and naming Lenders as loss payee and additional insured, and (d) maintain such other insurance as may be required by law or as may be reasonably requested by the Agent for purposes of assuring compliance with this Section 5.03, and naming Lenders as loss payee and additional
          ------------
insured.
SECTION 5.04.  Taxes.  Pay and discharge promptly when due all taxes,
               -----
assessments and governmental charges or levies imposed upon it or upon its income or profits or in respect of its property before the same shall become delinquent or in default, as well as all lawful claims for labor, materials and supplies or otherwise, which, if unpaid, might give rise to Liens upon such properties or any part thereof, other than any taxes or assessments the validity of which is being contested by it in good faith by appropriate proceedings, and with respect to which it has set aside on its books cash reserves in an amount not less than the aggregate amount secured by such Liens (including, without limitation, the amount of taxes and assessments being contested and any interest and penalties payable in respect thereof). The Borrower and each of its Subsidiaries promptly shall make all required payments, deposits and filings with respect to payroll tax reporting and liability when due.
SECTION 5.05.  Financial Statements, Reports, Etc.  Furnish to the Agent and
               -----------------------------------
each Lender:
(a) within ninety (90) days after the end of each Fiscal Year, audited Consolidated and, if requested by the Agent, consolidating, balance sheets and statements of income, expenses and retained earnings, showing the Consolidated financial condition of the Borrower and its Consolidated Subsidiaries as of the close of such Fiscal Year and the results of their operations during such year, and audited Consolidated statements of shareholders' equity and cash flow of the Borrower and its Consolidated Subsidiaries as of the close of such Fiscal Year, all the foregoing financial statements referred to above to be in reasonable detail and stating in comparative form the figures as at the end of and for the previous Fiscal Year and to be audited by independent public accountants of recognized national standing acceptable to the Agent, which report shall not contain any qualification except with respect to new accounting principles mandated by the Financial Accounting Standards Board and to be in form reasonably acceptable to the Agent, together with a copy of the Borrower's SEC Form 10-K filed for such prior Fiscal Year;

(b) within forty-five (45) days after the end of each quarter in each Fiscal Year, unaudited Consolidated and, if requested by the Agent, consolidating balance sheets and statements of income, expenses and retained earnings showing the Consolidated financial condition of the Borrower and its Consolidated Subsidiaries as of the end of each such fiscal quarter and the results of operations of the Borrower and its Consolidated Subsidiaries as of the end of each such fiscal quarter, and unaudited Consolidated statements of shareholders' equity and cash flow of the Borrower and its Consolidated Subsidiaries as of the end of each such fiscal quarter, each of the foregoing financial statements referred to above to be in reasonable detail and stating in comparative form the figures as at the end of and for the comparable periods of the preceding Fiscal Year and to be prepared and certified by a Responsible Officer of the Borrower as presenting fairly in all material respects the Consolidated financial condition and results of operations of the Borrower and its Consolidated Subsidiaries and as having been prepared in accordance with GAAP consistently applied, in each case subject to normal year-end audit adjustments and the absence of footnotes, together with a copy of the Borrower's SEC Form 10-Q filed for such fiscal quarter;
(c) concurrently with any delivery of (i) audited financial statements as of the close of each of the Borrower's Fiscal Years pursuant to clause (a) above,
                                                             ----------
and (ii) unaudited financial statements as of the close of each of the Borrower's fiscal quarters pursuant to clause (b) above, a Compliance
                                       ----------
Certificate by a Responsible Officer of the Borrower, together with computations and work papers demonstrating compliance, as of the dates of the financial statements being furnished at such time, with the financial covenants set forth in Section 6.07 through 6.11 hereof;
             ------------         ----
(d) no later than 3:00 p.m. Dallas, Texas time on Wednesday of each week, a Borrowing Base Report covering the period from Sunday of the prior week through Saturday of such prior week, certified by a Responsible Officer of the Borrower;
(e) copies of such registration statements, annual, periodic and other reports, and such proxy statements, financial information and other information, if any, as shall be filed by the Borrower or any of its Subsidiaries with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 or the Securities Exchange Act of 1934, as soon as possible after such statements or information are publicly available;
(f) no later than the beginning of each Fiscal Year, commencing with Borrower's Fiscal Year beginning July 1, 1999, financial operation projections for the Borrower and its Subsidiaries for the next five (5) Fiscal Years and projections for the first such Fiscal Year on a quarterly basis prepared by management and in form consistent with the financial projections provided prior to the Closing Date;
(g) promptly upon a Responsible Officer of the Borrower becoming aware thereof, notice to the Agent of the breach by any party of any material agreement with the Borrower or any of its Subsidiaries;
(h) promptly upon a Responsible Officer of the Borrower becoming aware thereof, notice to the Agent of any "event of default" under any other agreement, document or instrument for representing Indebtedness in excess of one million dollars ($1,000,000);
(i)  such other information as the Agent or any Lender may reasonably request.
SECTION 5.06.  Litigation and Other Notices.  Give the Agent written notice
               -----------------------------
promptly after a Responsible Officer of the Borrower becoming aware thereof, but in any event within five (5) Business Days, of the following:
(a) the issuance by any court or governmental agency or authority of any injunction, order, decision or other restraint against the Borrower or a Guarantor prohibiting, or having the effect of prohibiting, the making of the Loans, or invalidating, or having the effect of invalidating, any provision of this Agreement, any of the Notes, any other Credit Document or the first priority Lien of the Collateral Trustee on the Collateral or the initiation of any litigation or similar proceeding seeking any such injunction, order, decision or other restraint;
(b) the filing or commencement of any action, suit or proceeding against the Borrower or any of its Subsidiaries, whether at law or in equity or by or before any court or any federal, state, municipal or other governmental agency or authority which, if adversely determined, could reasonably be expected to:
(i) result in liability of the Borrower or any of its Subsidiaries in an amount of one million five hundred thousand dollars ($1,500,000) or more; (ii) cause a material adverse change in the business, assets, operations, prospects or condition, financial or otherwise of the Borrower and its Subsidiaries taken as a whole or (iii) materially impair the right of any Person to perform its obligations under this Agreement, any Note or any other Credit Document, if there were an adverse determination against the Borrower or any Subsidiary;

(c) any Default or Event of Default, specifying the nature and extent thereof and the action (if any) which is proposed to be taken with respect thereto;
(d) any development in the business or affairs of the Borrower or any of its Subsidiaries which management reasonably expects to result in a material adverse change in the business, assets, operations, prospects or condition, financial or otherwise of the Borrower and its Subsidiaries taken as a whole; and
(e) any Asset Sale involving assets with a book value in excess of two million five hundred thousand dollars ($2,500,000).
SECTION 5.07.  ERISA.
               -----
(a) Pay and discharge promptly any liability imposed upon it pursuant to the provisions of Title IV of ERISA; provided, however, that neither the Borrower
                                 --------  -------
nor any ERISA Affiliate shall be required to pay any such liability if (i) the amount, applicability or validity thereof shall be diligently contested in good faith by appropriate proceedings, and (ii) such Person shall have set aside on its books reserves which, in the opinion of a Responsible Officer of such Person, are adequate with respect thereto.
(b) Deliver to the Agent, promptly, and in any event within thirty (30) days, after (i) the Borrower becomes aware of the occurrence of any Reportable Event, a copy of the materials that are filed with the PBGC, or the materials that would have been required to be filed if the thirty-day notice requirement to the PBGC was not waived, (ii) the Borrower or any ERISA Affiliate or an administrator of any Pension Plan files with participants, beneficiaries or the PBGC a notice of intent to terminate any such Plan, a copy of any such notice,
(iii) the Borrower or any ERISA Affiliate or an administrator of any Pension Plan receives notice from the PBGC of the PBGC's intention to terminate any Pension Plan or to appoint a trustee to administer any such Plan, a copy of such notice, (iv) the Borrower or any ERISA Affiliate knows of any event or condition which could reasonably be expected to constitute grounds under the provisions of Section 4042 of ERISA for the termination of (or the appointment of a trustee to administer) any Pension Plan, an explanation of such event or condition, (v) the receipt by the Borrower or any ERISA Affiliate receives an assessment of withdrawal liability under Section 4201 of ERISA from a Multiemployer Plan, a copy of such assessment, (vi) the Borrower or any ERISA Affiliate knows of any event or condition which could reasonably be expected to cause any one of them to incur a liability under Section 4062, 4063, 4064 or 4069 of ERISA or Section 412(n) or 4971 of the Code, an explanation of such event or condition, and (vii) the Borrower or any ERISA Affiliate knows that an application is to be, or has been, made to the Secretary of the Treasury for a waiver of the minimum funding standard under the provisions of Section 412 of the Code, a copy of such application, and in each case described in clauses (i)
                                                                    -----------
through (iii) and clauses (iv) through (vi) together with a statement signed by
        -----     ------------         ----
a Responsible Officer setting forth details as to such Reportable Event, notice, event or condition and the action which the Borrower or such ERISA Affiliate proposes to take with respect thereto; provided, however, that the
                                                 --------  -------
Borrower shall not have any reporting obligation under this Section 5.07 with
                                                            ------------
respect to any Reportable Event, notice, event or condition which, when taken together with all other Reportable Events, notices, events or conditions, could subject the Borrower or any ERISA Affiliate to any taxes, penalties or other liabilities which could not reasonably be expected to have a material adverse effect on the financial condition of the Borrower or any ERISA Affiliate.
SECTION 5.08.  Maintaining Records; Access to Properties and Collateral;
               ---------------------------------------------------------
Inspections.  Maintain financial records in accordance with accepted financial
-----------
practices and, upon prior written notice, permit any authorized representative designated by Agent to visit and inspect Borrower's locations and the Collateral subject to and consistent with the Borrower's security practices) during regular business hours and the financial records of the Borrower and its Subsidiaries, and permit any authorized representative designated by Agent to discuss the affairs, finances and condition of the Borrower with its Responsible Officers and its independent public accountants, as applicable. At the Borrower's expense (which expense shall not, prior to the occurrence of any Default or Event of Default, exceed $3,000 during any Fiscal Year), the Agent or Agent's designee shall have the right to inspect and verify, up to two times annually (or, upon the occurrence and during the continuance of an Event of Default, as often as the Agent may request), the existence and condition of the Collateral and the books and records of the Borrower and its Subsidiaries and their compliance with the terms and conditions of this Agreement and the other Credit Documents. The Required Lenders shall have the right to cause the Agent to conduct any such inspection and verification upon written request. Notwithstanding anything to the contrary contained herein, the Lenders and the Agent agree to make reasonable efforts to coordinate each of the foregoing visits and inspections through the Agent.

SECTION 5.09.  Use of Proceeds.  Use the proceeds of the Revolving Credit
               ---------------
Loans, the Advance Term Loans as set forth in Section 3.13 hereof and only for
                                              ------------
such purposes.
SECTION 5.10.  Fiscal Year-End.  Cause its Fiscal Year to end on June 30 in
               ---------------
each calendar year. The Borrower may change its Fiscal Year to end on any other date by giving written notice to the Agent and Lenders.
SECTION 5.11.  Additional Guarantors and Pledge of Assets.  Inform the Agent
               ------------------------------------------
within five (5) Business Days before the creation or acquisition of any direct or indirect Subsidiary. The Borrower and the Lenders intend that any such new Subsidiary of the Borrower shall obtain the benefit of the Total Revolving Credit Commitment and the Total Advance Term Loan Commitment and shall become a Guarantor pursuant to terms similar to each Guarantor on the date hereof. Within fifteen (15) Business Days from the acquisition or formation of any such additional Subsidiary, the Borrower shall cause such Subsidiary (a) to promptly execute, in form and substance satisfactory to the Agent, all documents necessary for such Subsidiary to become a Guarantor hereunder (including a Guaranty Agreement substantially in the form of Exhibit G hereto), and (b) to
                                                ---------
effect such Subsidiary's conveyance of a first priority Lien in its assets (subject only to Liens permitted by Section 6.01 hereof) in favor of the
                                    ------------
Collateral Trustee for the benefit of the Lenders pursuant to the Security Documents (but only if, with respect to this clause (b), such Subsidiary is a Significant Subsidiary). Any such additional Significant Subsidiary's assets shall thereupon become part of the Collateral, and such Significant Subsidiary's Cash Holdings shall thereupon become part of the Borrowing Base; provided, however, that the Agent may, in its sole discretion, audit and
--------  -------
inspect such Significant Subsidiary's assets (including, without limitation, such Significant Subsidiary's Cash Holdings) at the Borrower's expense, and, if the results of such audit and inspection are not satisfactory to the Agent in its sole discretion, such Subsidiary's Cash Holdings shall no longer be part of the Borrowing Base. The Required Lenders shall have the right to cause the Agent to conduct such an audit and inspection upon written request and such audits and inspections shall be in addition to the audits described in Section
                                                                       -------
5.08 hereof.  In addition, within fifteen (15) Business Days from the
----
acquisition or formation of any additional Subsidiary of the Borrower, the Borrower shall execute, or shall cause its Subsidiary to execute, as applicable, all documents (including a Stock Pledge Agreement substantially in the form of Exhibit I hereto) necessary to effect the Borrower's or such
            ---------
Subsidiary's, as applicable, conveyance of a first priority Lien in the capital stock of such additional Subsidiary in favor of the Collateral Trustee for the benefit of the Lenders, and such additional Subsidiary's capital stock shall thereupon become part of the Collateral. If reasonably requested by the Agent, the Borrower shall cause its legal counsel to deliver to the Agent, simultaneously with the Credit Documents referred to in this Section 5.11, a
                                                             ------------
legal opinion containing opinions reasonably requested by the Agent with respect to, if applicable, (i) the stock or asset acquisition, (ii) the formation of such Subsidiary, (iii) the pledge of such Subsidiary's capital stock to the Collateral Trustee, (iv) the pledge of acquired assets to the Collateral Trustee and the perfection of the Collateral Trustee's security interest therein, (v) the addition of such Subsidiary as a Guarantor, and (vi) such other matters reasonably related thereto; such legal opinion to be in form and substance satisfactory to the Agent.
SECTION 5.12.  Environmental Legislation.
               -------------------------
(a) Comply in all material respects with all federal, state and local laws or regulations applicable to it that have been enacted or adopted regulating the discharge of substances into the environment or primarily for the purpose of protecting the environment ("Environmental Legislation"), and provide written
                            ---------------------------
notice to the Agent within five (5) days of the receipt by any Responsible Officer of the Borrower of any notice of any violation of any Environmental Legislation from any federal, state or local governmental authority charged with enforcing such Environmental Legislation, which violation alone, or together with other such violations, notice of which has been previously or concurrently received, does have or could reasonably be expected to have a Material Adverse Effect.
(b) In the event that any investigation, site monitoring, containment, cleanup, removal, restoration or other remedial work of any kind or nature ("Remedial Work") with respect to any of the properties of the Borrower or any
  -------------
of its Subsidiaries (whether owned, leased, subleased or used by such Person) is required to be performed by the Borrower or any of its Subsidiaries under any applicable local, state or federal law or regulation, any judicial order, or by any governmental entity because of, or in connection with, the current or future presence, suspected presence, release or suspected release of a hazardous substance in or into the air, soil, groundwater, surface water or soil vapor, commence all such Remedial Work for which the Borrower or such Subsidiary is legally responsible under applicable federal, state or local law at or prior to the time required therefor under applicable laws, regulations or orders and thereafter diligently prosecute to completion all such Remedial Work in accordance with and within the time allowed under such applicable laws, regulations or orders of such governmental or nongovernmental entity, except where the necessity of the conduct of Remedial Work or obligation of Borrower is being contested in good faith in the manner provided by law or would not reasonably be expected to have a Material Adverse Effect.
SECTION 5.13.  Pay Obligations to Lenders and Perform Other Covenants.  Make
               ------------------------------------------------------
full and timely payment of the Obligations, whether now existing or hereafter arising, and duly comply with all the terms and covenants contained in this Agreement (including, without limitation, the borrowing limitations and mandatory prepayments in accordance with Article II hereof) or in any other Credit Document at the times and places and in the manner set forth herein or therein, as applicable.
SECTION 5.14.  Assurances.  Promptly execute and deliver any and all other and
               ----------
further agreements, documents, instruments, and other writings which may be requested by the Agent in good faith to cure any defect in the execution and delivery of any Credit Document or more fully to describe particular aspects of the agreements set forth in the Credit Documents or intended to be set forth.
SECTION 5.15.  Certain Changes.  Notify the Agent at least thirty (30) days
               ---------------
prior to the date that any of the Borrower or any Guarantor changes its name or the location of its chief executive office or principal place of business or the place where it keeps its books and records or the location of any of the Collateral.
SECTION 5.16.  Assignment of Leases.  Promptly execute and deliver, in form and
               --------------------
substance satisfactory to Agent, assignments of leases with respect to any real property leases of office space which are renewed or entered into after the Closing Date; provided, however, that Borrower and its Subsidiaries shall not
              --------  -------
required to deliver an assignment of lease with respect to any particular lease of office space if (i) the consent of the relevant landlord is required as a condition to such assignment, and (ii) despite its best efforts to do so, Borrower or its Subsidiary, as the case may be, is unable to obtain such consent from the relevant landlord.
SECTION 5.17.  Year 2000 Compliance.  Perform all acts reasonably necessary to
               --------------------
ensure that Borrower and its Subsidiaries become Year 2000 Compliant in a timely manner. As used herein, "Year 2000 Compliant" shall mean, in regard to
                                -------------------
any entity, that all software, hardware, firmware, equipment, goods or systems material to the business operations or financial condition of such entity, will properly perform date sensitive functions before, during and after the year 2000. Borrower shall, immediately upon request, provide to Agent such certifications or other evidence of Borrower's compliance with the terms hereof as Agent may from time to time reasonably require.

ARTICLE VI.  NEGATIVE COVENANTS
The Borrower covenants and agrees with each Lender that, subject to Section
                                                                    -------
9.20 hereof, so long as this Agreement shall remain in effect, or the principal
----
of or interest on any Note, any Commitment Fee or any other fee, expense or amount payable hereunder or in connection with any of the Credit Transactions shall be unpaid, unless the Required Lenders shall otherwise consent in writing, it will not and will not cause or permit any of its Subsidiaries and, in the case of Section 6.14 hereof, any ERISA Affiliate to, either directly or
               ------------
indirectly:
SECTION 6.01.  Liens.  Incur, create, assume or permit to exist any Lien on any
               -----
of its property or assets (including the stock of any direct or indirect Subsidiary), whether owned at the date hereof or hereafter acquired, or assign or convey any rights to or security interests in any future revenues, except:
                                                                      ------
(a) Liens incurred and pledges and deposits made by the Borrower or any of its Subsidiaries in the ordinary course of business in connection with workers' compensation, unemployment insurance, old-age pensions and other social security benefits (not including any Lien described in Section 412(m) of the Code);
(b) Liens imposed by law, such as carriers', warehousemen's, mechanics', materialmen's and vendors' liens and other similar liens, incurred in good faith in the ordinary course of the business of the Borrower or any of its Subsidiaries and securing obligations which are not overdue for a period of more than ninety (90) days or which are being contested in good faith by appropriate proceedings as to which the Borrower or any of its Subsidiaries, as the case may be, shall, to the extent required by GAAP, applied on a consistent basis, have set aside on its books adequate reserves;

(c) Liens securing the payment of taxes, assessments and governmental charges or levies, that are not delinquent or are being diligently contested in good faith by appropriate proceedings and as to which reserves have been established in an amount not less than the aggregate amount secured by such Liens (including, without limitation, the amount of taxes and assessments being contested and any interest and penalties payable in respect thereof);
(d) zoning restrictions, easements, licenses, reservations, provisions, covenants, conditions, waivers, restrictions on the use of property of the Borrower or any of its Subsidiaries or minor irregularities of title with respect thereto (and with respect to leasehold interests, mortgages, obligations, liens and other encumbrances incurred, created, assumed or permitted to exist and arising by, through or under a landlord or owner of the leased property, with or without consent of the lessee) which do not in the aggregate materially detract from the value of said property or assets or materially impair the use thereof in the operation of its business;
(e) Liens (including any Capitalized Lease) originally created to secure payment of a portion of the purchase price or construction costs, as the case may be, relating to any real property or equipment or any interest therein, upon such real property, equipment (including furniture and fixtures) or interest therein; provided, that (i) the outstanding principal amount of
                  --------  ----
Indebtedness secured by any such Lien does not exceed one hundred percent (100%) of the lesser of (x) the purchase price actually paid by the Borrower or any of its Subsidiaries (or, in the case of a Capitalized Lease, by the owner) for the real property or equipment or interest therein which is encumbered by such Lien, and/or the construction costs actually incurred by the Borrower or any of its Subsidiaries with respect to the improvements thereto, as the case may be, (ii) the Indebtedness secured by any such Lien (including, in the case of any Capitalized Lease, the Capitalized Lease Obligation in respect of such Capitalized Lease) is permitted by this Agreement, and (iii) any such Lien does not encumber any other asset at any time owned by the Borrower or any of its Subsidiaries;
(f)  Liens existing on the Closing Date set forth in Schedule 6.01 hereto and
                                                     -------------
approved by the Agent, but not the extension, renewal or refunding of the Indebtedness secured thereby;
(g)  Liens created in favor of the Collateral Trustee; and
(h) Liens securing the performance of bids, tenders, leases, contracts (other than for the repayment of borrowed money), statutory obligations, surety, customs and appeal bonds, and other obligations of like nature, incurred as an incident to and in the ordinary course of business of the Borrower or any of its Subsidiaries.
SECTION 6.02.  Sale and Lease-Back Transactions.  Except as described on
               --------------------------------
Schedule 6.02 hereto, enter into any arrangement, directly or indirectly, with
-------------
any Person whereby it shall sell or transfer any property, real or personal, and used or useful in its business, whether now owned or hereafter acquired, and thereafter rent or lease such property or other property which it intends to use for substantially the same purpose or purposes as the property being sold or transferred, except for any such arrangements that are entered into in the Borrower's ordinary course of business.
SECTION 6.03.  Indebtedness for Borrowed Money and Guarantees.
               ----------------------------------------------
(a) Incur, create, assume or permit to exist any Indebtedness for borrowed money (excluding Guarantees) that is secured by Liens other than (i) Indebtedness secured by Liens permitted under Section 6.01 hereof in an amount
                                              ------------
not to exceed three million dollars ($3,000,000) per item of Indebtedness and five million dollars ($5,000,000) in the aggregate; (ii) Indebtedness existing on the date hereof and listed in Schedule 6.03 hereto and approved by the
                                 -------------
Agent; provided, that, such Indebtedness shall not after the date hereof (A)
       --------  ----
increase in amount (except increases subject to limitations in amount in existence on the date hereof); (B) be secured by Liens not in existence on the date hereof, or (C) change in regard to seniority in any respect; and (iii) Indebtedness incurred hereunder (including, without limitation, any Swingline Loans and any drawings under any Letter of Credit).
(b) Incur, create, assume or permit to exist any Guarantees other than (without duplication): (i) Guarantees of the Obligations; (ii) Guarantees existing on the date hereof listed in Schedule 6.03 hereto and approved by the
                                      -------------
Agent, but not the extension, renewal or refunding thereof.
(c) Incur, create, assume or permit to exist any unsecured Indebtedness other than (i) current accounts payable and unsecured current liabilities (not the result of borrowing) incurred in the ordinary course of business of the Borrower to vendors, suppliers and Persons providing services, for expenditures for goods and services normally required by it in the ordinary course of business and on ordinary trade terms, including (without limitation) obligations pursuant to the Money Order Agreement and (ii) Indebtedness evidenced by Deferred Payment Obligations in an amount not to exceed two million dollars ($2,000,000) in the aggregate at any time.

SECTION 6.04.  Equity Interest in Subsidiaries.  Sell, transfer, encumber,
               -------------------------------
pledge or otherwise dispose of any partnership interests, stock or equity securities of, or other equity interests (including, without limitation, any options, warrants or other rights to acquire any equity interests) in, any Subsidiary or permit any of its Subsidiaries to issue any additional equity other than to the Borrower or to a Subsidiary of the Borrower; provided,
                                                               --------
however, that Borrower may sell, transfer, or otherwise dispose of its
-------
partnership interests, stock or equity securities of, or other equity interest in, any Subsidiary if (i) no Default or Event of Default has occurred and is continuing hereunder or would otherwise occur as a result of any such disposition and (ii) the aggregate net proceeds received by Borrower in respect of all such sales during any Fiscal Year does not exceed two million five hundred thousand dollars ($2,500,000).
SECTION 6.05.  Consolidations, Mergers and Sales of Assets.  (a) Directly or
               -------------------------------------------
indirectly consolidate with or merge into any other Person, or permit another Person to merge into it, unless it is a Guarantor merging into the Borrower (with the Borrower being the surviving entity) or another Guarantor; provided,
                                                                     --------
that, (i) such entity has provided the Agent with written notice at least ten
----
(10) Business Days prior to such merger, and (ii) all Liens in favor of the Collateral Trustee granted by such entities continue to be valid, perfected and first priority (except for pre-existing Liens on the assets of such other Person which are permitted under Section 6.01 hereof), or (b) acquire all or
                                 ------------
substantially all the capital stock or assets of, or ownership interests in, any other Person unless it is an Acceptable Acquisition and then, only if (i) no Default or Event of Default has occurred and is continuing or would otherwise occur as a result of such acquisition and (ii) the Borrower furnishes to the Agent and each Lender (if requested) computations and work papers demonstrating that the Borrower will be in compliance with the financial covenants set forth herein after giving effect to such acquisition, or (c) sell, lease, transfer or assign to any Persons or otherwise dispose of
(whether in one transaction or a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired), or sell any of its assets other than in the ordinary course of business, including any Asset Sales unless Borrower complies with the requirements of Section 2.09(b); except any
                                                  ---------------
Subsidiary of the Borrower may sell or lease any of its assets to the Borrower or to another Subsidiary of the Borrower; provided, that, all Liens on any such
                                          --------  ----
assets in favor of the Collateral Trustee continue to be valid, perfected and first priority.
SECTION 6.06.  Loans and Advances.  Make any loan or advance to or equity
               ------------------
investment in any other Person other than (without duplication):
(a) Loans and advances by Borrower or any Subsidiary to its officers and employees for salary and other compensatory benefits, travel advances, advances against commissions and other similar advances in the ordinary course of business, provided that the amount of such advances does not exceed one million dollars ($1,000,000) per advance and three million dollars ($3,000,000) in the aggregate at any time;
(b)  Loans and advances to any Subsidiary; or
(c)  Loans and advances existing on the date hereof and listed on Schedule 6.06
                                                                  -------------
hereto and approved by the Agent, but not the increase, extension, renewal or refunding thereof; or
(d) Loans and advances to the Borrower's retail financial service customers in the ordinary course of its business.
SECTION 6.07.  Net Worth.  At any time permit Net Worth of the Borrower and its
               ---------
Subsidiaries on a Consolidated basis at any time to be less than thirty-five million dollars ($35,000,000), plus (b) seventy-five percent (75%) of all Net
                               ----
Income earned after the Closing Date during any fiscal quarter, provided,
                                                                --------
however, that fiscal quarters in which Net Income is a negative amount will be
-------
excluded from the calculation of Net Income earned after the Closing Date, plus
                                                                           ----
(c) an amount equal to the proceeds of any equity offering (net of offering and professional fees and expenses) by the Borrower or any of its Subsidiaries occurring after the Closing Date.
SECTION 6.08.  EBITDA.  At the end of any fiscal quarter, permit the aggregate
               ------
EBITDA on a Consolidated basis for the four previous quarters to be less than eighty-five percent (85%) of the aggregate EBITDA on a Consolidated basis for the four consecutive fiscal quarters reported at the prior fiscal quarter end, provided, however, that aggregate EBITDA for any four consecutive fiscal
--------  -------
quarters shall never be less than seventeen million dollars ($17,000,000).
SECTION 6.09.  Debt to Cash Flow Ratio.  Permit the Debt to Cash Flow Ratio of
               -----------------------
the Borrower and its Subsidiaries on a Consolidated basis to be more than the following at the end of any fiscal quarter occurring during the periods set forth below:

                Fiscal Quarter End          Debt to Cash Flow Ratio
                ------------------          -----------------------

Closing Date through and including    June 30,     3.00:1.00
                     1999

July 1, 1999 through and including    June 30,     2.50:1.00
                     2000

July 1, 2000 through and including    June 30,     2.00:1.00
                     2001

          July 1, 2001 and thereafter              1.5:1.00

SECTION 6.10.  Fixed Charge Coverage Ratio.  Permit the Fixed Charge Coverage
               ---------------------------
Ratio of the Borrower and its Subsidiaries on a Consolidated basis to be less than 1.60 to 1.00.
SECTION 6.11.  Cash Flow Coverage Ratio.  Permit the Cash Flow Coverage Ratio
               ------------------------
of the Borrower and its Subsidiaries on a Consolidated basis to be less than the following at the end of any fiscal quarter occurring during the periods set forth below:

           Fiscal Quarter End               Cash Flow Coverage Ratio
           ------------------               ------------------------
Closing Date through and including                 1.80:1.00
           June 30, 1999
July 1, 1999 and thereafter                        1.30:1.00

SECTION 6.12.  Use of Proceeds.  Permit the proceeds of any Loan to be used for
               ---------------
any purpose which entails a violation of, or is inconsistent with, Regulation G, T, U or X of the Board or Section 3.13 hereof.
                             ------------
SECTION 6.13.  ERISA.
               -----
(a) Engage in any transaction in connection with which the Borrower or any ERISA Affiliate could be subject to either a material civil penalty assessed pursuant to the provisions of Section 502 of ERISA or a material tax imposed under the provisions of Section 4975 of the Code.
(b) Terminate any Pension Plan in a "distress termination" under Section 4041 of ERISA, or take any other action which could result in a material liability of the Borrower or any ERISA Affiliate to the PBGC.
(c) Fail to make payment when due of all amounts which, under the provisions of any Plan, the Borrower or any ERISA Affiliate is required to pay as contributions thereto, or, with respect to any Pension Plan, permit to exist any material "accumulated funding deficiency" (within the meaning of Section 302 of ERISA and Section 412 of the Code), whether or not waived, with respect thereto.
(d) Adopt an amendment to any Pension Plan requiring the provision of security under Section 307 of ERISA or Section 401(a)(29) of the Code.
SECTION 6.14.  Modifications and Prepayments.  Modify, amend or otherwise alter
               -----------------------------
the terms or provisions governing any portion of its Indebtedness to adversely affect the Lenders without the prior written consent of the Required Lenders.
SECTION 6.15.  Transactions with Affiliates.  Except as otherwise specifically
               ----------------------------
set forth in this Agreement and except for (i) leases negotiated in connection with Acceptable Acquisitions, (ii) transactions permitted pursuant to the terms of this Agreement, or (iii) leases entered into in the ordinary course of establishing or maintaining the Borrower's retail locations, directly or indirectly purchase, acquire or lease any property from, or sell, transfer or lease any property to, or enter into any other transaction with, any of its stockholders, Affiliates or agents or any relative thereof, except at prices and on terms not less favorable to it than that which would have been obtained in an arm's-length transaction with a non-affiliated third party.
SECTION 6.16.  Other Agreements.  Enter into (a) any agreement which requires
               ----------------
it to comply with any financial covenant to the extent that such financial covenant could reasonably be expected to be more restrictive than any of the financial covenants contained in this Agreement, unless this Agreement is amended to include such financial covenant contemporaneously upon the execution and delivery of such other agreement, or (b) without the prior written consent of the Required Lenders, any agreement for the acquisition of the stock or assets of any other business entity, unless such proposed acquisition is an Acceptable Acquisition. Neither the Borrower nor any Subsidiary shall amend or modify any material agreement existing on the date hereof, to which the Borrower or any Subsidiary is a party, if such amendment or modification would have a material and adverse effect on the Lenders.
SECTION 6.17.  Restricted Payments.  At any time, through any outlay other than
               -------------------
issuance of the Borrower's own stock or cash payments in lieu of the issuance of fractional shares (a) redeem, retire, otherwise acquire, or prepay, directly or indirectly, any shares of its capital stock, or any other equity interest;
(b) declare or pay any cash dividend; or (c) make any other distribution of any property or cash to owners of an equity interest in their capacity as such.
SECTION 6.18.  Limitation on Investments.  Make or permit to exist, any capital
               -------------------------
contributions to, or make any investment in, or purchase or commit to purchase any stock or other securities or evidences of indebtedness of or interests in any Person which is not a Subsidiary ("Investments"), except the following:
                                      -------------
(a)  Liquid Investments;
(b)  Acceptable Acquisitions;
(c) trade and customer accounts receivable which are for goods furnished or services rendered in the ordinary course of business and are payable in accordance with customary trade terms;
(d)  Investments existing on the date hereof and described on Schedule 6.19;
                                                              -------------
and
(e) Investments not exceeding five million dollars ($5,000,000) in the aggregate in any businesses which are engaged in the same or a substantially similar line of business to that of the Borrower.
ARTICLE VII.  EVENTS OF DEFAULT
In case of the happening of any of the following events (herein called "Events
                                                                       -------
of Default"):
-----------
(a) default shall be made in the payment of any principal of any Note or of any amount payable under or in connection with any Letter of Credit when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or by acceleration thereof or otherwise;
(b) default shall be made in the payment of any interest on any Note, of any Commitment Fee or of any fee or any other amount payable hereunder or in connection with any of the Credit Transactions when and as the same shall become due and payable and the Borrower's failure to cure such default within two (2) Business Days of written notice from Agent;
(c) any representation or warranty made or deemed made in or in connection with this Agreement or any other Credit Document furnished at any time to the Agent or any Lender by or on behalf of the Borrower or any Guarantor, or the borrowings hereunder, shall prove to have been incorrect in any material respect when made or deemed to be made;
(d) (i) default shall be made in the due observance or performance of any covenant, condition or agreement to be observed or performed on the part of the Borrower or any of its Subsidiaries pursuant to Sections 5.06, 5.08, 5.11 or
                                                ----------------------------
5.13 or Articles II, VI or IX of this Agreement, or (ii) default shall be made
----    -----------  --    --
in the due observance or performance of any covenant, condition or agreement to be observed or performed on the part of Borrower or any of its Subsidiaries pursuant to Sections 5.01, 5.02, 5.03 or 5.05 of this Agreement and such
            ---------------------------------
default shall continue unremedied for five (5) or more consecutive Business Days after the earlier of (x) the date notice thereof shall have been given to the Borrower by any Lender, or (y) the date on which such failure becomes known to any Responsible Officer of the Borrower; or (iii) default shall be made in the due observance or performance of any other covenant, condition or agreement to be observed or performed on the part of the Borrower or any of its Subsidiaries pursuant to this Agreement and not otherwise covered by this
Article VII and such default shall continue unremedied for thirty (30) or more
-----------
consecutive Business Days after the earlier of (x) the date notice thereof shall have been given to the Borrower or such Subsidiary by any Lender, or (y) the date on which such failure becomes known to any Responsible Officer of the Borrower or such Subsidiary; provided, however, the grace periods provided for
                             --------  -------
in this paragraph (d) shall be void and of no effect unless the Borrower shall,
        -------------
to the extent the Borrower has actual knowledge thereof, provide prompt notice to the Agent (in writing) of (A) the occurrence or expected occurrence of such Default, with a certification to the Agent of the Borrower's good faith expectation that such Default shall be cured by the Borrower before the end of the grace period; and (B) the occurrence of the Borrower's cure of the Default before the end of the grace period. During the grace period, a Default shall be deemed to have occurred and be continuing until actually cured by the Borrower. If any such Default is not cured before the end of the grace period, the Agent shall have all of the rights described in this Article VII and each of the other Credit Documents without any
     -----------
restriction imposed by this paragraph (d) whatsoever;
                            -------------
(e) the Borrower or any Subsidiary of the Borrower shall (i) voluntarily commence any proceeding or file any petition seeking relief under Title 11 of the United States Code or any other federal, state or foreign bankruptcy, insolvency, liquidation or similar law, (ii) consent to the institution of, or fail to contravene in a timely and appropriate manner, any such proceeding or the filing of any such petition, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator or similar official for the Borrower or such Subsidiary or for a substantial part of its property or assets, (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors, (vi) admit in writing its inability or fail generally to pay its debts as they become due, or (vii) take corporate action for the purpose of effecting any of the foregoing;
(f) an involuntary proceeding shall be commenced or an involuntary petition shall be filed in a court of competent jurisdiction seeking (i) relief in respect of the Borrower or a Significant Subsidiary of the Borrower under Title 11 of the United States Code or any other federal, state or foreign bankruptcy, insolvency, receivership or similar law, (ii) the appointment of a receiver, trustee, custodian, sequestrator or similar official for the Borrower or a Significant Subsidiary of the Borrower or for a substantial part of the property of the Borrower or any Subsidiary of the Borrower or (iii) the winding-up or liquidation of the Borrower or a Significant Subsidiary of the Borrower; and such proceeding or petition shall continue undismissed for forty-five (45) days or an order or decree approving or ordering any of the foregoing shall continue unstayed and in effect for forty-five (45) days;
(g) the unpaid amount of the Revolving Credit Loans exceeds the Borrowing Base then in effect on or for any three (3) days and/or occasions during any consecutive twelve (12) month period;
(h) default shall be made with respect to any Indebtedness or under any Capitalized Lease Obligation of the Borrower or any Subsidiary of the Borrower in an amount exceeding one million dollars ($1,000,000) if the effect of any such default shall be to accelerate, or to permit the holder or obligee of any such Indebtedness or under such Capitalized Lease Obligations (or any trustee on behalf of such holder or obligee) at its option to accelerate the maturity of such Indebtedness or such Capitalized Lease Obligation; provided, however,
                                                           --------  -------
an Event of Default for purposes of this clause (h) shall not be deemed to
                                         ----------
exist due to the acceleration of the maturity of any obligation to a Lender or an affiliate (within the meaning of Regulation U) of a Lender solely by reason of a default in the performance of a term or condition in any agreement or instrument under or by which such obligation is created, evidenced or secured, which term or condition restricts the right of the Borrower or any other Person to sell, pledge or otherwise dispose of any margin stock (within the meaning of Regulation U) held by the Borrower or any such other Person.
(i) (i) a Reportable Event (other than a Reportable Event with respect to which the thirty (30) day notice requirement under Section 4043 of ERISA has been waived) shall have occurred with respect to a Pension Plan, (ii) the Borrower, any ERISA Affiliate, or an administrator of any Plan files a notice of intent to terminate such a Plan in a "distress termination" under the provisions of Section 4041 of ERISA, (iii) the receipt of notice by the Borrower, any ERISA Affiliate, or an administrator of a Pension Plan that the PBGC has instituted proceedings to terminate (or appoint a trustee to administer) such a Pension Plan or Multiemployer Plan, (iv) any other event or condition exists which might, in the reasonable opinion of the Agent, constitutes grounds under the provisions of Section 4042 of ERISA for the termination of (or the appointment of a trustee to administer) any Pension Plan or Multiemployer Plan by the PBGC, (v) a Pension Plan fails to maintain the minimum funding standard required by Section 412 of the Code for any plan year or a waiver of such standard is sought or granted under the provisions of
Section 412(d) of the Code, (vi) the Borrower or any ERISA Affiliate has incurred, or is likely to incur, a liability under the provisions of Section 4062, 4063, 4064 or 4201 of ERISA, (vii) the Borrower or any ERISA Affiliate fails to pay the full amount of an installment required under Section 412(m) of the Code, and in each case in clauses (i) through (vii) of this paragraph (i),
                              -----------         -----         -------------
such event or condition, together with all other such events or conditions, if any, could subject the Borrower or any ERISA Affiliate to any taxes, penalties or other liabilities which could have a material adverse effect on the financial condition of the Borrower and any ERISA Affiliate taken as a whole;

(j) the Borrower or any ERISA Affiliate (i) shall have been notified by the sponsor of a Multiemployer Plan that it has incurred any material withdrawal liability to such Multiemployer Plan, and (ii) does not have reasonable grounds for contesting such withdrawal liability and is not in fact contesting such withdrawal liability in a timely and appropriate manner;
(k) any final judgment or judgments for the payment of money shall be rendered by a court or other tribunal against the Borrower or any Subsidiary of the Borrower (but only to the extent that the same (i) is not fully covered by insurance or (ii) if fully covered by insurance, the carrier of such insurance has denied liability under such insurance) which when taken together with all other such judgments which remain outstanding and unpaid exceed(s) one million dollars ($1,000,000) (excluding the amount of commercially reasonable deductibles under insurance) and (x) any such judgment or judgments shall remain undischarged or unstayed for more than thirty (30) days, whether consecutive or not, or (y) any judgment creditor shall legally commence actions to collect on or enforce such judgment;
(l) this Agreement or any other Credit Document shall for any reason cease to be, or shall be asserted by the Borrower or any Guarantor not to be, a legal, valid and binding obligation of such Person, enforceable in accordance with its terms;
(m) any Guarantor revokes, terminates or fails to perform any of the terms, conditions, covenants or provisions of any Guaranty Agreement, Security Document, endorsement or other agreement of such Person to the Lenders;
(n)  any Change in Control;
(o) any event or change in circumstances occurs which would result in a Material Adverse Effect; or
(p) an "event of default" shall have occurred and be continuing under any Credit Document; then, and upon the occurrence of any such Event of Default (other than an event described in paragraph (e) or (f) above), and at any time
                                  -------------    ---
thereafter during the continuance of such Event of Default, the Agent may, and upon the written request of the Required Lenders shall, by written notice (or facsimile notice promptly confirmed in writing) to the Borrower, take any or all of the following actions at the same or different times: (i) terminate forthwith all or any portion of the Total Commitment and the obligations of WFB to issue or cause to be issued Letters of Credit; (ii) demand that the Borrower provide to WFB, and the Borrower upon such demand agrees to provide, cash collateral in an amount equal to the Total Letter of Credit Exposure of the Borrower then existing, such cash collateral to be deposited in a cash collateral account to be held by Agent for the benefit of WFB; and (iii) declare the Notes and all reimbursement obligations in respect of drawings under Letters of Credit then outstanding to be forthwith due and payable, whereupon the principal of such Notes together with accrued interest and fees thereon, together with all reimbursement obligations in respect of drawings under Letters of Credit and all other liabilities of the Borrower accrued hereunder, shall become forthwith due and payable both as to principal and interest, without presentment, demand, protest, notice of intent to accelerate, notice of acceleration or any other notice of any kind, all of which are hereby expressly waived by the Borrower, anything contained herein or in the other Credit Documents to the contrary notwithstanding; provided, however, that with
                                                  --------  -------
respect to an Event of Default described in paragraph (e) or (f) above, the
                                            -------------    ---
Total Commitment and the obligations of WFB to issue Letters of Credit shall automatically terminate and the Notes, all reimbursement obligations in respect of drawings under Letters of Credit, any unpaid accrued fees and any other liabilities of the Borrower accrued hereunder shall automatically become due and payable, both as to principal and interest, without presentment, demand, protest, notice of intent to accelerate, notice of acceleration or other notice of any kind, all of which are hereby expressly waived by the Borrower, anything contained herein or in the other Credit Documents to the contrary notwithstanding. The remedies provided in the Credit Documents are cumulative and not exclusive of any remedies provided by law.
ARTICLE VIII.  AGENT
In order to expedite the transactions contemplated by this Agreement, WFB is hereby appointed to act as Agent on behalf of the Lenders. Each of the Lenders and each subsequent holder of any Note by its acceptance thereof, irrevocably authorizes the Agent to take such action on its behalf and to exercise such powers hereunder as are specifically delegated to or required of the Agent by the terms hereof and the terms thereof together with such powers as are reasonably incidental thereto. WFB hereby accepts its appointment to act as Agent on behalf of the Lenders and the authorizations set forth herein.
Neither the Agent nor any of its directors, officers,
employees or agents shall be liable as such for any action taken or omitted to be taken by it or them hereunder or in connection herewith or therewith (a) at the request or with the approval of the Required Lenders (or, if otherwise specifically required hereunder or thereunder, the consent of all the Lenders) or (b) in the absence of its or their own gross negligence (but not ordinary negligence) or willful misconduct. The Agent is hereby expressly authorized on behalf of the Lenders, without hereby limiting any implied authority, (a) to receive on behalf of each of the Lenders any payment of principal of or interest on the Notes and any payment of amounts payable to WFB in connection with any Letter of Credit paid to the Agent, and all other amounts accrued hereunder paid to the Agent, and promptly to distribute to each Lender its proper share of all payments so received, (b) to distribute to each Lender copies of all notices, agreements and other material as provided for in this Agreement as received by such Agent and (c) to take all actions with respect to this Agreement and the Credit Transactions as are specifically delegated to the Agent. In the event that (a) the Borrower fails to pay when due the principal of or interest on any Note or any fee payable hereunder or any amount payable under or in connection with any Letter of Credit or (b) the Agent receives written notice of the occurrence of a Default or an Event of Default, the Agent within a reasonable time shall give written notice thereof to the Lenders, and shall take such action with respect to such Event of Default or other condition or event as it shall be directed to take by the Required Lenders; provided,
                                                                  --------
however, that, unless and until the Agent shall have received such directions,
-------
the Agent may take such action or refrain from taking such action hereunder with respect to a Default or Event of Default as it shall deem advisable in the best interests of the Lenders, except to the extent that this Agreement expressly requires that such action be taken, or not be taken, only with the consent or upon the authorization of the Required Lenders or all of the Lenders. The Agent shall not be responsible in any manner to any of the Lenders for the effectiveness, enforceability, perfection, priority, value, genuineness, validity or due execution of this Agreement or the other Credit Documents with respect thereto or any other agreements or certificates, requests, financial statements, notices or opinions of counsel or for any recitals, statements, warranties or representations contained herein or in any such instrument or be under any obligation to ascertain or inquire as to the performance or observance of any of the terms, provisions, covenants, conditions, agreements or obligations of this Agreement or any of the other Credit Documents or any other agreements on the part of the Borrower and, without limiting the generality of the foregoing, the Agent shall, in the absence of knowledge to the contrary, be entitled to accept any certificate furnished pursuant to this Agreement as conclusive evidence of the facts stated therein and shall be entitled to rely on any note, notice, consent, certificate, affidavit, letter, telegram, teletype message, statement, order or other document which it believes in good faith to be genuine and correct and to have been signed or sent by the proper Person or Persons. It is understood and agreed that the Agent may exercise its rights and powers under other agreements and instruments to which it is or may be a party, and engage in other transactions with the Borrower, as though it were not Agent of the Lenders hereunder. The Agent shall promptly give notice to the Lenders of the receipt or sending of any notice, schedule, report, projection, financial statement or other document or information pursuant to this Agreement and shall promptly forward a copy thereof to each Lender. Neither the Agent nor any of its directors, officers, employees or agents shall have any responsibility to the Borrower on account of the failure or delay in performance or breach by any Lender other than the Agent of any of its obligations hereunder or to any Lender on account of the failure of or delay in performance or breach by any other Lender or the Borrower of any of their respective obligations hereunder or in connection herewith. The Agent may consult with legal counsel selected by it in connection with matters arising under this Agreement or any other Credit Document and any action taken or suffered in good faith by it in accordance with the opinion of such counsel shall be full justification and protection to it. The Agent may exercise any of its powers and rights and perform any duty under this Agreement or any other Credit Documents through agents or attorneys. The Agent and the Borrower may deem and treat the payee of any Note as the holder thereof until written notice of transfer shall have been delivered as provided herein by such payee to the Agent and the Borrower. With respect to the Loans, the Notes and the Letters of Credit issued to or by it, the Agent in its individual capacity and not as an Agent shall have the same rights, powers and duties hereunder and under any other agreement executed in connection herewith as any other Lender and may exercise the same as though it were not the Agent, and the Agent and its affiliates may accept deposits from, lend money to and generally engage in any kind of business with the Borrower or other affiliate thereof as if it were not the Agent.

EACH LENDER AGREES (A) TO REIMBURSE THE AGENT IN THE AMOUNT OF SUCH LENDER'S PRO RATA SHARE (BASED ON ITS TOTAL COMMITMENT HEREUNDER) OF ANY EXPENSES INCURRED FOR THE BENEFIT OF THE LENDERS BY THE AGENT, INCLUDING COUNSEL FEES AND COMPENSATION OF AGENTS AND EMPLOYEES PAID FOR SERVICES RENDERED ON BEHALF OF THE LENDERS, NOT REIMBURSED BY THE BORROWER AND (B) TO INDEMNIFY AND HOLD HARMLESS THE AGENT AND ANY OF ITS DIRECTORS, OFFICERS, EMPLOYEES OR AGENTS, ON DEMAND, IN THE AMOUNT OF ITS PRO RATA SHARE, FROM AND AGAINST ALL LIABILITIES, ACTIONS, AGREEMENTS, JUDGMENTS, SUITS, COSTS, DISBURSEMENTS OF ANY KIND OR NATURE WHATSOEVER WHICH MAY BE IMPOSED ON, INCURRED BY OR ASSERTED AGAINST IT IN ITS CAPACITY AS THE AGENT OR ANY OF THEM IN ANY WAY RELATING TO OR ARISING OUT OF THIS AGREEMENT OR ANY OTHER CREDIT DOCUMENT OR ANY ACTION TAKEN OR OMITTED BY IT OR ANY OF THEM UNDER THIS AGREEMENT OR ANY OTHER CREDIT DOCUMENT, TO THE EXTENT NOT REIMBURSED BY THE BORROWER; PROVIDED, HOWEVER, THAT NO LENDER
                                              --------  -------
SHALL BE LIABLE TO THE AGENT FOR ANY PORTION OF SUCH LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENT, SUITS, COSTS, EXPENSES OR DISBURSEMENTS RESULTING FROM THE GROSS NEGLIGENCE (BUT NOT ORDINARY NEGLIGENCE) OR WILLFUL MISCONDUCT OF THE AGENT OR ANY OF ITS DIRECTORS, OFFICERS, EMPLOYEES OR AGENTS.

Each Lender acknowledges that it has, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement. Each Lender also acknowledges that it will, independently and without reliance upon the Agent or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own decisions in taking or not taking action under or based upon this Agreement, any related agreement or any document furnished hereunder. Subject to the appointment and acceptance of a successor Agent as provided below, the Agent may resign at any time by giving the Lenders and the Borrower at least thirty (30) days prior notice of such resignation and specifying the day on which such resignation will become effective, and the Agent may be removed at any time by the Required Lenders if it has breached its obligations under the Credit Documents. Upon the giving of such notice of resignation by the Agent or upon the removal of the Agent by the Required Lenders, the Required Lenders shall have the right to appoint a successor Agent; provided, that so long as no
                                                   --------  ----
Default or Event of Default then exists the appointment of such successor Agent shall be subject to the approval of the Borrower, which approval shall not be withheld or delayed unreasonably. If no successor Agent shall have been so appointed by the Required Lenders and shall have accepted such appointment within thirty (30) days after the retiring Agent gives notice of its resignation or the removal of the Agent, then the retiring or removed Agent may, on behalf of the Required Lenders, appoint a successor Agent which shall be a Lender which is a commercial bank organized under the laws of the United States of America or of any State thereof and having a combined capital and surplus of at least $100,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor bank, such successor shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring or removed Agent and the retiring or removed Agent shall be discharged from its duties and obligations hereunder. After any Agent's resignation or removal hereunder, the provisions of this Article shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as Agent. The Lenders hereby acknowledge that the Agent shall be under no duty to take any discretionary action permitted to be taken by the Agent pursuant to the provisions of this Agreement or any other Credit Document unless it shall be requested in writing to do so by the Required Lenders.
ARTICLE IX.  MISCELLANEOUS
SECTION 9.01.  Notices.  Except as otherwise expressly provided, notices,
               -------
consents and other communications provided for herein shall be in writing and shall be delivered or mailed (or in the case of facsimile communication, delivered by graphic scanning, telecopier or other telecommunications equipment, with receipt confirmed) addressed to (or such other address as shall be designated by such party in a written notice to the other parties):

if to the Borrower:              ACE Cash Express, Inc.
                                      1231 Greenway Drive, Suite 800
                                      Irving, Texas 75038
                                      Attn.: Mr. Jay B. Shipowitz
                                      Telephone: (972) 550-5030
                                      Facsimile: (972) 582-1430

with a copy to:                  Gardere & Wynne, L.L.P.
                                      3000 Thanksgiving Tower
                                      Dallas, Texas 75201
                                      Attn.: Richard A. Tulli, Esq.
                                      Telephone: (214) 999-4676
                                      Facsimile: (214) 999-4667

if to the Agent:                 Wells Fargo Bank (Texas), National Association
                                       1445 Ross Avenue
                                       MAC 5303-031, 3rd Floor
                                       Dallas, Texas 75202
                                       Attn.: Mr. Terry R. Dallas
                                       Telephone: (214) 740-1592
                                       Facsimile: (214) 740-1543

with a copy to:                  Patton Boggs, L.L.P.
                                        2200 Ross Avenue, Suite 900
                                        Dallas, Texas 75201
                                        Attn.: Robert Jeffery Cole, Esq.
                                        Telephone: (214) 871-2141
                                        Facsimile: (214) 871-2688

if to any Lender:	                      At the address set forth below its name
                                        in Schedule 2.02(a) hereto.
                                           ----------------

All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt if hand delivered or three (3) Business Days after being sent by registered or certified mail, postage prepaid, return receipt requested, if by mail, or upon receipt if by any facsimile or other telecommunications equipment, in each case addressed to such party as provided in this Section
                                                                    -------
9.01 or in accordance with the latest unrevoked direction from such party.
----
SECTION 9.02.  Survival of Agreement.  All covenants, agreements,
               ---------------------
representations and warranties made by the Borrower or any of its Subsidiaries herein or in the other Credit Documents shall be considered to have been relied upon by the Lenders and shall survive the making by the Lenders of the Loans and the execution and delivery to the Lenders of the Notes and shall continue in full force and effect as long as the principal of or any accrued interest on the Notes or any other fee or amount payable under or in connection with the Notes, this Agreement, any Letter of Credit or any other Credit Document is outstanding and unpaid and so long as the Total Commitment has not been terminated.
SECTION 9.03.  Successors and Assigns; Participations.
               --------------------------------------
(a) Whenever in this Agreement any of the parties hereto is referred to, such reference shall be deemed to include the successors and assigns of such party; and all covenants, promises and agreements by or on behalf of the Borrower, its Subsidiaries, the Agent or the Lenders that are contained in this Agreement shall bind and inure to the benefit of their respective successors and assigns. Without limiting the generality of the foregoing, the Borrower specifically confirms that any Lender may at any time and from time to time pledge or otherwise grant a security interest in any Loan or any Note (or any part thereof) to any Federal Reserve Bank. The Borrower may not assign or transfer any of its rights or obligations hereunder without the written consent of all the Lenders.
                                       158

(b) Each Lender, without the consent of the Borrower, may sell participations to one or more banks or other entities in all or a portion of its rights and obligations under this Agreement and the other Credit Documents (including, without limitation, all or a portion of its Revolving Credit Commitment or Advance Term Loan Commitment, the Loans owing to it and the Notes held by it); provided, that, (i) such Lender's obligations under this Agreement and the
--------  ----
other Credit Documents (including, without limitation, its Revolving Credit Commitment and Advance Term Loan Commitment to the Borrower hereunder) shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, and (iii) the Borrower, the Agent and the other Lenders shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement; and provided, further, that each Lender shall retain the sole right
               --------  -------
and responsibility to enforce the obligations of the Borrower and the
Guarantors relating to the Loans and the Credit Documents, including, without limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement or the other Credit Documents, other than amendments, modifications or waivers with respect to (A) any reduction in the principal amount, interest rate or fees payable hereunder, (B) any extension of the Final Maturity Date, and (C) any release of all or substantially all of the Collateral (other than in accordance with the terms of this Agreement or the other Credit Documents).
(c) With the prior written consent of (i) the Borrower (which consent (x) shall not be withheld or delayed unreasonably and (y) shall not be required if any Default or Event of Default has occurred and is continuing) and ii) the Agent (which consent shall not be withheld or delayed unreasonably), each Lender may assign by novation, to any one or more banks or other entities, all or a portion of its interests, rights and obligations under his Agreement and the other Credit Documents (including, without limitation, all or a portion of its Revolving Credit Commitment or Advance Term Loan Commitment and the same portion of the Loans, the participations in outstanding Letters of Credit at the time held by it and the Note or Notes held by it), provided, that (A) each
                                                       --------  ----
such assignment shall be of a constant, and not a varying, percentage of all of the assigning Lender's rights and obligations under this Agreement, which shall include the same percentage interest in the Loans, Letters of Credit and Notes,
(B) the amount of the Revolving Credit Commitment or Advance Term Loan Commitment of the assigning Lender being assigned pursuant to each such assignment (determined as of the date the Assignment and Acceptance with respect to such assignment is delivered to the Agent) shall be in a minimum principal amount equal to five million dollars ($5,000,000) in the aggregate for the Revolving Credit Commitment and Advance Term Loan Commitment of such Lender; provided, however, notwithstanding such minimum, such Lender may in any
        --------  -------
event assign all of the Revolving Credit Commitment and Advance Term Loan Commitment of such Lender, and (C) the parties to each such assignment shall execute and deliver to the Agent, for its acceptance and recording in the Register, an Assignment and Acceptance, together with any Notes subject to such assignment and a processing and recordation fee of three thousand five hundred dollars ($3,500) paid by assignee or assignor. Upon such execution, delivery, acceptance and recording and after receipt of the written consent of the Agent, from and after the effective date specified in each Assignment and Acceptance, which effective date shall be at least five (5) Business Days after the execution thereof, (x) the assignee thereunder shall be a party hereto and, to the extent provided in such Assignment and Acceptance, have the rights and obligations of a Lender under the Credit Documents and (y) the Lender which is assignor thereunder shall, to the extent provided in such Assignment and Acceptance, be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Lender's rights and obligations under this Agreement, such Lender shall cease to be a party hereto).
(d) By executing and delivering an Assignment and Acceptance, the Lender which is assignor thereunder and the assignee thereunder confirm to, and agree with, each other and the other parties hereto as follows: (i) other than the representation and warranty that it is the legal and beneficial owner of the interest being assigned thereunder free and clear of any adverse claim, such Lender makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with this Agreement, the other Credit Documents or the execution, legality, validity, enforceability, perfection, priority, genuineness, sufficiency or value of this Agreement or the other Credit Documents; (ii) such Lender makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower or any of the Guarantors or the performance or observance by the Borrower or any of the Guarantors of any of their respective obligations under this Agreement or the other Credit Documents; (iii) such assignee
                                       159
confirms that it has received a copy of this Agreement and the other Credit Documents, together with copies of financial statements and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into such Assignment and Acceptance; (iv) such assignee will, independently and without reliance upon the Agent, such Lender or any other Lender and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement or the other Credit Documents;
(v) such assignee appoints and authorizes the Agent to take such action as the Agent on its behalf and to exercise such powers under this Agreement as are delegated to the Agent by the terms hereof, together with such powers as are reasonably incidental thereto; and (vi) such assignee agrees that it will perform in accordance with their terms all of the obligations which by the terms of this Agreement are required to be performed by it as a Lender.
(e) The Agent shall maintain at its address referred to in Section 9.01 hereof
                                                           ------------
a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Lenders and the Revolving Credit Commitment or Advance Term Loan Commitment, as the case may be, and principal amount of the Loans held by each Lender from time to time (the "Register").
                                                                --------
The entries in the Register shall be conclusive, in the absence of manifest error, and the Borrower, the Agent and the Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by the Borrower or any Lender at any reasonable time and from time to time upon reasonable prior notice.
(f) Upon its receipt of an Assignment and Acceptance executed by an assigning Lender and an assignee and consented to by the Borrower together with any Note or Notes subject to such assignment and the written consent to such assignment, the Agent shall, if such Assignment and Acceptance has been completed and is precisely in the form of Exhibit F hereto, (i) accept such Assignment and
                         ---------
Acceptance, (ii) record the information contained therein in the Register and
(iii) give prompt notice thereof to the Lenders and the Borrower.  Within three
(3) Business Days after receipt of such notice, the Borrower, at its own expense, shall execute and deliver to the Agent in exchange for each surrendered Note or Notes a new Note or Notes to the order of such assignee in an amount equal to its portion of the Advance Term Loan Commitment and/or Revolving Credit Commitment, as the case may be, assumed by it pursuant to such Assignment and Acceptance and, if the assigning Lender has retained any Advance Term Loan Commitment or Revolving Credit Commitment hereunder, a new Note or Notes to the order of the assigning Lender in an amount equal to the Advance Term Loan Commitment and/or Revolving Credit Commitment, as the case may be, retained by it hereunder. Such new Note or Notes shall be in an aggregate principal amount equal to the aggregate principal amount of such surrendered Note or Notes, shall be dated the effective date of such Assignment and Acceptance and shall otherwise be in substantially the form of Exhibit A and
                                                               ---------
Exhibit B hereto, as the case may be.  Notes surrendered to the Borrower shall
---------
be canceled by the Borrower.
(g) Notwithstanding any other provision herein, any Lender may, in connection with any assignment or participation or proposed assignment or participation pursuant to this Section 9.03, disclose to the assignee or participant or
                 ------------
proposed assignee or participant, any information, including, without limitation, any Information, relating to the Borrower furnished to such Lender by or on behalf of the Borrower in connection with this Agreement; provided,
                                                                   --------
however, that prior to any such disclosure, each such assignee or participant
-------
or proposed assignee or participant shall agree in writing to preserve the confidentiality of any confidential Information relating to the Borrower received from such Lender in accordance with the terms and conditions set forth in Section 9.14 hereof.
   ------------
SECTION 9.04. Expenses; Indemnity.
              -------------------
(a) The Borrower agrees to pay all reasonable out-of-pocket expenses incurred by the Agent in connection with the preparation of this Agreement, the Notes and the other Credit Documents, or with any amendments, modifications or waivers of the provisions hereof or thereof (whether or not the transactions hereby contemplated shall be consummated) or incurred by the Agent or any of the Lenders in connection with the enforcement or protection of its rights in connection with this Agreement, the other Credit Documents or with the Loans made or the Notes or Letters of Credit issued hereunder, or in connection with any pending or threatened action, proceeding, or investigation relating to the foregoing, including but not limited to the fees and disbursements of counsel for the Agent and ongoing field examination expenses and charges (subject to the limitations set forth in this Agreement) and, in connection with such enforcement or protection, the fees and disbursements of counsel for the Lenders. The Borrower further agrees that it shall indemnify the Lenders from and hold them harmless against any documentary taxes, assessments or charges made by any governmental authority by reason of the execution and delivery of this Agreement or the Credit Documents.
(b) THE BORROWER AGREES, TO THE FULLEST EXTENT PERMITTED BY LAW, TO INDEMNIFY THE AGENT AND EACH LENDER AND THEIR RESPECTIVE DIRECTORS, OFFICERS, EMPLOYEES AND AGENTS (COLLECTIVELY, THE "INDEMNITEES") AGAINST, AND TO HOLD THE
                               -----------
INDEMNITEES HARMLESS FROM, ANY AND ALL LOSSES, CLAIMS, DAMAGES, LIABILITIES AND RELATED EXPENSES, INCLUDING REASONABLE COUNSEL FEES AND EXPENSES, INCURRED BY
OR ASSERTED AGAINST ANY SUCH INDEMNITEE ARISING OUT OF, IN ANY WAY CONNECTED WITH, OR AS A RESULT OF (i) THE USE OF ANY OF THE PROCEEDS OF THE LOANS, (ii) THIS AGREEMENT, THE NOTES, THE LETTERS OF CREDIT OR THE OTHER CREDIT DOCUMENTS, INCLUDING SUCH LOSSES, CLAIMS, DAMAGES LIABILITIES AND EXPENSES CAUSED BY THE NEGLIGENCE OF ANY INDEMNITEE, BUT EXCLUDING ANY THAT RESULT FROM THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF ANY SUCH INDEMNITEE, AS THE CASE MAY BE,
(iii) THE PERFORMANCE BY THE PARTIES HERETO AND THERETO OF THEIR RESPECTIVE OBLIGATIONS HEREUNDER AND THEREUNDER (INCLUDING BUT NOT LIMITED TO THE MAKING
OF THE TOTAL COMMITMENT) AND CONSUMMATION OF THE TRANSACTIONS CONTEMPLATED HEREBY AND THEREBY, INCLUDING ANY THAT RESULT FROM THE NEGLIGENCE OF ANY INDEMNITEE, BUT EXCLUDING ANY THAT RESULT FROM THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF ANY SUCH INDEMNITEE, (iv) BREACH OF ANY REPRESENTATION OR
WARRANTY BY THE BORROWER OR ANY OF ITS SUBSIDIARIES, OR (v) ANY CLAIM, LITIGATION, INVESTIGATION OR PROCEEDINGS RELATING TO ANY OF THE FOREGOING, WHETHER OR NOT THE AGENT, ANY LENDER OR ANY SUCH PERSON IS A PARTY THERETO.
SUCH INDEMNITY SHALL, AS TO ANY SUCH INDEMNITEE, APPLY TO ANY SUCH LOSSES, CLAIMS, DAMAGES, LIABILITIES OR RELATED EXPENSES TO THE EXTENT THAT THEY RESULT FROM THE NEGLIGENCE OF SUCH INDEMNITEE, BUT NOT TO THE EXTENT THAT THEY RESULT FROM THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF SUCH INDEMNITEE.
(c)  THE BORROWER AGREES TO INDEMNIFY, DEFEND AND HOLD HARMLESS THE
INDEMNITEES FROM AND AGAINST ANY LOSS, COST, DAMAGE, LIABILITY, LIEN, DEFICIENCY, FINE, PENALTY OR EXPENSE (INCLUDING, WITHOUT LIMITATION, ATTORNEYS' FEES AND EXPENSES FOR INVESTIGATION, REMOVAL, CLEANUP AND REMEDIAL COSTS AND MODIFICATION COSTS INCURRED TO PERMIT, CONTINUE OR RESUME NORMAL OPERATIONS OF ANY PROPERTY OR ASSETS OR BUSINESS OF THE BORROWER OR ANY SUBSIDIARY THEREOF) ARISING FROM A VIOLATION OF, OR FAILURE TO COMPLY WITH ANY ENVIRONMENTAL LEGISLATION AND TO REMOVE ANY LIEN ARISING THEREFROM, INCLUDING ANY THAT RESULT FROM THE NEGLIGENCE OF ANY INDEMNITEE, BUT EXCLUDING ANY LOSS, COST, DAMAGE, LIABILITY, LIEN, DEFICIENCY, FINE, PENALTY OR EXPENSE TO THE EXTENT CAUSED BY THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF ANY INDEMNITEE, WHICH ANY OF THE INDEMNITEES MAY INCUR OR WHICH MAY BE CLAIMED OR RECORDED AGAINST ANY OF THE INDEMNITEES BY ANY PERSON.
(d)  The provisions of this Section 9.04 shall remain operative and in full
                            ------------
force and effect regardless of the expiration of the term of this Agreement, the consummation of the transactions contemplated hereby, the repayment of any of the Loans, the invalidity or unenforceability of any term or provision of this Agreement or any other Credit Document, or any investigation made by or on behalf of the Agent or any Lender. All amounts due under this Section 9.04
                                                               ------------
shall be payable on written demand therefor.
SECTION 9.05.  Right of Setoff.  If an Event of Default shall have occurred and
               ---------------
be continuing, upon the request of the Required Lenders each Lender shall and is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by such Lender to or for the credit or the account of the Borrower to the extent of amounts owed to such Lender by the Borrower. Upon such set off, each Lender shall remit such amounts to the Collateral Trustee for distribution pursuant to the terms of the Collateral

Trust. Each Lender agrees to notify the Agent and the Borrower at the time of such setoff and transfer to the Collateral Trustee.
SECTION 9.06.  Payments on Business Days.
               -------------------------
(a) Should the principal of or interest on the Notes or any fee or other amount payable hereunder become due and payable on a day other than a Business Day, payment in respect thereof may be made on the next succeeding Business Day (except as otherwise specified in the definition of "Interest Period"), and such extension of time shall in such case be included in computing interest, if any, in connection with such payment.
(b) All payments by the Borrower hereunder and all Loans made by the Lenders hereunder shall be made in lawful money of the United States of America in immediately available funds at the office of the Agent set forth in Section
                                                                    -------
9.01 hereof.
----
SECTION 9.07.  Waivers; Amendments.
               -------------------
(a) No failure or delay of any Lender in exercising any power or right
hereunder shall operate	 as a waiver thereof, nor shall any single or partial
exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Lenders hereunder are cumulative and not exclusive of any rights or remedies which they may otherwise have. No waiver of any provision of this Agreement or the Notes nor consent to any departure by the Borrower therefrom shall in any event be effective unless the same shall be authorized as provided in paragraph (b) below, and then such waiver or consent shall be effective only
   -------------
in the specific instance and for the purpose for which given. No notice to or demand on the Borrower in any case shall entitle it to any other or further notice or demand in similar or other circumstances. Each holder of any of the Notes shall be bound by any amendment, modification, waiver or consent authorized as provided herein, whether or not such Note shall have been marked to indicate such amendment, modification, waiver or consent.
(b) Neither this Agreement nor any provision hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the Borrower and Agent and, if their approval is expressly required hereunder, by the Required Lenders, and then such waiver or modification shall be effective only in the specific instance and for the specific purpose for which given; provided, however, that no such agreement shall, unless in writing
             --------  -------
and signed by all the Lenders, do any of the following: (i) increase the Commitments of the Lenders or subject the Lenders to any additional obligations, (ii) reduce the principal of, or interest on, the Notes or any fees or other amounts payable hereunder, (iii) postpone any date fixed for any payment of principal of, or interest on, the Notes or any fees or other amounts payable hereunder, (iv) take action which requires the signing of all the Lenders pursuant to the terms of this Agreement, (v) change the percentage of the Commitments or of the aggregate unpaid principal amount of the Notes, or the number of Lenders which shall be required for the Lenders or any of them to take any action under this Agreement or any other Credit Document, (vi) release any Guarantor or otherwise change any obligation of any Guarantor to pay any amount payable by such Guarantor hereunder or under the other Credit Documents,
(vii) release all or substantially all of the Collateral (other than in accordance with the terms of this Agreement or the other Credit Documents), or
(viii) amend this Section 9.07(b); provided, further, that no amendment, waiver
                  ---------------  --------  -------
or consent shall, unless in writing and signed by the Agent in addition to the Lenders required above to take such action, affect the rights or duties of the Agent under any Credit Document. Each Lender and holder of any Note shall be bound by any modification or amendment authorized by this Section 9.07
                                                          ------------
regardless of whether its Notes shall be marked to make reference thereto, and any consent by any Lender or holder of a Note pursuant to this Section 9.07
                                                               ------------
shall bind any Person subsequently acquiring a Note from it, whether or not such Note shall be so marked. Each Lender hereby agrees and acknowledges that
(i) as of the Closing Date, it is the Borrower's present intention to request an extension of (x) the Revolving Credit Termination Date and the Scheduled Advance Term Loan Termination Date to a date that is three hundred sixty-four
(364) days after the Amex Termination Date and (y) the Final Maturity Date to a date that is four (4) years after the Amex Termination Date, and (ii) such Lender will promptly consider any such request for any such extension, if any such extension is, in fact, so requested by Borrower; provided, however, that
                                                      --------  -------
the approval of any such extension shall be in each Lender's sole and absolute discretion.
                                       162

SECTION 9.08.  Interest.
               --------
(a) It is the intention of the parties hereto that the Agent and each Lender shall conform strictly to usury laws applicable to it, if any. Accordingly, if the transactions with the Agent or any Lender contemplated hereby would be usurious under applicable law, then, in that event, notwithstanding anything to the contrary in this Agreement, the Notes, or any other Credit Document, it is agreed as follows: (i) the aggregate of all consideration which constitutes interest under applicable law that is contracted for, taken, reserved, charged or received by the Agent or such Lender, as the case may be, under this Agreement, the Notes, or under any other Credit Document shall under no circumstances exceed the maximum amount allowed by such applicable law and any excess shall be canceled automatically and, if theretofore paid, shall at the option of the Agent or such Lender be credited by the Agent or such Lender on the principal amount of the obligations owed to the Agent or such Lender by the Borrower or refunded by the Agent or such Lender to the Borrower, and (ii) in the event that the maturity of any Note or other Obligation payable to the Agent or such Lender is accelerated or in the event of any required or permitted prepayment, then such consideration that constitutes interest under law applicable to the Agent or such Lender may never include more than the maximum amount allowed by such applicable law and excess interest, if any, to the Agent or such Lender provided for in this Agreement or otherwise shall be canceled automatically as of the date of such acceleration or prepayment and, if theretofore paid, shall, at the option of the Agent or such Lender be credited by the Agent or such Lender on the principal amount of the obligations owed to the Agent or such Lender by the Borrower or refunded by the Agent or such Lender to the Borrower. It is further agreed that without limitation of the foregoing, that all calculations of the rate of interest contracted for, charged or received by any Lender under the Notes held by it, or under this Agreement, shall be made, to the extent permitted by usury laws applicable to such Lender (now or hereafter enacted) by amortizing, prorating and spreading in equal parts during the period of the full stated term of said Notes all interest at any time contracted for, taken, charged, reserved or received by such Lender in connection therewith.
(b) In the event that at any time the interest rate applicable to any Loan made by any Lender would exceed the maximum non-usurious rate allowed by applicable law, the rate of interest to accrue on the Loans by such Lender shall be limited to the maximum non-usurious rate allowed by applicable law, but shall accrue, to the extent permitted by law, on the principal amount of the Loans made by such Lender from time to time outstanding, if any, at the maximum nonusurious rate allowed by applicable law until the total amount of interest accrued on the Loans made by such Lender equals the amount of interest which would have accrued if the interest rates applicable to the Loans pursuant to
Article II had at all times been in effect.  In the event that upon the final
----------
payment of the Loans made by any Lender and termination of the Commitment of such Lender, the total amount of interest paid to such Lender hereunder and under the Notes is less than the total amount of interest which would have accrued if the interest rates applicable to such Loans pursuant to Article II
                                                                   ----------
had at all times been in effect, then the Borrower agrees to pay to such Lender, to the extent permitted by law, an amount equal to the excess of (i) the lesser of (x) the amount of interest which would have accrued on such Loans if the maximum nonusurious rate allowed by applicable law had at all times been in effect or (y) the amount of interest rates applicable to such Loans pursuant to Article II had at all times been in effect over (ii) the amount of interest
   ----------
otherwise accrued on such Loans in accordance with this Agreement.
SECTION 9.09.  Severability.  In the event any one or more of the provisions
               ------------
contained in this Agreement or in any other Credit Document should be held invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein or therein shall not in any way be affected or impaired thereby. The parties shall endeavor in good-faith negotiations to replace the invalid, illegal or unenforceable provisions with valid provisions the economic effect of which comes as close as possible to that of the invalid, illegal or unenforceable provisions.
SECTION 9.10.  APPLICABLE LAW.  THE VALIDITY, INTERPRETATION AND ENFORCEMENT OF
               --------------
THIS AGREEMENT, THE NOTES AND THE OTHER CREDIT DOCUMENTS AND ANY DISPUTE ARISING OUT OF THE RELATIONSHIP OF THE PARTIES HERETO, WHETHER IN CONTRACT, TORT, EQUITY OR OTHERWISE, SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF TEXAS (WITHOUT GIVING EFFECT TO THE CONFLICTS OF LAWS PRINCIPLES THEREOF).
SECTION 9.11.  Arbitration.
               -----------
                                       163

(a) Arbitration. Upon the demand of any party, any Dispute shall be resolved by binding arbitration (except as set forth in (e) below) in accordance with the terms of this Agreement. A "Dispute" shall mean any action, dispute, claim or
                             -------
controversy of any kind, whether in contract or tort, statutory or common law, legal or equitable, now existing or hereafter arising under or in connection with, or in any way pertaining to, any of the Credit Documents, or any past, present or future extensions of credit and other activities, transactions or obligations of any kind related directly or indirectly to any of the Credit Documents, including without limitation, any of the foregoing arising in connection with the exercise of any self-help, ancillary or other remedies pursuant to any of the Credit Documents. Any party may by summary proceedings bring an action in court to compel arbitration of a Dispute. Any party who fails or refuses to submit to arbitration following a lawful demand by any other party shall bear all costs and expenses incurred by such other party in compelling arbitration of any Dispute.
(b) Governing Rules. Arbitration proceedings shall be administered by the American Arbitration Association ("AAA") or such other administrator as the
                                   ---
parties shall mutually agree upon in accordance with the AAA Commercial Arbitration Rules. All Disputes submitted to arbitration shall be resolved in accordance with the Federal Arbitration Act (Title 9 of the United States
Code), notwithstanding any conflicting choice of law provision in any of the Credit Documents. The arbitration shall be conducted at a location in Dallas County, Texas selected by the AAA or other administrator. If there is any inconsistency between the terms hereof and any such rules, the terms and procedures set forth herein shall control. All statutes of limitation applicable to any Dispute shall apply to any arbitration proceeding. All discovery activities shall be expressly limited to matters directly relevant to the Dispute being arbitrated. Judgment upon any award rendered in an arbitration may be entered in any court having jurisdiction; provided however, that nothing contained herein shall be deemed to be a waiver by any party that is a bank of the protections afforded to it under 12 U.S.C. Section 91 or any similar applicable state law.
(c) No Waiver; Provisional Remedies, Self-Help and Foreclosure. No provision hereof shall limit the right of any party to exercise self-help remedies such as setoff, foreclosure against or sale of any real or personal property collateral or security, or to obtain provisional or ancillary remedies, including without limitation injunctive relief, sequestration, attachment, garnishment or the appointment of a receiver, from a court of competent jurisdiction before, after or during the pendency of any arbitration or other proceeding. The exercise of any such remedy shall not waive the right of any party to compel arbitration hereunder.
(d) Arbitrator Qualifications and Powers; Awards. Arbitrators must be active members of the Texas State Bar with expertise in the substantive laws applicable to the subject matter of the Dispute. Arbitrators are empowered to resolve Disputes by summary rulings in response to motions filed prior to the final arbitration hearing. Arbitrators (i) shall resolve all Disputes in accordance with the substantive law of the state of Texas, (ii) may grant any remedy or relief that a court of the state of Texas could order or grant within the scope hereof and such ancillary relief as is necessary to make effective any award, and (iii) shall have the power to award recovery of all costs and fees, to impose sanctions and to take such other actions as they deem necessary to the same extent a judge could pursuant to the Federal Rules of Civil Procedure, the Texas Rules of Civil Procedure or other applicable law. Any Dispute in which the amount in controversy is $5,000,000 or less shall be decided by a single arbitrator who shall not render an award of greater than $5,000,000 (including damages, costs, fees and expenses). By submission to a single arbitrator, each party expressly waives any right or claim to recover more than $5,000,000. Any Dispute in which the amount in controversy exceeds $5,000,000 shall be decided by majority vote of a panel of three arbitrators; provided however, that all three arbitrators must actively participate in all hearings and deliberations.
(e) Judicial Review. Notwithstanding anything herein to the contrary, in any arbitration in which the amount in controversy exceeds $25,000,000, the arbitrators shall be required to make specific, written findings of fact and conclusions of law. In such arbitrations (i) the arbitrators shall not have the power to make any award which is not supported by substantial evidence or which is based on legal error, (ii) an award shall not be binding upon the parties unless the findings of fact are supported by substantial evidence and the conclusions of law are not erroneous under the substantive law of the state of Texas, and (iii) the parties shall have in addition to the grounds referred to in the Federal Arbitration Act for vacating, modifying or correcting an award the right to judicial review of (A) whether the findings of fact rendered by the arbitrators are supported by substantial evidence, and (B) whether the conclusions of law are erroneous under the substantive law of the state of Texas.
                                       164

Judgment confirming an award in such a proceeding may be entered only if a court determines the award is supported by substantial evidence and not based on legal error under the substantive law of the state of Texas.
(f) Miscellaneous. To the maximum extent practicable, the AAA, the arbitrators and the parties shall take all action required to conclude any arbitration proceeding within 180 days of the filing of the Dispute with the AAA. No arbitrator or other party to an arbitration proceeding may disclose the existence, content or results thereof, except for disclosures of information by a party required in the ordinary course of its business, by applicable law or regulation, or to the extent necessary to exercise any judicial review rights set forth herein. If more than one agreement for arbitration by or between the parties potentially applies to a Dispute, the arbitration provision most directly related to the Credit Documents or the subject matter of the Dispute shall control. This arbitration provision shall survive termination, amendment or expiration of any of the Credit Documents or any relationship between the parties.
SECTION 9.12.  Waiver of Jury Trial, Etc.
               --------------------------
(a) EACH PARTY HERETO HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION ARISING UNDER THIS AGREEMENT OR ANY OF THE OTHER CREDIT DOCUMENTS OR IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL
TO THE DEALINGS OF THE PARTIES HERETO IN RESPECT OF THIS AGREEMENT OR ANY OF THE OTHER CREDIT DOCUMENTS OR THE TRANSACTIONS RELATED HERETO OR THERETO IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER IN CONTRACT, TORT, EQUITY OR OTHERWISE. EACH PARTY HERETO MAY FILE AN ORIGINAL COUNTERPART OF A COPY OF THIS AGREEMENT AS WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.
(b) THE AGENT AND THE LENDERS SHALL NOT HAVE ANY LIABILITY TO THE BORROWER OR ANY GUARANTOR (WHETHER IN TORT, CONTRACT, EQUITY OR OTHERWISE) FOR LOSSES SUFFERED BY THE BORROWER OR ANY GUARANTOR IN CONNECTION WITH, ARISING OUT OF, OR IN ANY WAY RELATED TO THE CREDIT TRANSACTIONS OR RELATIONSHIPS CONTEMPLATED BY THIS AGREEMENT, OR ANY ACT, OMISSION OR EVENT OCCURRING IN CONNECTION HEREWITH, UNLESS IT IS DETERMINED BY ARBITRATION REQUIRED HEREBY OR A FINAL AND NONAPPEALABLE JUDGMENT OR COURT ORDER BINDING ON SUCH PARTY, THAT THE LOSSES WERE THE RESULT OF ACTS OR OMISSIONS CONSTITUTING GROSS NEGLIGENCE OR WILLFUL MISCONDUCT.
(c) EACH PARTY HERETO (I) CERTIFIES THAT NEITHER ANY REPRESENTATIVE, AGENT OR ATTORNEY OF ANY LENDER HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH LENDER WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVERS AND (II) ACKNOWLEDGES THAT IT HAS BEEN INDUCED TO ENTER INTO THIS AGREEMENT, AND, IN THE CASE OF THE BORROWER, THE NOTES, BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS HEREIN.
SECTION 9.13  Waiver of Notices.  THE BORROWER HEREBY EXPRESSLY WAIVES DEMAND,
              -----------------
PRESENTMENT, NOTICE OF INTENT TO ACCELERATE, NOTICE OF ACCELERATION, PROTEST AND NOTICE OF PROTEST AND NOTICE OF DISHONOR WITH RESPECT TO ANY AND ALL INSTRUMENTS AND COMMERCIAL PAPER, INCLUDED IN OR EVIDENCING ANY OF THE OBLIGATIONS OR THE COLLATERAL, AND ANY AND ALL OTHER DEMANDS AND NOTICES OF
ANY KIND OR NATURE WHATSOEVER WITH RESPECT TO THE OBLIGATIONS, THE COLLATERAL AND THIS AGREEMENT, EXCEPT SUCH AS ARE EXPRESSLY PROVIDED FOR HEREIN. NO NOTICE TO OR DEMAND ON THE BORROWER WHICH THE AGENT OR ANY LENDER MAY ELECT TO GIVE SHALL ENTITLE THE BORROWER TO ANY OTHER OR FURTHER NOTICE OR DEMAND IN THE SAME, SIMILAR OR OTHER CIRCUMSTANCES.
SECTION 9.14.  Confidentiality. The Agent and the Lenders agree to keep
               ---------------
confidential (and to cause their respective officers, directors, employees, affiliates, agents and representatives to keep confidential) all information, materials and documents furnished by the Borrower to the Agent or any Lender (the "Information") and utilize such information only in connection with
      -----------
matters related to Borrower. Notwithstanding the foregoing, the Agent and each Lender shall be permitted to disclose Information (a) to such of its officers, directors, employees, affiliates, agents and representatives as need to know such Information in connection with
                                       165
its participation in any of the Credit Transactions or the administration of this Agreement; (b) to the extent required by applicable laws and regulations or by any subpoena or similar legal process, or requested by any governmental agency or authority; (c) to the extent such Information (i) becomes publicly available other than as a result of a breach of this Agreement, (ii) becomes available to the Agent or such Lender on a non-confidential basis prior to its disclosure to the Agent or such Lender by the Borrower or any of its Subsidiaries; (d) to the extent the Borrower or any of its Subsidiaries shall have consented to such disclosure in writing; or (e) pursuant to Section
                                                                 -------
9.03(g) hereof.
-------
SECTION 9.15.  SUBMISSION TO JURISDICTION.
               --------------------------
(a) SUBJECT TO THE REQUIREMENT FOR ARBITRATION PURSUANT TO SECTION 9.11 HEREOF,
                                                           ------------
ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT, THE NOTES OR ANY LETTER OF CREDIT MAY BE BROUGHT IN THE COURTS OF THE STATE OF TEXAS SITUATED IN DALLAS COUNTY OR OF THE UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF TEXAS, DALLAS DIVISION, AND, BY EXECUTION AND DELIVERY OF THIS AGREEMENT, THE BORROWER HEREBY ACCEPTS FOR ITSELF AND IN RESPECT OF ITS PROPERTY, GENERALLY AND UNCONDITIONALLY, THE NON-EXCLUSIVE JURISDICTION OF THE AFORESAID COURTS.
(b) THE BORROWER HEREBY IRREVOCABLY WAIVES, IN CONNECTION WITH ANY SUCH ACTION OR PROCEEDING, ANY OBJECTION, INCLUDING, WITHOUT LIMITATION, ANY OBJECTION TO THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS, WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY SUCH ACTION OR PROCEEDING IN SUCH RESPECTIVE JURISDICTIONS.
(c) THE BORROWER HEREBY IRREVOCABLY CONSENTS TO THE SERVICE OF PROCESS OF ANY OF THE AFOREMENTIONED COURTS IN ANY SUCH ACTION OR PROCEEDING BY THE MAILING OF COPIES THEREOF BY REGISTERED OR CERTIFIED MAIL, POSTAGE PREPAID, TO IT, AT ITS ADDRESS SET FORTH IN SECTION 9.01 HEREOF.
                     ------------
(d) NOTHING HEREIN SHALL AFFECT THE RIGHT OF THE AGENT OR ANY LENDER TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR TO COMMENCE LEGAL PROCEEDINGS OR OTHERWISE PROCEED AGAINST THE BORROWER IN ANY OTHER JURISDICTION.
SECTION 9.16.  Counterparts.  This Agreement may be executed in counterparts,
               ------------
each of which shall constitute an original but all of which when taken together shall constitute but one contract, and shall become effective when copies hereof which, when taken together, bear the signatures of each of the parties hereto shall be delivered to the Agent.
SECTION 9.17.  Headings.  Article and Section headings and the Table of
               --------
Contents used herein are for convenience of reference only and are not to affect the construction of, or to be taken into consideration in interpreting, this Agreement.
SECTION 9.18.  Nonapplicability Of Chapter 346 et seq.  The Borrower, the Agent
               ---------------------------------------
and the Lenders hereby agree that the provisions of Chapter 346 of the Texas Finance Code, which replaced Tex. Rev. Civ. Stat. Ann. art. 5069-15.01 et seq.
                                                                       -- ----
(Vernon 1987) (regulating certain revolving credit loans and revolving tri-party accounts), shall not apply to this Agreement or any of the other Credit Documents.
SECTION 9.19.  Waiver Of Consumer Rights.  THE BORROWER HEREBY WAIVES ITS
               --------------------------
RIGHTS UNDER THE DECEPTIVE TRADE PRACTICES-CONSUMER PROTECTION ACT, SECTION
17.41 ET. SEQ. BUSINESS & COMMERCE CODE, A LAW THAT GIVES CONSUMERS SPECIAL RIGHTS AND PROTECTIONS. AFTER CONSULTATION WITH AN ATTORNEY OF ITS OWN SELECTION, THE BORROWER VOLUNTARILY CONSENTS TO THIS WAIVER. THE BORROWER EXPRESSLY WARRANTS AND REPRESENTS THAT IT (a) IS NOT IN A SIGNIFICANTLY DISPARATE BARGAINING POSITION RELATIVE TO THE AGENT AND THE LENDERS, AND (b) HAS BEEN REPRESENTED BY LEGAL COUNSEL IN CONNECTION WITH THE TRANSACTIONS CONTEMPLATED BY THIS AGREEMENT.
SECTION 9.20.  Compliance with Agreement Prior to the First Credit Event.
               ----------------------------------------------------------
Notwithstanding anything to the contrary contained herein, during the period from the Closing Date up to the date of the first Credit Event, the Borrower and its Subsidiaries shall not be obligated to comply with any provision of this Agreement other than
                                       166

Sections 2.06, 2.07, 2.15, 5.01, 5.05, 5.06, 5.08, 5.11, 6.01, 6.02, 6.03,
--------------------------------------------------------------------------
6.04, 6.05, 6.06, 6.14, 6.15, 6.16 or 6.17 and any provision of Article IX
------------------------------------------                      ----------
hereof, and the failure of the Borrower and/or its Subsidiaries to so comply with any provision of this Agreement (other than those sections and the article specifically identified this Section 9.20) shall not constitute a Default or
                             ------------
Event of Default hereunder. On and as of the date of the first Credit Event and at all times thereafter, Borrower and its Subsidiaries shall be obligated to comply with all terms and conditions of this Agreement.
SECTION 9.21.  Entire Agreement.  PURSUANT TO SECTION 26.02 OF THE TEXAS
               ----------------               -------------
BUSINESS AND COMMERCE CODE, A LOAN AGREEMENT IN WHICH THE AMOUNT INVOLVED IN THE LOAN AGREEMENT EXCEEDS $50,000 IN VALUE IS NOT ENFORCEABLE UNLESS THE LOAN AGREEMENT IS IN WRITING AND SIGNED BY THE PARTY TO BE BOUND OR THAT PARTY'S AUTHORIZED REPRESENTATIVE.
THE RIGHTS AND OBLIGATIONS OF THE PARTIES TO AN AGREEMENT SUBJECT TO THE PRECEDING PARAGRAPH SHALL BE DETERMINED SOLELY FROM THE WRITTEN LOAN AGREEMENT, AND ANY PRIOR ORAL AGREEMENTS BETWEEN THE PARTIES RELATED TO SUCH LOAN AGREEMENT ARE SUPERSEDED BY AND MERGED INTO THE LOAN AGREEMENT. THIS WRITTEN
                                                                 ------------
AGREEMENT AND THE CREDIT DOCUMENTS, AS DEFINED IN THIS AGREEMENT, REPRESENT THE
-------------------------------------------------------------------------------
FINAL AGREEMENT AMONG THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF
----------------------------------------------------------------------------
PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES.  THERE
----------------------------------------------------------------------------
ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.
-----------------------------------------------------


                   [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

IN WITNESS WHEREOF, the Borrower, the Agent and the Lenders have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

                                   BORROWER:
                                   ---------
                                   ACE CASH EXPRESS, INC.


                                   By:________________________________
                                   Name:______________________________
                                   Title:_____________________________


                                   AGENT:
                                   ------
                                   WELLS FARGO BANK (TEXAS), NATIONAL
                                   ASSOCIATION

                                   By:_________________________________
                                               Jeffrey S. A. Cook
                                               Vice President


                                   LENDERS:
                                   --------
                                   WELLS FARGO BANK (TEXAS), NATIONAL
                                   ASSOCIATION

                                   By:_________________________________
                                               Terry R. Dallas
                                               Senior Vice President


                                   GUARANTY FEDERAL BANK, F.S.B.

                                   By:_________________________________
                                   Name:_______________________________
	                             Title: _____________________________


                                   CHASE BANK OF TEXAS, NATIONAL
                                   ASSOCIATION

                                   By:_________________________________
                                   Name: ______________________________
                                   Title: _____________________________

                                   FIRST UNION NATIONAL BANK

                                   By:_________________________________
                                   Name:_______________________________
	                             Title:______________________________


                                   NATIONSBANK, N.A.

                                   By:_________________________________
                                   Name:_______________________________
                                   Title: _____________________________


                                   PARIBAS

                                   By:_________________________________
                                   Name: ______________________________
                                   Title: _____________________________

EXHIBIT 10.41

                     AMENDED AND RESTATED COLLATERAL TRUST AGREEMENT


    This AMENDED AND RESTATED COLLATERAL TRUST AGREEMENT (this "Agreement")
                                                                ---------
dated as of July 31, 1998, but effective for all purposes as of the Effective Date, is by and among ACE CASH EXPRESS, INC. (doing business sometimes under the name of Ace America's Cash Express), a Texas corporation (the "Debtor"),
                                                                   ------
WELLS FARGO BANK (TEXAS), NATIONAL ASSOCIATION, a national banking association ("WFB"), as Agent (WFB in such capacity, the "Agent") for the lenders from time
  ---                                         -----
to time a party to the Credit Agreement (as hereinafter defined), TRAVELERS EXPRESS COMPANY, INC., a Minnesota corporation ("Travelers"), PRINCIPAL LIFE
                                                 ---------
INSURANCE COMPANY, an Iowa corporation (formerly known as Principal Mutual Life Insurance Company) ("Principal"), WILMINGTON TRUST COMPANY, a Delaware banking
                     ---------
corporation (the "Trustee"), and such other beneficiaries who may become a
                  -------
party to this Agreement from time to time.

                            W I T N E S S E T H:

WHEREAS, the Debtor, Agent and certain lenders have entered into that certain Credit Agreement dated as of July 31, 1998 (as amended, modified or restated from time to time, the "Credit Agreement"); WHEREAS, the Debtor and Travelers
                        ----------------
have entered into that certain Money Order Agreement dated April 16, 1998, pursuant to which Travelers has agreed to serve as Debtor's money order supplier (as amended, modified or restated from time to time, the "Money Order
                                                                  ------------
Agreement");
----------
WHEREAS, the Debtor and Principal have entered into that certain Note Purchase Agreement dated as of November 15, 1996 (as amended, modified or restated from time to time, the "Principal Note Agreement"), pursuant to which Principal has
                  --------------------------
purchased from the Debtor $20,000,000 in aggregate principal amount of the Debtor's 9.03% Senior Secured Notes due 2003 (as such notes may be amended, restated, modified, replaced or extended from time to time, the "Notes")
                                                                -------
(Principal and/or any other persons now or hereafter holding any of the Notes are hereinafter collectively referred to as the "Noteholders");
                                                -------------
WHEREAS, the Debtor and American Express Travel Related Services Company, Inc., a New York corporation (together with its successors and assigns, "AMEX"), have
                                                                  ------
entered into that certain 1992 Master Agreement (as amended, modified and restated from time to time, the "Master Agreement"), pursuant to which AMEX has
                                ------------------
been making revolving credit loans available to the Debtor and pursuant to which AMEX has been supplying money orders to the Debtor;
WHEREAS, the Debtor and the Trustee have entered into that certain Assignment of Deposit Accounts and Security Agreement dated as of November 15, 1996 (the "Existing Security Agreement"), pursuant to which the Debtor has assigned
-----------------------------
certain of its deposit accounts and granted a security interest in certain of its assets to Trustee as collateral security for its obligations under the Principal Note Agreement and the Master Agreement;
WHEREAS, the Debtor, the Trustee, Principal and AMEX have entered into that certain Collateral Trust Agreement dated as of November 15, 1996 (the "Existing
                                                                      ---------
Collateral Trust Agreement"), pursuant to which the Trustee, the Noteholders
---------------------------
and AMEX have established their respective rights and interest in and to the Debtor's assets which serve as collateral security pursuant to the terms of the Security Agreement;
WHEREAS, the Master Agreement will expire by its terms on December 31, 1998;
and
WHEREAS, it is a condition precedent to the extension of credit under the Credit Agreement and to Travelers' obligations under the Money Order Agreement that (i) all indebtedness and obligations owing by the Debtor to AMEX (whether arising under the Master Agreement or otherwise) be satisfied in full, (ii) the Debtor and the Trustee enter into that certain Amended and Restated Security Agreement dated as of the date hereof (as amended, modified or restated from time to time, the "Security Agreement"), (iii) the Debtor, the Trustee, Agent,
                  --------------------
Principal and Travelers enter into this Agreement and (iv) AMEX terminate its security interests in and to the Collateral (as hereinafter defined).

                                DECLARATION OF TRUST:

    NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, in order to induce the lenders under the Credit Agreement to extend credit thereunder, in order to induce Travelers to perform its obligations under the Money Order Agreement, in order to induce Principal to join in this Agreement and to secure the payment, observance and performance of the Secured Debt (as hereinafter defined), the parties hereto, intending to be legally bound, agree that the Existing Collateral Trust Agreement shall, as of the Effective Date, be amended and restated in its entirety, and Trustee does hereby declare that it holds as trustee in trust under this Agreement all of its right, title and interest in, to and under all the following (and the Debtor does hereby consent thereto):

(A) the Amended and Restated Security Agreement dated as of the date hereof and the security interests granted to the Trustee thereunder;

(B) the Uniform Commercial Code financing statements listed on Schedule 6
                                                               ----------
hereto;

(C) each agreement entered into and delivered, from time to time, pursuant to Sections 2.4, 5.7 or 9.1(b) of this Agreement and the collateral granted to the
-----------------    ------
Trustee thereunder;

(D) the Guaranties;

(E) the Stock Pledge Agreement;

(F) the Trust Agreement Collateral (as hereinafter defined);

(G) all liens or charges arising under the Uniform Commercial Code of any state or under any other law in favor of the Trustee or any Beneficiary securing any portion of the Debtor's obligations in respect of any of the Obligations or the Secured Debt, whether or not on property of the Debtor, and any guarantees in favor of the Trustee or any Beneficiary by any Person guaranteeing the payment or performance of any portion of the Debtor's or any other Person's obligations in respect of any of the Obligations or the Secured Debt; and

(H) the Proceeds (as hereinafter defined) of each of the foregoing.

    TO HAVE AND TO HOLD the foregoing Security Documents and the Collateral and the Proceeds of any and all thereof (the right, title and interest of the Trustee in the Security Documents and the Collateral and such Proceeds being hereinafter referred to as the "Trust Estate") unto the Trustee and its
                               --------------
successors in trust under this Agreement and its assigns and the assigns of its successors in trust forever.

    IN TRUST NEVERTHELESS, under and subject to the terms and conditions set forth herein and in the Security Documents, and for the benefit of the Beneficiaries (as hereinafter defined) and for the enforcement of the payment of all Secured Debt, and for the performance of and compliance with the covenants and conditions of this Agreement, the Credit Agreement, the Principal Note Agreement, the Money Order Agreement, each other Beneficiary Agreement (as hereinafter defined) and each of the Security Documents.

    PROVIDED, HOWEVER, that these presents are upon the condition that if the Debtor, or its successors or assigns, shall satisfy all of the conditions set forth in Section 7 of this Agreement with respect to all or any part of the
         ---------
Collateral, as the case may be, then (if with respect to all of the Collateral) this Agreement, and the estates and rights assigned in the Security Documents, shall cease, determine and be void or (if with respect to part of the Collateral) this Agreement, and the estates and rights assigned in the Security Documents, shall cease, determine and be void with respect to such part of the Collateral; otherwise they shall remain and be in full force and effect.

    IT IS HEREBY FURTHER COVENANTED AND DECLARED that the Trust Estate is to be held and applied by the Trustee, subject to the further covenants, conditions and trust hereinafter set forth.

                                 SECTION 1

                        DEFINITIONS AND OTHER MATTERS

    (a) As used in this Agreement, the following terms shall have the following meanings (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

"Actionable Default" shall mean (i) with respect to Agent and Lenders, a WFB
--------------------
Event of Default exists or has occurred and, as a result thereof, there has either been an acceleration of the WFB Obligations or Agent is entitled to accelerate the WFB Obligations; (ii) with respect to the Noteholders, a Principal Event of Default exists or has occurred and, as a result thereof, there has been an acceleration of the Principal Obligations; (iii) with respect to Travelers, a Travelers Event of Default exists or has occurred and, as a result thereof, there has been a termination by Travelers of the Money Order Agreement; or (iv) with respect to any other Beneficiary, an Event of Default (as defined in such other Beneficiary's Beneficiary Agreement) exists or has occurred and, as a result thereof, there has been an acceleration of such Beneficiary's Beneficiary Obligations.

"Additional Permitted Term Loans" shall mean one or more term loans made after
---------------------------------
July 31, 1998 by either (i) Agent and Lenders or (ii) Principal and Noteholders in an aggregate principal amount not to exceed $15 million.

"Advance Request" shall mean a written request substantially in the form of
-----------------
Exhibit J to the Credit Agreement delivered by the Debtor to Agent in
---------
accordance with the Credit Agreement (with a copy delivered to the Trustee from and after the receipt by Agent of a Notice of Actionable Default, and copies of which shall be sent by the Trustee to each Beneficiary upon such Beneficiary's request), pursuant to which the Debtor requests Advances, and, if requested by Agent, certifies the Debtor's compliance with the financial covenants set forth in the Credit Agreement.

"Advance Term Loans"  shall have the meaning set forth in Section 1.01 of the
--------------------                                      ------------
Credit Agreement, as in effect on the date hereof, and shall include the multiple advance term loans to be made by Lenders to Debtor pursuant to Section
                                                                        -------
2.01 of the Credit Agreement, provided that such multiple advance term loans
----
are made substantially on the same terms as set forth in the Credit Agreement as in effect on the date hereof.

"Advances" shall mean the Loans from time to time advanced to the Debtor
----------
pursuant to Advance Requests delivered by the Debtor to Agent in accordance with the Credit Agreement, which Advances shall be for the purposes permitted by Section 3.13 the Credit Agreement as in effect on the date hereof. Any loan
   ------------
or advance made to the Debtor pursuant to an Advance Request shall be an Advance and Agent shall have no obligation or duty to any Person to verify or review the accuracy of the information contained in such Advance Request.

"Affiliate" shall mean, with respect to any Person, any other Person which
-----------
directly or indirectly controls, is controlled by or is under common control with such Person.

"Agent" shall mean WFB and any successor Agent appointed pursuant to the terms
-------
of the Credit Agreement.

"Agreement" shall mean this Amended and Restated Collateral Trust Agreement, as
-----------
it may be amended, restated or otherwise modified from time to time.

"AMEX" shall have the meaning set forth in the recitals to this Agreement.
------

"Approved Account" shall mean, with respect to any Depository, any of the
------------------
Deposit Accounts identified in, or listed on an exhibit to, an effective letter agreement (substantially in the form of Exhibit A or B to this Agreement)
                                        ---------    -
executed by such Depository.

"Bankruptcy Code" shall mean the federal Bankruptcy Code, as amended from time
-----------------
to time.

"Beneficiary" shall mean Agent, for its benefit and the ratable benefit of the
-------------
Lenders, each Noteholder, Travelers, the Trustee and any other Person for whose benefit there is now or hereafter granted a security interest in the Collateral pursuant to the Security Agreement. For purposes of determining the actions taken by a Beneficiary which is a Class of Beneficiaries (other than the Lenders and the Noteholders), all of the Beneficiaries making up such Class shall be deemed to have taken or be bound by any action approved by the Required Beneficiaries of such Class.

"Beneficiary Agreement" shall mean the Credit Agreement, the Principal Note
-----------------------
Agreement, the Money Order Agreement and, with respect to any other Beneficiary, the agreement between the Debtor and such Beneficiary under which such Beneficiary agrees to loan money to the Debtor and, in return, such Beneficiary agrees in writing to be bound by the provisions of this Agreement and the Security Agreement.

"Beneficiary Obligations" shall mean the WFB Obligations, the Principal
-------------------------
Obligations, the Travelers Obligations and all existing and future obligations and liabilities of the Debtor to any and all Beneficiaries under all Beneficiary Agreements and any and all agreements, documents and instruments executed in connection therewith or which relate thereto other than (i) with respect to Agent and Lenders, the principal amount of (x) Advance Term Loans made in excess of $35 million plus any portion of the Additional Permitted Term Loans made by Agent and/or Lenders (plus interest, fees and expenses thereon) and (y) Revolving Credit Loans and Swingline Loans made in excess of the Maximum Advances (plus interest, fees and expenses thereon), in each case without the consent required pursuant to Section 8.5 of this Agreement, (ii)
                                         -----------
with respect to Principal and the other Noteholders, the principal amount advanced or loaned by Principal or any other Noteholder made in excess of $20 million plus any portion of the Additional Permitted Term Loans made by Principal and/or the other Noteholders (plus interest, fees and expenses thereon) without the consent required pursuant to Section 8.4 of this Agreement
                                                  -----------
(iii) with respect to any other Beneficiary (other than Travelers), the principal amount advanced or loaned by such Beneficiary made in excess of the limitation agreed to by such Beneficiary pursuant to Section 8.9(c)(Z) of this
                                                     -----------------
Agreement (plus interest, fees and expenses thereon) without the consent required by Section 8.9(d) of this Agreement.
            --------------

"Borrowing Base" shall have the meaning set forth in Section 1.01 of the Credit
----------------                                     ------------
Agreement (including without limitation Exhibit "C" thereto) as in effect on the date hereof.

"Business Day" shall mean (i) any day excluding Saturday, Sunday and any day
--------------
which is a legal holiday under the law of the State of Texas or Delaware or is a day on which banking institutions located in either such State are required or authorized by law or other governmental action to close, and (ii) a day of the year on which the Trustee is not required or authorized to close.

"Cash Holdings" shall have the meaning set forth in Section 1.01 of the Credit
---------------                                     ------------
Agreement, as in effect on the date hereof.

"Centers" shall have the meaning set forth in Section 1.3 of the Security
---------                                     -----------
Agreement. All of the Debtor's Centers (which includes all locations where the Debtor transacts business) are identified on Schedule 1 hereto.
                                             ----------

"Class" shall mean two or more Beneficiaries which hold Beneficiary Obligations
-------
arising out of the same Beneficiary Agreement.

"Collateral" means (a) "Collateral" as set forth in Section 1.4 of the Security
------------           ------------                 -----------
Agreement, and (b) all liens or charges arising under the Uniform Commercial Code of any state or under any other law in favor of the Trustee or any Beneficiary securing any portion of the Debtor's obligations in respect of any of the Obligations or the Secured Debt, whether or not on property of the Debtor, and any guarantees in favor of the Trustee or any

Beneficiary by any Person guaranteeing the payment or performance of any portion of the Debtor's or any other Person's obligations in respect of any of the Obligations or the Secured Debt.

"Collateral Account" shall have the meaning set forth in Section 4.1 of this
--------------------                                     -----------
Agreement.

"Concentration Account" shall have the meaning set forth in Section 4.1 of this
-----------------------                                     -----------
Agreement.

"Coverage Ratio" shall mean, as of any date of determination, the ratio of (a)
----------------
the Borrowing Base to (b) the then outstanding unpaid principal balance of all Revolving Credit Loans and Swingline Loans.

"Credit Agreement" shall have the meaning set forth in the recitals to this
------------------
Agreement.

"Custodial Agent" shall have the meaning set forth in Section 1.5 of the
-----------------                                     -----------
Security Agreement. All of the Debtor's Custodial Agents and all of the Debtor's agreements with its Custodial Agents are identified on Schedule 2
                                                                ----------
hereto.

"Debt Instrument" shall mean any promissory note or other instrument, document
-----------------
or agreement evidencing any Secured Debt.

"Debtor" shall mean Ace Cash Express Inc., a Texas corporation, and all other
--------
trade names under which Ace Cash Express Inc. transacts business as identified on Schedule 3 hereto.
   ----------

"Depository" shall mean each financial institution at which a Deposit Account
------------
is maintained.

"Deposit Accounts" shall have the meaning set forth in Section 1.8 of the
------------------                                     -----------
Security Agreement.  All of the Debtor's Deposit Accounts are identified on
Schedule 4 hereto.
----------

"Distribution Dates" shall mean the Business Days fixed by the Trustee (the
--------------------
first of which shall occur as soon as practicable but in no event more than ninety (90) days after the giving of a Notice of Actionable Default which has not theretofore been withdrawn and the balance of which shall, so long as such Notice of Actionable Default shall not have been withdrawn, be on the corresponding date (of if not a Business Day, the next Business Day) in each calendar month thereafter) for the distribution of all moneys held by the Trustee in the Collateral Account.

"Effective Date" shall mean the date that the Master Agreement expires or is
----------------
terminated.

"Governmental Authority" shall mean any nation or government, any state or
------------------------
other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

"Guaranty" shall mean the guaranty executed by each of the Debtor's
----------
Subsidiaries for the benefit of all Beneficiaries, which guaranty shall be Substantially in the form of Schedule 7 to this Agreement.
                             ----------

"Hurdle" shall mean, as of any date of determination, an amount equal to the
--------
then outstanding unpaid principal balance of the Notes.

"Lenders" shall mean the Persons from time to time named in Schedules 2.01(a)
---------                                                   -----------------
and 2.01(b) to Credit Agreement.
    -------

"Loans" shall mean the Advance Term Loans, the Revolving Credit Loans and the
-------
Swingline Loans.

"Locations of Collateral" shall include all the properties on which Equipment
-------------------------
or Inventory is located as identified on Schedule 5 hereto.
                                         ----------

"Majority Holders" shall mean, as of any date, subject to the following
------------------
sentence, the Beneficiary or Beneficiaries (other than the Trustee) holding more than 66 2/3% of the aggregate unpaid principal amount of the Secured
Debt (other than the Secured Debt owed to the Trustee). For purposes of determining Majority Holders, all of the Lenders shall be deemed to have taken or be bound by any action approved by Agent, all of the Noteholders shall be deemed to have taken or be bound by any action approved by the Required Noteholders and all of the Beneficiaries comprising a Class of Beneficiaries shall be deemed to have taken or be bound by any action approved by the Required Beneficiaries of such Class.

"Make-Whole Amount" shall have the meaning set forth in Section 9.1 of the
-------------------                                     -----------
Principal Note Agreement.

"Mandatory Holders" shall mean, as of any date, Agent, the Noteholders and each
--------------------
other Beneficiary (other than the Trustee). The consent or approval of the Mandatory Holders requires the consent or approval of Agent, the Required Noteholders and the Required Beneficiaries of each Class of Beneficiaries and each other Beneficiary (other than the Trustee) not participating in a Class of Beneficiaries.

"Material Adverse Effect" shall mean any condition, change, effect or event (or
-------------------------
any development that, insofar as can be reasonably foreseen, would result in any condition, change, effect or event) that is materially adverse to (i) the assets, business, financial condition, results of operations, affairs, properties or prospects of the Debtor and its Subsidiaries taken as a whole,
(ii) the ability of the Debtor to perform its obligations under any of the Security Documents, (iii) the validity or priority of the lien in favor of the Trustee or the Trustee's security interest or (iv) the validity or enforceability of any Security Documents.

"Maximum Advances" shall mean, (i) as of any date either (x) prior to the
------------------
occurrence of an Actionable Default or (y) following the expiration of any Standstill Period, the Borrowing Base and (ii) as of any date from and after the occurrence of any Actionable Default and during any Standstill Period that is invoked as a result of such Actionable Default, an amount equal to the lesser of (x) the sum of (I) Cash Holdings plus (II) Subsidiaries' Cash
                                           ----
Holdings, and (y) the sum of (I) the Borrowing Base plus (II) $10 million.
                                                    ----

"Money Order Agreement" shall have the meaning set forth in the recitals to
-----------------------
this Agreement.

"Money Orders" shall mean money orders provided to Debtor pursuant to the Money
--------------
Order Agreement.

"Noteholders" shall have the meaning set forth in the recitals to this
-------------
Agreement. For purposes of determining the actions taken by the Noteholders, all of the Noteholders shall be deemed to have taken or be bound by any, action approved by the Required Noteholders.

"Notes" shall have the meaning set forth in the recitals to this Agreement.
-------

"Notice of Actionable Default" shall mean a written certification to the
------------------------------
Trustee and the Debtor (i) from Agent certifying that an Actionable Default has occurred (with respect to the WFB Obligations); (ii) from the Required Noteholders certifying that an Actionable Default has occurred (with respect to the Principal Obligations); (iii) from Travelers certifying that a Travelers Event of Default has occurred (with respect to the Travelers Obligations); (iv) from the Required Beneficiaries of a Class of Beneficiaries certifying that an Actionable Default has occurred (with respect to such Class of Beneficiaries' Beneficiary Obligations); or (v) from any other Beneficiary (other than the Trustee), which is not participating in a Class of Beneficiaries, certifying that an Actionable Default has occurred (with respect to such Beneficiary's Beneficiary Obligations).

"Obligations" shall mean and include, collectively, the WFB Obligations, the
-------------
Principal Obligations, the Travelers Obligations, the Beneficiary Obligations, all other obligations secured by the Security Agreement and all obligations due the Trustee under this Agreement.

"Person" shall mean any individual, corporation, partnership, joint venture,
--------
limited liability company, association, joint-stock company, trust, unincorporated organization, Governmental Authority or other entity.

"Principal" shall mean Principal Life Insurance Company, an Iowa corporation.
-----------

"Principal Event of Default" shall have the meaning attributed to the term
---------------------------
"Event of Default" set forth in Section 8.1 of the Principal Note Agreement.
                                -----------

"Principal Note Agreement" shall have the meaning set forth in the recitals to
--------------------------
the Security Agreement.

"Principal Obligations" shall mean all existing and future obligations and
-----------------------
liabilities of the Debtor to Principal and the other Noteholders under the Principal Note Agreement and any and all other agreements, documents and instruments executed in connection therewith or which relate thereto other than the principal amount advanced or loaned by Principal or any other Noteholder made in excess of $20 million plus any portion of the Additional Permitted Term Loans made by Principal and/or the other Noteholders (plus interest, fees and expenses thereon) without the consent required pursuant to Section 8.4 of this
                                                           -----------
Agreement.

"Proceeds" shall have the meaning ascribed to it in Section 9-306(a) of the
----------
Uniform Commercial Code as in effect in the State of Texas and, whether or not constituting proceeds under such section, shall include, but shall not be limited to, (i) any and all proceeds of any insurance, indemnity, warranty or guaranty payable to the Debtor from time to time with respect to any of the Collateral, (ii) any and all payments (in any form whatsoever) made or due and payable to the Debtor from time to time in connection with any requisition, confiscation, condemnation, seizure or forfeiture of all or any part of the Collateral by any Governmental Authority, and (iii) any and all other amounts from time to time paid or payable to the Debtor upon the sale, exchange, collection or other disposition of any part of the Collateral.

"Required Beneficiaries" shall mean, at any time, with respect to each Class of
------------------------
Beneficiaries (other than the Lenders and the Noteholders), the holders of at least 51% in principal amount of the obligations owing to such Class of Beneficiaries.

"Required Noteholders" shall mean, at any time, the holders of at least 51% in
----------------------
principal amount of the Notes at the time outstanding (exclusive of the Notes then owned by the Debtor or any Subsidiary or Affiliate of the Debtor).

"Responsible Officer" shall mean, with respect to any Person (other than
---------------------
individuals and Governmental Authorities), the chief executive officer, the chief financial officer or the chief accounting officer of such Person.

"Restricted Actions" shall include (i) the release of Collateral pursuant to
--------------------
Section 7.1, (ii) any amendment to the Security Agreement which adds as
-----------
Collateral any real property or any personal property of a type or category which is not of the same or similar type or category listed in Section 1.4 of
                                                               -----------
the Security Agreement and (iii) any amendment to this Agreement except as provided in Section 9.1(b) hereof.
            --------------

"Revolving Credit Loans" shall have the meaning set forth in Section 1.01 of
------------------------                                     ------------
the Credit Agreement, as in effect on the date hereof, and shall include the revolving credit loans to be made by Lenders to Debtor pursuant to Section 2.01
                                                                   ------------
of the Credit Agreement.

"Secured Debt" shall mean, as of any date, the Obligations then outstanding.
--------------
In no event, unless the Mandatory Holders give their prior written consent, shall Secured Debt include the unadvanced amount of any commitment (other than the undrawn face amount of letters of credit).

"Security Agreement" shall mean the Amended and Restated Assignment of Deposit
--------------------
Accounts and Security Agreement by and between the Debtor and the Trustee dated as of the date hereof, as the same may be amended, supplemented or otherwise modified from time to time in accordance with its terms.

"Security Documents" shall mean the Security Agreement, the Stock Pledge
--------------------
Agreement, the Guaranty Agreements and the other security agreements, instruments and documents referred to on Schedules 1, 2, 3, 4, 5, 6 and 7
                                         --------------------------------
hereto, any additional documents executed to reflect the grant to the Trustee, of a lien upon or security interest in any Collateral, and any agreement or document referred to in Sections 2.4, 5.7 or 9.1(b) of this Agreement, as the
                        ------------  ---    ------
same may be amended, supplemented or otherwise modified from time to time in accordance with their respective terms.

"Standstill Period" shall mean the period commencing on the earlier of (i) the
-------------------
day Agent provides written notice to the Trustee, the Noteholders, Travelers and any other Beneficiaries (in a manner set forth in Section 9.2 of this
                                                      -----------
Agreement) of the existence or occurrence of an Actionable Default (with respect to the WFB Obligations) or (ii) the day Agent receives written notice from the Required Noteholders, Travelers or any other Beneficiary (in a manner set forth in Section 9.2 of this Agreement, a copy of which notice Agent shall
             -----------
promptly forward to the Trustee) of the existence or occurrence of an Actionable Default (with respect to the Principal Obligations, the Travelers Obligations or such Beneficiary's Beneficiary Obligations) and ending on the earlier of (x) the close of business on the day which is 45 days after the date the Standstill Period commenced or (y) the day on which the WFB Priority Obligations are paid in full, in cash or other consideration acceptable to Agent in its sole discretion. The Standstill Period shall be determined in accordance with the preceding sentence and shall not terminate any earlier notwithstanding that the amount of outstanding WFB Priority Obligations may, at any time during the Standstill Period, be less than the Hurdle. If a Standstill Period commences and later terminates upon the expiration of the 45-day period thereof, Agent shall not be permitted to invoke another Standstill Period until after 180 days following the expiration of such Standstill Period. If a Standstill Period commences and later terminates prior to the expiration of the 45-day period thereof because a Notice of Actionable Default has been withdrawn, additional Standstill Period(s) can be invoked in the manner, for the period, and subject to the limitations set forth in this paragraph if a new Actionable Default shall occur; provided, if a Standstill Period commences upon the filing of a Notice of Actionable Default by Agent, from the day thereof until 180 days thereafter, the total number of days comprising the Standstill Period(s) during such 180-day period shall be 45 days.

"Stock Pledge Agreement" shall mean that certain Stock Pledge Agreement (as
------------------------
amended, modified or restated from time to time) executed by Debtor in favor of Trustee.

"Subsidiary" shall mean, when used with reference to any Person, any
------------
corporation, association or other business entity in which such Person owns directly or indirectly a majority of the outstanding voting securities or owns sufficient equity or voting interests to enable it, in the absence of contingencies, to elect a majority of the directors of such entity or, if such entity is a partnership or a joint venture, such Person has more than a 50% interest in the profits or capital thereof. Unless the context otherwise clearly requires, any reference to a "Subsidiary" is a reference to a Subsidiary of the Debtor.

"Subsidiary's Cash Holdings" shall have the meaning set forth in Section 1.01
----------------------------                                     ------------
of the Credit Agreement, as in effect on the date hereof.

"Swingline Loans" shall have the meaning set forth in Section 1.01 of the
-----------------                                     ------------
Credit Agreement, as in effect on the date hereof, and shall include the multiple advance swingline loans to be made by WFB to Debtor pursuant to
Section 2.17 of the Credit Agreement.
------------

"Travelers"  shall mean Travelers Express Company, Inc., a Minnesota
-----------
corporation.
                                       177

"Travelers Event of Default"  shall mean the occurrence of an event or
----------------------------
condition (after giving effect to any applicable notice and cure provisions) that permits Travelers to terminate the Money Order Agreement under Section
                                                                    -------
18.b thereof because of default by Debtor thereunder.
----

"Travelers Obligations" shall mean, (A) with respect to the following items for
-----------------------
which payment has not been actually received by Travelers or its assignee and for which the Debtor is liable pursuant to the Money Order Agreement, the sum of i) the face amount of all Money Orders either (x) sold by the Debtor pursuant to the Money Order Agreement or (y) lost, stolen or misappropriated by or from the Debtor, and paid by Travelers or its assignee, plus (ii) the per item fee (as adjusted pursuant to the Money Order Agreement) for each such Money Order and (B) any and all other payment obligations of Debtor to Travelers under the Money Order Agreement.

"Trust Agreement Collateral" shall have the meaning set forth in Section 4.2(a)
----------------------------
of this Agreement.

"Trust Estate" shall have the meaning set forth in the Declaration of Trust of
--------------
this Agreement.

"Trustee" shall mean Wilmington Trust Company, a Delaware banking corporation,
---------
and its successors in trust as provided herein.

"Trustee's Fees" shall mean all fees, costs and expenses of the Trustee of the
----------------
types described in Sections 5.3, 5.4, 5.5 and 5.6 of this Agreement.
                   ----------------------     ---

"Trustee's Liens" shall mean all liens and security interests against the Trust
-----------------
Estate which result from (i) claims against the Trustee unrelated to the transactions contemplated by this Agreement and the Security Documents or (ii) affirmative acts by the Trustee creating a lien or security interest other than as contemplated by this Agreement.

"WFB" shall mean Wells Fargo Bank (Texas), National Association, a national
-----
banking association.

"WFB Event of Default" shall have the meaning attributed to the term "Event of
----------------------
Default" set forth in Article VII of the Credit Agreement.
                      -----------

"WFB Obligations" shall mean all existing and future obligations and
-----------------
liabilities of the Debtor to Agent, the Lenders and/or their respective successors and assigns under the Credit Agreement and any and all other agreements documents and instruments heretofore, now or hereafter executed in connection therewith or which relate thereto other than the principal amount of Advance Term Loans, Revolving Credit Loans and Swingline Loans in excess of the limitations set forth in clause (i) of the definition of Beneficiary Obligations (plus interest, fees and expenses thereon) without the consent required pursuant to Section 8.5 of this Agreement.
                     -----------

"WFB Priority Fees and Expenses" shall mean such portion of the total fees and
--------------------------------
expenses incurred by Agent and/or Lenders in connection with the collection or enforcement of the WFB Obligations which on the date of distribution, pursuant to Section 4.4 of this Agreement, shall equal the amount obtained by
   -----------
multiplying the total of such fees and expenses by a fraction of which the numerator is equal to the WFB Priority Obligations (less all fees and expenses incurred by Agent and/or Lenders) and the denominator is equal to the WFB Obligations (less all fees and expenses incurred by Agent and/or Lenders). For purposes of this definition, fees and expenses incurred by Agent and/or Lenders shall not include any penalties, premiums, commitment fees, breakage fees or similar types of fees, if any, charged by Agent and/or Lenders under the Credit Agreement.

"WFB Priority Obligations" shall mean that portion of the WFB Obligations equal
--------------------------
to the sum, without duplication, of (i) the outstanding unpaid principal balance of all Revolving Credit Loans and all Swingline Loans (provided that
                                                               --------
the outstanding unpaid principal balance of all Revolving Credit Loans and Swingline Loans, for the purpose of determining WFB Priority Obligations, shall not exceed the Maximum Advances), plus
                                  ----
                                       178

(ii) all accrued and unpaid interest (including default interest) on the amounts in subsection (i) of this paragraph, plus (iii) the WFB Priority Fees
                                             ----
and Expenses.

(b) The words "hereof," "herein" and "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement and section references are to this Agreement unless otherwise specified.

(c) All terms defined in this Agreement in the singular shall have comparable meanings when used in the plural, and vice versa, unless otherwise specified.

(d) Terms describing items or types of collateral not otherwise defined herein which are defined in or used in Article 9 of the Uniform Commercial Code as in effect in the State of Texas shall herein have the respective meanings given to them in such Article 9.


                                        SECTION 2

                    CERTAIN OBLIGATIONS AND DUTIES OF THE TRUSTEE AND

                             THE DEBTOR; POWERS OF ATTORNEY

Section 2.1. Authorization to Execute Security Documents. The Trustee shall execute and deliver each of the Security Documents requiring execution and delivery by it and shall accept delivery from the Debtor of those Security Documents which do not require the Trustee's execution.

Section 2.2. Certain Representations and Warranties. The Trustee, in its capacity as trustee hereunder, and Wilmington Trust Company, in its individual capacity, each represent and warrant to the Beneficiaries as follows:

(a) Wilmington Trust Company is a banking corporation duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation and has all requisite corporate power and authority to enter into and perform its obligations under this Agreement and the Security Documents to which it is a party.

(b) The execution, delivery and performance by the Trustee of this Agreement and the Security Documents to which it is a party have been duly authorized by all necessary corporate action on the part of Wilmington Trust Company.

(c) There are no Trustee's Liens and Wilmington Trust Company, in its individual capacity, has no liens or security interests against the Trust Estate.

(d) There are no actions or proceedings pending or, to the actual knowledge of any officers of Wilmington Trust Company's Corporate Trust Administration, threatened against it before any Governmental Authority (i) which question the validity or enforceability of this Agreement or any Security Documents to which it is a party; or (ii) which relate to the banking or trust powers of Wilmington Trust Company and which, if determined adversely to the position of Wilmington Trust Company, would materially and adversely affect the ability of Wilmington Trust Company or the Trustee to perform their respective obligations under this Agreement or any of the Security Documents to which any one or more of them is a party.

(e) This Agreement and each of the Security Documents to which the Trustee is a party have been duly executed and delivered by the Trustee (assuming, with respect to the Security Documents, that this Agreement has been duly authorized, executed and delivered by the other parties hereto) and are the legal, valid and binding obligations of the Trustee enforceable in accordance with their terms, except to the extent enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, fraudulent transfer or other similar laws affecting the enforcement of creditors' rights generally and by the effect of general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

(f) No Uniform Commercial Code financing statements or other filings or recordations executed by or on behalf of Wilmington Trust Company (in its individual capacity) have been filed by or against it with respect to any of the Collateral.

Section 2.3.  Actions:  Control of the Trustee.  (a) Subject to Sections 2.3(b)
                                                                ---------------
and 2.3(c), at such times during the Standstill Period as the amount of
----------
outstanding WFB Priority Obligations is greater than or equal to the Hurdle, the Trustee shall take such action with respect to the Collateral and the Security Documents (including, but not limited to, exercising the rights and remedies provided in Section 3 hereof) as is requested in writing by Agent and
                     ---------
only by Agent; if, however, the Standstill Period has expired or if during the Standstill Period the amount of outstanding WFB Priority Obligations is at the time action is requested less than the Hurdle, the Trustee shall take only such action with respect to the Collateral and the Security Documents (including, but not limited to, exercising any of the rights and remedies provided in
Section 3 hereof) as is requested in writing by the Majority Holders.
---------
Notwithstanding the foregoing, the Trustee shall at no time take any Restricted Actions without the consent of the Mandatory Holders; and the Trustee shall not be obligated to take any action which is in conflict with any provisions of law or of this Agreement or the Security Documents or with respect to which the Trustee has not received adequate security or indemnity as provided in Section
                                                                       -------
6.4(d). Following the receipt by the Trustee of a Notice of Actionable Default,
------
and so long as such Notice of Actionable Default has not been withdrawn, the Trustee shall not take any action to enforce the security interest in the Collateral unless the Trustee has received instructions to do so in the manner provided in this Section 2.3.
                 -----------

(b) The Trustee shall not be obligated to follow any written directions received pursuant to Section 2.3(a) of this Agreement to the extent the Trustee
                     --------------
has received an opinion of Richards, Layton & Finger, P.A. or such other independent counsel reasonably satisfactory to the Majority Holders to the effect that such written directions are in conflict with any provisions of law or this Agreement; provided, however, under no circumstances shall the Trustee
                   --------  -------
be liable for following the written instructions of Agent, the Majority Holders or the Mandatory Holders at such times as such parties have the authority to act as herein provided.

(c) Nothing in this Section 2.3 shall impair the right of the Trustee in its
                    -----------
discretion to take or omit to take any action deemed proper by the Trustee and which action or omission is not inconsistent with any direction of Agent, so long as the Standstill Period has not expired and the amount of outstanding WFB Priority Obligations is greater than or equal to the Hurdle, or any direction of the Majority Holders, if the Standstill Period has expired or if during the Standstill Period at such times that the amount of outstanding WFB Priority Obligations is less than the Hurdle; provided, however, the Trustee shall not be under any obligation, as a result of this Section 2.3, to take any action
                                             -----------
which is discretionary with the Trustee under the provisions hereof or under any Security Document unless so directed by Agent, so long as the Standstill Period has not expired and the amount of outstanding WFB Priority Obligations is greater than or equal to the Hurdle, or the Majority Holders, if the Standstill Period has expired or during the Standstill Period at such times that the amount of outstanding WFB Priority Obligations is less than the Hurdle; provided further that notwithstanding the foregoing, the Trustee shall
        ----------------
at no time take any Restricted Actions without the consent of the Mandatory Holders.

Section 2.4. Additional Security Documents. In the event that the Debtor acquires any interest in any Collateral which is not covered by a Security Document in a manner which will perfect the Trustee's lien upon and first priority security interest in such Collateral without further act or deed of the Trustee, at the time such interest in such Collateral is acquired, to the extent that such security interest may be perfected by the execution and/or filing of a Security Document, then the Debtor shall immediately prepare, execute and deliver to the Trustee such Security Documents, in form and substance similar to the Security Documents heretofore executed and delivered by the Debtor, as are necessary to perfect the Trustee's lien upon and security interest in such Collateral. If the signature of the Trustee is required on any such Security Document, the Debtor shall present such Security Document to Agent, the Noteholders and Travelers for review by Agent, the Noteholders and Travelers and, if approved by Agent or the Required Noteholders, Agent or the Required Noteholders (as the case may be) will forward such Security Document to the Trustee for signature and the Trustee shall execute such Security Document and return it to Agent [or the Required Noteholders (as the case may be)] who shall file such Security Document with appropriate public filing and/or recording offices if such filing and/or recording is required or advisable to perfect or protect the Trustee's lien upon and security interest in such Collateral.

Section 2.5. Powers of Attorney. The Debtor hereby irrevocably constitutes and appoints the Trustee and any officer or agent thereof, with full power of substitution, as its true and lawful attorney-in-fact with full power and authority in the name of the Debtor or the name of such attorney-in-fact, from time to time in the Trustee's discretion, for the purpose of signing documents and taking other action to perfect, promote and protect the liens and security interests of the Trustee in the Collateral. This power of attorney is a power coupled with an interest, shall be irrevocable and shall not first require the Trustee to have received a Notice of Actionable Default.

Section 2.6. Copies of Letters and Documents. The Trustee shall promptly provide each Beneficiary copies of any letters or documents it receives in connection with any Deposit Account or any arrangement with any Custodial Agent, including, but not limited to, letters and documents related to the termination or opening of any Deposit Account or the termination of, or the entering into any new agreements with, any Custodial Agents or Depositories.
In addition, if not already required to do so, the Trustee shall provide to any Beneficiary, upon such Beneficiary's request, copies of any letters or documents the Trustee receives from the Debtor or any other Person in connection with this Agreement, including additional Security Documents.

                                    SECTION 3

                            ACTIONABLE DEFAULTS; REMEDIES

Section 3.1. Actionable Default. (a) Upon receipt of a Notice of Actionable Default, the Trustee shall, within five (5) Business Days thereafter, send a copy thereof to each Beneficiary and shall notify each Beneficiary, in the manner provided in Section 9.2 of this Agreement, that an Actionable Default
                   -----------
exists and that Notice of Actionable Default has been received. Upon receipt of any written directions pursuant to Section 2.3(a) of this Agreement, the
                                      --------------
Trustee shall, within five (5) Business Days thereafter, send a copy thereof to each Beneficiary.

(b) The party or parties (or successors in interest thereto) giving a Notice of Actionable Default shall be entitled to withdraw it by delivering written notice of withdrawal to the Trustee (i) before the Trustee takes any action to exercise any remedy with respect to the Collateral or (ii) thereafter, if the Debtor otherwise indemnifies the Trustee and the Beneficiaries (in a manner satisfactory to the Trustee and the Beneficiaries in their sole discretion) with respect to all costs and expenses incurred by the Trustee and the Beneficiaries in connection with reversing all actions the Trustee has taken to exercise any remedy or remedies with respect to the Collateral. The Trustee shall immediately notify the Debtor as to the receipt and contents of any such notice of withdrawal and shall promptly notify each Beneficiary, in the manner provided in Section 9.2 of this Agreement, of the withdrawal of any Notice of
            -----------
Actionable Default and shall promptly send a copy of any such notice of withdrawal to each Beneficiary.

Section 3.2. Remedies. (a) Upon receipt of a Notice of Actionable Default, and irrespective of whether the Trustee has delivered notices to the Beneficiaries pursuant to Section 3.1(a) of this Agreement, the Trustee shall exercise the
            --------------
rights and remedies provided in this Section 3 and the rights and remedies
                                     ---------
provided in any of the Security Documents.

(b) The Debtor hereby waives presentment, demand, protest or any notice (to the extent permitted by applicable law and except as otherwise expressly provided in this Agreement) of any kind in connection with this Agreement, any Collateral or any Security Document.

(c) The Debtor hereby irrevocably constitutes and appoints the Trustee and any officer or agent thereof, with full power of substitution, as its true and lawful attorney-in-fact with full power and authority in the name of the Debtor or in its own name, from time to time in the Trustee's discretion, upon the occurrence and during the continuance of any Actionable Default, for the purpose of carrying out the terms of this Agreement and any of the Security Documents, to take any and all appropriate action and to execute any and all documents and instruments which may be necessary or desirable to accomplish the purposes hereof and thereof and, without limiting the generality of the foregoing, hereby gives the Trustee the power and right on behalf of the Debtor, without assent by the Debtor, to the extent permitted by applicable law, to do the following:

(i) to ask for, demand, sue for, collect, receive and give acquittance for any and all moneys due or to become due with respect to the Collateral,

(ii) to receive, take, endorse, assign and deliver any and all checks notes, drafts, acceptances, documents and other negotiable and nonnegotiable instruments documents and chattel paper taken or received by the Trustee in connection herewith and therewith,

(iii) to commence, file, prosecute, defend, settle, compromise or adjust any claim, suit, action or proceeding with respect to the Collateral,

(iv) to sell, transfer, assign or otherwise deal in or with the Collateral or any part thereof pursuant to the terms and conditions hereunder and thereunder, and

(v) to do, at its option and at the expense and for the account of the Debtor, at any time or from time to time, all acts and things which the Trustee deems necessary to protect or preserve the Collateral or the Trust Estate and to realize upon the Collateral;

provided that the Trustee shall provide the Debtor written notice of any
--------
actions taken by the Trustee pursuant to this subsection (c); provided further,
                                                              ----------------
however, that the Trustee's failure to provide the Debtor with such written
-------
notice shall not affect the validity of the Trustee's actions taken hereunder.

Section 3.3. Right to Initiate Judicial Proceedings, etc. (a) Even if the Trustee has not received a Notice of Actionable Default, the Trustee shall nevertheless have the right and power to institute and maintain such suits and proceedings as it may deem appropriate to protect and enforce the rights vested in it by this Agreement and each Security Document; provided, however, that as
                                                    -----------------
set forth in Section 2.3(a) of this Agreement, foreclosure of the liens and
             --------------
security interests in the Collateral may not be commenced prior to the Trustee's receipt of a Notice of Actionable Default.

(b) If and only if the Trustee shall have received a Notice of Actionable Default and during such time as such Notice of Actionable Default shall not have been withdrawn in accordance with the provisions of Section 3.1(b) hereof,
                                                         --------------
the Trustee may, either after entry or without entry, proceed by suit or suits at law or in equity to foreclose upon the Collateral and to sell all or, from time to time, any of the Trust Estate under the judgment or decree of a court of competent jurisdiction.

Section 3.4. Appointment of a Receiver. If a receiver of the Trust Estate shall be appointed in judicial proceedings, Wilmington Trust Company may be appointed as such receiver. Notwithstanding the appointment of a receiver, the Trustee shall be entitled to retain possession and control of all cash held by or deposited with it or its agents or co-trustees pursuant to any provision of this Agreement or any Security Document.

Section 3.5. Exercise of Powers. All of the powers, remedies and rights of the Trustee as set forth in this Agreement may be exercised by the Trustee in respect of any Security Document as though set forth at length therein and all the powers, remedies and rights of the Trustee as set forth in any Security Document may be exercised from time to time as herein and therein provided.

Section 3.6. Remedies Not Exclusive. (a) No remedy conferred upon or reserved to the Trustee herein or in the Security Documents is intended to be exclusive of any other remedy or remedies, but every such remedy shall be cumulative and shall be in addition to every other remedy conferred herein or in any of the Security Documents or now or hereafter existing at law or in equity or by statute.

(b) No delay or omission of the Trustee to exercise any right, remedy or power accruing upon any Actionable Default shall impair any such right, remedy or power or shall be construed to be a waiver of any such Actionable Default or an acquiescence therein; and every right, power and remedy given by this Agreement or any Security Document to the Trustee may be exercised from time to time and as often as may be deemed expedient by the Trustee.

(c) In case the Trustee shall have proceeded to enforce any right, remedy or power under this Agreement or any Security Document and the proceeding for the enforcement thereof shall have been discontinued or abandoned for any reason or shall have been determined adversely to the Trustee, then and in every such case the Debtor, the Trustee and the Beneficiaries shall, subject to any effect of or determination in such proceeding, severally and respectively be restored to their former positions and rights hereunder and under such Security Document with respect to the Trust Estate and in all other respects, and thereafter all rights, remedies and powers of the Trustee shall continue as though no such proceeding had been taken.

(d) All rights of action and rights to assert claims upon or under this Agreement and the Security Documents may be enforced by the Trustee without the possession of any Debt Instrument or the production thereof in any trial or other proceeding relative thereto, and any such suit or proceeding instituted by the Trustee shall be brought in its name as Trustee and any recovery of judgment shall be held as part of the Trust Estate.

Section 3.7. Waiver of Certain Rights. The Debtor, to the extent it may lawfully do so, on behalf of itself and all who may claim through or under it, including, without limitation, any and all subsequent creditors, vendees, assignees and lienors, expressly waives and releases any, every and all rights to demand or to have any marshaling of the Trust Estate upon any sale, whether made under any power of sale granted under the Security Documents, or pursuant to judicial proceedings or upon any foreclosure or any enforcement of this Agreement or the Security Documents and consents and agrees that all the Trust Estate may at any such sale be offered and sold as an entirety. In no event, however, does the Debtor waive any obligations of the Trustee under applicable law to dispose of the Trust Estate in a commercially reasonable manner.

Section 3.8. Limitation on Trustee's Duties in Respect of Collateral. Beyond its duties set forth in this Agreement as to the custody thereof and the accounting to the Debtor and the Beneficiaries for moneys received by it hereunder, the Trustee shall not have any duty to the Debtor or the Beneficiaries as to any Collateral in its possession or control or in the possession or control of any agent or nominee of it or any income thereon or as to the preservation of rights against prior parties or any other rights pertaining thereto. To the extent, however, that the Trustee or an agent or nominee of the Trustee maintains possession or control of any of the Collateral or the Security Documents at any office of the Debtor, the Trustee shall, or shall instruct such agent or nominee to, grant the Debtor the access to such Collateral or Security Documents which the Debtor requires for the conduct of its business, as permitted by the Credit Agreement, the Principal Note Agreement, the Money Order Agreement and each other Beneficiary Agreement, so long as the Trustee shall not have received a Notice of Actionable Default.

Section 3.9. Limitation by Law. All the provisions of this Section 3 are intended to be subject to all applicable mandatory provisions of law which may be controlling in the premises and to be limited to the extent necessary so that they will not render this Agreement invalid or unenforceable in whole or in part.

Section 3.10. Absolute Rights of the Beneficiaries. Notwithstanding any other provision of this Agreement or any provision of any Security Document, but subject in all cases to the rights and obligations of the Beneficiaries under Sections 2.3 and 8.2 hereof, neither the right of each Beneficiary, which
      ------------     ---
is absolute and unconditional, to receive payments of the Secured Debt held by such Beneficiary on or after the due date thereof as therein expressed, to institute suit for the enforcement of such payment on or after such due date, or to assert its position and views as a secured or unsecured creditor in, and to otherwise exercise any right (other than the right to enforce the security interest in the Collateral, which shall in all circumstances be exercisable only by the Trustee and only as provided in this Agreement and the Security Agreement) which such Beneficiary may have in connection with, a case under the Bankruptcy Code in which the Debtor is a debtor (including, in the case of Travelers, any right to terminate the Money Order Agreement), nor the obligation of the Debtor, which is also absolute and unconditional, to pay the Secured Debt owing by the Debtor to each Beneficiary at the time and place expressed therein shall be impaired or affected without the consent of such Beneficiary.

Section 3.11. Actionable Defaults; Notices. Each Beneficiary shall promptly provide each other Beneficiary notice of the existence of any material event or circumstance of which such Beneficiary has actual knowledge constituting an Actionable Default under agreements or documents to which such Beneficiary is a party. The Trustee undertakes to deliver promptly such notices on behalf of such Beneficiary to each of the other Beneficiaries; provided, however, that any notice required by and provided pursuant to this Section 3.11 shall not
                                                     ------------
constitute a Notice of Actionable Default.

                                  SECTION 4

                   COLLATERAL ACCOUNT; APPLICATION OF MONEYS

Section 4.1. The Collateral Account. On the date hereof there shall be established and, at all times thereafter until the trusts created by this Agreement shall have terminated, there shall be maintained with the Trustee an account which shall be entitled the "Collateral Account" (herein called the "Collateral Account"). The Collateral Account shall be established and
--------------------
maintained by the Trustee at Rodney Square North, Wilmington, Delaware 19890. All moneys which are received by the Trustee with respect to the Collateral after the Trustee shall have received a Notice of Actionable Default which shall not have been withdrawn in accordance with the terms of Section 3.1(b)
                                                              --------------
hereof shall be deposited in the Collateral Account and thereafter shall be held, applied and/or disbursed by the Trustee in accordance with the terms of this Agreement. All moneys received by the Trustee with respect to all or any part of the Collateral (including, without limitation, any insurance proceeds received by the Trustee with respect to any policy carried by the Debtor, or any affiliate thereof, covering the Collateral), either (a) prior to Trustee's receipt of a Notice of Actionable Default, or (b) after the withdrawal of a Notice of Actionable Default in accordance with the terms of Section 3.1(b)
                                                             --------------
hereof, shall be deposited, forthwith, into the Debtor's account no. 4159696539 with WFB ("Concentration Account"). All moneys received by the Trustee with respect to all or any part of the Collateral between the receipt by the Trustee of a Notice of Actionable Default and the withdrawal of such Notice of Actionable Default in accordance with the terms of Section 3.1(b) hereof shall,
                                                   --------------
to the extent not distributed pursuant to the terms of Section 4.4 of this
                                                       -----------
Agreement, be deposited, forthwith following such withdrawal, into the Concentration Account.

Section 4.2. Grant of Security Interest; Control of Collateral Account. (a) To secure the prompt and complete payment, when due, and the observance and performance of all Secured Debt, the Debtor hereby assigns and pledges to the Trustee and grants to the Trustee a security interest in all of the right, title and interest of the Debtor in and to the following, whether presently existing or hereafter arising or acquired (the "Trust Agreement Collateral"):
                                               ----------------------------
the Collateral Account, all cash deposited therein, all certificates and instruments, if any, from time to time representing the Collateral Account; all investments from time to time made pursuant to Section 4.3 hereof, all notes,
                                               -----------
certificates of deposit and other instruments from time to time hereafter delivered to or otherwise possessed by the Trustee in substitution for, or in addition to, any or all of the then existing Trust Agreement Collateral; all interest, dividends, cash, instruments, and other property from time to time received, receivable or otherwise distributed in respect of or in exchange for any or all of the then existing Trust Agreement Collateral; and to the extent not covered above, all Proceeds of and any collections, earnings and accruals with respect to any or all of the foregoing (whether the same are acquired before or after the commencement of a case under the Bankruptcy Code by or against the Debtor as debtor).

(b) All right, title and interest in and to the Collateral Account shall vest in the Trustee, and funds on deposit in the Collateral Account and other Trust Agreement Collateral shall constitute part of the Trust Estate. The Collateral Account shall be subject to the exclusive dominion and control of the Trustee.

Section 4.3. Investment of Funds Deposited in Collateral Account. The Trustee shall invest and reinvest moneys on deposit in the Collateral Account at any time in:

(i) marketable obligations of the United States having a maturity not exceeding the date one year from the date of acquisition;

(ii) marketable obligations directly and fully guaranteed by the United States having a maturity not exceeding the date one year from the date of acquisition;

(iii) bankers' acceptances and certificates of deposit and other interest bearing obligations issued by WFB, Wilmington Trust Company or any bank organized under the laws of the United States or any state thereof (provided,
                                                                    --------
however, that WFB, Wilmington Trust Company or such bank, as the case may be,
-------
has capital, surplus and undivided profits aggregating at least $250,000,000 and a rating from Standard & Poor's Ratings Group or Moody's Investors Service, Inc. of A or better), in each case having a maturity not exceeding the date one year from the date of acquisition;

(iv) commercial paper (except for commercial paper issued by the Debtor or any of its Affiliates) rated A-1 or the equivalent thereof by Standard & Poor's Ratings Group and P-1 or the equivalent thereof by Moody's Investors Service, Inc., and having a maturity not exceeding the date two hundred and seventy
(270) days from the date of acquisition; and

(v) repurchase obligations entered into with Wilmington Trust Company or with any bank (provided, however, that Wilmington Trust Company or such bank meets
          --------  -------
the requirements set forth in Section 4.3(iii) above), having a maturity not
                              ----------------
exceeding the earlier of the Distribution Date next following the date of acquisition or the date thirty (30) days from the date of acquisition, and collateralized by investments described in subsections 4.3(i) and 4.3(ii)
                                                       ------     -------
above, provided that the Trustee takes immediate physical possession of such collateral;

provided, however, that in order to provide the Beneficiaries with a perfected security interest therein, each such investment shall be either:

(A) evidenced, or deemed under applicable federal regulations to be evidenced, by negotiable certificates or instruments, or if non-negotiable then issued in the name of the Trustee, which (together with any appropriate instruments of transfer) are delivered to, and held by, the Trustee or an agent thereof (which shall not be the Debtor or any of its Affiliates) in Delaware or Texas; or

(B) in book-entry form and issued in the States of Delaware or Texas by an entity located in the States of Delaware or Texas and in which (in the opinion of independent counsel to the Trustee) the Trustee shall have a perfected security interest;

and provided, further, that the maximum amount of the funds held in the Collateral Account which may be invested in obligations of the types described in clauses (iii), (iv) and (v) above of any one issuer shall not exceed the lesser of five percent (5.0%) of such funds or $1,000,000. All such investments and the interest and income received thereon and therefrom and the net proceeds realized on the sale thereof shall be held in the Collateral Account as part of the Trust Estate.
                                       185

Section 4.4.  Application of Moneys.  Subject to Section 4.1 hereof, all moneys
                                                 -----------
held by the Trustee in the Collateral Account shall, to the extent available for distribution, be distributed by the Trustee on the first and each succeeding Distribution Date as follows:

FIRST: To the Trustee in an amount equal to the Trustee's Fees which are unpaid as of such Distribution Date, and to any Beneficiary which has theretofore advanced or paid any such Trustee's Fees in an amount equal to the amount thereof so advanced or paid by such Beneficiary prior to such Distribution Date; provided, however, that nothing herein is intended to relieve the Debtor of its obligation to pay such costs, fees, expenses and liabilities from funds outside of the Collateral Account;

SECOND:  To Agent in an amount equal to the WFB Priority Fees and Expenses;

THIRD: To Agent in an amount equal to the WFB Priority Obligations (but excluding therefrom any premiums thereon and WFB Priority Fees and Expenses), such amount to be determined as of the day before the Distribution Date;

FOURTH: To the Beneficiaries (other than Travelers) in an amount equal to the collection costs, fees and expenses (but excluding therefrom any penalties, premiums, commitment fees, breakage fees or similar types of fees) due to such Beneficiaries and their representatives which are payable by the Debtor to such Beneficiaries under the relevant Debt Instrument, and, in case such moneys shall be insufficient to pay in full such costs, fees and expenses, then to the payment thereof ratably (without priority of any one over any other, except in accordance with applicable subordination provisions, if any, contained in the Debt Instruments) to each such Beneficiary in proportion to the unpaid amounts thereof on the relevant Distribution Date;

FIFTH: To the Beneficiaries (other than Travelers) in an amount equal to the unpaid interest (but excluding therefrom any penalties, premiums, commitment fees, breakage fees or similar types of fees) on loans and extensions of credit comprising the Secured Debt (other than the WFB Priority Obligations, and, in case such moneys shall be insufficient to pay in full such interest, then to the payment thereof ratably (without priority of any one over any other, except in accordance with applicable subordination provisions, if any, contained in the Debt Instruments) to each such Beneficiary in proportion to the unpaid amounts thereof determined on the day before the relevant Distribution Date;

SIXTH: To the Beneficiaries (other than Travelers) in an amount equal to the unpaid principal of (but excluding therefrom any penalties, premiums, commitment fees, breakage fees or similar types of fees) loans and extensions of credit comprising the Secured Debt (other than the WFB Priority Obligations, and, with respect to any outstanding letters of credit issued by any such Beneficiary to the Debtor, the Trustee shall withhold and retain in the Collateral Account in trust for such Beneficiary the undrawn face amount of such letters of credit, and, in case such moneys shall be insufficient to pay in full such principal or to secure such letters of credit, then to the payment of each such Beneficiary and to secure each such letter of credit ratably (without priority of any one over any other, except in accordance with applicable subordination provisions, if any, contained in the Debt Instruments) in proportion to the unpaid amounts thereof and the undrawn face amounts of such letters of credit determined on the day before the relevant Distribution Date (provided if the undrawn letters of credit are thereafter drawn, the
      --------
Trustee shall pay the drawee the amount drawn up to the maximum amount retained by the Trustee for such drawee, and provided further, if such letters of credit
                                    ----------------
expire, the Trustee shall distribute the amounts retained to secure such undrawn letters of credit to such Beneficiaries pursuant to this Section 4.4);
                                                                 -----------

SEVENTH: To the Beneficiaries (other than Travelers) in an amount equal to the penalties, premiums, commitment fees, breakage fees or similar types of fees on all amounts due to such Beneficiaries and their representatives which are payable by the Debtor to such Beneficiaries under the relevant Debt Instrument

(including the Make-Whole Amount), and, in case such moneys shall be insufficient to pay in full such penalties, premiums, commitment fees, breakage fees or similar types of fees, then to the payment thereof ratably (without priority of any one over any other, except in accordance with applicable subordination provisions, if any, contained in the Debt Instruments) to each such Beneficiary in proportion to the unpaid amounts thereof on the relevant Distribution Date;

EIGHTH: To the Beneficiaries (other than Travelers) in an amount equal to all other amounts, if any, then due to such Beneficiaries and their representatives; and

NINTH:  To Travelers in an amount equal to all amounts, if any, then due to it;
and

TENTH: Any surplus then remaining shall be paid to the Debtor or its successors or assigns, or to whomever may be lawfully entitled to receive the same, or as a court of competent jurisdiction may direct; provided, however,
                                                          --------  -------
that if any Beneficiary shall have notified the Trustee in writing that such Beneficiary has an outstanding claim, or has knowledge of a threatened potential claim, against the Debtor and such Beneficiary is entitled to the benefits of an indemnification, reimbursement or similar provision constituting Secured Debt in connection with such claim or potential claim, the Trustee shall continue to hold in the Collateral Account, for a period of not more than two (2) years following the date of such notice, the amount specified in such notice (which notice shall contain the Beneficiary's certification that the amount so specified is not included as part of an allowed claim in a pending bankruptcy proceeding and, if included in a pending claim, the Beneficiary's covenant to notify the Trustee to reduce the amount being held by the amount of such contingent claim that becomes an allowed claim).

                                    SECTION 5

                           AGREEMENTS WITH THE TRUSTEE

Section 5.1. Delivery of Debt Instruments. On or promptly after the date hereof, the Debtor will deliver to the Trustee true and complete copies of the Credit Agreement, the Principal Note Agreement, the Money Order Agreement and the Security Documents; provided, however, that the Debtor's failure to provide
                        --------  -------
the Trustee with copies of such documents shall not affect the rights of the Beneficiaries hereunder or the validity of the Trustee's actions taken hereunder. The Debtor agrees that, promptly upon the execution thereof, the Debtor will deliver to the Trustee a true and complete copy of any other Beneficiary Agreements and any and all Debt Instruments and Security Documents entered into by the Debtor subsequent to the date hereof and a true and complete copy of any and all amendments, modifications or supplements to any Debt Instrument (including, without limitation, the Credit Agreement, the Principal Note Agreement, the Money Order Agreement and any other Beneficiary Agreement) and Security Documents entered into by the Debtor subsequent to the date hereof.

Section 5.2. Information as to Beneficiaries. (a) The Debtor agrees that it shall deliver to the Trustee by December 1 in each year, commencing December 1, 1998, and from time to time thereafter upon request of the Trustee, a list setting forth each Beneficiary and the information required pursuant to Section
                                                                        -------
9.2 to send notices to each such Beneficiary.
---

(b) At any time after the Trustee has received a Notice of Actionable Default, and so long as such Notice of Actionable Default has not been withdrawn, upon the request of the Trustee, each Beneficiary agrees that it shall deliver to the Trustee, within five (5) Business Days following the receipt of such request, a schedule setting forth the aggregate principal amount of Secured Debt owing to such Beneficiary, the interest rate then in effect with respect to such Secured Debt and such other information the Trustee may request to make a distribution pursuant to Section 4.4, and with respect to Agent and Lenders,
                           -----------
the schedule shall also set forth the amount of Secured Debt which constitutes WFB Priority Obligations. Upon receipt of the requested information, the Trustee shall compile such information and prepare a master schedule which the Trustee shall promptly send to each Beneficiary.

Section 5.3. Compensation and Expenses. The Debtor agrees to pay to the Trustee as compensation for the Trustee's services hereunder and under the Security Documents and for administering the Trust Estate, (a) such fees as shall be agreed to in writing from time to time between the Debtor and the Trustee (with a copy of each such fee agreement and any amendments thereto to be sent by the Trustee to each Beneficiary) and (b) from time to time, upon demand, all of the fees, costs and expenses of the Trustee (including without limitation, the reasonable fees and disbursements of its counsel and such special counsel as the Trustee elects to retain) (x) arising in connection with the preparation, execution, delivery, modification, restatement, amendment or termination of this Agreement and each Security Document or the enforcement (whether in the context of a civil action, adversary proceeding, workout or otherwise) of any of the provisions hereof or thereof, or (y) incurred or required to be advanced in connection with the administration of the Trust Estate (including, but not limited to, reimbursements made by the Trustee to Depositories), the sale or other disposition of Collateral pursuant to any Security Document and the preservation, protection or defense of the Trustee's rights under this Agreement and in and to the Collateral and the Trust Estate. As security for such payment, the Trustee shall have a lien prior to the Secured Debt upon all Collateral and other property and funds held or collected by the Trustee as part of the Trust Estate.

Section 5.4. Stamp and Other Similar Taxes. The Debtor agrees to indemnify and hold harmless the Trustee and each Beneficiary from, and shall reimburse the Trustee and each Beneficiary for, any present or future claim for liability for any stamp or other similar tax and any penalties or interest with respect thereto, which may be assessed, levied or collected by any jurisdiction in connection with this Agreement, any Security Document, the Trust Estate, or the attachment or perfection of the security interest granted to the Trustee in any Collateral. The obligations of the Debtor under this Section 5.4 shall survive
                                                      -----------
the termination of the other provisions of this Agreement.

Section 5.5. Filing Fees, Excise Taxes, etc. The Debtor agrees to pay or to reimburse the Trustee for any and all amounts in respect of all search, filing, recording and registration fees, taxes, excise taxes and other similar imposts which may be payable or determined to be payable in respect of the execution, delivery, performance and enforcement of this Agreement and each Security Document and agrees to save the Trustee harmless from and against any and all liabilities with respect to or resulting from any delay in paying or omission to pay such taxes and fees. The obligations of the Debtor under this Section
                                                                      -------
5.5 shall survive the termination of the other provisions of this Agreement.
---

Section 5.6. Indemnification. (a) The Debtor agrees to pay, indemnify and hold the Trustee and each of its agents harmless from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever with respect to the execution, delivery, enforcement, performance and administration of this Agreement and the Security Documents, unless arising from the gross negligence or willful misconduct of such of the Trustee or such of the agents as are seeking indemnification. As security for such payment, the Trustee shall have a lien prior to the Secured Debt upon all Collateral and other property and funds held or collected by the Trustee as part of the Trust Estate.

(b) In any suit, proceeding or action brought by the Trustee under or with respect to the Collateral for any sum owing thereunder, or to enforce any provisions thereof, or of any of the Security Documents or this Agreement, the Debtor will save, indemnify and keep the Trustee and the Beneficiaries harmless from and against all expense, loss or damage suffered by reason of any defense, setoff, counterclaim, recoupment or reduction of liability whatsoever of the obligee thereunder, arising out of a breach by the Debtor of any of its obligations hereunder or thereunder or arising out of any other agreement, indebtedness or liability at any time owing to or in favor of such obligee or its successors from the Debtor, and all such obligations of the Debtor shall be and remain enforceable against and only against the Debtor and shall not be enforceable against the Trustee or any Beneficiary.

(c) The agreements in this Section 5.6 shall survive the termination of the
                           -----------
other provisions of this Agreement.

Section 5.7. Further Assurances. At any time and from time to time, upon the written request of the Trustee, and at the expense of the Debtor, the Debtor will promptly execute and deliver any and all such further instruments and documents and take such further action as the Trustee reasonably deems necessary or desirable in obtaining the full benefits of this Agreement and the Security Documents and of the rights and powers herein and therein granted, including, without limitation, the filing of any financing or continuation statements to perfect the liens and security interests granted thereby. The Debtor shall, in all of its published financial statements customarily prepared with footnotes or filed with the Securities and Exchange Commission, indicate by footnote or otherwise that the Secured Debt is secured pursuant to this Agreement and the Security Documents.

                                   SECTION 6

                                  THE TRUSTEE

Section 6.1. Acceptance of Trust. The Trustee, for itself and its successors, hereby accepts the trusts created by this Agreement upon the terms and conditions hereof, including those contained in this Section 6.
                                                     ---------

Section 6.2. Exculpatory Provisions. (a) The Trustee shall not be responsible in any manner whatsoever for the correctness of any recitals, statements, representations or warranties contained herein or in the Security Documents, except for those made by the Trustee. The Trustee makes no representations as to the value or condition of the Trust Estate or any part thereof, or as to the title of the Debtor thereto or as to the security afforded by the Security Documents or this Agreement or, except as set forth in Section 2.2 of this
                                                       -----------
Agreement, as to the validity, execution, enforceability, legality or sufficiency of this Agreement, any Security Document or of the Secured Debt secured hereby and thereby, and the Trustee shall incur no liability or responsibility in respect of any such matters. The Trustee shall not be responsible for insuring the Trust Estate or for the payment of taxes, charges, assessments or liens upon the Trust Estate or otherwise as to the maintenance of the Trust Estate, except that (i) in the event the Trustee enters into possession of a part or all of the Trust Estate, the Trustee shall preserve the part in its possession, and (ii) the Trustee will promptly, and at its own expense, take such action as may be necessary duly to remove and discharge (by bonding or otherwise) any Trustee's Lien on any part of the Trust Estate or any other lien on any part of the Trust Estate resulting from claims against it not related to the administration of the Trust Estate or (if so related) resulting from gross negligence or willful misconduct on its part.

(b) The Trustee may consult with counsel, accountants and other experts, and any opinion of Richards, Layton & Finger, P.A. or such other independent counsel reasonably satisfactory to the Majority Holders, any such accountant, and any such other expert shall be full and complete authorization and protection in respect of any action taken or suffered by it hereunder in accordance therewith. The Trustee shall have the right at any time to seek instructions concerning the administration of the Trust Estate from any court of competent jurisdiction.

(c) The Trustee may rely, and shall be fully protected in acting, upon any resolution, statement, certificate, instrument, opinion, report, notice, request, consent, order, bond or other paper or document which it has no reason to believe to be other than genuine and to have been signed or presented by the proper party or parties or, in the case of cables, telecopies and telexes, to have been sent by the proper party or parties, including the information provided by the Debtor to the Trustee pursuant to Section 5.2 of this
                                                  -----------
Agreement. In the absence of its gross negligence or willful misconduct, the Trustee may rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon any certificates or opinions furnished to the Trustee and conforming to the requirements of this Agreement or any Security Document.
                                       189

(d) If the Trustee has been requested to take action pursuant to Section 2.3 of
                                                                 -----------
this Agreement, the Trustee shall not be under any obligation to exercise any of the rights or powers vested in the Trustee by this Agreement or any Security Document unless the Trustee shall have been provided adequate security and indemnity against the costs, expenses and liabilities which may be incurred by it in complying with such request or direction, including such reasonable advances as may be requested by the Trustee.

Section 6.5. Limitations on Duties of the Trustee. (a) The Trustee shall be obliged to perform such duties and only such duties as are specifically set forth in this Agreement or in any Security Document, and no implied covenants or obligations shall be read into this Agreement or any Security Document against the Trustee. The Trustee shall, upon receipt of a Notice of Actionable Default and during such time as such Notice of Actionable Default shall not have been withdrawn in accordance with the provisions of Section 3.1(b) hereof,
                                                         --------------
exercise the rights and powers vested in it by this Agreement or by any Security Document, and the Trustee shall not be liable with respect to any action taken or omitted by it in accordance with the direction of Agent, the Majority Holders or the Mandatory Holders pursuant to Section 2.3 of this
                                                      -----------
Agreement.

(b) Except as herein otherwise expressly provided, including, without limitation, upon the written request of Agent, the Majority Holders or the Mandatory Holders pursuant to Section 2.3 of this Agreement, the Trustee shall
                              -----------
not be under any obligation to take any action which is discretionary with the Trustee under the provisions hereof or under any Security Document. The Trustee shall furnish to each Beneficiary promptly upon receipt thereof, a copy of each certificate or other paper furnished to the Trustee by the Debtor under or in respect of this Agreement, any Security Document or any of the Trust Estate.

Section 6.6. Moneys to Be Held in Trust. All moneys received by the Trustee under or pursuant to any provision of this Agreement or any Security Document shall be held in trust for the purposes for which they were paid or are held.

Section 6.7. Resignation and Removal of the Trustee. (a) The Trustee may at any time, by giving thirty (30) days' prior written notice to the Debtor,
Agent, each of the Noteholders, Travelers and each other Beneficiary, resign and be discharged of the responsibilities hereby created, such resignation to become effective upon the appointment of a successor trustee or trustees by the Mandatory Holders, and the acceptance of such appointment by such successor trustee or trustees. The Trustee may be removed at any time without cause and a successor trustee appointed by the affirmative vote of the Mandatory Holders; provided that the Trustee shall be entitled to its fees and expenses to the
--------
date of removal. If no successor trustee or trustees shall be appointed and approved within thirty (30) days from the date of the giving of the aforesaid notice of resignation or within thirty (30) days from the date of such removal, the Trustee shall, or any Beneficiary may, apply to any court of competent jurisdiction to appoint a successor trustee or trustees (which may be an individual or individuals) to act until such time, if any, as a successor trustee or trustees shall have been appointed as above provided. Any successor trustee or trustees so appointed by such court shall immediately and without further act be superseded by any successor trustee or trustees appointed by the Mandatory Holders.

(b) If at any time the Trustee shall resign, be removed or otherwise become incapable of acting, or if at any time a vacancy shall occur in the office of the Trustee for any other cause, a successor trustee or trustees may be appointed by the Mandatory Holders, and the powers, duties, authority and title of the predecessor trustee or trustees terminated and canceled without procuring the resignation of such predecessor trustee or trustees, and without any other formality (except as may be required by applicable law) than the appointment and designation of a successor trustee or trustees in writing, duly acknowledged, delivered to the predecessor trustee or trustees and the Debtor, and filed for record in each public office, if any, in which this Agreement is required to be filed.

(c) The appointment and designation referred to in Section 6.7(b) of this
                                                   --------------
Agreement shall, after any required filing, be full evidence of the right and authority to make the same and of all the facts therein recited, and this Agreement shall vest in such successor trustee or trustees, without any further act, deed or conveyance, all of the estate and title of its predecessor or their predecessors, and upon such filing for record the successor trustee or trustees shall become fully vested with all the estates, properties, rights, powers, trusts, duties, authority and title of its predecessor or their predecessors; but such predecessor or predecessors shall, nevertheless, on the written request of any Beneficiary, the Debtor, or its or their successor trustee or trustees, execute and deliver an instrument transferring to such successor or successors all the estates, properties, rights, powers, trusts, duties, authority and title of such predecessor or predecessors hereunder and shall deliver all securities and moneys held by it or them to such successor trustee or trustees. Should any deed, conveyance or other instrument in writing from the Debtor be required by any successor trustee or trustees for more fully and certainly vesting in such successor trustee or trustees the estates, properties, rights, powers, trusts, duties, authority and title vested or intended to be vested in the predecessor trustee or trustees, any and all such deeds, conveyances and other instruments in writing shall, on request of such successor trustee or trustees, be so executed, acknowledged and delivered.

(d) Any required filing for record of the instrument appointing a successor trustee or trustees as herein above provided shall be at the expense of the Debtor. The resignation of any trustee or trustees and the instrument or instruments removing any trustee or trustees, together with all other instruments, deeds and conveyances provided for in this Section 6 shall, if
                                                        ---------
required by law, be forthwith recorded, registered and filed by and at the expense of the Debtor, wherever this Agreement is recorded, registered and filed.

(e) Notwithstanding any provision to the contrary in this Section 6.7, unless
                                                          -----------
there is an Actionable Default, the Mandatory Holders shall consult with the Debtor when appointing a successor trustee or trustees; provided that the Debtor may not under any circumstances reject, block or prevent any circumstances.

Section 6.8. Status of Successors to the Trustee. Every successor to Wilmington Trust Company appointed pursuant to Section 6.7 of this Agreement
                                               -----------
and every corporation resulting from a merger or consolidation pursuant to
Section 6.9 of this Agreement shall be a bank or trust company in good standing
-----------
and having power so to act, incorporated under the laws of the United States or any State thereof or the District of Columbia, and having its principal corporate trust office within the forty-eight (48) contiguous States, and shall also have capital, surplus, and undivided profits of not less than $250,000,000 and a rating from Standard & Poor's Ratings Group or Moody's Investors Service, Inc. of A or better.

Section 6.9. Merger of the Trustee. Any corporation into which the Trustee shall be merged, or with which it shall be consolidated, or any corporation resulting from the merger or consolidation to which the Trustee shall be a party, shall be the Trustee under this Agreement without the execution or filing of any paper or any further act on the part of the parties hereto.

Section 6.10. Additional Co-Trustees; Separate Trustees. (a) If at any time or times it shall be necessary or prudent in order to conform to any law of any jurisdiction in which any of the Collateral shall be located, or the Trustee shall be advised by counsel, satisfactory to it, that it is so necessary, or prudent in the interest of the Beneficiaries, or the Majority Holders shall in writing so request, or the Trustee shall deem it desirable for its own protection in the performance of its duties hereunder, the Trustee and the Debtor shall execute and deliver all instruments and agreements necessary or proper to constitute another bank or trust company, or one or more persons approved by the Trustee and the Debtor either to act as co-trustee or co-trustees of all or any of the Collateral, jointly with the Trustee originally named herein or any successor or successors, or to act as separate trustee or trustees of any such property. In the event the Debtor shall not have joined in the execution of such instruments and agreements within ten (10) days after the receipt of a written request from the Trustee so to do, or in case an Actionable Default shall have occurred and be continuing, the Trustee may act under the foregoing provisions of this Section 6.10 without the concurrence of
                                       ------------
the Debtor, and the Debtor hereby irrevocably appoints the Trustee as its agent and attorney to act for it under the foregoing provisions of this Section 6.10
                                                                  ------------
in either of such contingencies.

(b) Every separate trustee and every co-trustee, other than any trustee which may be appointed as successor to Wilmington Trust Company shall, to the extent permitted by law, be appointed and act and be such, subject to the following provisions and conditions, namely:

(i) all rights, powers, duties and obligations conferred upon the Trustee in respect of the custody, control and management of moneys, papers or securities shall be exercised solely by Wilmington Trust Company, or its successors as Trustee hereunder;

(ii) all rights, powers, duties and obligations conferred or imposed upon the Trustee hereunder shall be conferred or imposed and exercised or performed by the Trustee and such separate trustee or separate trustees or co-trustee or co-trustees, jointly, as shall be provided in the instrument appointing such separate trustee or separate trustees or co-trustee or co-trustees, except to the extent that under any law of any jurisdiction in which any particular act or acts are to be performed, the Trustee shall be incompetent or unqualified to perform such act or acts, in which event such rights, powers, duties and obligations shall be exercised and performed by such separate trustee or separate trustees or co-trustee or co-trustees;

(iii)	no power given hereby to, or which it is provided hereby may be exercised by, any such co-trustee or co-trustees or separate trustee or separate trustees, shall be exercised hereunder by such co-trustee or co-trustees or separate trustee or separate trustees, except jointly with, or with the consent in writing of, the Trustee, anything herein contained to the contrary notwithstanding;

(iv) no trustee hereunder shall be personally liable by reason of any act or omission of any other trustee hereunder; and

(v) the Debtor and the Trustee, at any time by an instrument in writing, executed by them jointly, may accept the resignation of or remove any such separate trustee or co-trustee with or without cause, and in that case may, by an instrument in writing executed by the Debtor and the Trustee jointly, appoint a successor to such separate trustee or co-trustee, as the case may be, anything herein contained to the contrary, notwithstanding. In the event that the Debtor shall not have joined in the execution of any such instrument within ten (10) days after the receipt of a written request from the Trustee so to do, or in case an Actionable Default shall have occurred and be continuing, the Trustee shall have the power to accept the resignation of or remove any such separate trustee or co-trustee and to appoint a successor without the concurrence of the Debtor, the Debtor hereby irrevocably appointing the Trustee its agent and attorney to act for it in such connection in either of such contingencies. In the event that the Trustee shall have appointed a separate trustee or separate trustees or co-trustee or co-trustees as above provided, it may at any time, by an instrument in writing, accept the resignation of or remove any such separate trustee or co-trustee, the successor to any such separate trustee or co-trustee to be appointed by the Debtor and the Trustee, or by the Trustee alone, as hereinabove provided in this Section 6.10.
                                                         ------------

                                   SECTION 7

                             RELEASE OF COLLATERAL

Section 7.1.  Conditions to Release of Collateral. (a) Subject to this Section
                                                                       -------
7.1(a) and Section 7.2, the Trustee shall release its security interest in all
------     -----------
of the Collateral on the earlier of:

(i) the date on which (A) all the Secured Debt shall have been paid and the unfunded commitments of all Beneficiaries shall have been terminated and (B) accrued and unpaid Trustee's Fees shall have been paid in full; or

(ii) the date which is three (3) days after the date on which (A) the Trustee shall have received written instructions from the Mandatory Holders instructing the Trustee to release its security interest in all of the Collateral, and (B) accrued and unpaid Trustee's Fees shall have been paid in full.

(b) Subject to this Section 7.1(b) and Section 7.2, the Trustee shall release
                    --------------     -----------
its security interest in specific items or portions of the Collateral on the date which is three (3) days after the date on which (i) the Trustee shall have received written instructions from the Mandatory Holders instructing the Trustee to release its security interest in specific items or portions of the Collateral, and (ii) accrued and unpaid Trustee's Fees shall have been paid in full.

Section 7.2. Actions Following Release of the Collateral. To the extent that the Trustee is required to release Collateral in accordance with Section 7.1 of
                                                                 -----------
this Agreement, or the security interest in any Collateral granted pursuant to any of the Security Documents is otherwise terminated or released in accordance with the terms thereof, all right, title and interest of the Trustee in, to and under such Collateral and the security interest of the Trustee therein shall terminate and shall revert to the Debtor or its successors and assigns, and the estate, right, title and interest of the Trustee therein shall thereupon cease, determine and become void. Following such request, instructions or other termination or release, the Trustee shall, upon the written request of the Debtor or its successors or assigns and at the cost and expense of the Debtor, or its successors or assigns, execute such instruments and take such other actions as are necessary or desirable to terminate any such security interest and otherwise to effectuate the release of the specified portions of the Collateral from the lien of such security interest. Such termination and release shall be without prejudice to the rights of the Trustee or any successor trustee to charge and be reimbursed for any expenditures which it may thereafter incur in connection therewith.

                                   SECTION 8

                         AGREEMENTS AMONG BENEFICIARIES

Section 8.1. Limited Subordination of Liens. Notwithstanding the date, manner or order of perfection or recording of security interests or liens granted to Agent and to the Trustee, and notwithstanding any provisions of the Uniform Commercial Code, of any applicable law or decision, or of the Security Documents, or whether Agent or the Trustee holds possession of all or any part of the Collateral, the Trustee shall have a first and prior security interest and lien in and upon the Collateral and Agent shall have only a second and subordinate security interest and lien therein. Subject to the last sentence of this Section 8.1, the priorities, subordinations and distribution
        -----------
arrangements specified in this Agreement and in the Security Agreement with respect to the Collateral are expressly conditioned upon the non-avoidability and perfection of the security interests and liens held by the Trustee in the Collateral, and in the event the security interests or liens held by the
Trustee in any Collateral is judicially determined to be unperfected or is avoided for any reason, then the priorities, subordinations and distribution arrangements provided for in this section shall not be effective as to such Collateral. Agent agrees, however, that it will not challenge the legality, validity, enforceability or priority of the security interests or liens granted to the Trustee pursuant to this Agreement and the Security Agreement. The subordination provided for in this Section 8.1 is solely for the benefit of the
                                   -----------
Trustee and the Beneficiaries. No other Person shall have or be entitled to assert any rights or benefits under or as a result of this Section 8.1. Any
                                                           -----------
recoveries by Agent with respect to the enforcement of any security interests or liens granted to Agent shall be governed by Section 8.3(e) of this Agreement.
                                            --------------

Section 8.2. Bankruptcy Issues. Prior to the payment in full, in cash or other consideration acceptable to Agent in its sole discretion, of the WFB Priority Obligations, each Beneficiary (other than Agent and Lenders) agrees (so long as the amount of outstanding WFB Priority obligations is greater than or equal to the Hurdle) that if the Debtor becomes the subject of a case under the Bankruptcy Code: (a) the Trustee and/or Agent may consent to the use of cash collateral (under Section 363 of the Bankruptcy Code, or otherwise) on such terms and conditions and in such amounts as Agent, in its sole discretion, may decide, provided that the use of such cash collateral will not result in a Coverage Ratio less than the Coverage Ratio as calculated on the date of the filing under the
                                       193

Bankruptcy Code, and in connection with such cash collateral usage or such financing, the Debtor (or a trustee appointed for the estate of the Debtor) may grant to the Trustee security interests and liens upon the assets of the Debtor, which liens and security interests shall secure payment of all Secured Debt (whether arising before or after the commencement of the case); and (b) each Beneficiary (other than Agent and Lenders) will not object to or oppose a cash collateral usage consented to by Agent as provided in subsection (a), and will not assert any right it may have to "adequate protection" of its interest in any Collateral provided the Trustee receives liens and security interests in all Collateral arising or acquired after the commencement of a case against the Debtor under the Bankruptcy Code, which Collateral is substituted for the Collateral subject to such usage under Section 363 and agrees that it will not seek to have the automatic stay lifted with respect to such security interests without the prior written consent of Agent; provided, however, that Travelers is expressly granted the right to seek relief from the stay in bankruptcy to terminate the Money Order Agreement.

Section 8.3. Miscellaneous Agreements Among Beneficiaries. (a) Each Beneficiary represents that it has made an independent credit decision concerning the Debtor.

(b) Each Beneficiary acknowledges and agrees that it has not made any representation or warranty to any other Beneficiary with respect to the execution, validity, legality, completeness of this Agreement, any Security Documents or the Collateral or with respect to the collectibility or enforceability of the Obligations.

(c) Each Beneficiary hereby assumes responsibility for keeping itself informed of (i) the financial condition of the Debtor and (ii) all other circumstances bearing upon the risk of nonpayment of the Secured Debt. Each of the Beneficiaries hereby agrees that, except as provided in Section 5.2(b) of this
                                                        --------------
Agreement, no other Beneficiary shall have a duty to advise any of the others of information known to it regarding such condition or any such circumstances. In the event any Beneficiary, in its sole discretion, undertakes at any time or from time to time to provide any such information to any other Beneficiary, it shall be under no obligation (x) to provide any such information to such other Beneficiary on any subsequent occasion, (y) to undertake any investigation, or
(z) to disclose any information which such Beneficiary wishes to maintain confidential.

(d) Each Beneficiary agrees that should it obtain, receive or take any Collateral or any other property of Debtor (by means of set-off, recoupment or other enforcement actions), or recover any amounts under any Security Document or any other document or agreement providing security for or guaranteeing the payment of any Obligations, at any time after the Trustee has received a Notice of Actionable Default, then the received Collateral or the amount recovered shall be delivered to the Trustee for distribution in accordance with Section
                                                                      -------
4.4 of this Agreement; provided that Agent shall not have to remit to the
---                    --------
Trustee any property of the Debtor it recovers pursuant to a set-off which is applied in repayment of the WFB Priority Obligations.

(e) Any recovery by any Beneficiary with respect to the enforcement of any consensual or non-consensual lien of any nature whatsoever or security interest on any property of the Debtor or any guaranty of any Obligations shall be remitted to the Trustee for distribution in accordance with Section 4.4 of this
                                                            -----------
Agreement, and if any judgment obtained by any Beneficiary in connection with any suit or litigation becomes a lien on any of the property or interests in property of the Debtor, such lien shall be subordinate to the lien of the Trustee and shall be subject to this Section 8.3(e).
                                     --------------

(f) Each Beneficiary (other than Agent) represents that in entering into this Agreement and related documents, it is not relying on any commitment or agreement made by Agent or Lenders to make Loans pursuant to the Credit Agreement.

Section 8.4. Cap on Principal Obligations. Principal and each of the other Noteholders agree that the maximum amount of the Principal Obligations (excluding interest, Make-Whole Amounts and all other amounts other than principal) shall not, without the prior written consent of the Mandatory Holders, which may be exercised in their sole and absolute discretion, exceed a principal amount equal to $20 million plus any portion of the Additional Permitted Term Loans made by Principal and/or the other Noteholders. Notwithstanding any provision in this
                                       194

Agreement or in any Security Document to the contrary, unless the Mandatory Holders provide their prior written consent, any amounts advanced or loaned by Principal or any other Noteholder (including interest, fees and expense thereon) to the Debtor in excess of the foregoing limitation shall not be secured by the Security Agreement and shall not be covered by the terms of this Agreement, and such excess amounts shall be excluded from the definitions of Obligations, Principal Obligations and Secured Debt.

Section 8.5. Cap on Advance Term Loans. Agent, on its behalf and on of behalf of the Lenders, agrees that the maximum amount of Advance Term Loans (excluding interest and all other amounts other than principal) shall not, without the prior written consent of the Mandatory Holders, which may be exercised in their sole and absolute discretion, exceed a principal amount equal to $35 million plus any portion of the Additional Permitted Term Loans made by Agent and/or Lenders. Notwithstanding any provision in this Agreement or in any Security Document to the contrary, unless the Mandatory Holders provide their prior written consent, any amounts advanced or loaned by Agent and/or Lenders (excluding interest, fees and expenses thereon) to the Debtor in excess of the foregoing limitation shall not be secured by the Security Agreement and shall not be covered by the terms of this Agreement, and such excess amounts shall be excluded from the definitions of WFB Obligations, Obligations and Secured Debt.

Section 8.6. Payment of Trustee's Fees. In the event the Debtor does not pay the Trustee's Fees, each Beneficiary (other than the Trustee) agrees to pay the Trustee's Fees ratably in accordance with the proportion of the Secured Debt held by such Beneficiary or, if there has been any recovery of the Secured Debt, in accordance with the proportion of (a) the Secured Debt recovered by such Beneficiary to (b) the aggregate amount of Secured Debt recovered by all Beneficiaries.

Section 8.7. Assignment. None of the Beneficiaries shall assign any interest in the Obligations or the Secured Debt unless such assignment is subject to all terms and conditions of this Agreement.

Section 8.8. Invalidation of Payments. To the extent that any of the Beneficiaries receive payments on the Secured Debt or receive Proceeds of Collateral which are subsequently invalidated, declared to be fraudulent or preferential, or are required to be repaid to a trustee, receiver or any other Person under the Bankruptcy Code or under state, federal or common law, then, to the extent the payments or Proceeds are so repaid, the Secured Debt or part thereof which was intended to be satisfied shall be revived and will continue to be in full force and effect as if those payments or Proceeds had never been received by the Beneficiary.

Section 8.9. Restrictions on the Admission of Other Beneficiaries. (a) Subject to the restrictions set forth in this Section 8.9, the Debtor has the right to
                                      -----------
bring in other Beneficiaries under this Agreement. Other Beneficiaries may not be included hereunder so long as:

(i) a Notice of Actionable Default has been given and not withdrawn, unless the proceeds received by the Debtor in connection with the loan from such proposed Beneficiary shall be used to pay, in full, the Obligations then owed to all Beneficiaries existing at such time; or

(ii) the incurring of the proposed additional indebtedness by the Debtor will cause the Debtor to be in violation of the terms of any Beneficiary Agreement existing at such time.

(b) At least fifteen (15) Business Days prior to the closing of a transaction with a proposed Beneficiary, the Debtor shall provide a written notice to each Beneficiary of the designation of such proposed Beneficiary and shall certify (which certification shall include reasonably detailed supporting calculations) in such notice that the incurring of the proposed additional indebtedness by the Debtor will not cause the Debtor to be in violation of the terms of any Beneficiary Agreement existing at such time.

(c) In no event may a proposed Beneficiary be included under this Agreement unless the requirements of Section 8.9(a) have been satisfied and (X) the
                           --------------
commitment made by such proposed Beneficiary pursuant to such proposed Beneficiary's Beneficiary Agreement is greater than or equal to $10.0 million, (Y) such proposed Beneficiary agrees in writing to be bound in all respects by the terms of the Security Agreement, this Agreement and all related documents and (Z) such proposed Beneficiary (other than Travelers) agrees in writing to a maximum amount which it will advance or loan to the Debtor and which will constitute Secured Debt hereunder.

(d) Notwithstanding any provision in this Agreement or in any Security Document to the contrary, unless the Mandatory Holders provide their prior written consent, any amounts advanced or loaned by such additional Beneficiary (including interest, fees and expenses thereon) to the Debtor in excess of the limitation agreed to by such Beneficiary, pursuant to Section 8.9 (c)(Z) of
                                                      ------------------
this Agreement, shall not be secured by the Security Agreement and shall not be covered by the terms of this Agreement, and such excess amounts shall be excluded from the definitions of Beneficiary Obligations, Obligations and Secured Debt.

                                 SECTION 9

                              MISCELLANEOUS

Section 9.1.  Amendments, Supplements and Waivers. (a) Except as set forth in
Section 9.1(b), this Agreement may not be amended, revised, restated or
--------------
supplemented without the prior written consent of the Mandatory Holders, the Debtor and the Trustee.

(b) The Debtor and the Trustee, at any time and from time to time, may enter into additional Security Documents or one or more agreements supplemental hereto or to any Security Document, in form satisfactory to the Trustee,

        (i) to mortgage, pledge or grant a security interest in personal property of a type or category which is set forth in Section 1.5 of the
                                                         -----------
    Security Agreement in favor of the Trustee as additional security for the Secured Debt pursuant to any Security Document, or

        (ii) to cure any ambiguity, to correct or supplement any provision herein or in any Security Document which may be defective or inconsistent with any other provision herein or therein; provided, however, that any
                                                --------  -------
    such action contemplated in this clause (ii) shall not adversely affect the interests of any of the Beneficiaries in any manner whatsoever.

Section 9.2. Notices. All notices, requests, demands and other communications provided for or permitted hereunder shall be in writing (including telex and telecopy communications), shall be sent by mail, telex, telecopier or hand delivery and, except as otherwise provided in this Agreement, the cost thereof shall be for the sole account of the Debtor and shall be added to the
Obligations:

(a) If to the Debtor, to Ace Cash Express, Inc., 1231 Greenway Drive, Suite 800, Irving, Texas 75038, Attention: Chief Financial Officer, or at such other address as shall be designated by it in a written notice to the Trustee (a copy of which the Trustee shall send to all other Beneficiaries), with a copy thereof to Gardere & Wynne, L.L.P., 333 Clay Avenue, Suite 800, Houston, Texas 77002 Attention: Robert W. Bramlette; provided, however, that the failure to
                                       --------  -------
provide a copy of such communications to Gardere & Wynne, L.L.P. shall not affect the validity or effectiveness of such communications.

(b) If to the Trustee, to the Trustee at: Wilmington Trust Company, Rodney Square North, Wilmington, Delaware 19890, Attention: Corporate Trust Administration, or at such other address as shall be designated by it in a written notice to the Debtor and the Beneficiaries, with a copy thereof to Richards, Layton & Finger, 920 King Street, Wilmington, Delaware, 19801,
Attention: William J. Wade; provided, however, that the failure to provide a copy of such communications to Richards, Layton & Finger shall not affect the validity or effectiveness of such communications.

(c) If to Agent, to Wells Fargo Bank (Texas), National Association, 1445 Ross Avenue, MAC 5303-031, 3rd Floor, Dallas, Texas 75202, Attention: Mr. Terry R. Dallas, or at such other address as shall be designated by it in a written notice to the Trustee (a copy of which the Trustee shall send to all other Beneficiaries), with a copy thereof to Patton Boggs LLP, 2200 Ross Avenue, Suite 900, Dallas, Texas 75201, Attention: Robert J. Cole, Esq.; provided, however, that the failure to provide a copy of such communications to Patton Boggs LLP shall not affect the validity or effectiveness of such communications.

(d) If to Travelers, to Travelers Express Company, Inc., 1550 Utica Avenue South, Minneapolis, Minnesota 55416, Attention: Contracts Administration, or at such other address as shall be designated by it in a written notice to the Trustee (a copy of which the Trustee shall send to all other Beneficiaries), with a copy thereof to Travelers Express Company, Inc., 1550 Utica Avenue South, Minneapolis, Minnesota 55416, Attention: Chief Legal Counsel; provided, however, that the failure to provide a copy of such communications to Travelers' Chief Legal Counsel shall not affect the validity or effectiveness of such communications.

(e) If to Principal, to Principal Life Insurance Company, 711 High Street, Des Moines, Iowa 50392-0800, Attention: Investment Department--Securities Division, or at such other address as shall be designated by it in a written notice to the Trustee (a copy of which the Trustee shall send to the other Beneficiaries).

(f) If to any other Beneficiary, to such address and Persons as designated by such Beneficiary in a written notice to the Debtor, the Trustee and the other Beneficiaries.

All such notices, requests, demands and communications shall, to be effective hereunder, be in writing or by a telecommunications device capable of creating a written record, and shall be deemed to have been given or made when delivered by hand or five (5) days after its deposit in the mail, first class or air postage prepaid, or in the case of notice by such a telecommunications device, when properly transmitted if on the same day the sender sends a confirming copy of such notice by a recognized overnight delivery service (charges prepaid); provided, however, that any notice, request, demand or other communication to
--------  -------
the Trustee shall not be effective until received.

Section 9.3. Guaranties. As of the date hereof, each of the Debtor's Subsidiaries has executed a Guaranty, and the Debtor shall cause any other corporation or entity which becomes a Subsidiary of the Debtor to execute and become a party to a Guaranty within five (5) Business Days following the date such corporation becomes a Subsidiary of the Debtor. The Debtor shall promptly forward to each Beneficiary an original executed copy of all Guaranties executed after the date hereof.

Section 9.4. Restricted Actions. Notwithstanding any provision to the contrary in this Agreement, the Security Agreement or any related documents, no Restricted Actions shall be taken without the consent of the Mandatory Holders.

Section 9.5. Headings. Section, subsection and other headings used in this Agreement are for convenience only and shall not affect the construction of this Agreement.

Section 9.6. Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall not invalidate the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction; provided that this Agreement shall be construed so as to give effect to the intention expressed in Section 3.10 hereof.

Section 9.7. Dealings with the Debtor. (a) Upon any application or demand by the Debtor to the Trustee to take or permit any action under any of the provisions of this Agreement or any Security Document, the Debtor shall furnish to the Trustee, with copies to Agent, the Noteholders, Travelers and each other Beneficiary, a certificate signed by a Responsible Officer of the Debtor stating that all conditions precedent, if any, provided for in this Agreement or any Security Document relating to the proposed action have been complied with, except that
                                       197
in the case of any such application or demand as to which the furnishing of such documents is specifically required by any provision of this Agreement or any Security Document, relating to such particular application or demand, no additional certificate or opinion need be furnished.

(b) Any opinion of counsel may be based, insofar as it relates to factual matters, upon a certificate of Responsible Officers of the Debtor delivered to the Trustee.

Section 9.8. Claims Against the Trustee. Any claims or causes of action which Agent, the Noteholders, any other Beneficiary or the Debtor shall have against the Trustee shall survive the termination of this Agreement and the release of the Collateral hereunder.

Section 9.9. Binding Effect. (a) This Agreement shall be binding upon and inure to the benefit of each of the parties hereto and shall inure to the benefit of the Beneficiaries and their respective successors and assigns, and nothing herein or in any Security Document is intended or shall be construed to give any other Person any right, remedy or claim under, to or in respect of this Agreement, any Security Document, the Collateral or the Trust Estate.

(b) The Debtor has agreed in Sections 5.3, 5.4, 5.5 and 5.6 of this Agreement
                             ----------------------     ---
to pay on demand the Trustee's Fees. In the event the Debtor fails to pay the Trustee's Fees, each Beneficiary (other than the Trustee) has agreed in Section
                                                                        -------
8.6 of this Agreement to pay the Trustee's Fees, ratably in accordance with the
---
proportion of the Secured Debt held by such Beneficiary or, if there has been any recovery of the Secured Debt, in accordance with the proportion of (i) the Secured Debt recovered by such Beneficiary to (ii) the aggregate amount of Secured Debt recovered by all Beneficiaries, all as set forth in this Agreement.

Section 9.10. Conflict with Other Agreements. The parties agree that in the event of any conflict between the provisions of this Agreement and the provisions of any of the Security Documents, the provisions of this Agreement shall control.

Section 9.11. Governing Law. The provisions of this Agreement creating a trust for the benefit of the Beneficiaries and setting forth the rights, duties, obligations and responsibilities of the Trustee hereunder shall be governed by and construed in accordance with the internal laws (as opposed to conflicts of law provisions) and decisions of the State of Delaware, so long as Wilmington Trust Company shall serve as Trustee hereunder. In all other respects, including, without limitation, all matters governed by the Uniform Commercial Code, and if Wilmington Trust Company shall cease to serve as Trustee hereunder, this Agreement shall be governed by and construed in accordance with the internal laws (as opposed to conflicts of law provisions) and decisions of the State of Texas.

Section 9.12. Counterparts. This Agreement may be executed in separate counterparts, each of which shall be an original and all of which taken together shall constitute one and the same instrument.

Section 9.13.  Waiver of Jury Trial, Etc.
(a) EACH PARTY HERETO HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION ARISING UNDER THIS AGREEMENT OR ANY OF THE OTHER CREDIT DOCUMENTS OR IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL
TO THE DEALINGS OF THE PARTIES HERETO IN RESPECT OF THIS AGREEMENT OR ANY OF THE OTHER CREDIT DOCUMENTS OR THE TRANSACTIONS RELATED HERETO OR THERETO IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER IN CONTRACT, TORT, EQUITY OR OTHERWISE. EACH PARTY HERETO MAY FILE AN ORIGINAL COUNTERPART OF A COPY OF THIS AGREEMENT AS WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.
(b) EACH PARTY HERETO (I) CERTIFIES THAT NEITHER ANY REPRESENTATIVE, AGENT OR ATTORNEY OF ANY PARTY HERETO HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING

WAIVER AND (II) ACKNOWLEDGES THAT IT HAS BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVER AND CERTIFICATIONS HEREIN.

Section 9.14. Submission to Jurisdiction.
(a) ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT MAY BE BROUGHT IN THE UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF TEXAS, DALLAS DIVISION, AND, BY EXECUTION AND DELIVERY OF THIS AGREEMENT, THE DEBTOR HEREBY ACCEPTS FOR ITSELF AND IN RESPECT OF ITS PROPERTY, GENERALLY AND UNCONDITIONALLY, THE NON-EXCLUSIVE JURISDICTION OF THE AFORESAID COURT.
(b) THE DEBTOR HEREBY IRREVOCABLY WAIVES, IN CONNECTION WITH ANY SUCH ACTION
OR PROCEEDING, ANY OBJECTION, INCLUDING, WITHOUT LIMITATION, ANY OBJECTION TO THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS, WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY SUCH ACTION OR PROCEEDING IN SUCH JURISDICTION.
(c) THE DEBTOR HEREBY IRREVOCABLY CONSENTS TO THE SERVICE OF PROCESS OF THE AFOREMENTIONED COURT IN ANY SUCH ACTION OR PROCEEDING BY THE MAILING OF COPIES THEREOF BY REGISTERED OR CERTIFIED MAIL, POSTAGE PREPAID, TO IT, AT ITS ADDRESS SET FORTH IN SECTION 9.2 HEREOF.
             -----------
(d) NOTHING HEREIN SHALL AFFECT THE RIGHT OF THE TRUSTEE OR ANY HOLDER OF ANY OF THE OBLIGATIONS TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR TO COMMENCE LEGAL PROCEEDINGS OR OTHERWISE PROCEED AGAINST THE DEBTOR IN ANY
OTHER JURISDICTION.
                                       199

IN WITNESS WHEREOF, the parties hereto have executed this Agreement or caused this Collateral Trust Agreement to be duly executed by their respective officers thereunto duly authorized as of the day and year first above written.

                                        ACE CASH EXPRESS, INC.

                                        By:__________________________
                                        Name:________________________
                                        Title:_______________________



                                        WELLS FARGO BANK (TEXAS),
                                        NATIONAL ASSOCIATION, as Agent

                                        By:__________________________
                                        Name:________________________
                                        Title:_______________________



                                        PRINCIPAL LIFE INSURANCE COMPANY

                                        By:__________________________
                                        Name:________________________
                                        Title:_______________________


                                        By:__________________________
                                        Name:________________________
                                        Title:_______________________



                                        TRAVELERS EXPRESS COMPANY, INC.

                                        By:__________________________
                                        Name:________________________
                                        Title:_______________________



                                        WILMINGTON TRUST COMPANY, not in its
                                        individual capacity (except as
                                        otherwise expressly provided in this
                                        Agreement) but solely as Trustee

                                        By:__________________________
                                        Name:________________________
                                        Title:_______________________

EXHIBIT 10.42

                AMENDED AND RESTATED ASSIGNMENT OF DEPOSIT ACCOUNTS
                              AND SECURITY AGREEMENT

This AMENDED AND RESTATED ASSIGNMENT OF DEPOSIT ACCOUNTS AND SECURITY AGREEMENT (this "Security Agreement") dated as of July 31, 1998, but effective for all
      --------------------
purposes as of the "Effective Date", is by and between ACE CASH EXPRESS, INC.
                   ----------------
(doing business sometimes under the name of Ace America's Cash Express), a Texas corporation (the "Debtor"), and WILMINGTON TRUST COMPANY, a Delaware
                       --------
banking corporation, not in its individual capacity but solely as Trustee (the "Trustee") for the ratable benefit of the beneficiaries from time to time a
---------
party to the Collateral Trust Agreement (as hereafter defined).
                             W I T N E S S E T H:
WHEREAS, the Debtor, Wells Fargo Bank (Texas), National Association, a national banking association ("WFB"), as Agent (WFB in such capacity, the "Agent"), and
                     -----                                       -------
certain lenders have entered into that certain Credit Agreement dated as of July 31, 1998 (as amended, modified or restated from time to time, the "Credit
                                                                       -------
Agreement");
----------
WHEREAS, the Debtor and Travelers Express Company, Inc., a Minnesota corporation ("Travelers"), have entered into that certain Money Order Agreement
             -----------
dated April 16, 1998, pursuant to which Travelers has agreed to serve as Debtor's money order supplier (as amended, modified or restated from time to time, the "Money Order Agreement");
          -----------------------
WHEREAS, the Debtor and Principal Life Insurance Company (formerly known as Principal Mutual Life Insurance Company), an Iowa corporation ("Principal"),
                                                               -----------
have entered into that certain Note Purchase Agreement dated as of November 15, 1996 (as amended, modified or restated from time to time, the "Principal Note
                                                              ---------------
Agreement"), pursuant to which Principal has purchased from the Debtor
----------
$20,000,000 in aggregate principal amount of the Debtor's 9.03% Senior Secured Notes due 2003 (as such notes may be amended, restated, modified, replaced or extended from time to time, the "Notes") (Principal and/or any other persons
                                -------
now or hereafter holding any of the Notes are hereinafter collectively referred to as the "Noteholders");
          -------------
WHEREAS, the Debtor and American Express Travel Related Services Company, Inc., a New York corporation (together with its successors and assigns, "AMEX"), have
                                                                  ------
entered into that certain 1992 Master Agreement (as amended, modified and restated from time to time, the "Master Agreement"), pursuant to which AMEX has
                                ------------------
been making revolving credit loans available to the Debtor and pursuant to which AMEX has been supplying money orders to the Debtor;
WHEREAS, the Debtor and the Trustee have entered into that certain Assignment of Deposit Accounts and Security Agreement dated as of November 15, 1996 (the "Existing Security Agreement"), pursuant to which the Debtor has assigned
-----------------------------
certain of its deposit accounts and granted a security interest in certain of its assets to Trustee as collateral security for its obligations under the Principal Note Agreement and the Master Agreement;
WHEREAS, the Debtor, the Trustee, Principal and AMEX have entered into that certain Collateral Trust Agreement dated as of November 15, 1996 (the "Existing
                                                                      ---------
Collateral Trust Agreement"), pursuant to which the Trustee, the Noteholders
---------------------------
and AMEX have established their respective rights and interest in and to the Debtor's assets which serve as collateral security pursuant to the terms of the Security Agreement;
WHEREAS, the Master Agreement will expire by its terms on December 31, 1998;
and
WHEREAS, it is a condition precedent to the extension of credit under the Credit Agreement and to Travelers' obligations under the Money Order Agreement that (i) all indebtedness and obligations owing by the Debtor to AMEX (whether arising under the Master Agreement or otherwise) be satisfied in full, (ii) the Debtor and the Trustee enter into this Security Agreement, (iii) the Debtor, the Trustee, Agent, Principal and Travelers enter into that certain Amended and Restated Collateral Trust Agreement dated as of the date hereof (as amended, Modified or restated from time to time, the "Collateral Trust Agreement") and
                                            ----------------------------
(iv) AMEX terminate its security interests in and to the Collateral (as hereinafter defined).
NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, in order to induce the lenders under the Credit Agreement to extend credit thereunder, in order to induce Principal to perform its obligations under the Principal Note Agreement and in order to induce Travelers to perform its obligations under the Money Order Agreement, the parties hereto, intending to be legally bound, agree that the Existing Security Agreement shall, as of the Effective Date, be amended and restated in its entirety, as follows:
                                 201

1. DEFINITIONS. As used herein, all terms describing items or types of collateral defined in the Uniform Commercial Code in effect in the State of Texas shall have the meanings given therein unless otherwise defined herein, capitalized terms used herein that are not otherwise defined in this Security Agreement shall have the meanings ascribed to them in the Collateral Trust Agreement, and the following terms shall have the meanings given in this
Section 1.
1.1. The term "Cash Holdings" shall have the meaning given such term in the
              ---------------
Credit Agreement, as in effect on the date hereof.
1.2. The term "Center" shall mean a location where the Debtor conducts check
              --------
cashing and related business.  All of the Debtor's Centers are identified on
Schedule 1 to the Collateral Trust Agreement, and the term Center shall include, without limitation, each and every location where the Debtor conducts check cashing and related business irrespective of whether such location is listed on Schedule 1 to the Collateral Trust Agreement or is timely disclosed on a Certificate of Update.
1.3. The term "Certificate of Update" shall mean a Certificate signed by a
              -----------------------
Responsible Officer of the Debtor which sets forth any changes during the prior month to Schedules 1, 2, 3, 4, 5, 6 and 7 to the Collateral Trust Agreement.
         --------------------------------
1.4. The term "Collateral" shall mean and include:
           a.   All of the Deposit Accounts;
           b. All of the Cash Holdings (to the extent Cash Holdings are not otherwise included in the definitions of Deposit Accounts or Inventory);
           c.   All of the Receivables;
           d.   All of the Inventory;
           e.   All of the Equipment;
           f. All documents and instruments (whether negotiable or nonnegotiable), chattel paper, checks (of any nature), money orders (in blank form or completed), drafts, notes, investments, securities (including the stock of any Subsidiaries of Debtor), acceptances, certificates of deposit, trust receipts, and any other writings evidencing a right to the payment of money, and all cash and currency, whether now or hereafter owned by the Debtor, whether or not in the possession of the Debtor (collectively, the "Instruments");
-------------
           g. All certificates of title, documents of title, certificates and policies of insurance, and fidelity bonds, whether now or hereafter owned by the Debtor, and whether or not in the possession of the Debtor;
           h. All trademarks, trade names, service marks, registration marks, logos and the like, whether now or hereafter owned by the Debtor;
           i. (i) All of the Debtor's rights as a consignee or an unpaid vendor, whether now owned or hereafter acquired; (ii) all additional amounts, whether now owned or hereafter acquired, due to the Debtor from any Person, irrespective of whether such additional amounts have been specifically assigned to the Trustee; and (iii) all of the Debtor's right, title and interest in other property, including warranty claims, relating to any goods whatsoever securing the Obligations;
           j. All of the Debtor's ledger sheets, files, records, books of account, business papers and documents (including, but not limited to, computer programs, source codes, object codes, tapes and related electronic data processing software and system documentation and manuals), whether now owned or hereafter acquired;
           k. All of the Debtor's rights under the agreements and contracts with Custodial Agents set forth in Schedule 2 to the Collateral Trust Agreement
                                   ----------
and such other agreements or contracts whether now or hereafter entered into by the Debtor for the collection, safekeeping and/or deposit of checks, drafts and other instruments or Collateral, together with all renewals, extensions, amendments and modifications thereof (all such contracts and agreements and rights of the Debtor thereunder are herein collectively called the "Custodial
                                                                   ----------
Agreement Rights");
-----------------
           l. All of the Debtor's other tangible and intangible assets, including, but not limited to, any and all general intangibles and contract rights, all liens or charges arising under the laws of any state securing any portion of Debtor's obligations in respect of any of the Obligations or the Secured Debt and any guaranties by any Person related to the Obligations, whether or not specifically enumerated above and whether now owned or hereafter acquired; and

           m. All accessions or accretions to, substitutes for and proceeds and products of the assets of the Debtor described in the above subsections a. through l., in whatever form, and all insurance proceeds and proceeds of tort claims paid or payable in connection with the loss or damage of any of the assets of the Debtor described in the above subsections a. through l.; excluding, however, from the above subsections a. through l., all hazardous and nonhazardous wastes, including, but not limited to, recyclable waste materials. Notwithstanding the foregoing or any other provision of the Security Documents, the Trustee acknowledges and agrees that the Collateral shall not include (i) any of the food stamp coupons or any other items held in trust by the Debtor or any of the rights of the Debtor under that certain Food Stamp Issuing Agent Contract with the Texas Department of Human Services, or (ii) any of the lottery tickets or similar lottery items, together with any Deposit Accounts established for purposes of complying with any applicable jurisdiction's lottery statutes or governing regulations or any applicable lottery contracts, any and all rights of the Debtor under lottery contracts and applications with lottery authorities, and all cash and currency held in trust by the Debtor and due to any of the various state lottery authorities, or (iii) any demand accounts (whether interest-bearing or not, and if interest-bearing, then all interest accrued and paid or payable thereon, whether now or hereafter established and maintained from time to time by Debtor, and all moneys from time to time in or credited to any and all such deposit accounts, including all earnings or profits therefrom, in the form of interest or otherwise) held by the Debtor as agent for third parties containing funds owned by such third parties to be used for the payment of utility bills, to the extent (in the case of each of clause (i), (ii) and (iii)) a grant of any security interest therein would be void or otherwise impermissible in respect of such contract or property. In addition, notwithstanding the foregoing or any other provision of the Security Documents, the Trustee acknowledges and agrees that the Collateral shall not include (i) any Equipment that is owned by Travelers and that is provided by Travelers to the Debtor for use in the Debtor's business, or (ii) any money order stock (in blank form) that is owned by Travelers and that is provided by Travelers to the Debtor for use in the Debtor's business. Nothing contained in this Section 1.4 or elsewhere in this Security Agreement shall be
                  -----------
deemed or interpreted to limit or otherwise diminish the exception provided for in (x) Section 6.05(c) of the Credit Agreement related to the sale of assets in
       ---------------
the ordinary course of business, or (y) Section 9.1 of the Principal Note
                                        -----------
Agreement which defines "Asset Disposition", in part, to exclude a transfer made in the ordinary course of the Debtor's business involving property that is either inventory held for sale or is no longer required in the operation of the Debtor's business.
1.5. The term "Custodial Agent" shall mean an armored car service organization utilized by the Debtor to transport Collateral from Centers to Depositories at which Deposit Accounts are maintained. All of the Debtor's Custodial Agents, and all of the Debtor's agreements with its Custodial Agents, are identified on
Schedule 2 to the Collateral Trust Agreement, and the term Custodial Agent
----------
shall include, without limitation, each and every armored car service organization utilized by the Debtor irrespective of whether it is listed on
Schedule 2 to the Collateral Trust Agreement or is timely disclosed on a
----------
Certificate of Update.
1.6. The term "Custodial Agreement Rights" shall have the meaning set forth in
Section 1.4.k of this Security Agreement.
-------------
1.7. The term "Debtor" shall mean Ace Cash Express, Inc., together with its
                                                                   ----
successors and assigns. The Debtor also transacts business under the trade name(s) identified on Schedule 3 to the Collateral Trust Agreement.
                      ----------
1.8. The term "Deposit Accounts" shall mean all demand, time, savings, passbook and other like accounts (including any account evidenced by a certificate of deposit), whether interest-bearing or not, and if interest-bearing then all interest accrued and paid or payable thereon, whether now or hereafter established and maintained from time to time by the Debtor, and all moneys from time to time in or credited to any and all such deposit accounts, including all earnings or profits therefrom in the form of interest or otherwise. All of the Debtor's Deposit Accounts are identified on Schedule 4 to the Collateral Trust
                                            ----------
Agreement, and the term Deposit Account shall include, without limitation each and every account established and maintained by the Debtor at a Depository irrespective of whether such account is listed on Schedule 4 to the Collateral
                                                  ----------
Trust Agreement or is timely disclosed on a Certificate of Update.
1.9. The term "Depository" shall mean each financial institution at which a Deposit Account is maintained.
1.10. The term "Effective Date" shall mean the date that the Master Agreement expires or is terminated.
                                       203

1.11. The term "Equipment" shall mean and include all of the Debtor's equipment, whether now owned or hereafter acquired, and includes all goods for use in the Debtor's business (including, without limitation, all vehicles, motor vehicles, mobile goods, machinery, furniture and trade fixtures) with all parts, equipment and attachments relating thereto. The Equipment is located at the Locations of Collateral identified on Schedule 5 to the Collateral Trust
                                          ----------
Agreement.
1.12. The term "Instruments" shall have the meaning set forth in Section 1.4.f
                                                                 -------------
of this Security Agreement.
1.13. The term "Inventory" shall mean and include all of the Debtor's inventory, whether now owned or hereafter acquired, including, without limitation, all Instruments, cash and currency maintained by the Debtor for sale at its operating locations. The Inventory is located at the Locations of Collateral identified on Schedule 5 to the Collateral Trust Agreement.
                            ----------
1.14. The term "Lenders" shall mean the Persons from time to time named in Schedules 2.01(a) and 2.01(b) to the Credit Agreement.
-----------------     -------
1.15. The term "Obligor" shall mean any Person, other than the Debtor, obligated on or with respect to any Receivable, Instrument, document, chattel paper or general intangible, however such obligation may arise or be evidenced, whether such liability is direct or indirect, contingent or mature, primary or secondary.
1.16. The term "Permitted Lien" shall mean the liens and security interests in the assets of the Debtor permitted to exist under the Credit Agreement, the Security Documents, the Collateral Trust Agreement, the Principal Note Agreement, the Money Order Agreement and all other Beneficiary Agreements. A lien shall not be a Permitted Lien unless it is permitted under each of the Credit Agreement, each Security Document, the Collateral Trust Agreement, the Principal Note Agreement, the Money Order Agreement and each other Beneficiary Agreement.
1.17. The term "Receivables" shall mean and include the following, whether now existing or hereafter arising: all of the Debtor's accounts and rights to payment for goods sold or leased or for services rendered, all sums of money due or becoming due with respect thereto, documents, instruments or agreements pertaining thereto, all guaranties and security therefor, and including all goods giving rise thereto and the rights pertaining to such goods (e.g., the right of stoppage in transit), and all related insurance and proceeds payable with respect to claims thereunder.
2. GRANT OF SECURITY INTEREST. To secure the full and prompt payment, observance and performance of all of the Obligations and the Secured Debt (the Obligations and the Secured Debt being hereinafter referred to collectively as the "Liabilities"), the Debtor hereby assigns, as a pledge, the Deposit Accounts to the Trustee, and grants to the Trustee a continuing security interest in all of the Collateral, wherever located, whether in the Debtor's possession or in the possession and control of a third party for the Debtor's or the Trustee's account. The Debtor agrees that all the Debtor's ledger sheets, files, records, books of account, business papers and documents shall, until delivered to or removed by the Trustee, be kept by the Debtor in trust for the Trustee and without cost to the Trustee in appropriate containers in safe places. Each confirmatory assignment schedule or other form of assignment hereafter executed by the Debtor shall be deemed to include the foregoing security interest grant, whether or not the same appears therein.
3.    CUSTODY, INSPECTION, COLLECTION AND MAINTENANCE OF THE COLLATERAL AND
RECORDS.
3.1. The Debtor will safeguard and protect all of the Collateral and make no disposition thereof, except for the disposition of Inventory in the ordinary and usual course of the Debtor's business or as otherwise permitted under each of the Credit Agreement, the Principal Note Agreement, the Money Order Agreement and each other Beneficiary Agreement.
3.2. The Debtor shall maintain books and records pertaining to the Collateral in such detail, form and scope as it currently does, or as the Trustee, Agent, the Required Noteholders, Travelers or any other Beneficiary hereafter shall reasonably require. At all reasonable times, the Trustee, Agent, the Noteholders, Travelers and all other Beneficiaries shall have full access to, and the right to audit, check, inspect and make abstracts and copies from, the Debtor's books, records, audits, correspondence and all other papers relating to the Collateral. The Trustee, Agent, the Noteholders, Travelers and all other Beneficiaries, and their respective agents, may enter upon any of the Debtor's premises at any time during business hours and at any other reasonable time, and from time to time, for the purpose of inspecting the Collateral and any and all records pertaining thereto. The Trustee acknowledges that the Debtor's security procedures may preclude unannounced inspections of some aspects of the Debtor's business, and the Debtor agrees to cooperate fully with the Trustee in the exercise of its rights hereunder. At any time a WFB Event of Default, a Principal Event of Default, a Travelers Event of Default or an Event of Default (as defined in any other Beneficiary's Beneficiary Agreement) exists, the Debtor shall pay when billed the reasonable costs and expenses (including attorneys' fees) incurred by the Beneficiaries in connection with any inspections in accordance with this Section 3.2. Nothing
                                                        -----------
in this Section 3.2 shall in any way diminish the Debtor's obligations under
        -----------
Section 5.08 or Section 9.04 of the Credit Agreement, Section 7.5 of the
------------    ------------                          -----------
Principal Note Agreement or Sections 3, 9, 10.c, 25A or Exhibit A, paragraph 2,
                            ------------------------    ---------
of the Money Order Agreement.
3.3. The Debtor hereby irrevocably authorizes and directs all accountants and auditors employed by the Debtor or the Trustee at any time during the term of this Security Agreement during reasonable business hours (unless the Trustee has received a Notice of Actionable Default and such Notice of Actionable Default has not been withdrawn, then at any time) to exhibit and deliver to the Trustee copies of any of the Debtor's financial statements, trial balances or other accounting records of any sort in the accountant's or auditor's possession, and to disclose to the Trustee any information they may have concerning the Debtor's financial status and business operations. The Debtor hereby authorizes all federal, state and municipal authorities to furnish to the Trustee copies of reports or examinations relating to the Debtor, whether made by the Debtor or otherwise; provided that the Trustee notifies the Debtor of the Trustee's receipt of such reports and examinations; and provided further that the Trustee shall provide copies of such reports and examinations to each other Beneficiary. At any time a WFB Event of Default, a Principal Event of Default, a Travelers Event of Default or an Event of Default (as defined in any other Beneficiary's Beneficiary Agreement) exists, the Debtor shall pay when billed the reasonable costs and expenses (including attorneys' fees) incurred by the Beneficiaries in connection with this Section 3.3. Nothing in this
                                             -----------
Section 3.3 shall in any way diminish the Debtor's obligations under Section
-----------                                                          -------
5.08 or Section 9.04 of the Credit Agreement or Section 7.5 of the Principal
----    ------------                            -----------
Note Agreement or Sections 3, 9, 10.c, 25A or Exhibit A, paragraph 2, of the
                  ------------------------    ---------
Money Order Agreement.
3.4. The Debtor will, immediately upon learning thereof, report to the Trustee all matters materially affecting the loss, value, enforceability or collectability of any material portion of the Collateral, and the Trustee shall forward a copy of such reports to each Beneficiary.
3.5. Except as otherwise expressly provided herein, nothing herein contained shall be construed to constitute the Debtor as the Trustee's agent for any purpose whatsoever, and neither the Trustee nor any Beneficiary shall be responsible or liable for any shortage, discrepancy, damage, loss or destruction of any part of the Collateral wherever the same may be located and regardless of the cause thereof, unless the same results from the Trustee's gross negligence or willful misconduct. The Trustee does not, by any provision contained herein or in any assignment or otherwise, assume any of the Debtor's obligations under any contract or agreement assigned to the Trustee, and the Trustee shall not be responsible in any way for the performance by the Debtor of any of the terms and conditions thereof except as the Trustee hereafter shall assume such responsibility expressly in writing.
3.6. The Debtor has paid and shall continue to pay, when due, all taxes, assessments and other charges levied or assessed upon any of the Collateral; provided, however, the Debtor shall not be required to pay any such taxes, assessments or other charges if any such nonpayment will not have a Material Adverse Effect, or if (a) the amount, applicability or validity thereof is currently being contested in good faith by appropriate action promptly initiated and diligently conducted, (b) the Debtor shall have set aside on its books reserves (segregated to the extent required by GAAP) reasonably determined by the Debtor to be adequate with respect thereto, and (c) the Debtor has notified the Trustee of such circumstances in detail reasonably satisfactory to the Trustee.
3.7. The Debtor presently complies with, and shall continue to comply with, all acts, rules, regulations and orders of any legislative, administrative or judicial body or official applicable to the Collateral or any part thereof or to the operation of the Debtor's business, noncompliance with which would have a Material Adverse Effect. The Debtor may, however, contest or dispute any acts, rules, regulations, orders and directions of those bodies or officials in any reasonable manner; provided that the Trustee is satisfied that the contest or dispute will not have a Material Adverse Effect on the Trustee's security interest in the Collateral.
3.8. The Trustee may at any time take such steps as the Trustee deems necessary to protect the Trustee's security interest in and to preserve the Collateral, including, but not limited to, the hiring of such security guards or the placing of other security protection measures as the Trustee may deem appropriate. The
                                       205

Trustee may, upon the receipt of a Notice of Actionable Default and during such time as such Notice of Actionable Default shall not have been withdrawn pursuant to the Collateral Trust Agreement, employ and maintain at any of the Debtor's premises a custodian who shall have full authority to do all acts necessary to protect the Trustee's security interest in the Collateral. The Debtor agrees to cooperate fully with all of the Trustee's efforts to preserve the Collateral and will take such actions to preserve the Collateral as the Trustee may direct. All of the Trustee's reasonable expenses of preserving the Collateral, including any expenses relating to the compensation and bonding of a custodian, shall be charged to the Debtor's account and shall be deemed a part of the Obligations.
3.9. All costs and expenses, including, without limitation, reasonable attorneys' fees, incurred by the Trustee in all efforts made to enforce payment of the Liabilities or otherwise affect collection of any of the Collateral, as well as all costs and expenses, including attorneys' fees and legal expenses, incurred in connection with the entering into a proposed or actual modification to this Security Agreement or the enforcement of this Security Agreement and/or instituting, maintaining, preserving, protecting, enforcing or foreclosing the Trustee's security interest in any of the collateral, whether through judicial proceedings or otherwise, or in defending or prosecuting any actions or proceedings arising out of or relating to the Trustee's transactions with the Debtor, shall be charged to the Debtor's account and shall be deemed a part of the Obligations.
3.10. The Debtor shall bear the full risk of loss with respect to the Instruments, Inventory or Equipment in which the Trustee has a security interest, except for any loss caused by the Trustee's gross negligence or willful misconduct. At the Debtor's own cost and expense, the Debtor shall keep all of the Instruments, Inventory and Equipment insured, with reputable insurance companies in amounts reasonably acceptable to the Trustee, against the hazards of fire, flood, sprinkler leakage, hazards covered by extended coverage insurance and such other hazards as may be required by the Trustee pursuant to the Collateral Trust Agreement; provided that such insurance coverage shall be consistent with industry practices. The Debtor shall cause to be delivered to the Trustee the insurance policies or binders therefor and, at least fifteen (15) days prior to the expiration of any such insurance, additional policies or duplicates thereof, or binders, evidencing the renewal or replacement of such insurance and the payment of the premiums therefor.
Such policies shall provide, in a manner reasonably satisfactory to the Trustee, that any losses thereunder shall be payable first to the Trustee as the Trustee's interest may appear. Each insurance policy to be provided under this Section 3.10 shall contain an agreement by the insurer that it will not
     ------------
cancel such policy except upon at least thirty (30) calendar days' prior written notice to the Trustee, and that any loss otherwise payable thereunder shall be payable notwithstanding any act or negligence of the Debtor which might, absent such agreement, result in a forfeiture of all or part of such insurance payment. In the event of any loss thereunder, the insurers are directed by the Debtor to make payment for such loss to the Trustee as its interest may appear if (a) the loss involves claims which exceed in the aggregate Twenty Five Thousand and 00/100 Dollars ($25,000.00) or (b) the Trustee has received a Notice of Actionable Default and such Notice of Actionable Default has not been withdrawn, otherwise the payment for such losses shall be made directly to the Debtor. If any insurance losses are paid by check, draft or other instrument payable to the Debtor and the Trustee jointly, the Trustee may endorse the Debtor's name thereon and do such other things as the Trustee may deem advisable to reduce the same to cash. All loss recoveries received by the Trustee upon any such insurance and not remitted to the Debtor may be applied to the Liabilities in the order provided in Section 4
                                                                      ---------
of the Collateral Trust Agreement. The Debtor shall not take out separate insurance concurrent in form or contributing in the event of loss with that required in this Section 3.10, unless the Trustee is included therein as a
                 ------------
named insured, with loss payable as required in this Section 3.10. The Debtor
                                                     ------------
shall immediately notify the Trustee whenever any such separate insurance is applied for and shall promptly deliver to the Trustee the policy or policies or binders evidencing the same.
3.11. Until the Debtor's authority to do so is terminated by the Trustee following receipt by the Trustee of Notice of Actionable Default, the Debtor will, at the Debtor's sole cost and expense, but on the Trustee's behalf and for the Trustee's account, collect in trust for the Trustee all Instruments, cash and currency included in the Collateral and received or receivable in the ordinary course of its business (including all amounts unpaid on the Debtor's Receivables), and shall not commingle such collections with the Debtor's other funds or use the same except as permitted by the Credit Agreement, the Principal Note Agreement, the Money Order Agreement and any other Beneficiary Agreement. In the event of any commingling, such collected amounts shall be deemed impressed with a trust for the benefit of the Trustee.

3.12. At any time following receipt by the Trustee of a Notice of Actionable Default and during such time as such Notice of Actionable Default shall not have been withdrawn pursuant to the Collateral Trust Agreement, without notice to the Debtor, the Trustee shall have the right to send notice of the assignment of and the Trustee's security interest in Receivables to any obligor of the Debtor or any third party holding or otherwise concerned with any of the Collateral. Thereafter, following the Trustee's receipt of a Notice of Actionable Default and during such time as such Notice of Actionable Default shall not have been withdrawn pursuant to the Collateral Trust Agreement, the Trustee shall have the sole right to collect Receivables and take possession of the Collateral. Any of the Trustee's actual, but reasonable, accrued collection expenses under such circumstances, including, but not limited to, stationery and postage, telephone and telegraph, secretarial and clerical expenses and the salaries of any collection personnel used for collection, shall be charged to the Debtor's account and be deemed a part of the Obligations.
3.13. Upon the Trustee's request and upon the creation of any Receivables, or at such intervals as the Trustee may require, the Debtor shall provide the Trustee with such schedules, documents and/or information regarding the Receivables as the Trustee reasonably may require. The Trustee shall have the right to confirm and verify all Receivables and do whatever the Trustee reasonably may deem necessary to protect the Trustee's security interest. The items to be provided under this Section 3.13 are to be in form reasonably
                                ------------
satisfactory to the Trustee and executed by the Debtor and delivered to the Trustee from time to time solely for the Trustee's convenience in maintaining records of the Collateral, and the Debtor's failure to deliver any of such items to the Trustee shall not affect, terminate, modify or otherwise limit the Trustee's security interest in any of the Collateral.
3.14. The Debtor shall not, without the Trustee's consent, compromise or adjust any of the Receivables (or extend the time for payment thereof) or grant any additional discounts, allowances or credits thereon other than, in each case, in the ordinary and usual course of the Debtor's business.
3.15. If any of the Receivables includes a charge for any tax payable to any governmental taxing authority, the Trustee is hereby authorized in its discretion to pay the amount thereof to the proper taxing authority for the Debtor's account and to charge the Debtor's account therefor, such amount shall be deemed a part of the Obligations. The Debtor shall notify the Trustee if any of the Receivables includes any tax due to any such taxing authority, and in the absence of the Debtor's notice or the Trustee's actual knowledge of the inclusion of any tax due, the Trustee shall have the right to retain the full proceeds of such Receivables and shall not be liable for any taxes that may be due from the Debtor by reason of the sale and delivery creating such Receivables.
3.16. The Trustee shall have the irrevocable right, upon the receipt of a Notice of Actionable Default and during such time as such Notice of Actionable Default shall not have been withdrawn pursuant to the Collateral Trust Agreement, to receive, endorse, assign and/or deliver in the name of the Trustee or the Debtor any check, draft or other Instrument, and the Debtor hereby waives notice of presentment, protest and nonpayment of any Instrument so endorsed. The Debtor hereby irrevocably appoints the Trustee or the Trustee's designee as the Debtor's attorney-in-fact with power to endorse the Debtor's name upon any Instruments or other evidences of payment or Collateral that may come into the Trustee's possession; to sign the Debtor's name on any invoice relating to any of the Receivables, drafts against Obligors, assignments and verifications of Receivables and notices to Obligors; to send verifications of Receivables to any Obligor; to notify the postal authorities to change the address for delivery of mail addressed to the Debtor to such address as the Trustee may designate; to sign the Debtor's name on all financing statements or any other documents or instruments deemed necessary or appropriate by the Trustee to preserve, protect or perfect the Trustee's interest in the Collateral and to file the same; and to do all other acts and things necessary to carry out the full intent of this Security Agreement. All acts of said attorney or designee are hereby ratified and approved, and said attorney or designee shall not be liable for any acts of omission or commission, nor for any error of judgment or mistake of fact or law, unless resulting from gross negligence or willful misconduct; this power being coupled with an interest is irrevocable while any of the Liabilities remain unpaid. Notwithstanding the generality of the foregoing provisions, the Trustee acknowledges that its exercise of such powers and authority shall be solely in a manner consistent with, and for the purpose of, enforcement, maintenance and protection of its rights under this Security Agreement and the Collateral Trust Agreement for the purposes thereof.

3.17. The Trustee shall not, under any circumstances or in any event whatsoever, have any liability for any error or omission or delay of any kind occurring in the settlement, collection or payment of any of the Receivables or any Instrument, or for any damage resulting therefrom unless resulting from its gross negligence or willful misconduct. When entitled to exercise its rights, and powers hereunder, the Trustee may, without consent from the Debtor, sue upon or otherwise collect, extend the time of payment of, or compromise or settle for cash, credit or otherwise upon any terms, any of the Receivables or any securities, instruments or insurance applicable thereto and/or release the Obligor thereon; provided that the Trustee shall provide the Debtor written notice of any actions taken by the Trustee pursuant to this Section 3; provided
                                                            ---------
further, however, that the Trustee's failure to provide the Debtor with such written notice shall not affect the validity of the Trustee's actions taken hereunder.
3.18. The Inventory subject to the Trustee's security interest may not be taken or removed from the locations indicated in Schedule 5 to the Collateral
                                                 ----------
Trust Agreement, except if the Inventory is deposited into a Deposit Account or is moved to a new location and the Debtor has previously filed a financing statement (which is substantially similar to the financing statements filed by the Debtor in connection with the execution of this Security Agreement) in the applicable jurisdiction with respect to such new location.
3.19. Following the Trustee's receipt of a Notice of Actionable Default and during such time as such Notice of Actionable Default shall not have been withdrawn pursuant to the Collateral Trust Agreement, then upon notice to the Debtor, the Inventory subject to the Trustee's security interest shall not be sold or taken or removed from the locations indicated in Schedule 5 to the
                                                         ----------
Collateral Trust Agreement, except for deposit into a Deposit Account or except with the Trustee's prior written consent and upon substitution of other Collateral in form and amount satisfactory to the Trustee in the Trustee's sole discretion.
3.20. The Debtor shall keep and maintain the Equipment in good order and repair, ordinary wear and tear excepted, at the locations indicated in Schedule
                                                                       --------
5 to the Collateral Trust Agreement (except that, as long as the Equipment
-
remains subject to a perfected security interest in favor of the Trustee, the Debtor may move the Equipment from one location specified in Schedule 5 to the
                                                             ----------
Collateral Trust Agreement, to another location specified in Schedule 5 to the
                                                             ----------
Collateral Trust Agreement), and shall not move, sell or otherwise dispose of the Equipment without the prior written consent of the Trustee, except for disposals and sales in the ordinary course of business or Equipment which is moved to a new location and the Debtor has previously filed a financing statement (which is substantially similar to the financing statements filed by the Debtor in connection with the execution of this Security Agreement) in the applicable jurisdiction with respect to such new location.
3.21. The Equipment shall be and shall remain personal property, and nothing shall affect the character of the Equipment or cause the Equipment to become part of realty, or prevent the Trustee from removing it from the premises on which it is located or to which it may be attached following receipt by the Trustee of a Notice of Actionable Default and during such time as such Notice of Actionable Default shall not have been withdrawn pursuant to the Collateral Trust Agreement.
3.22. The Debtor shall provide the Trustee, with copies to Agent, the Noteholders, Travelers and each other Beneficiary, on or within ten (10) days after the end of each month, a Certificate of Update.
4. REPRESENTATIONS, COVENANTS AND WARRANTIES. The Debtor hereby makes the following representations, covenants and warranties, which shall be deemed to be incorporated by reference, as true and correct in all material respects, in
(a) each request for an Advance Term Loan, Revolving Credit Loan or Swingline Loan under the Credit Agreement and at the time of the funding thereof by the Lenders and (b) any request for an advance or the funding thereof in connection with any other Indebtedness of the Debtor to the Lenders, the Noteholders, Travelers or any other Beneficiary for borrowed money, and each of the following representations, covenants and warranties shall be deemed repeated and confirmed, in all material respects, with respect to each item of the Collateral as it is created or otherwise acquired by the Debtor:
4.1. The information set forth herein with respect to the definitions of "Custodial Agent," "Debtor," "Deposit Accounts," "Inventory" and "Equipment," as defined in Section 1 of this Security Agreement, and the agreements with
              ---------
Custodial Agents listed in Schedule 2 to the Collateral Trust Agreement is
                           ----------
complete and accurate in all material respects as of the date of this Security Agreement.
4.2. The execution, delivery and performance hereof and of any other document executed and delivered by the Debtor in connection with the Obligations are within the Debtor's corporate powers, have been duly authorized by the Debtor, and comply in all material respects with any applicable law, rule or regulation and
                                       208
the terms of the Debtor's current Restated Articles of Incorporation, Bylaws or other applicable documents, instruments or agreements relating to the Debtor's corporate organization or governance or material to the conduct of the Debtor's business, or of any indenture or other material agreement or undertaking to which the Debtor is a party or by which the Debtor is bound, except as permitted under each of the Credit Agreement, the Principal Note Agreement, the Money Order Agreement and any other Beneficiary Agreement.
4.3. There is no litigation or proceeding pending or, to the best knowledge of the Debtor, threatened against the Debtor or any of its assets which, if determined adversely to the Debtor, reasonably may be expected to result in a material adverse change in the Debtor's financial condition or materially affect a material portion of the assets of the Debtor, the authority of the Debtor to enter into this Security Agreement or the validity or enforceability of this Security Agreement or the priority of the Trustee's security interest in and to the Collateral.
4.4. At the time the Collateral becomes subject to the Trustee's security interest: (a) the Debtor shall be the sole owner of and fully authorized to sell, transfer, pledge and/or grant a first security interest in each and every item of the Collateral, which interests shall be prior to any other already existing secured interests in favor of any other creditor; (b) all documents, instruments and agreements shall be true and correct and in all respects what they purport to be; (c) all signatures and endorsements that appear thereon shall be genuine and all signatories and endorsers shall have full capacity to contract; and (d) none of the transactions underlying or giving rise to the Collateral shall violate in any material respect any applicable state or federal laws or regulations, and all documents or instruments relating to the Collateral shall be legally sufficient under such laws or regulations and shall be legally enforceable in accordance with their terms (subject to exceptions for insolvency laws and equitable principles).
4.5. The Debtor shall from time to time take such actions as the Trustee may from time to time reasonably request in writing by way of obtaining, executing, delivering and/or filing financing statements, landlord's or mortgagee's waivers, and other notices and amendments and renewals thereof, and the Debtor shall take any and all steps and observe such formalities as may be necessary or as the Trustee may reasonably request, in order to create and maintain a valid first lien upon, pledge of, or paramount security interest in the Collateral, except with respect to any Permitted Lien. All charges, expenses and fees which the Trustee may incur in filing any of the foregoing, and any local taxes relating thereto, shall be charged to the Debtor's account and be deemed a part of the Obligations, or, at the Trustee's option, shall be paid to the Trustee immediately upon demand. The Debtor hereby authorizes the Trustee to (a) execute and file at any time or times one or more financing statements with respect to all or part of the Collateral, signed only by the Trustee, and
(b) file the original or a photocopy of this Security Agreement as a financing statement.
4.6. Until termination and release of the security interests granted pursuant to this Security Agreement as provided in the Collateral Trust Agreement, the security interest in the Collateral hereby granted to the Trustee shall continue in full force and effect. Until such time, the Debtor shall not, without the Trustee's prior written consent, pledge, sell, assign, transfer, create a security interest in, or encumber or allow to be encumbered in any way, any part of the Collateral to anyone other than the Trustee, except for the sale of Inventory in the ordinary course of business or the disposition of property which no longer has any valuable utility or use in the Debtor's operations and Permitted Liens. The Debtor hereby agrees to defend the Trustee's interest in the Collateral against any and all persons whatsoever.
4.7. The Debtor shall execute and deliver, or cause to be executed and delivered, to the Trustee, with a copy to each Beneficiary, from time to time, upon the Trustee's reasonable request (in writing), such supplemental agreements, statements, assignments, and transfers, or instructions or documents relating to the Collateral, and such other instruments as the Trustee so requests, in order that the full intent of this Security Agreement may be carried into effect.
4.8. All balance sheets, earnings statements and other financial data which have been or may hereafter be furnished to the Trustee did and do and shall fairly represent the Debtor's financial condition as of the dates thereof and/or the results of the Debtor's operations for the period for which the same are furnished and have been and shall be prepared in accordance with GAAP, except that interim financial statements will not contain footnotes and will be subject to year-end adjustments, and any material adverse change in such financial condition or the Debtor's operations since the date of each such report shall be disclosed at the time of delivery thereof. The Debtor shall continue to furnish whatever information or reports concerning the Collateral and the Debtor's financial condition that the Trustee may reasonably request during the term of this Security Agreement.

All other information, reports and other papers and data furnished to the Trustee are and shall be, at the time the same are so furnished, accurate and correct in all material respects and complete insofar as completeness may be necessary to give the Trustee a true and accurate knowledge of the subject matter; provided, however, that any information, reports and other papers or data furnished by the Debtor to the Trustee as (a) budgets or forecasts shall be only what the Debtor believes to be reasonable under the circumstances, and
(b) drafts of documents shall be subject to completion by any subsequent drafts and the final version of such documents. The Trustee acknowledges that only the annual financial statements of the Debtor will be audited. The Debtor agrees that it shall provide each Beneficiary copies of any documents provided to the Trustee pursuant to this Section 4.8.
                                -----------
4.9. To the best knowledge of the Debtor, (a) each of the Receivables is and shall be a good and valid account representing the amount of the undisputed bona fide indebtedness incurred by the customer therein named, for a fixed sum as set forth in the invoice relating thereto with respect to an absolute sale and delivery of goods by the Debtor, or work, labor and/or services rendered by the Debtor, and (b) none of the Receivables is or shall be subject to any defense, setoff, counterclaim, discount or allowance, except as permitted by
Section 3.14 or as disclosed in writing by the Debtor to the Trustee.
------------
4.10. The Debtor shall give the Trustee written notice of each office at which the Debtor keeps its records pertaining to accounts, contract rights and general intangibles and the location of the Debtor's chief executive office.
 Until and except as such notice is given, all such records shall be kept at the Debtor's address as it appears in Section 9.2 of the Collateral Trust
                                      -----------
Agreement. The Debtor shall promptly (but in any event no later than five (5) days after the Debtor first has knowledge of any event described in clause (c) and (d) below in this Section 4.10) give the Trustee written notice of: (a) any
                      ------------
change in the location of such records, its chief executive office, the Inventory, the Equipment or its corporate name; (b) any additional trade name under which the Debtor transacts business; (c) the filing of any liens or judgments against the assets of the Debtor; and (d) any litigation or proceedings which if determined adversely to the Debtor reasonably may be expected to have a Material Adverse Effect.
4.11. (a) The Debtor and the Trustee have delivered or will be delivering letters of instruction to, and have obtained or will be obtaining agreements from, the Depositories with respect to the Deposit Accounts. Such letters of instruction shall be substantially similar to Exhibit A or B to the Collateral Trust Agreement, as required by Section 4.14 of this Agreement, except for
                                ------------
changes approved by Agent; provided such changes approved by Agent do not (i) prejudice the Noteholders or Travelers to a greater extent than any other Beneficiary (other than the Trustee) or (ii) substantially adversely affect the security interests and liens granted to the Trustee under this Security Agreement. To enable the Depositories' continuing compliance with all such instructions or agreements, the Debtor agrees that all cash, checks and other Instruments received in its operations shall be deposited initially by or for the account of the Debtor only in those Deposit Accounts designated as either a "Currency Account" (with respect to cash) or a "Deposit Account" (with respect to checks and other Instruments) in each such letter of instruction, except for cash retained at or delivered to the premises at which the Debtor conducts its business or funds transfers between Deposit Accounts, in either case as permitted by such instructions or agreements.
      (b) No deposit, account, certificate of deposit, check, note, draft or other Instrument has been or shall be received by the Debtor unless the same is pledged and assigned to the Trustee, and each check, draft and all other Instruments are or shall be (i) duly endorsed by the Debtor "for deposit only" to a Deposit Account (or an equivalent endorsement), (ii) delivered to the Trustee, a Custodial Agent or another designated agent, bailee or trustee for the Trustee no later than the next Business Day following receipt by the Debtor and (iii) deposited into a Deposit Account no later than the next Business Day following the date the Debtor receives the same; provided that, for purposes of subclauses (ii) and (iii) , the Debtor need not so deliver or deposit checks made payable to the Debtor (including post-dated checks) until the aggregate amount thereof received by the Debtor from time to time shall exceed Fifty Thousand and 00/100 Dollars ($50,000.00).
      (c) Except for cash in Centers and cash in possession of Custodial Agents, all cash received by the Debtor has been and shall, unless otherwise approved by the Trustee in writing, continue to be deposited in one or more Deposit Accounts. Except as otherwise expressly permitted herein or in the Collateral Trust Agreement, cash, checks, drafts and other Instruments used or arising in connection with business operations at the Centers shall be delivered, picked up and otherwise moved or transported only by a Custodial Agent.

      (d) The Debtor is and shall remain in full compliance with all agency and trust agreements with Custodial Agents and Depositories, and all representations, warranties and certifications of the Debtor, and, to the best knowledge of the Debtor, all representations, warranties and certifications of the Custodial Agent or Depository, as applicable, contained therein are and shall continue to be true and correct in all material respects, and, to the best knowledge and belief of the Debtor, all Custodial Agents and Depositories are and shall continue to be in full compliance therewith.
4.12.  With respect to any Deposit Account for which a Depository shall not agree to provide a copy of the periodic bank statement therefor directly to the Trustee, the Debtor agrees to provide a copy of such statement (exclusive of all detail relating to items thereon) to the Trustee, and at the request of a Beneficiary to such Beneficiary, by facsimile transmission no later than the next Business Day following the date such statement is received by the Debtor.
The Debtor shall promptly provide a copy of any such detail to the Trustee and each requesting Beneficiary by mail or courier for delivery on the next
Business Day following the facsimile transmission of the statement without detail.
4.13.  Schedules 1, 2, 3, 4 and 5 to the Collateral Trust Agreement, as amended
       --------------------------
and revised pursuant to Section 3.22 of this Security Agreement, are complete
                        ------------
and accurate in all material respects.
4.14. At all times (i) at least 80% of the Debtor's Centers shall only use Depositories which are bound by effective agreements substantially similar to Exhibit A to the Collateral Trust Agreement and (ii) at least 95% of the
---------
Debtor's Centers shall only use Depositories which are bound by effective agreements substantially similar to Exhibit A or B to the Collateral Trust
                                    --------------
Agreement.
4.15.  At all times at least 95% of the Debtor's Centers shall only use
Custodial Agents which are bound by effective agreements substantially similar to Exhibit C to the Collateral Trust Agreement; provided, with respect to any
   ---------
Center acquired after the date hereof, if (i) on the date of such acquisition, such Center is bound by an agreement with a Custodial Agent, (ii) such
Custodial Agent, despite the Debtor's reasonable efforts, will not execute a letter substantially similar to Exhibit C to the Collateral Trust Agreement,
                                ---------
and (iii) the Debtor cannot terminate such Center's agreement with such
Custodial Agent, then such Center shall not be considered in determining whether the Debtor is in compliance with the foregoing 95% test (so long as at least 90% of the Debtor's Centers use Custodial Agents which are bound by effective agreements substantially similar to Exhibit C to the Collateral Trust
                                              ---------
Agreement); provided further that the Debtor shall terminate such Center's agreement with such Custodial Agent as soon as possible and shall enter into an agreement with a Custodial Agent which will execute a letter substantially similar to Exhibit C to the Collateral Trust Agreement.
           ---------
4.16. The Debtor shall not grant any liens or security interests in any of its property to any Person except for Permitted Liens.
4.17. Between the date which is 54 months after the date hereof and the date which is 56 months after the date hereof (and every 60 months thereafter) the Debtor shall provide a legal opinion issued by its outside counsel addressed to each Beneficiary confirming the perfection of the liens and security interests granted hereunder and specifying any action required to be taken between the date of such opinion and the date of such next opinion to maintain the perfection of the Trustee's liens and security interests.
5.    THE TRUSTEE'S RIGHTS AND REMEDIES.
5.1. Following receipt by the Trustee of a Notice of Actionable Default and during such time as such Notice of Actionable Default shall not have been withdrawn pursuant to the Collateral Trust Agreement:
      (a) The Trustee may at any time, without further notice to the Debtor, notify the Obligors and other Persons whose obligations have been assigned, or in which a security interest has been granted hereunder, that such obligations have been assigned, or a security interest therein has been granted, to the Trustee and/or that payments thereunder or in respect thereof shall be made directly to the Trustee or to the Trustee's designee. If requested by the Trustee, the Debtor will so notify the Obligors and other Persons whose obligations to the Debtor have been assigned or in which a security interest has been granted hereunder. The Trustee may in its own name or in the name of others (including, without limitation, the Debtor) communicate with such
Obligors and other Persons, enforce payment or collect any of the Collateral by legal proceedings or otherwise, and adjust, settle or compromise the amount or payment thereof;
      (b) All payments received by the Debtor under or in connection with any of the Collateral shall be held by the Debtor in trust for the Trustee, shall be segregated from other funds of the Debtor and shall,
forthwith upon receipt by the Debtor, be turned over to the Trustee, in the same form as received by the Debtor (duly endorsed to the Trustee, if required) for deposit in the Collateral Account; and
      (c)	Any and all such payments so received by the Trustee (whether from the Debtor or otherwise) shall be deposited in the Collateral Account and held as part of the Trust Estate subject to withdrawal and distribution by the
Trustee as provided in the Collateral Trust Agreement.
5.2. Following receipt by the Trustee of a Notice of Actionable Default and during such time as such Notice of Actionable Default shall not have been withdrawn pursuant to the terms and provisions of the Collateral Trust
Agreement, the Trustee may exercise in respect of the Collateral, in addition to all other rights and remedies provided for herein, the Collateral Trust Agreement or otherwise available to it, all the rights and remedies of a secured party on default under the Uniform Commercial Code (whether or not the Uniform Commercial Code applies to the affected Collateral), and under all other applicable law as in effect in any relevant jurisdiction.  In addition, the Trustee may also:
      (a) require the Debtor to, and the Debtor hereby agrees that it will at its expense and upon request of the Trustee forthwith, assemble all or any part of the Collateral as directed by the Trustee and make such Collateral available to the Trustee at a place to be designated by the Trustee, which place shall be reasonably convenient to the Trustee and the Debtor, whether at the premises of the Debtor or otherwise;
      (b) enter, with or without process of law and without breach of the peace, any premises where any of the Collateral or the books and records of the Debtor related thereto are or may be located and, without charge or liability to the Trustee, seize and remove such Collateral and such books and records from such premises or remain upon such premises and use the same for the purpose of enforcing any and all rights and remedies of the Trustee under this Security Agreement; and
      (c)	sell, lease, assign, grant an option or options to purchase or otherwise dispose of all or any part of the Collateral in one or more parcels, at public or private sale or sales, at any exchange, broker's board or at any of the Trustee's offices or elsewhere, at such prices as the Trustee may deem best, for cash, on credit or for future delivery, and upon such other terms as the Trustee may deem commercially reasonable; provided, however, that the
Debtor shall not be credited with the net proceeds of any such credit sale, future delivery or lease of the Collateral until the cash proceeds thereof are actually received by the Trustee. The Debtor agrees that, to the extent notice of sale shall be required by law, at least ten (10) days' notice to the Debtor of the time and place of any public sale, or the time after which any private sale is to be made, shall constitute reasonable notification. No notification required by law need be given to the Debtor if the Debtor has signed, after the receipt by the Trustee of a Notice of Actionable Default, a statement renouncing any right to notification of sale or other intended disposition.
 The Trustee shall not be obligated to make any sale of Collateral regardless of notice of sale having been given. The Trustee may adjourn any public or private sale from time to time by announcement at the time and place fixed therefor, and such sale may, without further notice, be made at the time and place to which it was so adjourned.  Any Beneficiary shall have the right upon any such public sale or sales and, to the extent permitted by law, upon any such private sale or sales, to purchase the whole or any part of the Collateral so sold, free of any right or equity of redemption in the Debtor which right or equity is hereby expressly waived and released. In the event of a sale of Collateral, or any part thereof, to a Beneficiary following the occurrence of an Actionable Default, such Beneficiary shall not deduct or offset from any part of the purchase price to be paid therefor any indebtedness owing to it by the Debtor.  Any and all Proceeds received by the Trustee with respect to any sale of, collection from or other realization upon all or any part of the Collateral whether consisting of monies, checks, notes, drafts, bills of exchange, money orders or commercial paper of any kind whatsoever, shall be deposited by the Trustee in the Collateral Account and shall be held by the Trustee as part of the Trust Estate, subject to withdrawal and distribution by the Trustee as provided in the Collateral Trust Agreement.  The Trustee is hereby granted a license or other right to use, without charge, the Debtor's labels, copyrights, patents, rights of use of any name, trade names, trademarks and advertising matter, or any property of a similar nature, in advertising for sale and selling any Collateral.
5.3. To the extent permitted by applicable law, the Debtor waives all claims, damages and demands against the Trustee or the Beneficiaries arising out of the repossession, retention or sale of the Collateral, or any part or parts thereof, except any such claims, damages and awards arising out of the gross negligence or willful misconduct of the Trustee or the Beneficiaries, as the case may be.  In no event, however, does the Debtor waive
any obligations of the Trustee or the Beneficiaries under applicable law to act in a commercially reasonable manner.
5.4.  The Debtor recognizes that in the event the Debtor fails to perform, observe or discharge any of its obligations or liabilities under this Security Agreement, no remedy at law will provide adequate relief to the Trustee and the Trustee shall be entitled to temporary and permanent injunctive relief in any such case without the necessity of proving actual damages.
5.5. The rights and remedies provided under this Security Agreement are cumulative and may be exercised singly or concurrently, and are not exclusive of any rights and remedies provided by law or equity.
6.    WAIVERS.
6.1. The Debtor hereby waives notice of nonpayment of any of the Obligations, demand, presentment, protest and notice thereof with respect to any and all Instruments, notice of acceptance thereof, notice of loans or advances made, credit extended, Collateral received or delivered, or any other action taken in reliance hereon, and all other demands and notices of any description, except such as are expressly provided for herein.
6.2.  No failure, omission or delay on the part of the Trustee in exercising any right, remedy, option or power under this Security Agreement, or in giving or insisting upon strict performance by the Debtor hereunder or in giving notice hereunder shall operate as a waiver of the same or any other power or right, and no single or partial exercise of any such power or right shall preclude any other or further exercise thereof or the exercise of any other such power or right. The Trustee, notwithstanding any such failure, shall have the right thereafter to insist upon the strict performance by the Debtor of any and all of the terms and provisions of this Security Agreement to be performed by the Debtor. The collection and application of proceeds, the entering and taking possession of the Collateral, and the exercise of the rights of the
Trustee contained in the Security Documents, including, without limitation, this Security Agreement, shall not cure or waive any Actionable Default, or affect any Notice of Actionable of Default, or invalidate any acts done pursuant to such notice.  No waiver by the Trustee of any breach or default of or by any party hereunder shall be deemed to alter or affect the Trustee's rights under this Security Agreement with respect to any prior or subsequent default.
6.3. The Debtor waives and releases the benefit of all valuation, appraisal, redemption and exemption laws to the extent permitted by applicable law. In the event the Trustee seeks to take possession of any of the Collateral by replevin or other court process, the Debtor hereby irrevocably waives (a) any bonds, and any surety or security relating thereto required by any statute, court rule or otherwise as an incident to such possession and (b) any demand for possession of the Collateral prior to the commencement of any suit or action to recover possession thereof.
7.    MISCELLANEOUS.
7.1.  THIS SECURITY AGREEMENT SHALL BE GOVERNED, CONSTRUED AND INTERPRETED IN
ALL RESPECTS IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS.
Notwithstanding the general limitations set forth in Section 9.15 of the Credit
                                                     ------------
Agreement, Section 11.7(b) of the Principal Note Agreement or any applicable
           ---------------
provisions of any other Beneficiary Agreements, the Debtor hereby consents and submits to the jurisdiction of any local, state or federal court located within a jurisdiction in which any of the Collateral shall be located for purposes of any action related to such Collateral that is commenced by the Trustee to enforce or foreclose its security interest hereunder. The Debtor warrants and represents that it has appointed CT Corporation as its registered agent in the jurisdictions of Alabama, Arkansas, Arizona, California, Colorado, Florida, Georgia, Indiana, Louisiana, Maryland, Massachusetts, Missouri, North Carolina, New Mexico, Nevada, Ohio, Oklahoma, Oregon, South Carolina, Tennessee,
Virginia, Washington, Wyoming, and the District of Columbia, and covenants with the Trustee that such registered agent shall not be changed without written notice to, and the written consent of, the Trustee.  The Debtor hereby waives any right it may have to transfer or change the venue of any litigation brought against it by the Trustee in accordance with this Section 7.1.
                                                  -----------
7.2.  Neither this Security Agreement nor any portion or provisions hereof may be changed, modified, amended, waived, supplemented, discharged, canceled or terminated orally or by any course of dealing, or in any manner other than by an agreement in writing, signed by the parties hereto.
7.3.  All notices or other communications hereunder shall be given in the manner and to the addresses set forth in Section 9.2 of the Collateral Trust
                                         -----------
Agreement.

7.4. The Debtor agrees that checks and other Instruments delivered to the Trustee in payment or on account of the Obligations constitute conditional payment only until payment is actually received in immediately payable funds by the Trustee, and, subject to the provisions of Article II of the Credit
                                               ----------
Agreement (as amended or restated), Section 4 of the Principal Note Agreement
                                    ---------
and similar provisions in any other Beneficiary Agreements, the Debtor waives the right to direct the application of any and all payments at any time or times hereafter received by the Trustee on account of the Obligations. The Debtor agrees that the Beneficiaries shall have the continuing exclusive right to apply and reapply any and all such payments in such manner as such Beneficiary may deem advisable, notwithstanding any entry by such Beneficiary upon any of its books and records.
7.5. If any part of this Security Agreement is contrary to, prohibited by, or deemed invalid under applicable laws or regulations, such provision shall be inapplicable and deemed omitted to the extent so contrary, prohibited or invalid, but the remainder hereof shall not be invalidated thereby and shall be given effect so far as possible.
7.6. The captions in this Security Agreement are intended for convenience only and do not constitute and shall not be interpreted as part of this Security Agreement.
7.7. To the extent that any of the Beneficiaries receive payments on the Secured Debt or receive Proceeds of Collateral which are subsequently invalidated, declared to be fraudulent or preferential, or are required to be repaid to a trustee, receiver or any other Person under the Bankruptcy Code or under state, federal or common law, then, to the extent the payments or Proceeds are so repaid, the Secured Debt or part thereof which was intended to be satisfied shall be revived and will continue to be in full force and effect as if those payments or Proceeds had never been received by such Beneficiary.
7.8. This Security Agreement may be executed and delivered in counterparts, all of which taken together shall constitute this Security Agreement. Delivery of an executed signature page by any of the parties by facsimile transmission shall be deemed execution and delivery of this Security Agreement for all purposes hereof. Notwithstanding execution and delivery of this Security Agreement by facsimile transmission as provided above, the parties shall undertake to provide each other with original executed copies of this Security Agreement within two (2) Business Days following the date hereof. In making proof of this Security Agreement, it shall not be necessary to produce or account for more than one such counterpart.
7.9. Any financing statement (or any amendment or supplement thereto) delivered by the Debtor to the Trustee shall be considered to continue to be valid and in full force and effect, notwithstanding its filing in the public records at a later time when the person who signed such statement on behalf of the Debtor is no longer in an official capacity with the Debtor.
7.10.  WAIVER OF JURY TRIAL, ETC.
(a) EACH PARTY HERETO HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY OF ANY CLAIM, DEMAND, ACTION OR CAUSE OF ACTION ARISING UNDER THIS AGREEMENT OR ANY OF THE OTHER CREDIT DOCUMENTS OR IN ANY WAY CONNECTED WITH OR RELATED OR INCIDENTAL
TO THE DEALINGS OF THE PARTIES HERETO IN RESPECT OF THIS AGREEMENT OR ANY OF THE OTHER CREDIT DOCUMENTS OR THE TRANSACTIONS RELATED HERETO OR THERETO IN EACH CASE WHETHER NOW EXISTING OR HEREAFTER ARISING, AND WHETHER IN CONTRACT, TORT, EQUITY OR OTHERWISE. EACH PARTY HERETO MAY FILE AN ORIGINAL COUNTERPART OF A COPY OF THIS AGREEMENT AS WRITTEN EVIDENCE OF THE CONSENT OF THE PARTIES HERETO TO THE WAIVER OF THEIR RIGHT TO TRIAL BY JURY.
(b) EACH PARTY HERETO (I) CERTIFIES THAT NEITHER ANY REPRESENTATIVE, AGENT OR ATTORNEY OF ANY PARTY HERETO HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (II) ACKNOWLEDGES THAT IT HAS BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVER AND CERTIFICATIONS HEREIN.
7.11.  SUBMISSION TO JURISDICTION.
(a) ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS SECURITY AGREEMENT MAY BE BROUGHT IN THE UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF TEXAS, DALLAS DIVISION, AND, BY EXECUTION AND DELIVERY OF THIS SECURITY AGREEMENT, THE DEBTOR HEREBY ACCEPTS FOR ITSELF AND IN RESPECT OF ITS PROPERTY,

GENERALLY AND UNCONDITIONALLY, THE NON-EXCLUSIVE JURISDICTION OF THE AFORESAID COURT.
(b) THE DEBTOR HEREBY IRREVOCABLY WAIVES, IN CONNECTION WITH ANY SUCH ACTION OR PROCEEDING, ANY OBJECTION, INCLUDING, WITHOUT LIMITATION, ANY OBJECTION TO THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS, WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY SUCH ACTION OR PROCEEDING IN SUCH JURISDICTION.
(c) THE DEBTOR HEREBY IRREVOCABLY CONSENTS TO THE SERVICE OF PROCESS OF THE AFOREMENTIONED COURT IN ANY SUCH ACTION OR PROCEEDING BY THE MAILING OF COPIES THEREOF BY REGISTERED OR CERTIFIED MAIL, POSTAGE PREPAID, TO IT AT ITS ADDRESS AT ACE CASH EXPRESS, INC., 1231 GREENWAY DRIVE, SUITE 800, IRVING, TEXAS 75038,
ATTENTION: CHIEF FINANCIAL OFFICER, OR AT SUCH OTHER ADDRESS AS SHALL BE DESIGNATED BY IT IN A WRITTEN NOTICE TO THE TRUSTEE.
(d) NOTHING HEREIN SHALL AFFECT THE RIGHT OF THE TRUSTEE OR ANY HOLDER OF ANY OF THE OBLIGATIONS TO SERVE PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR TO COMMENCE LEGAL PROCEEDINGS OR OTHERWISE PROCEED AGAINST THE DEBTOR IN ANY OTHER JURISDICTION.

              [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

IN WITNESS WHEREOF, the parties hereto have executed this Security Agreement or caused this Security Agreement to be executed and delivered by their duly authorized officers as of the date first set forth above.
                                          ACE CASH EXPRESS, INC.

                                          By:___________________________
                                          Name:_________________________
                                          Title:________________________

                                          WILMINGTON TRUST COMPANY, not in its
                                          individual capacity but solely as
                                          Trustee

                                          By:___________________________
                                          Name:_________________________
                                          Title: _______________________

                                EXHIBIT A

                        FORM OF ADVANCE TERM NOTE


U.S. $___________             Dallas, Texas                July 31, 1998


FOR VALUE RECEIVED, the undersigned, ACE CASH EXPRESS, INC., a Texas corporation (the "Borrower"), HEREBY PROMISES TO PAY to the order of
                 ----------
________________________________, a ____________________________ (the
"Lender"), for the account of its Applicable Lending Office (as defined in that certain Credit Agreement, dated as of July 31, 1998, by and among the
Borrower, the Lender, certain other lenders from time to time parties thereto (collectively, the "Lenders") and Wells Fargo Bank (Texas), National
                   ---------
Association, a national banking association, as Agent for the Lenders (as amended, modified or supplemented from time to time, the "Credit Agreement")
                                                         ------------------
(capitalized terms used herein and not otherwise defined shall have the meanings set forth in the Credit Agreement) or any other office designated by the Lender, the lesser of (i) the principal sum of ____________________________ DOLLARS ($____________), or (ii) the aggregate unpaid principal amount of all Advance Term Loans made by the Lender to the Borrower pursuant to the Credit Agreement.

The Borrower promises to pay interest on the unpaid principal amount of each Advance Term Loan from the date of such Advance Term Loan until such principal amount is paid in full, at such interest rates, and payable at such times, as are specified in the Credit Agreement. The principal amount of this Advance Term Note shall be due and payable in equal quarterly installments commencing on the last Business Day of the calendar quarter immediately following the Advance Term Loan Termination Date and continuing on the last Business Day of each calendar quarter thereafter during the term of this Advance Term Note, each such installment to be in an amount equal to 1/16th of the outstanding principal amount of the Advance Term Loans as of the Advance Term Loan Termination Date, with all remaining principal being due and payable in full on the Final Maturity Date. The Borrower may repay this Advance Term Note in whole or in part in accordance with the terms of the Credit Agreement.

Both principal and interest are payable in lawful money of the United States of America to Wells Fargo Bank (Texas), National Association, a national banking association, as Agent, at 1445 Ross Avenue, MAC 5303-031, 3rd Floor, Dallas, Texas 75202, in same day funds. Each Advance Term Loan made by the Lender to the Borrower and all payments made on account of principal thereof, shall be recorded by the Lender and, prior to any transfer hereof, endorsed on the grid attached hereto which is part of this Advance Term Note, provided, however,
                                                         --------  -------
that failure of the Lender to make such notation or any error therein shall not in any manner affect the obligation of the Borrower to repay such Advance Term Loans in accordance with the terms of this Advance Term Note.

This Advance Term Note is one of the Advance Term Notes referred to in, and is subject to and entitled to the benefits of, the Credit Agreement. This Advance Term Note is secured by the Collateral described in the Credit Documents. The Credit Agreement, among other things, (i) provides for the making of Advance Term Loans by the Lender to the Borrower from time to time pursuant to Section
                                                                       -------
2.01 of the Credit Agreement in an aggregate outstanding amount not to exceed
----
at any time the U.S. dollar amount first above mentioned, the indebtedness of the Borrower resulting from each such Advance Term Credit Loan being evidenced by this Advance Term Note, and (ii) contains provisions for acceleration of the maturity hereof upon the happening of certain stated events and also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified.

The Borrower hereby waives presentment, demand, protest, notice of intent to accelerate, notice of acceleration and any other notice of any kind, except as provided in the Credit Agreement. No failure to exercise, and no delay in exercising, any rights hereunder on the part of the holder hereof shall operate as a waiver of such rights.

THIS ADVANCE TERM NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS (EXCEPT THAT THE PROVISIONS OF CHAPTER 346 OF THE TEXAS FINANCE CODE, WHICH REGULATES CERTAIN REVOLVING CREDIT LOAN ACCOUNTS, SHALL NOT APPLY TO THIS ADVANCE TERM NOTE).

                                                 ACE CASH EXPRESS, INC.



                                                 By:______________________
                                                 Name:____________________
                                                 Title:___________________
                                       218

                           LOANS, MATURITIES

                  AND PAYMENTS OF PRINCIPAL AND INTEREST


                              Rate of      Amount of      Amount of
             Amount and       Interest     Principal     Interest Paid     Unpaid
Borrowing     Type of        Applicable     Paid or       or Prepaid      Principal    Notation
 Date           Loan          to Loan       Prepaid                        Balance     Made By
---------    ----------      ----------    ---------     -------------    ---------    --------


                               EXHIBIT B

                      FORM OF REVOLVING CREDIT NOTE


U.S. $___________	          Dallas, Texas             July 31, 1998


FOR VALUE RECEIVED, the undersigned, ACE CASH EXPRESS, INC., a Texas corporation (the "Borrower"), HEREBY PROMISES TO PAY to the order of
                 ----------
________________________________, a ____________________________ (the
"Lender"), for the account of its Applicable Lending Office (as defined in that certain Credit Agreement, dated as of July 31, 1998, by and among the
Borrower, the Lender, certain other lenders from time to time parties thereto (collectively, the "Lenders") and Wells Fargo Bank (Texas), National
                   ---------
Association, a national banking association, as Agent for the Lenders (as amended, modified or supplemented from time to time, the "Credit Agreement")
                                                         ------------------
(capitalized terms used herein and not otherwise defined shall have the meanings set forth in the Credit Agreement) or any other office designated by the Lender, on the Revolving Credit Termination Date, the lesser of (i) the principal sum of _________________________________ DOLLARS ($____________), or
(ii) the aggregate unpaid principal amount of all Revolving Credit Loans made by the Lender to the Borrower pursuant to the Credit Agreement.

The Borrower promises to pay interest on the unpaid principal amount of each Revolving Credit Loan from the date of such Revolving Credit Loan until such principal amount is paid in full, at such interest rates, and payable at such times, as are specified in the Credit Agreement.

Both principal and interest are payable in lawful money of the United States of America to Wells Fargo Bank (Texas), National Association, a national banking association, as Agent, at 1445 Ross Avenue, MAC 5303-031, 3rd Floor, Dallas, Texas 75202, in same day funds. Each Revolving Credit Loan made by the Lender to the Borrower and all payments made on account of principal thereof, shall be recorded by the Lender and, prior to any transfer hereof, endorsed on the grid attached hereto which is part of this Revolving Credit Note, provided, however,
                                                             --------  -------
that failure of the Lender to make such notation or any error therein shall not in any manner affect the obligation of the Borrower to repay such Revolving Credit Loans in accordance with the terms of this Revolving Credit Note.

This Revolving Credit Note is one of the Revolving Credit Notes referred to in, and is subject to and entitled to the benefits of, the Credit Agreement. This Revolving Credit Note is secured by the Collateral described in the Credit Documents. The Credit Agreement, among other things, (i) provides for the making of Revolving Credit Loans by the Lender to the Borrower from time to time pursuant to Section 2.01 of the Credit Agreement in an aggregate
                 ------------
outstanding amount not to exceed at any time the U.S. dollar amount first above mentioned, the indebtedness of the Borrower resulting from each such Revolving Credit Loan being evidenced by this Revolving Credit Note, and (ii) contains provisions for acceleration of the maturity hereof upon the happening of certain stated events and also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified.

The Borrower hereby waives presentment, demand, protest, notice of intent to accelerate, notice of acceleration and any other notice of any kind, except as provided in the Credit Agreement. No failure to exercise, and no delay in exercising, any rights hereunder on the part of the holder hereof shall operate as a waiver of such rights.

THIS REVOLVING CREDIT NOTE SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS (EXCEPT THAT THE PROVISIONS OF CHAPTER 346 OF THE TEXAS FINANCE CODE, WHICH REGULATES CERTAIN REVOLVING CREDIT LOAN ACCOUNTS, SHALL NOT APPLY TO THIS REVOLVING CREDIT NOTE).

                                                 ACE CASH EXPRESS, INC.



                                                 By:______________________
                                                 Name:____________________
                                                 Title:___________________

                                LOANS, MATURITIES
                      AND PAYMENTS OF PRINCIPAL AND INTEREST




                              Rate of       Amount of        Amount of
             Amount and       Interest   Principal Paid     Interest Paid    Unpaid
Borrowing   Type of Loan   Applicable to   or Prepaid       or Prepaid      Principal  Notation
  Date                          Loan                                        Balance    Made By
---------   ------------   ------------- ---------------    -------------   ---------  --------
