Form 10-Q
period 1998-09-30
ACE CASH EXPRESS INC/TX
filed 1998-11-04
CIK 849116

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                   _______________

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Yes    X      No _____
    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding as of November 2, 1998
             -----                 ----------------------------------
             Common Stock                9,939,631 shares

                             ACE CASH EXPRESS, INC.


PART I.    FINANCIAL INFORMATION                                           PAGE NO.
Item 1.    Interim Consolidated Financial Statements:

           Consolidated Balance Sheets as of
           September 30, 1998, and June 30, 1998                                 3

           Interim Unaudited Consolidated Statements of Earnings for the
           Three Months Ended September 30, 1998 and 1997                        4

           Interim Unaudited Consolidated Statements of Cash Flows
           for the Three Months Ended September 30, 1998 and 1997                5

           Notes to Interim Consolidated Financial Statements                    6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                             9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk           12


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                    13

Item 2.    Changes in Securities                                                13

Item 3.    Defaults Upon Senior Securities                                      13

Item 4.    Submission of Matters to a Vote of Security Holders                  13

Item 5.    Other Information                                                    13

Item 6.    Exhibits and Reports on Form 8-K                                     13

                         PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                       ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share and per share data)

                                                            SEPTEMBER 30,       JUNE 30,
                                                            ------------     ------------
                                                                1998             1998
                                                            ------------     ------------
                                                            (unaudited)
ASSETS

Cash and cash equivalents                                   $     61,213     $     60,168
Accounts and notes receivable, net                                 9,382            8,857
Prepaid expenses                                                     531              565
Inventories                                                        1,738            2,449
Property and equipment, net                                       26,758           25,852
Covenants not to compete, net                                      2,105            2,254
Excess of purchase price over fair value of assets acquired,
  net                                                             32,692           29,932
Other assets                                                       5,087            4,558
                                                            ------------     ------------
                                                            $    139,506     $    134,635
                                                            ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Money order principal payable                               $     30,740     $     47,486
Senior secured notes payable                                      20,677           20,226
Revolving advances from money order supplier                      16,861            1,932
Accounts payable and accrued liabilities                          12,664           11,385
Notes payable                                                        595              228
Term advances from money order supplier                           10,648            7,073
Other liabilities                                                  7,262            7,354

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1 par value, 1,000,000 shares authorized,
  none issued and outstanding                                          -                -
Common stock, $.01 par value, 20,000,000 shares authorized,
  9,937,781 and 9,882,161 shares issued and outstanding,
  respectively                                                        99               99
Additional paid-in capital                                        20,932           20,620
Retained earnings                                                 19,028           18,232
                                                            ------------     ------------
  Total shareholders' equity                                      40,059           38,951
                                                            ------------     ------------
                                                            $    139,506     $    134,635
                                                            ============     ============

          See notes to the interim consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                               INTERIM UNAUDITED
                      CONSOLIDATED STATEMENTS OF EARNINGS


                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                ----------------------------------------
                                                      1998                   1997
                                                ------------------    ------------------
                                                  (in thousands, except per share data)
Revenues                                             $  26,023              $ 21,694

Store expenses:
  Salaries and benefits                                  7,162                 6,167
  Occupancy                                              4,322                 3,721
  Depreciation                                           1,108                   961
  Other                                                  6,129                 4,698
                                                      --------              --------
Total store expenses                                    18,721                15,547
                                                      --------              --------
Store gross margin                                       7,302                 6,147
Region expenses                                          2,188                 2,041
Headquarters expenses                                    1,563                 1,495
Franchise expenses                                         240                   212
Other depreciation and amortization                        973                   862
Interest expense, net                                      651                   497
Other expenses                                             361                    31
                                                      --------              --------
Income before income taxes                               1,326                 1,009
Income taxes                                               530                   399
                                                      --------              --------
Net income                                            $    796              $    610
                                                      ========              ========

Basic earnings per share                              $    .08              $    .06
                                                      ========              ========
Weighted average number of common shares
  outstanding - basic EPS                                9,935                 9,693
                                                      ========              ========

Diluted earnings per share                            $    .08              $    .06
                                                      ========              ========
Weighted average number of common and dilutive
  shares outstanding - diluted EPS                      10,284                10,157
                                                      ========              ========

          See notes to the interim consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                              INTERIM UNAUDITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                                   (in  thousands)
Cash flows from operating activities:
Net income                                                    $      796    $      610
   Adjustments to reconcile net income to net cash provided
     by operating activities:
   Depreciation and amortization                                   2,081         1,823
   Deferred revenue                                                 (486)         (305)
Changes in assets and liabilities:
   Accounts and notes receivable, net                               (525)          312
   Prepaid expenses                                                   34           (87)
   Inventories                                                       711           239
   Other assets                                                     (218)         (204)
   Accounts payable and other liabilities                          2,124        (1,578)
                                                              ----------    ----------
          Net cash provided by operating activities                4,517           810

Cash flows from investing activities:
   Purchases of property and equipment, net                       (1,644)       (1,496)
   Cost of net assets acquired                                    (4,265)       (1,454)
                                                              ----------    ----------
          Net cash used by investing activities                   (5,909)       (2,950)

Cash flows from financing activities:
   Net borrowings from (repayments to) money order supplier       (1,817)          242
   Term advances from money order supplier                         4,100            --
   Payment of term advances from money order supplier               (525)         (446)
   Net borrowings (payments) of acquisition-related
     notes payable                                                   367          (280)
   Proceeds from stock options exercised                             312            --
                                                              ----------    ----------
          Net cash provided (used) by financing activities         2,437          (484)
                                                              ----------    ----------
Net increase (decrease) in cash and cash equivalents               1,045        (2,624)
Cash and cash equivalents, beginning of period                    60,168        55,494
                                                              ----------    ----------
Cash and cash equivalents, end of period                      $   61,213    $   52,870
                                                              ==========    ==========


Supplemental disclosures of cash flows information:
   Interest paid                                              $      189    $      202
   Income taxes paid                                                 645            58

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

ACQUISITIONS

    In September 1998, the Company acquired the assets of 14 stores in Arizona, California, and Nevada, including all the outstanding common stock of Q. C. & G. Financial, Inc., for approximately $3.9 million. As a condition of this purchase, the seller agreed not to compete with the Company for three years.
The acquisition has been accounted for using the purchase method of accounting. Covenants not to compete were valued at contractually agreed upon amounts, which management believes correspond to fair value.

                                  ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                       SUPPLEMENTAL STATISTICAL DATA



                                         THREE MONTHS ENDED
                                           SEPTEMBER 30,                 YEAR ENDED JUNE 30,
                                        --------------------      --------------------------------
                                          1998        1997          1998        1997        1996
                                        --------    --------      ---------   ---------   --------
                                             (unaudited)
COMPANY OPERATING AND STATISTICAL DATA:

Company-owned stores in operation:
  Beginning of period                      683         617            617         544        452
  Acquired                                  17           7             15          46         69
  Opened                                    30           5             62          45         33
  Closed                                    (7)         (6)           (11)        (18)       (10)
                                         ------      ------         ------      ------     ------
  End of period                            723         623            683         617        544
                                         ======      ======         ======      ======     ======
Percentage increase in
  comparable store revenues from
  prior period (1)                        12.3%        6.1%           6.9%        6.3%       4.7%

Capital expenditures
  (in thousands)                        $1,644      $1,496        $ 5,742     $ 4,868    $ 3,435
Cost of net assets acquired
  (in thousands)                        $4,265      $1,454        $ 4,708     $10,766    $14,432

---------------------------------------------------------------------------------------------------------

OPERATING DATA:

Face amount of checks cashed (in
  millions)                             $  733      $  653        $ 2,898     $ 2,621    $ 2,144
Face amount of money orders
  sold (in millions)                    $  483      $  439        $ 1,849     $ 1,812    $ 1,531
Face amount of money orders
  sold as a percentage of the face
  amount of checks cashed                 66.0%       67.2%          63.8%       69.1%      71.4%
Face amount of average check            $  300      $  286        $   305     $   291    $   285
Average fee per check                   $ 6.73      $ 6.58        $  7.26     $  6.97    $  6.81
Fee as a percentage of average check       2.2%        2.3%           2.4%        2.4%       2.4%
Number of checks cashed
  (in thousands)                         2,438       2,283          9,496       9,020      7,535
Number of money orders sold
  (in thousands)                         3,591       3,388         14,146      13,608     11,835
---------------------------------------------------------------------------------------------------------

COLLECTIONS DATA:

Face amount of returned checks
  (in thousands)                        $2,688      $2,618        $10,193     $10,399    $ 8,661
Collections (in thousands)               1,660       1,519          6,301       6,554      5,004
                                        ------      ------        -------     -------    -------
Net write-offs (in thousands)           $1,028      $1,099        $ 3,892     $ 3,845    $ 3,657
                                        ======      ======        =======     =======    =======

Collections as a percentage of
  returned checks                         61.8%       58.0%          61.8%       63.0%      57.8%
Net write-offs as a percentage of
  revenues                                 4.0%        5.1%           3.9%        4.4%       5.3%
Net write-offs as a percentage of
  the face amount of checks cashed         .14%        .17%           .13%        .15%       .17%

    (1) Calculated based on the change in revenues of all stores open for both of the full year and three month periods compared.

                                  ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                  SUPPLEMENTAL STATISTICAL DATA, CONTINUED



                                         THREE MONTHS ENDED
                                           SEPTEMBER 30,           YEAR ENDED JUNE 30,
                                        --------------------      ---------------------
                                          1998        1997          1998        1997
                                        --------    --------      ---------   ---------
                                             (unaudited)
CONSUMER LOANS (PAY DAY LOANS):

OPERATING DATA:

Volume (in thousands)                   $26,916      $13,202        $69,182     $39,336
Average advance                         $   197      $   153        $   177     $   147
Average finance charge                  $ 29.40      $ 25.81        $ 27.51     $ 25.03
Number of loans made
  (in thousands)                            119           74            338         229

COLLECTIONS DATA:

Charge-offs (in thousands)              $ 1,902       $  720        $ 3,761     $ 2,307
Recoveries (in thousands)                   763          313          1,954       1,124
                                        -------       ------        -------     -------
Net charge-offs (in thousands)          $ 1,139       $  407        $ 1,807     $ 1,183
                                        =======       ======        =======     =======
Charge-offs as a percentage of
  pay day loan volume                       7.1%         5.5%           5.4%        5.9%
Recoveries as a percentage of
  charge-offs                              40.1%        43.4%          52.0%       48.7%
Net charge-offs as a percentage
  of pay day loan revenue                  32.6%        22.0%          19.5%       20.7%
Net charge-offs as a percentage
  of pay day loan volume                    4.2%         3.1%           2.6%        3.0%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


REVENUE ANALYSIS
----------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------------------
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
                                                    ($ IN THOUSANDS)    (PERCENTAGE OF REVENUE)
Check cashing fees                                $ 16,199    $ 14,809      62.3%       68.3%
Loan fees and interest                               3,748       1,970      14.4         9.1
Tax check fees                                         202         210       0.8         1.0
Money transfer services                              1,596       1,435       6.1         6.6
Bill payment services                                1,722         693       6.6         3.2
Money order sales                                      738         692       2.8         3.2
New customer fees                                      545         541       2.1         2.5
Franchise revenues                                     496         488       1.9         2.2
Other fees                                             777         856       3.0         3.9
                                                  --------    --------    --------    --------
Total revenue                                     $ 26,023    $ 21,694     100.0%      100.0%
                                                  ========    ========    ========    ========

Average revenue per store                         $   36.3    $   34.2

Total revenues increased $4.3 million, or 20%, to $26.0 million in the first quarter of fiscal 1999 from the $21.7 million in the first quarter of the last fiscal year. This revenue growth resulted, in part, from a $2.5 million, or 12.3%, increase in comparable store revenues (600 stores). The balance of the increase came from stores which were opened or acquired after June 30, 1997, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 100, or 16%, from 623 stores open at September 30, 1997, to 723 stores open at September 30, 1998. The increase in total check cashing fees accounted for 32% of the total revenue increase, the increase in loan fees and interest accounted for 41% of the total revenue increase, and the increase in bill payment services accounted for 24% of the total revenue increase. Check cashing fees increased $1.4 million, or 9%, from the $15.0 million in the first quarter of the last fiscal year to $16.4 million in the first quarter of fiscal 1999. This increase resulted from a 7% increase in the total number of checks cashed and a 2% increase in the average fee per check due to the increase in the average size check.

Loan fees and interest increased $1.8 million, or 90%, as a result of an increase in the number of stores offering the Company's loan products to 328 stores at September 30, 1998, as compared to 229 at September 30, 1997. Bill payment services increased $1.0 million, or 148%, principally as a result of new bill payment contracts with payees.


STORE EXPENSE ANALYSIS
----------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------------------
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
                                                    ($ IN THOUSANDS)    (PERCENTAGE OF REVENUE)
Salaries and benefits                             $ 7,162     $ 6,167       27.5%       28.4%
Occupancy                                           4,322       3,721       16.6        17.2
Armored and security                                1,186         957        4.6         4.4
Returns and cash shorts                             1,729       1,596        6.6         7.3
Loan losses                                         1,139         407        4.4         1.9
Depreciation                                        1,108         961        4.2         4.4
Other                                               2,075       1,738        8.0         8.0
                                                  -------     -------       -----       -----
Total store expense                               $18,721     $15,547       71.9%       71.6%
                                                  =======     =======       =====       =====

Average per store expense                         $  26.6     $  25.1


Total store expenses increased $3.2 million, or 20%, to $18.7 million in the first quarter of fiscal 1999 from $15.5 million in the first quarter of the last fiscal year. Total store expenses increased slightly as a percentage of revenues to 71.9% in the first quarter of fiscal 1999 from 71.6% in the first quarter of the last fiscal year. Salaries and benefits, occupancy costs, and armored and security expenses combined increased $1.8 million, or 17%, primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $0.1 million, but decreased as a percentage of revenues to 6.6% in the first quarter of fiscal 1999 from 7.3% in the first quarter of fiscal 1998.

Loan losses increased $0.7 million in the first quarter of fiscal 1999, compared to the first quarter of fiscal 1998, as a result of an increase in the volume of loans made, an increase in the average size loan made, and a decrease in collections as a percentage of loans made.


OTHER EXPENSES ANALYSIS
----------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------------------
                                                    1998        1997        1998        1997
                                                  --------    --------    --------    --------
                                                    ($ IN THOUSANDS)    (PERCENTAGE OF REVENUE)
Region expenses                                   $  2,188    $  2,041      8.4%        9.4%
Headquarters expenses                                1,563       1,495      6.0         6.9
Franchise expenses                                     240         212      0.9         1.0
Other depreciation and amortization                    973         862      3.7         4.0
Interest expense, net                                  651         497      2.5         2.3
Other expenses                                         361          31      1.4         0.1

Region Expenses

Region expenses increased $0.1 million, or 7%, in the first quarter of fiscal 1999 over the first quarter of the last fiscal year. Region expenses decreased as a percentage of revenues, from 9.4% in the first quarter of the last fiscal year to 8.4% in the first quarter of fiscal 1999.

Headquarters Expenses

Headquarters expenses increased $0.1 million, or 4%, in the first quarter of fiscal 1999 over the first quarter of the last fiscal year. Headquarters expenses decreased as a percentage of revenues from 6.9% in the first quarter of the last fiscal year to 6.0% in the first quarter of fiscal 1999.

Franchise Expenses

Franchise expenses remained relatively unchanged for the first quarter of fiscal 1999 compared to the first quarter of the last fiscal year.
                                       10

Other Depreciation and Amortization

Other depreciation and amortization increased $0.1 million, or 13%, in the first quarter of fiscal 1999 from the first quarter of the last fiscal year, principally due to increased amortization of intangibles (goodwill and non-competition agreements) related to the 20 stores acquired during the first quarter of fiscal 1999 and the fourth quarter of fiscal 1998.

Interest Expense

Interest expense, net of interest income, increased $0.2 million, or 31% in the first quarter of fiscal 1999 compared to the first quarter of the last fiscal year.

Other Expenses

Other expenses increased $0.3 million in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. Other expenses for the first quarter of fiscal 1999 include approximately $0.2 million store closing costs and $0.125 million incurred to address the Company's Year 2000 Issue.

Income Taxes

A total of $0.5 million was provided for income taxes in the first quarter of fiscal 1999, up from $0.4 million in the first quarter of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions. The effective income tax rate was 40.0% for the first quarter of fiscal 1999 and 39.5% for the first quarter of the last fiscal year.

BALANCE SHEET VARIATIONS

Cash and cash equivalents, the money order principal payable, and the revolving advances from Integrated Payment Systems Inc. (the "Money Order Supplier") vary because of seasonal and day-to-day requirements resulting from maintaining cash for cashing checks and making loans, receipts of cash from the sale of money orders, loan volume, and remittances on money orders sold. For the three months ended September 30, 1998, cash and cash equivalents increased $1.0 million, compared to a decrease of $2.6 million for the three months ended September 30, 1997.

Net property and equipment increased $0.9 million, and the excess purchase price over the fair value of net assets acquired increased $2.8 million, as a result of the 17 stores acquired and the 30 stores opened during the three months ended September 30, 1998, offset by related depreciation and amortization. Accounts and notes receivable increased $0.5 million, primarily due to an increase in the receivable for post-dated checks. Accounts payable and accrued liabilities and other liabilities increased $2.1 million, primarily due to certain accruals, including interest and taxes payable, less deferred revenue recognition of $0.5 million related to MoneyGram bonuses and incentives.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities
During the three months ended September 30, 1998 and 1997, the Company had net cash provided by operating activities of $4.5 million and $0.8 million, respectively.

Cash Flows from Investing Activities
During the three months ended September 30, 1998 and 1997, the Company used $1.6 million and $1.5 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Capital expenditures related to acquisitions amounted to $4.3 million and $1.5 million, respectively, for the three months ended September 30, 1998 and 1997.

Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended September 30, 1998, was $2.4 million. During the three months ended September 30, 1998, the Company increased its Term Advances by $4.1 million, to fund the acquisition of 14 stores in Arizona, California, and Nevada, and repaid its Term Advances by $0.5 million through regularly scheduled principal payments. In addition, the Company repaid the Money Order Supplier $1.8 million of revolving advances, increased its acquisition-related notes payable to sellers by $0.4 million, and received $0.3 million for the exercise of stock options during the three months ended September 30, 1998. Net cash used by financing activities for the three months ended September 30, 1997, was $0.5 million.
                                       11

In July 1998, the Company entered into a credit agreement ("Agreement") with a syndicate of banks, led by Wells Fargo Bank (Texas), National Association.
This Agreement provides a senior secured credit facility of $125 million of financing to the Company. The Agreement will be available at the commencement of the new money order agreement with Travelers Express Company, Inc., which is expected to be on or near January 1, 1999. The contemplated credit facilities consist of a revolving line-of-credit facility of $90 million and a term-loan facility of $35 million. The revolving line-of-credit facility will in effect replace the deferred money order remittances and revolving advances now obtained and used by the Company under the existing money order agreement, and the term-loan facility will replace the Term Advance facility under the existing money order agreement. The new credit facilities are described more fully in the Company's audited financial statements in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

YEAR 2000 ISSUE UPDATE

The "Year 2000 Issue" is described more fully in the Company's audited financial statements in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Company continues to believe that software and hardware associated with the Year 2000 Issue can be modified or replaced with upgraded or new software at a cost that will not be material to the Company's operation or financial condition. The Company estimates the total costs of addressing its Year 2000 Issue will be approximately $0.25 million, and the Company has incurred costs of $0.125 million through September 30, 1998. The Company still plans to complete the necessary modification and replacement of its software and hardware to address the Year 2000 Issue by the end of fiscal 1999.

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27 *       Financial Data Schedule (EDGAR version only)

     --------------
     * Filed herewith

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

                                                         ACE CASH EXPRESS, INC.
                                                         ----------------------

    November 4, 1998                                   By: /s/ Jay B. Shipowitz
                                                  Senior Vice President and CFO
                                                   (Duly authorized officer and
                                                  principal financial and chief
                                                            accounting officer)

                                                      By: /s/ Charlotte S. Shaw
                                        Assistant Vice President and Controller