Form 10-Q
period 1998-12-31
ACE CASH EXPRESS INC/TX
filed 1999-02-10
CIK 849116

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                   _______________

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

Yes    X      No _____
    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                 Outstanding as of February 4, 1999
             -----                 ----------------------------------
             Common Stock                9,998,887 shares

                             ACE CASH EXPRESS, INC.


PART I.    FINANCIAL INFORMATION                                           PAGE NO.
Item 1.    Interim Consolidated Financial Statements:

           Consolidated Balance Sheets as of
           December 31, 1998, and June 30, 1998                                 3

           Interim Unaudited Consolidated Statements of Earnings for the
           Three and Six Months Ended December 31, 1998 and 1997                4

           Interim Unaudited Consolidated Statements of Cash Flows
           for the Six Months Ended December 31, 1998 and 1997                  5

           Notes to Interim Consolidated Financial Statements                   6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                            9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk          14


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                   14

Item 2.    Changes in Securities                                               14

Item 3.    Defaults Upon Senior Securities                                     14

Item 4.    Submission of Matters to a Vote of Security Holders                 14

Item 5.    Other Information                                                   14

Item 6.    Exhibits and Reports on Form 8-K                                    14

                         PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                       ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share and per share data)

                                                            DECEMBER 31,       JUNE 30,
                                                            ------------     ------------
                                                                1998             1998
                                                            ------------     ------------
                                                            (unaudited)
                            ASSETS
Current Assets
  Cash and cash equivalents                                 $     75,770     $     60,168
  Accounts and notes receivable, net                               9,742            8,857
  Prepaid expenses and other current assets                        2,135              897
  Inventories                                                      1,601            2,449
                                                            ------------     ------------
Total Current Assets                                              89,248           72,371
                                                            ------------     ------------
Noncurrent Assets
  Property and equipment, net                                     27,636           25,852
  Covenants not to compete, net                                    1,925            2,254
  Excess of purchase price over fair value of assets
  acquired, net                                                   34,889           29,932
  Other assets                                                     4,977            4,226
                                                            ------------     ------------
Total Assets                                                $    158,675     $    134,635
                                                            ============     ============

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Revolving advances                                        $     55,000     $      1,932
  Accounts payable, accrued liabilities, and other current
  liabilities                                                     14,654           13,110
  Money order principal payable                                   12,047           47,486
  Current portion of senior secured notes payable                  4,226              226
  Term advances                                                      656            7,073
  Notes payable                                                      131              228
                                                            ------------     ------------
Total Current Liabilities                                         86,714           70,055
                                                            ------------     ------------
Noncurrent Liabilities
  Long-term portion of senior secured notes payable               16,000           20,000
  Term advances                                                    9,844                -
  Other liabilities                                                4,881            5,629
                                                            ------------     ------------
Total Liabilities                                                117,439           95,684
                                                            ------------     ------------
Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $1 par value, 1,000,000 shares authorized,
  none issued and outstanding                                          -                -
Common stock, $.01 par value, 20,000,000 shares authorized,
  9,993,316 and 9,882,161 shares issued and outstanding,
  respectively                                                        99               99
Additional paid-in capital                                        20,993           20,620
Retained earnings                                                 20,144           18,232
                                                            ------------     ------------
  Total shareholders' equity                                      41,236           38,951
                                                            ------------     ------------
                                                            $    158,675     $    134,635
                                                            ============     ============

          See notes to the interim consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                               INTERIM UNAUDITED
                      CONSOLIDATED STATEMENTS OF EARNINGS


                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                   DECEMBER 31,           DECEMBER 31,
                                                ------------------    ------------------
                                                  1998      1997        1998      1997
                                                --------  --------    --------  --------
                                                  (in thousands, except per share data)
Revenues                                        $ 28,656  $ 23,125    $ 54,679  $ 44,819

Store expenses:
  Salaries and benefits                            8,095     6,710      15,257    12,877
  Occupancy                                        4,537     3,766       8,859     7,487
  Depreciation                                     1,145       986       2,253     1,947
  Other                                            6,361     5,083      12,490     9,781
                                                --------  --------    --------  --------
Total store expenses                              20,138    16,545      38,859    32,092
                                                --------  --------    --------  --------
Store gross margin                                 8,518     6,580      15,820    12,727
Region expenses                                    2,377     1,907       4,565     3,947
Headquarters expenses                              1,871     1,545       3,434     3,040
Franchise expenses                                   404       231         644       443
Other depreciation and amortization                1,052       830       2,025     1,692
Interest expense, net                                889       668       1,540     1,165
Other expenses                                        67        18         428        50
                                                --------  --------    --------  --------
Income before income taxes                         1,858     1,381       3,184     2,390
Income taxes                                         742       557       1,272       956
                                                --------  --------    --------  --------
Net income                                      $  1,116  $    824    $  1,912  $  1,434
                                                ========  ========    ========  ========

Basic earnings per share                        $    .11  $    .08    $    .19  $    .15
                                                ========  ========    ========  ========
Weighted average number of common shares
  outstanding - basic EPS                          9,965     9,742       9,950     9,714
                                                ========  ========    ========  ========

Diluted earnings per share                      $    .11  $    .08    $    .19  $    .14
                                                ========  ========    ========  ========
Weighted average number of common and
  dilutive shares outstanding - diluted EPS       10,283    10,146      10,284    10,080
                                                ========  ========    ========  ========

          See notes to the interim consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                              INTERIM UNAUDITED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  SIX MONTHS ENDED
                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                                   (in  thousands)
Cash flows from operating activities:
Net income                                                    $    1,912    $    1,434
   Adjustments to reconcile net income to net cash provided
     by operating activities:
   Depreciation and amortization                                   4,282         3,639
   Deferred revenue                                                 (941)         (640)
Changes in assets and liabilities:
   Accounts and notes receivable, net                               (885)         (313)
   Prepaid expenses and other current assets                      (1,238)           44
   Inventories                                                       848           163
   Other assets                                                   (1,651)           (9)
   Accounts payable and other liabilities                          1,737        (2,630)
                                                              ----------    ----------
          Net cash provided by operating activities                4,064         1,688

Cash flows from investing activities:
   Purchases of property and equipment, net                       (3,560)       (2,650)
   Cost of net assets acquired                                    (6,234)       (1,979)
                                                              ----------    ----------
          Net cash used by investing activities                   (9,794)       (4,629)

Cash flows from financing activities:
   Net borrowings from previous money order supplier/revolver     17,629        13,798
   Borrowings of term advances from banks                         10,500             -
   Payments of term advances from previous money order supplier   (7,073)         (879)
   Net decrease in notes payable                                     (97)         (419)
   Proceeds from stock options exercised                             373           502
                                                              ----------    ----------
          Net cash provided by financing activities               21,332        13,002
                                                              ----------    ----------
Net increase in cash and cash equivalents                         15,602        10,061
Cash and cash equivalents, beginning of period                    60,168        55,494
                                                              ----------    ----------
Cash and cash equivalents, end of period                      $   75,770    $   65,555
                                                              ==========    ==========


Supplemental disclosures of cash flows information:
   Interest paid                                              $    1,523    $    1,308
   Income taxes paid                                               1,233           915

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


2. NEW CREDIT FACILITIES

    On December 16, 1998, the Company first borrowed under its credit agreement with a syndicate of banks, led by Wells Fargo Bank (Texas), National Association, terminated its money order agreement with Integrated Payment Systems Inc. (under which it formerly obtained financing), and began to offer and sell money orders under its new money order agreement with Travelers Express Company, Inc. The credit facilities available to the Company under the credit agreement are a revolving line-of-credit facility of $110 million and a term-loan facility of $35 million. The revolving line-of-credit facility replaces the deferred money order remittances and revolving advances formerly used by the Company under the previous money order agreement, and the term-loan facility replaces the term advance facility under the previous money order agreement. The Company borrowed $55 million under its revolving facility and $10.5 million under its term-loan facility as of December 31, 1998. A classified balance sheet has now been presented as of December 31, 1998 and June 30, 1998.

                                   ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                        SUPPLEMENTAL STATISTICAL DATA



                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                          DECEMBER 31,       DECEMBER 31,         YEAR ENDED JUNE 30,
                                        ---------------    ---------------    ---------------------------
                                         1998     1997      1998     1997       1998      1997      1996
                                        ------   ------    ------   ------    -------   -------   -------
                                          (unaudited)        (unaudited)
COMPANY OPERATING AND STATISTICAL DATA:

  Beginning of period                      723      623       683      617        617       544       452
  Acquired                                   2        -        19        7         15        46        69
  Opened                                    17       22        47       27         62        45        33
  Closed                                    (7)      (1)      (14)      (7)       (11)      (18)      (10)
                                        ------   ------    ------   ------    -------   -------   -------
  End of period                            735      644       735      644        683       617       544
                                        ======   ======    ======   ======    =======   =======   =======

Percentage increase in
comparable store revenues from
prior period (1)                         11.3%     7.8%     11.8%     7.0%       6.9%      6.3%      4.7%

Capital expenditures
(in thousands)                          $1,916   $  830    $3,560   $2,650    $ 5,742   $ 4,868   $ 3,435
Cost of net assets acquired
(in thousands)                          $1,969   $  663    $6,234   $1,979    $ 4,708   $10,766   $14,4320

---------------------------------------------------------------------------------------------------------

OPERATING DATA:

Face amount of checks cashed (in
millions)                               $  831   $  690    $1,564   $1,337    $ 2,898   $ 2,621   $ 2,1447
Face amount of money orders
sold (in millions)                      $  529   $  456    $1,012   $  895    $ 1,849   $ 1,812   $ 1,531
Face amount of money orders
sold as a percentage of the face
amount of checks cashed                  63.7%    66.1%     64.7%    66.9%      63.8%     69.1%     71.4%
Face amount of average check            $  303   $  285    $  302   $  286    $   305   $   291   $   285
Average fee per check                   $ 6.63   $ 6.54    $ 6.68   $ 6.59    $  7.26   $  6.97   $  6.81
Fees as a percentage of average check
Number of checks cashed                   2.2%     2.3%      2.3%     2.3%       2.4%      2.4%      2.4%
(in thousands)                           2,744    2,422     5,182    4,682      9,496     9,020     7,535
Number of money orders sold
(in thousands)                           3,806    3,493     7,397    6,881     14,146    13,608    11,8354

---------------------------------------------------------------------------------------------------------

COLLECTIONS DATA:

Face amount of returned checks
(in thousands)                          $3,142   $2,863    $5,830   $5,481    $10,193   $10,399   $ 8,661
Collections (in thousands)               1,832    1,667     3,492    3,186      6,301     6,554     5,0046
                                        ------   ------    ------   ------    -------   -------   -------
Net write-offs (in thousands)           $1,310   $1,196    $2,338   $2,295    $ 3,892   $ 3,845   $ 3,6570
                                        ======   ======    ======   ======    =======   =======   =======

Collections as a percentage of
returned checks                          58.3%    58.2%     59.9%    58.1%      61.8%     63.0%     57.8%
Net write-offs as a percentage of
revenues                                  4.6%     5.2%      4.3%     5.1%       3.9%      4.4%      5.3%
Net write-offs as a percentage of
the face amount of checks cashed          .16%     .17%      .15%     .17%       .13%      .15%      .17%

(1) Calculated based on the change in revenues of all stores open for both of the full year and the interim periods compared.

                                  ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                  SUPPLEMENTAL STATISTICAL DATA, CONTINUED



                                         THREE MONTHS ENDED       SIX MONTHS ENDED
                                            DECEMBER 31,           DECEMBER 31,       YEAR ENDED JUNE 30,
                                        --------------------   -------------------   ---------------------
                                          1998        1997       1998       1997        1998        1997
                                        --------    --------   --------   --------   ---------   ---------
                                             (unaudited)            (unaudited)
CONSUMER LOANS (PAY DAY LOANS):

OPERATING DATA:

Volume (in thousands)                   $26,892     $15,753    $53,808    $28,955    $69,182     $39,336
Average advance                         $   198     $   170    $   197    $   162    $   177     $   147
Average finance charge                  $ 30.20     $ 26.96    $ 29.80    $ 26.39    $ 27.51     $ 25.03
Number of loans made
  (in thousands)                            118          80        237        154        338         229

COLLECTIONS DATA:

Charge-offs (in thousands)              $ 2,044      $  818    $ 3,947    $ 1,538    $ 3,761     $ 2,307
Recoveries (in thousands)                 1,281         462      2,044        775      1,954       1,124
                                        -------      ------    -------    -------    -------     -------
Net charge-offs (in thousands)          $   763      $  356    $ 1,903    $   763    $ 1,807     $ 1,183
                                        =======      ======    =======    =======    =======     =======
Charge-offs as a percentage of
  pay day loan volume                       7.6%        5.2%       7.3%       5.3%       5.4%        5.9%
Recoveries as a percentage of
  charge-offs                              62.7%       56.5%      51.8%      50.4%      52.0%       48.7%
Net charge-offs as a percentage
  of pay day loan revenue                  21.4%       16.4%      26.9%      19.3%      19.5%       20.7%
Net charge-offs as a percentage
  of pay day loan volume                    2.8%        2.3%       3.5%       2.6%       2.6%        3.0%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


REVENUE ANALYSIS
----------------------------------------------------------------------------------------------------------
                              THREE MONTHS ENDED DECEMBER 31,           SIX MONTHS ENDED DECEMBER 31,
                          --------------------------------------    --------------------------------------
                          (IN THOUSANDS) (PERCENTAGE OF REVENUE)    (IN THOUSANDS) (PERCENTAGE OF REVENUE)
                            1998      1997      1998      1997        1998      1997      1998      1997
                          --------  --------  --------  --------    --------  --------  --------  --------
Check cashing fees        $ 18,118  $ 15,771    63.2%     68.2%     $ 34,317  $ 30,580    62.8%     68.2%
Loan fees and interest       3,649     2,376    12.7      10.3         7,397     4,346    13.5       9.7
Tax check fees                  77        79     0.3       0.3           279       289     0.5       0.7
Bill payment services        2,144       862     7.5       3.7         3,866     1,555     7.1       3.5
Money transfer services      1,802     1,438     6.3       6.2         3,398     2,873     6.2       6.4
Money order fees               873       707     3.1       3.1         1,611     1,399     2.9       3.1
New customer fees              583       545     2.0       2.4         1,128     1,086     2.1       2.4
Franchise revenues             630       415     2.2       1.8         1,126       903     2.1       2.0
Other fees                     780       932     2.7       4.0         1,557     1,788     2.8       4.0
                          --------  --------  --------  --------    --------  --------  --------  --------
Total revenue             $ 28,656  $ 23,125   100.0%    100.0%     $ 54,679  $ 44,819   100.0%    100.0%
                          ========  ========  ========  ========    ========  ========  ========  ========

Average revenue per
store (excluding
franchise revenues)       $   38.4  $   35.8                        $   75.5  $   69.7

                                      QUARTER COMPARISON

Total revenues increased $5.5 million, or 24%, to $28.7 million in the second quarter of fiscal 1999 from $23.1 million in the second quarter of the last fiscal year. This revenue growth resulted, in part, from a $2.4 million, or 11.3%, increase in comparable store revenues (600 stores). The balance of the increase came from stores which were opened or acquired after June 30, 1997, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 91, or 14%, from 644 stores opened at December 31, 1997, to 735 stores opened at December 31, 1998. The increase in total check cashing fees accounted for 42% of the total revenue increase; the increase in loan fees and interest accounted for 23% of the total revenue increase; and the increase in bill payment services accounted for 23% of the total revenue increase.

Check cashing fees and tax check fees combined increased $2.3 million, or 15%, to $18.2 million in the second quarter of fiscal 1999 from $15.8 million in the second quarter of the last fiscal year. This increase primarily resulted from a 13% increase in the total number of checks cashed. Loan fees and interest increased $1.3 million, or 54%, as a result of an increase in the number of stores offering the Company's post-dated checks to 290 stores at December 31, 1998, as compared to 189 stores at December 31, 1997. Bill payment services increased $1.3 million, or 149%, principally as a result of growth in payment revenue from existing bill payment contracts and new bill payment contracts.

                                    SIX MONTH COMPARISON

Total revenues increased $9.9 million, or 22%, to $54.7 million in the first six months of fiscal 1999 from $44.8 million in the first six months of the last fiscal year. This revenue growth resulted, in part, from a $4.9 million, or 11.8%, increase in comparable store revenues (600 stores). The balance of the increase came from stores which were opened or acquired after June 30, 1997, and were therefore not open for both of the full periods compared. The increase in total check cashing fees accounted for 38% of the total revenue increase; the increase in loan fees and interest accounted for 31% of the total revenue increase; and the increase in bill payment services accounted for 23% of the total revenue increase.

Check cashing fees and tax check fees combined increased $3.7 million, or 12%, to $34.6 million in the first six months of fiscal 1999 from the $30.9 million in the first six months of the last fiscal year. This increase primarily resulted from an 11% increase in the total number of checks cashed. Loan fees and interest increased $3.1 million, or 70%, as a result of an increase in the number of stores offering the Company's post-dated checks to 290 stores at December 31, 1998, as compared to 189 stores at December 31, 1997. Bill payment services increased $2.3 million, or 149%, principally as a result of growth in payment revenue from existing bill payment contracts and new bill payment contracts.


STORE EXPENSE ANALYSIS
----------------------------------------------------------------------------------------------------------
                              THREE MONTHS ENDED DECEMBER 31,           SIX MONTHS ENDED DECEMBER 31,
                          --------------------------------------    --------------------------------------
                          (IN THOUSANDS) (PERCENTAGE OF REVENUE)    (IN THOUSANDS) (PERCENTAGE OF REVENUE)
                            1998      1997      1998      1997        1998      1997      1998      1997
                          --------  --------  --------  --------    --------  --------  --------  --------
Salaries and benefits     $  8,095  $  6,710    28.2%     29.0%     $ 15,257  $ 12,877    27.9%     28.7%
Occupancy                    4,537     3,766    15.8      16.3         8,859     7,487    16.2      16.7
Armored and security         1,278     1,013     4.5       4.4         2,464     1,970     4.5       4.4
Returns and cash shorts      2,235     1,763     7.8       7.6         3,964     3,359     7.3       7.5
Loan losses                    763       441     2.7       1.8         1,902       848     3.5       1.9
Depreciation                 1,145       986     4.0       4.3         2,253     1,947     4.1       4.4
Other                        2,085     1,866     7.3       8.1         4,160     3,604     7.6       8.0
                          --------  --------  --------  --------    --------  --------  --------  --------
Total store expenses      $ 20,138  $ 16,545    70.3%     71.5%     $ 38,859  $ 32,092    71.1%     71.6%
                          ========  ========  ========  ========    ========  ========  ========  ========

Average per store
expense                   $   27.6  $   26.1                        $   54.8  $   50.9


                                      QUARTER COMPARISON

Total store expenses increased $3.6 million, or 22%, to $20.1 million in the second quarter of fiscal 1999 from $16.5 million in the second quarter of the last fiscal year. Store expenses decreased as a percentage of revenues, decreasing to 70.3% in the second quarter of fiscal 1999 from 71.5% in the second quarter of the last fiscal year. Salaries and benefits expenses, occupancy costs, and armored and security expenses increased primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $0.5 million as a result of the increased number of stores in the second quarter of fiscal 1999, compared to the second quarter of the last fiscal year. Other store expenses increased $0.2 million, or 11%, primarily as a result of the increased number of stores in operation.

                                      SIX MONTH COMPARISON

Total store expenses increased $6.8 million, or 21%, from the $32.1 million in the first six months of the last fiscal year to $38.9 million in the first six months of fiscal 1999. Store expenses decreased as a percentage of revenues, decreasing from 71.6% in the first six months of the last fiscal year to 71.1% in the first six months of fiscal 1999. Salaries and benefits expenses, occupancy costs, and armored and security expenses increased primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $0.6 million, or 18%, in the first six months of fiscal 1999 as a result of the increased number of stores. Returned checks, net of collections, and cash shortages decreased as a percentage of revenues to 7.3% in the first six months of fiscal 1999 from 7.5% in the first six months of fiscal 1998. Loan losses increased $1.1 million in the first six months of fiscal 1999, as compared to the first six months of fiscal 1998, as a result of the increased volume of loans made. Other store expenses increased $0.6 million, or 15%, primarily as a result of the increased number of stores in operation.


OTHER EXPENSES ANALYSIS
----------------------------------------------------------------------------------------------------------
                              THREE MONTHS ENDED DECEMBER 31,           SIX MONTHS ENDED DECEMBER 31,
                          --------------------------------------    --------------------------------------
                          (IN THOUSANDS) (PERCENTAGE OF REVENUE)    (IN THOUSANDS) (PERCENTAGE OF REVENUE)
                            1998      1997      1998      1997        1998      1997      1998      1997
                          --------  --------  --------  --------    --------  --------  --------  --------
Region expenses           $  2,377  $  1,907     8.3%      8.2%     $  4,565  $ 3,947      8.3%      8.8%
Headquarters expenses        1,871     1,545     6.5       6.7         3,434    3,040      6.3       6.8
Franchise expenses             404       231     1.4       1.0           644      443      1.2       1.0
Other depreciation and
amortization                 1,052       830     3.7       3.6         2,025    1,692      3.7       3.8
Interest expense, net          889       668     3.1       2.9         1,540    1,165      2.8       2.6
Other expenses                  67        18     0.2       0.1           428       50      0.8       0.1



                                  QUARTER COMPARISON

Region Expenses

Region expenses increased $0.5 million, or 25%, in the second quarter of fiscal 1999 over the second quarter of the last fiscal year, primarily due to increased salaries, benefits and travel expenses. Region expenses increased slightly as a percentage of revenues to 8.3% in the second quarter of fiscal 1999 from 8.2% in the second quarter of the last fiscal year.

Headquarters Expenses

Headquarters expenses increased $0.3 million, or 21%, in the second quarter of fiscal 1999 over the second quarter of the last fiscal year, principally as a result of an increase in the corporate staff. Headquarters expenses decreased as a percentage of revenues to 6.5% in the second quarter of fiscal 1999 from 6.7% in the second quarter of the last fiscal year.

Franchise Expenses

Franchise expenses increased $0.2 million in the second quarter of fiscal 1999 over the second quarter of the last fiscal year, primarily due to increased legal costs.

Other Depreciation and Amortization

Other depreciation and amortization increased $0.2 million, or 27%, in the second quarter of fiscal 1999 from the second quarter of the last fiscal year, principally due to increased depreciation for new capital expenditures.

Interest Expense

Interest expense, net of interest income, increased $0.2 million, or 33%, in the second quarter of fiscal 1999 as compared to the second quarter of the last fiscal year.

Income Taxes

A total of $0.7 million was provided for income taxes in the second quarter of fiscal 1999, up from $0.6 million in the second quarter of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions.

                                  SIX MONTH COMPARISON

Region Expenses

Region expenses increased $0.6 million, or 16%, in the first six months of fiscal 1999 over the first six months of the last fiscal year, primarily due to increased salaries and benefits expenses. Region expenses decreased as a percentage of revenues to 8.3% in the first six months of fiscal 1999 from 8.8% in the first six months of the last fiscal year.

Headquarters Expenses

Headquarters expenses increased $0.4 million, or 13%, in the first six months of fiscal 1999 over the first six months of the last fiscal year, principally as a result of an increase in the corporate staff. Headquarters expenses decreased as a percentage of revenues to 6.3% in the first six months of fiscal 1999 from 6.8% in the first six months of the last fiscal year.

Franchise Expenses

Franchise expenses increased $0.2 million for the first six months of fiscal 1999, compared to the first six months of the last fiscal year, primarily due to increased legal costs.

Other Depreciation and Amortization

Other depreciation and amortization increased $0.3 million, or 20%, in the first six months of fiscal 1999 from the first six months of the last fiscal year, principally due to increased depreciation for new capital expenditures.

Interest Expense

Interest expense, net of interest income, increased $0.4 million, or 32%, in the first six months of fiscal 1999 as compared to the first six months of the last fiscal year.

Income Taxes

A total of $1.3 million was provided for income taxes in the first six months of fiscal 1999, up from $1.0 million in the first six months of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions.

BALANCE SHEET VARIATIONS

Cash and cash equivalents, the money order principal payable, and the revolving advances vary because of seasonal and day-to-day requirements resulting from maintaining cash for cashing checks and making loans, receipts of cash from the sale of money orders, loan volume, and remittances on money orders sold. For the six months ended December 31, 1998 and 1997, cash and cash equivalents increased $15.6 million and $10.1 million, respectively.

Property and equipment and the excess purchase price over the fair value of net assets acquired increased $1.8 million and $5.0 million, respectively, as a result of the 47 stores opened and the 19 stores acquired during the six months ended December 31, 1998, offset by related depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

During the six months ended December 31, 1998 and 1997, the Company had net cash provided by operating activities of $4.1 million and $1.7 million, respectively.

Cash Flows from Investing Activities

During the six months ended December 31, 1998 and 1997, the Company used $3.6 million and $2.7 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Capital expenditures for acquisitions amounted to $6.2 million and $2.0 million, respectively, for the six months ended December 31, 1998 and 1997, related to the 19 stores acquired during the six months ended December 31, 1998 and the seven stores acquired during the six months ended December 31, 1997.

Cash Flows from Financing Activities

During the six months ended December 31, 1998 and 1997, the Company had net cash provided by financing activities of $21.3 million and $13.0 million, respectively.

On December 16, 1998, the Company first borrowed under its credit agreement with a syndicate of banks, led by Wells Fargo Bank (Texas), National Association, terminated its money order agreement with Integrated Payment Systems Inc. (under which it formerly obtained financing), and began to offer and sell money orders under its new money order agreement with Travelers Express Company, Inc. The credit facilities available to the Company under the credit agreement are a revolving line-of-credit facility of $110 million and a term-loan facility of $35 million. The revolving line-of-credit facility replaces the deferred money order remittances and revolving advances formerly used by the Company under the previous money order agreement, and the term-loan facility replaces the term advance facility under the previous money order agreement. The Company had borrowed $55 million under its revolving facility and $10.5 million under its term-loan facility as of December 31, 1998.

The Company's borrowings under the revolving facility bear interest at a variable annual rate equal to, at the Company's discretion, either the prime rate publicly announced by Wells Fargo Bank or the London InterBank Offered Rate plus 0.75%. The Company's borrowings under the term-loan facility bear interest at a variable annual rate equal to, at the Company's discretion, either the prime rate publicly announced by Wells Fargo Bank or the London InterBank Offered Rate plus 1.75%.

YEAR 2000 ISSUE UPDATE

The "Year 2000 Issue" is the result of computer programs that use two digits instead of four digits to record the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including (among other events) a temporary inability to process transactions, send invoices, or conduct similar normal business activities.

The Company continues to believe that any of its software and hardware that may be subject to the Year 2000 Issue can be modified or replaced with upgraded or new software at a cost that will not be material to the Company's operation or financial condition. The Company estimates the total costs of addressing its Year 2000 Issue will be approximately $0.25 million, and the Company has incurred costs of approximately $0.15 million through December 31, 1998. The Company's software for its financial and reporting systems was upgraded during the second quarter of the current fiscal year to be Year-2000-compliant. The Company still plans to complete the necessary modification and replacement of its remaining software and hardware to address the Year 2000 Issue by the end of fiscal 1999. The Company also continues to work with its significant suppliers to determine the extent to which the Company may be vulnerable to third parties' failure to remediate their own Year 2000 Issues.

OPERATING TRENDS

Seasonality

The Company's business is seasonal to the extent of the impact of cashing tax refund checks and tax refund anticipation loan checks. The impact of these services is in the third and fourth quarters of the Company's fiscal year.

Impact of Inflation

Management believes the Company's results of operations are not dependent upon the levels of inflation.

FORWARD-LOOKING STATEMENTS

This Report may contain, and from time to time the Company or certain of its representatives may make, "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as "anticipate," "expect," "estimate," "believe," "intend," and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company's control and may not even be predictable. Those risks, uncertainties, and other factors could cause the actual
                                       13
results to differ materially from those reflected in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to, the following matters described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission: governmental regulation of the check-cashing industry; theft and employee errors; the availability of suitable locations, acquisition opportunities, adequate financing, and experienced management employees to implement the Company's growth strategy; the fragmentation of the check-cashing industry and the competition from various other sources, such as banks, savings and loans, and other financial services entities, as well as retail businesses that offer products and services offered by the Company; and customer demand and response to products and services offered by the Company. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.

                                   PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on November 16, 1998. At this meeting the Company's shareholders elected six directors of the Company to serve until the next annual meeting or until their successors are elected and qualified. The table below shows the votes cast in favor of the election of the six directors and the votes withheld against their election. There were no abstentions or broker non-votes.

Director                        Votes for                      Votes Withheld
Raymond C. Hemmig               8,556,242                          9,205
Donald H. Neustadt              8,556,163                          9,284
Howard W. Davis                 8,556,142                          9,305
Marshall B. Payne               8,556,142                          9,305
Edward W. Rose III              8,556,242                          9,205
C. Daniel Yost                  8,556,242                          9,205

At this meeting the Company's shareholders also approved an amendment to the Company's Non-Employee Directors Stock Option Plan. Shareholders voted 8,298,639 shares for the amendment, 233,494 shares against the amendment, and 18,100 shares abstained.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit Number          Exhibits
      --------------          --------

      Exhibit 10.44           Amendment No. 3 to Ace Cash Express, Inc.
                              Non-Employee Directors Stock Option Plan

      Exhibit 27              Financial Data Schedule (EDGAR version only)

(b)   Reports on Form 8-K

      The Company filed a Current Report on Form 8-K during the quarter ended December 31, 1998. The Company filed the Report dated December 16, 1998, on December 23, 1998. The Items reported were as follows:

      Item 5 - Other Events
      Item 7 - Financial Statements and Exhibits: Exhibit 10.43 -- First Amendment to Credit Agreement dated as of December 16, 1998, among the Company, Wells Fargo Bank (Texas), National Association, as agent, and the Lenders named therein, with Schedules 2.01(a) and 2.01(b) thereto.

                                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        ACE CASH EXPRESS, INC.
                                                        ----------------------
February 10, 1999                                     By: /s/ Jay B. Shipowitz
                                                 Senior Vice President and CFO
                                                  (Duly authorized officer and
                                                 principal financial and chief
                                                           accounting officer)


                                                        By: /s/ Charlotte Shaw
                                       Assistant Vice President and Controller

EXHIBIT 10.44

                              AMENDMENT NO. 3 TO
                            ACE CASH EXPRESS, INC.
                 NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

    In accordance with Section 15 of the Ace Cash Express, Inc. Non-Employee

Directors Stock Option Plan (the "Plan"), the Plan is hereby amended as follows:

    1. Section 4 of the Plan is amended, subject to and effective upon the approval of the shareholders of Ace Cash Express, Inc., to read in its entirety as follows:

    "4. SHARES SUBJECT TO PLAN. Options may not be granted under the Plan for more than 260,000 shares of Common Stock of the Company, but this number may be adjusted to reflect, as deemed appropriate by the Committee, any stock dividend, stock split, share combination, recapitalization or the like, of or by the Company. Shares to be optioned and sold may be made available from either authorized but unissued Common Stock or Common Stock held by the Company in its treasury. Shares that by reason of the expiration of an option or otherwise are no longer subject to purchase pursuant to an option granted under the Plan may be reoffered under the Plan."

    2.  Section 5(b) of the Plan is amended to read in its entirety as follows:

    "On December 1, 1995, each then serving non-employee director of the Company shall be granted an option, effective as of that date, to purchase 3,000 shares of Common Stock of the Company. On December 1, 1996, each then serving non-employee director of the Company shall be granted an option, effective as of that date, to purchase 4,500 shares of Common Stock of the Company. On December 1, 1997, each then serving non-employee director of the Company shall be granted an option, effective as of that date, to purchase 6,750 shares of Common Stock of the Company. On December 1 (the "Annual Grant Date") of each year thereafter, commencing December 1, 1998, each then serving non-employee director of the Company shall be granted an option, effective as of that Annual Grant Date, to purchase 5,000 shares of Common Stock of the Company."

    IN WITNESS WHEREOF, this instrument has been executed to be effective as of the 17th day of August, 1998.

                                               ACE CASH EXPRESS, INC.



By:____________________________