Form 10-Q
period 1999-03-31
ACE CASH EXPRESS INC/TX
filed 1999-05-13
CIK 849116

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                   _______________

                                      FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Yes     X     No _____
    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                 Outstanding as of May 7, 1999
             -----                 --------------------------------
             Common Stock                  10,040,165 shares

                             ACE CASH EXPRESS, INC.


PART I.    FINANCIAL INFORMATION                                        PAGE NO.
Item 1.    Interim Consolidated Financial Statements:

           Consolidated Balance Sheets as of
           March 31, 1999 and June 30, 1998                                    3

           Interim Unaudited Consolidated Statements of Earnings for the
           Three Months and Nine Months Ended March 31, 1999 and 1998          4

           Interim Unaudited Consolidated Statements of Cash Flows
           for the Nine Months Ended March 31, 1999 and 1998                   5

           Notes to Interim Consolidated Financial Statements                  6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         15


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  15

Item 2.    Changes in Securities                                              16

Item 3.    Defaults Upon Senior Securities                                    16

Item 4.    Submission of Matters to a Vote of Security Holders                16

Item 5.    Other Information                                                  16

Item 6.    Exhibits and Reports on Form 8-K                                   16

                                       2

                         PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                       ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share and per share data)

                                                              MARCH 31,        JUNE 30,
                                                            -----------------------------
                                                                1999             1998
                                                            ------------     ------------
                                                            (unaudited)
                        ASSETS

Current Assets
  Cash and cash equivalents                                 $     61,032     $     60,168
  Accounts and notes receivable, net                               7,776            8,857
  Prepaid expenses and other current assets                        1,739              897
  Inventories                                                      1,679            2,449
                                                            ------------     ------------
Total Current Assets                                              72,226           72,371
                                                            ------------     ------------
Noncurrent Assets
  Property and equipment, net                                     29,197           25,852
  Covenants not to compete, net                                    1,797            2,254
  Excess of purchase price over fair value of assets
    acquired, net                                                 35,865           29,932
  Other assets                                                     4,472            4,226
                                                            ------------     ------------
Total Assets                                                $    143,557     $    134,635
                                                            ============     ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Revolving advances                                        $     39,400     $      1,932
  Accounts payable, accrued liabilities, and other current
    liabilities                                                   15,765           13,110
  Money order principal payable                                    6,011           47,486
  Current portion of senior secured notes payable                  4,677              226
  Term advances                                                    1,313            7,073
  Notes payable                                                       75              228
                                                            ------------     ------------
Total Current Liabilities                                         67,241           70,055
                                                            ------------     ------------
Noncurrent Liabilities
  Long-term portion of senior secured notes payable               16,000           20,000
  Term advances                                                    9,187                -
  Other liabilities                                                5,414            5,629
                                                            ------------     ------------
Total Liabilities                                                 97,842           95,684
                                                            ------------     ------------
Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $1 par value, 1,000,000 shares authorized,
  none issued and outstanding                                          -                -
Common stock, $.01 par value, 20,000,000 shares authorized,
  10,024,488 and 9,882,161 shares issued and outstanding,
  respectively                                                       100               99
Additional paid-in capital                                        21,376           20,620
Retained earnings                                                 24,239           18,232
                                                            ------------     ------------
Total Shareholders' Equity                                        45,715           38,951
                                                            ------------     ------------
Total Liabilities and Shareholders' Equity                  $    143,557     $    134,635
                                                            ============     ============

          See notes to the interim consolidated financial statements.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
             INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS


                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                     MARCH 31,             MARCH 31,
                                                ------------------    ------------------
                                                  1999      1998        1999      1998
                                                --------  --------    --------  --------
                                                  (in thousands, except per share data)
Revenues                                        $ 36,009  $ 29,340    $ 90,688  $ 74,159

Store expenses:
  Salaries and benefits                            8,967     7,925      24,224    20,802
  Occupancy                                        4,622     3,877      13,481    11,364
  Depreciation                                     1,200     1,036       3,453     2,983
  Other                                            6,721     4,966      19,211    14,747
                                                --------  --------    --------  --------
Total store expenses                              21,510    17,804      60,369    49,896
                                                --------  --------    --------  --------
Store gross margin                                14,499    11,536      30,319    24,263
Region expenses                                    2,445     2,107       7,010     6,054
Headquarters expenses                              2,230     2,278       5,664     5,318
Franchise expenses                                   372       286       1,016       729
Other depreciation and amortization                1,067       877       3,092     2,569
Interest expense, net                              1,622       738       3,162     1,903
Other expenses                                        40         4         468        54
                                                --------  --------    --------  --------
Income before income taxes                         6,723     5,246       9,907     7,636
Income taxes                                       2,628     2,098       3,900     3,054
                                                --------  --------    --------  --------
Net income                                      $  4,095  $  3,148    $  6,007  $  4,582
                                                ========  ========    ========  ========

Basic earnings per share                        $   0.41  $   0.32    $   0.60  $   0.47
                                                ========  ========    ========  ========
Weighted average number of common shares
  outstanding - basic EPS                         10,007     9,779       9,969     9,736
                                                ========  ========    ========  ========

Diluted earnings per share                      $   0.40  $   0.31    $   0.59  $   0.45
                                                ========  ========    ========  ========
Weighted average number of common and
  dilutive shares outstanding - diluted EPS       10,253    10,239      10,275    10,152
                                                ========  ========    ========  ========

          See notes to the interim consolidated financial statements.

                            ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                    INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED
                                                                      MARCH 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                                   (in  thousands)
Cash flows from operating activities:
Net income                                                    $    6,007    $    4,582
   Adjustments to reconcile net income to net cash provided
     by operating activities:
   Depreciation and amortization                                   6,549         5,557
   Recognition of deferred revenue                                (1,584)       (1,165)
Changes in assets and liabilities:
   Accounts and notes receivable, net                              1,081           (48)
   Prepaid expenses                                                 (842)         (175)
   Inventories                                                       770           186
   Other assets                                                      (15)         (211)
   Accounts payable and other liabilities                          4,024         1,146
                                                              ----------    ----------
          Net cash provided by operating activities               15,990         9,872

Cash flows from investing activities:
   Purchases of property and equipment, net                       (6,516)       (3,618)
   Cost of net assets acquired                                    (9,085)       (3,275)
                                                              ----------    ----------
          Net cash used by investing activities                  (15,601)       (6,893)

Cash flows from financing activities:
   Net (repayments) borrowings from money order supplier/
     revolver                                                     (4,007)        1,807
   Borrowings of term advances from banks                         10,500             -
   Net payments of term advances from previous
     money order supplier                                         (7,073)         (611)
   Net increase (decrease) in notes payable                          298          (507)
   Proceeds from stock options exercised                             757           662
                                                              ----------    ----------
          Net cash provided by financing activities                  475         1,351
                                                              ----------    ----------
Net increase in cash and cash equivalents                            864         4,330
Cash and cash equivalents, beginning of period                    60,168        55,494
                                                              ----------    ----------
Cash and cash equivalents, end of period                      $   61,032    $   59,824
                                                              ==========    ==========


Supplemental disclosures of cash flows information:
   Interest paid                                              $    2,748    $    1,502
   Income taxes paid                                               2,351         1,259

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


EARNINGS PER SHARE DISCLOSURES

    Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, after adjusting for the dilutive effect of stock options. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share, as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                        MARCH 31,                            MARCH 31,
                                --------------------------          --------------------------
                                    1999            1998                 1999            1998
                                ----------      ----------          ----------      ----------
                                            (in thousands, except per share amounts)
Net income (nummerator)         $    4,095      $    3,148          $    6,007      $    4,582
                                ==========      ==========          ==========      ==========
Reconciliation of denominator:
Weighted average number of
  common shares outstanding -
  basic EPS                         10,007           9,779               9,969           9,736
Effect of dilutive stock options       246             460                 306             416
                                ----------      ----------          ----------      ----------
Weighted average number of common
  and dilutive shares outstanding -
  diluted EPS                       10,253          10,239              10,275          10,152
                                ==========      ==========          ==========      ==========


                                 ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                      SUPPLEMENTAL STATISTICAL DATA


                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                           MARCH 31,           MARCH 31,           YEAR ENDED JUNE 30,
                                        ---------------    ---------------    ---------------------------
                                         1999     1998      1999     1998       1998      1997      1996
                                        ------   ------    ------   ------    -------   -------   -------
                                          (unaudited)        (unaudited)
COMPANY OPERATING AND STATISTICAL DATA:

Company-owned stores in operation:
  Beginning of period                      735      644       683      617        617       544       452
  Acquired                                  10        5        29       12         15        46        69
  Opened                                    28        9        75       36         62        45        33
  Closed                                    (1)       -       (15)      (7)       (11)      (18)      (10)
                                        ------   ------    ------   ------    -------   -------   -------
  End of period                            772      658       772      658        683       617       544
                                        ======   ======    ======   ======    =======   =======   =======

Percentage increase in comparable
 store revenues from prior period:
Exclusive of tax-related revenues (1)     9.5%     6.8%     11.2%     7.1%       8.0%      5.5%      4.1%
 Total (2)                               11.4%     5.0%     11.7%     6.2%       6.9%      6.3%      4.7%

Capital expenditures
 (in thousands)                         $2,956   $  968    $6,516   $3,618    $ 5,742   $ 4,868   $ 3,435
Cost of net assets acquired
 (in thousands)                         $2,851   $1,296    $9,085   $3,275    $ 4,708   $10,766   $14,432

---------------------------------------------------------------------------------------------------------

OPERATING DATA:

Face amount of checks cashed (in
 millions)                              $  970   $  827    $2,534   $2,170    $ 2,898   $ 2,621   $ 2,144
Face amount of money orders
 sold (in millions)                     $  465   $  486    $1,477   $1,381    $ 1,849   $ 1,812   $ 1,531
Face amount of money orders
 sold as a percentage of the face
 amount of checks cashed                 47.9%    58.8%     58.3%    63.6%      63.8%     69.1%     71.4%
Face amount of average check            $  365   $  346    $  323   $  306    $   305   $   291   $   285
Average fee per check                   $ 9.34   $ 8.86    $ 7.58   $ 7.33    $  7.26   $  6.97   $  6.81
Fees as a percentage of average check    2.56%    2.56%     2.35%    2.40%      2.38%     2.40%     2.39%
Number of checks cashed
 (in thousands)                          2,657    2,388     7,839    7,093      9,496     9,020     7,535
Number of money orders sold
 (in thousands)                          3,710    3,673    11,107   10,555     14,146    13,608    11,835

---------------------------------------------------------------------------------------------------------

COLLECTIONS DATA:

Face amount of returned checks
 (in thousands)                         $3,309   $2,384    $9,139   $7,865    $10,193   $10,399   $ 8,661
Collections (in thousands)               1,900    1,562     5,392    4,748      6,301     6,554     5,004
                                        ------   ------    ------   ------    -------   -------   -------
Net write-offs (in thousands)           $1,409   $  822    $3,747   $3,117    $ 3,892   $ 3,845   $ 3,657
                                        ======   ======    ======   ======    =======   =======   =======

Collections as a percentage of
 returned checks                         57.4%    65.5%     59.0%    60.4%      61.8%     63.0%     57.8%
Net write-offs as a percentage of
 revenues                                 4.0%     2.8%      4.2%     4.2%       3.9%      4.4%      5.3%
Net write-offs as a percentage of
 the face amount of checks cashed         .15%     .10%      .15%     .14%       .13%      .15%      .17%


(1) Change in revenues computed excluding tax refund check cashing fees for both the full year and the interim periods compared.
(2) Calculated based on the changes in revenues of all stores open for both the full year and the interim periods compared.

                                  ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                  SUPPLEMENTAL STATISTICAL DATA, CONTINUED



                             THREE MONTHS ENDED      NINE MONTHS ENDED        YEAR ENDED
                                  MARCH 31,               MARCH 31,             JUNE 30,
                             --------------------   -------------------   -------------------
                               1999        1998       1999       1998       1998       1997
                             --------    --------   --------   --------   --------   --------
                                             (unaudited)            (unaudited)
CONSUMER LOANS (PAY DAY LOANS):

OPERATING DATA:

Volume (in thousands)        $24,964     $18,063    $78,772    $47,018    $69,182     $39,336
Average advance              $   202     $   186    $   198    $   170    $   177     $   147
Average finance charge       $ 30.65     $ 28.25    $ 30.08    $ 27.01    $ 27.51     $ 25.03
Number of loans made
  (in thousands)                 108          84        345        238        338         229

COLLECTIONS DATA:

Charge-offs (in thousands)   $ 1,915      $  976    $ 5,862    $ 2,514    $ 3,761     $ 2,307
Recoveries (in thousands)      1,468         588      3,512      1,363      1,954       1,124
                             -------      ------    -------    -------    -------     -------
Net charge-offs
  (in thousands)             $   447      $  388    $ 2,350    $ 1,151    $ 1,807     $ 1,183
                             =======      ======    =======    =======    =======     =======
Charge-offs as a percentage
  of pay day loan volume        7.7%        5.4%       7.4%       5.3%       5.4%        5.9%
Recoveries as a percentage of
  charge-offs                  76.7%       60.2%      59.9%      54.2%      52.0%       48.7%
Net charge-offs as a percentage
  of pay day loan revenue      13.6%       16.3%      22.7%      18.0%      19.5%       20.7%
Net charge-offs as a percentage
  of pay day loan volume        1.8%        2.2%       3.0%       2.4%       2.6%        3.0%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


REVENUE ANALYSIS
----------------------------------------------------------------------------------------------------------
                               THREE MONTHS ENDED MARCH 31,              NINE MONTHS ENDED MARCH 31,
                          --------------------------------------    --------------------------------------
                          (IN THOUSANDS) (PERCENTAGE OF REVENUE)    (IN THOUSANDS) (PERCENTAGE OF REVENUE)
                            1999      1998      1999      1998        1999      1998      1999      1998
                          --------  --------  --------  --------    --------  --------  --------  --------
Check cashing fees        $ 16,456  $ 14,579    45.7%     49.7%     $ 50,773  $ 45,159    56.0%     60.9%
Loan fees and interest       3,293     2,638     9.1       9.0        10,690     6,984    11.8       9.4
Tax check fees               8,354     6,579    23.2      22.4         8,633     6,868     9.5       9.3
Bill payment services        2,142     1,197     6.0       4.1         6,008     2,752     6.6       3.7
Money transfer services      1,959     1,610     5.4       5.5         5,357     4,483     5.9       6.0
Money order fees             1,905       750     5.3       2.6         3,516     2,149     3.9       2.9
New customer fees              624       583     1.7       2.0         1,752     1,669     1.9       2.2
Franchise revenues             416       273     1.2       0.9         1,542     1,176     1.7       1.6
Other fees                     860     1,131     2.4       3.8         2,417     2,919     2.7       4.0
                          --------  --------  --------  --------    --------  --------  --------  --------
Total revenue             $ 36,009  $ 29,340   100.0%    100.0%     $ 90,688  $ 74,159   100.0%    100.0%
                          ========  ========  ========  ========    ========  ========  ========  ========

Average revenue per
 store (excluding
 franchise revenues)      $   47.2  $   44.6                        $  122.5  $  114.5

                               QUARTER COMPARISON

Total revenues increased $6.7 million, or 23%, from $29.3 million in the third quarter of fiscal 1998 to $36.0 million in the third quarter of fiscal 1999. This revenue growth resulted, in part, from a $3.1 million, or 11.4%, increase in comparable store revenues (600 stores). The balance of the increase, $3.6 million, resulted from stores which were opened or acquired after June 30, 1997, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 114, or 17%, from 658 stores opened at March 31, 1998, to 772 stores opened at March 31, 1999. The increase in check cashing fees and tax check fees combined accounted for 55% of the total revenue increase; the increase in loan fees and interest accounted for 10% of the total revenue increase; and the increase in bill payment services accounted for 14% of the total revenue increase.

Check cashing fees and tax check fees combined increased $3.6 million, or 17%, from the $21.2 million in the third quarter of fiscal 1998 to $24.8 million in the third quarter of fiscal 1999. This increase resulted from an 11% increase in the total number of checks cashed and a 6% increase in the average size check, which resulted in a 5% increase in the average fee per check. Loan fees and interest increased $0.7 million, or 25%, as a result of an increase in the number of stores offering the Company's post-dated checks to 307 stores at March 31, 1999, as compared to 210 stores at March 31, 1998. Bill payment services increased $0.9 million, or 79%, principally as a result of growth in payment revenue from existing bill payment contracts and new bill payment contracts. Money order fees increased $1.2 million, or 154%, as a result of increased money order pricing, enabled by the Company's new bank financing and the new money order agreement with Travelers Express Company, Inc. Other fees decreased $0.3 million, or 24%, as a result of decreases in food stamp distribution revenue and other miscellaneous product revenue.

                               NINE MONTH COMPARISON

Total revenues increased $16.5 million, or 22%, from $74.2 million in the first nine months of fiscal 1998 to $90.7 million in the first nine months of fiscal 1999. This revenue growth resulted, in part, from a $8.0 million, or 11.7%, increase in comparable store revenues (600 stores). The balance of the increase, $8.5 million, resulted from stores which were opened or acquired after June 30, 1997, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 89, or 13%, from 683 stores opened at June 30, 1998, to 772 stores opened at March 31, 1999. The increase in check cashing fees and tax check fees combined accounted for 45% of the total revenue increase; the increase in loan fees and interest accounted for 22% of the total revenue increase; and the increase in bill payment services accounted for 20% of the total revenue increase.

Check cashing fees and tax check fees combined increased $7.4 million, or 14%, from $52.0 million in the first nine months of fiscal 1998 to $59.4 million in the first nine months of fiscal 1999. This increase resulted from an 11% increase in the total number of checks cashed and a 6% increase in the average size check, which resulted in a 3% increase in the average fee per check. Loan fees and interest increased $3.7 million, or 53%, as a result of an increase in the number of stores offering the Company's post-dated checks to 307 stores at March 31, 1999, as compared to 210 stores at March 31, 1998. Bill payment services increased $3.3 million, or 118%, principally as a result of growth in payment revenue from existing bill payment contracts and new bill payment contracts. Money order fees increased $1.4 million, or 64%, as a result of increased money order pricing, enabled (in the third quarter of fiscal 1999) by the Company's new bank financing and the new money order agreement with Travelers Express Company, Inc. Other fees decreased $0.5 million, or 17%, as a result of decreases in food stamp distribution revenue and other miscellaneous product revenue.


STORE EXPENSE ANALYSIS
----------------------------------------------------------------------------------------------------------
                               THREE MONTHS ENDED MARCH 31,              NINE MONTHS ENDED MARCH 31,
                          --------------------------------------    --------------------------------------
                          (IN THOUSANDS) (PERCENTAGE OF REVENUE)    (IN THOUSANDS) (PERCENTAGE OF REVENUE)
                            1999      1998      1999      1998        1999      1998      1999      1998
                          --------  --------  --------  --------    --------  --------  --------  --------
Salaries and benefits     $  8,967  $  7,925    24.9%     27.0%     $ 24,224  $ 20,802    26.7%     28.0%
Occupancy                    4,622     3,877    12.8      13.2        13,481    11,364    14.9      15.3
Armored and security         1,312     1,120     3.7       3.8         3,776     3,090     4.2       4.2
Returns and cash shorts      2,476     1,357     6.9       4.6         6,440     4,716     7.1       6.4
Loan losses                    448       542     1.2       1.9         2,350     1,390     2.6       1.9
Depreciation                 1,200     1,036     3.3       3.5         3,453     2,983     3.8       4.0
Other                        2,485     1,947     6.9       6.7         6,645     5,551     7.3       7.5
                          --------  --------  --------  --------    --------  --------  --------  --------
Total store expenses      $ 21,510  $ 17,804    59.7%     60.7%     $ 60,369  $ 49,896    66.6%     67.3%
                          ========  ========  ========  ========    ========  ========  ========  ========

Average per store
 expense                  $   28.5  $   27.3                        $   83.0  $   78.3

                               QUARTER COMPARISON

Total store expenses increased $3.7 million, or 21%, in the third quarter of fiscal 1999 over the third quarter of fiscal 1998. Total store expenses decreased as a percentage of revenues, however, from 60.7% in the third quarter of fiscal 1998 to 59.7% in the third quarter of fiscal 1999. Salaries and benefits expenses, occupancy costs, and armored and security expenses combined increased $2.0 million, or 15%, primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $1.1 million, or 82%, in the fiscal 1999 quarter, as compared to the same quarter in fiscal 1998. This increase was the a result of additional stores open during the period and increased losses in the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998. Returned checks, net of collections, and cash shortages increased as a percentage of revenues, to 6.9% in the third quarter of fiscal 1999 from 4.6% in the third quarter of fiscal 1998. Loan losses decreased $0.1 million, or 17%, in the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998. Other store expenses increased $0.5 million, or 28%, primarily as a result of the increased number of stores in operation.

                               NINE MONTH COMPARISON

Total store expenses increased $10.5 million, or 21%, from the first nine months of fiscal 1998 to the first nine months of fiscal 1999. Total store expenses decreased as a percentage of revenues, however, from 67.3% in the first nine months of fiscal 1998 to 66.6% in the first nine months of fiscal 1999. Salaries and benefits expenses, occupancy costs, and armored and security expenses combined increased $6.2 million, or 18%, primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $1.7 million, or 37%, in the first nine months of fiscal 1998 to the first nine months of fiscal 1999, primarily as a result of the additional stores open during the period. Returned checks, net of collections, and cash shortages increased as a percentage of revenues, from
6.4% in the first nine months of fiscal 1998 to 7.1% in the first nine months of fiscal 1999. Loan losses increased $1.0 million in the first nine months of fiscal 1999 as compared to the first nine months of fiscal 1998, as a result of the increased volume of loans made. Other store expenses increased $1.1 million, or 20%, primarily as a result of the increased number of stores in operation.
                                       10


OTHER EXPENSES ANALYSIS
----------------------------------------------------------------------------------------------------------
                               THREE MONTHS ENDED MARCH 31,              NINE MONTHS ENDED MARCH 31,
                          --------------------------------------    --------------------------------------
                          (IN THOUSANDS) (PERCENTAGE OF REVENUE)    (IN THOUSANDS) (PERCENTAGE OF REVENUE)
                            1999      1998      1999      1998        1999      1998      1999      1998
                          --------  --------  --------  --------    --------  --------  --------  --------
Region expenses           $  2,445  $  2,107     6.8%      7.2%     $  7,010  $ 6,054      7.7%      8.1%
Headquarters expenses        2,230     2,278     6.2       7.8         5,664    5,318      6.3       7.2
Franchise expenses             372       286     1.0       1.0         1,016      729      1.1       1.0
Other depreciation and
amortization                 1,067       877     3.0       3.0         3,092    2,569      3.4       3.4
Interest expense             1,622       738     4.5       2.5         3,162    1,903      3.5       2.6
Other expenses                  40         4     0.1       0.0           468       54      0.5       0.1


QUARTER COMPARISON

Region Expenses

Region expenses increased $0.3 million, or 16%, in the third quarter of fiscal 1999 over the third quarter of fiscal 1998, primarily due to increased salaries and benefits and travel expenses. Region expenses decreased as a percentage of revenues, however, from 7.2% in the third quarter of fiscal 1998 to 6.8% in the third quarter of fiscal 1999.

Headquarters Expenses

Headquarters expenses remained relatively unchanged for the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998. Headquarters expenses decreased as a percentage of revenues, however, from 7.8% in the third quarter of fiscal 1998 to 6.2% in the third quarter of fiscal 1999.

Franchise Expenses

Franchise expenses increased $0.1 million for the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998, primarily due to increased legal expenses related to the Company's franchise program.

Other Depreciation and Amortization

Other depreciation and amortization increased $0.2 million, or 22%, in the third quarter of fiscal 1999 from the third quarter of fiscal 1998. This increase is principally due to increased amortization of intangibles (goodwill and non-competition agreements) resulting from the 12 stores acquired during the second and third quarters of fiscal 1999, compared to the five stores acquired during the second and third quarters of fiscal 1998.

Interest Expense

Interest expense, net of interest income, increased $0.9 million in the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998. This increase was principally the result of an increase in borrowings used to finance store acquisitions and borrowings required to replace the deferred money order remittances formerly used by the Company under its previous money order agreement (which was replaced during mid-December 1998).

Income Taxes

A total of $2.6 million was provided for income taxes in the third quarter of fiscal 1999, compared to $2.1 million in the third quarter of fiscal 1998. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions.

                               NINE MONTH COMPARISON

Region Expenses

Region expenses increased $1.0 million, or 16%, in the nine-month period of fiscal 1999 over the comparable nine-month period of fiscal 1998, primarily due to increased salaries and benefits and travel expenses and the opening of a new region office during the nine-month period of fiscal 1999. Region expenses decreased as a percentage of revenues, however, from 8.1% in first nine months of fiscal 1998 to 7.7% in the first nine months of fiscal 1999.

Headquarters Expenses

Headquarters expenses increased $0.3 million, or 7%, in the first nine months of fiscal 1999 over the first nine months of fiscal 1998, principally as a result of increased salaries and benefits expenses. Headquarters expenses decreased as a percentage of revenues, however, from 7.2% in the first nine months of fiscal 1998 to 6.3% in the first nine months of fiscal 1999.

Franchise Expenses

Franchise expenses increased $0.3 million for the first nine months of fiscal 1999, compared to the first nine months of the last fiscal year, primarily due to increased legal expenses related to the Company's franchise program.

Other Depreciation and Amortization

Other depreciation and amortization increased $0.5 million, or 20%, in the first nine months of fiscal 1999 over the first nine months of fiscal 1998. This increase is principally due to increased amortization of intangibles (goodwill and non-competition agreements) resulting from the 29 stores acquired during the first nine months of fiscal 1999 compared to the 12 stores acquired during the first nine months of fiscal 1998.

Interest Expense

Interest expense, net of interest income, increased $1.3 million in the first nine months of fiscal 1999 over the first nine months of fiscal 1998. This increase was principally the result of an increase in borrowings used to finance store acquisitions and borrowings required to replace the deferred money order remittances formerly used by the Company under its previous money order agreement (which was replaced during mid-December 1998).

Income Taxes

A total of $3.9 million was provided for income taxes in the first nine months of fiscal 1999, compared to $3.1 million in the first nine months of fiscal 1998. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions.

BALANCE SHEET VARIATIONS

Cash and cash equivalents, the money order principal payable, and the revolving advances vary because of seasonal and day-to-day requirements resulting from maintaining cash for cashing checks and making loans, receipts of cash from the sale of money orders, loan volume, and remittances for money orders sold. For the nine months ended March 31, 1999 and 1998, cash and cash equivalents increased $0.9 million and $4.3 million, respectively.

Property and equipment and the excess purchase price over the fair value of net assets acquired increased $3.3 million and $5.9 million, respectively, as a result of the 75 stores opened and the 29 stores acquired during the nine months ended March 31, 1999, offset by related depreciation and amortization.

The significant variations in revolving advances and money order principal payable result from the Company's substitution, during mid-December 1998, of financing through the bank credit facilities described below in "--Liquidity and Capital Resources."

The shift of certain amounts of term advances from current to noncurrent also reflects the substitution of the term loan facility from the bank lenders for the similar advances from the previous money order supplier, which were due no later than December 31, 1998.

The shift of $4 million of senior secured notes payable from noncurrent to current reflects the installment of that amount of principal due in November 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

During the nine months ended March 31, 1999 and 1998, the Company had net cash provided by operating activities of $16.0 million and $9.9 million, respectively.

Cash Flows from Investing Activities

During the nine months ended March 31, 1999 and 1998, the Company used $6.5 million and $3.6 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Capital expenditures for acquisitions amounted to $9.1 million and $3.3 million, respectively, for the nine months ended March 31, 1999 and 1998, related to the 29 stores acquired during the nine months ended March 31, 1999 and the 12 stores acquired during the nine months ended March 31, 1998.

Cash Flows from Financing Activities

During the nine months ended March 31, 1999 and 1998, the Company had net cash provided by financing activities of $0.5 million and $1.4 million, respectively.

The credit facilities available to the Company under its existing credit agreement with a syndicate of banks, led by Wells Fargo Bank (Texas), National Association since mid-December 1998, are a revolving line-of-credit facility of $110 million and a term-loan facility of $35 million. The revolving line-of-credit facility replaced the deferred money order remittances and revolving-advance facility formerly used by the Company under the previous money order agreement, and the term-loan facility replaced the term advance facility under the previous money order agreement. Borrowings under the revolving line-of-credit facility may be used for working capital and general corporate purposes, and borrowings under the term-loan facility may be used for store construction and relocation and other capital expenditures, including acquisitions. The Company had borrowed $39.4 million under its revolving facility and $10.5 million under its term-loan facility as of March 31, 1999.

The Company's borrowings under the revolving facility bear interest at a variable annual rate equal to, at the Company's discretion, either the prime rate publicly announced by Wells Fargo Bank or the London InterBank Offered Rate (LIBOR) plus 0.75%. The Company's borrowings under the term-loan facility bear interest at a variable annual rate equal to, at the Company's discretion, either the prime rate publicly announced by Wells Fargo Bank or LIBOR plus 1.75%.

To reduce its risk of greater interest expense upon a rise in the prime rate or LIBOR, the Company entered into interest-rate swap agreements with NationsBank, N.A. (now Bank of America). Those agreements effectively converted a portion of the Company's floating-rate interest obligations to fixed-rate interest obligations for a two-year period that began January 4, 1999. The notional amount for interest rates under the revolving line-of-credit facility is $33 million; the notional amount for interest rates under the term-loan facility is currently $9.75 million, to increase to $10.75 million in September 1999, with decreases in calendar year 2000 corresponding to term-loan payments due from the Company. The notional amounts were determined based on the company's minimum projected borrowings during calendar years 1999 and 2000. The fixed rate applicable to the notional amount under the revolving line-of-credit facility is 5.14% for calendar year 1999 and 5.23% for calendar year 2000. The fixed rate applicable to the notional amount under the term-loan facility is 6.23% for calendar year 1999 and 6.38% for calendar year 2000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company is required to adopt Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," for its fiscal year ending June 30, 1999. This standard requires the Company to report financial and descriptive information about its reportable operating segments. The Company considers its franchise operations to be a reportable operating segment, which will be reported in the footnotes to the financial statements for the year ending June 30, 1999.

The Company is required to adopt a new accounting standard, AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," by the first quarter ending September 30, 1999. This standard requires the previously capitalized start-up costs to be recognized as a cumulative effect of change in accounting principle and expensed fully in the quarter. Start-up costs, net of tax, approximate $0.48 million as of March 31, 1999.

The Company is also required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," by the first quarter ending September 30, 1999. This standard requires the Company to record the fair value of its interest-rate swap as an asset or liability in the consolidated balance sheet. Changes in the fair value of the interest-rate swap will be reported as a component of shareholders' equity in the consolidated balance sheet. The fair value of the Company's existing interest-rate swap is $0.4 million as of March 31, 1999.

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

The Company continues to believe that any of its software and hardware that may be subject to the Year 2000 Issue can be modified or replaced with upgraded or new software at a cost that will not be material to the Company's operations or financial condition. The Company estimates the total costs of addressing its Year 2000 Issue will be approximately $0.25 million, and the Company has incurred costs for that purpose of approximately $0.17 million through March 31, 1999. The Company's software for its financial and reporting systems was upgraded during the second quarter of the current fiscal year to be Year-2000-compliant. The Company still plans to complete the necessary modification and replacement of its remaining software and hardware to address the Year 2000 Issue no later than August 31, 1999. The Company also continues to work with its significant suppliers and has determined the Company is not significantly vulnerable to third parties' failure to remediate their own Year 2000 Issues.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in interest rates. To mitigate risks on changes in interest rates, the company utilizes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes.

To reduce its risk of greater interest expense upon a rise in the prime rate or LIBOR, the Company entered into interest-rate swap agreements with NationsBank, N.A. (now Bank of America). Those agreements effectively converted a portion of the Company's floating-rate interest obligations to fixed-rate interest obligations for a two-year period that began January 4, 1999. The notional amount for interest rates under the revolving line-of-credit facility is $33 million; the notional amount for interest rates under the term-loan facility is currently $9.75 million, to increase to $10.75 million in September 1999, with decreases in calendar year 2000 corresponding to term-loan payments due from the Company. The notional amounts were determined based on the company's minimum projected borrowings during calendar years 1999 and 2000. The fixed rate applicable to the notional amount under the revolving line-of-credit facility is 5.14% for calendar year 1999 and 5.23% for calendar year 2000. The fixed rate applicable to the notional amount under the term-loan facility is 6.23% for calendar year 1999 and 6.38% for calendar year 2000.

The fair value of the Company's existing interest-rate swap is $0.4 million as of March 31, 1999. Based on the average outstanding indebtedness in the previous quarter, a 10% change in interest rates would have changed the Company's interest expense by approximately $53,000 (pre tax) for the quarter ended March 31, 1999.


                            PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has recently been served with three class-action lawsuits regarding its service commonly referred to in the check-cashing industry as a "payday loan." That service consists of providing a customer cash in exchange for that customer's check (in the amount of that cash plus a service fee) with an agreement to defer the presentment or deposit of that check until the customer's next payday, usually a period of two to four weeks. During the quarter ended March 31, 1999, the average amount of cash provided to a customer in such a transaction was approximately $200, and the fee to the Company was approximately $30.

The first lawsuit, Bryan Meegan v. Ace Cash Express, Inc., was filed in the United States District Court for the Southern District of California on December 15, 1998, but was served on the Company only on February 5, 1999. The plaintiff, for himself and other customers similarly situated, alleges violations of the California statute that governs deferred-deposit transactions and, therefore, violations of various California consumer-protection statutes
regarding usury and unfair and deceptive business practices.   However, the
plaintiff was not a customer of the Company, but was a customer of one of the Company's franchisees (not named in the lawsuit). It is therefore unclear whether the allegations concern the Company's deferred-deposit business at its own locations in California in addition to purported responsibility of the Company for its franchisee's deferred-deposit business in California. The complaint seeks an injunction against the alleged illegal activities and actual and punitive damages from the Company.

The second lawsuit, Mike Kenney et al. v. Ace Cash Express, Inc., was filed in the State Circuit Court of Pulaski County, Arkansas on February 9, 1999. The plaintiff, for himself and other customers similarly situated, alleges that the Company's deferred-presentment transactions in Arkansas violate the usury laws of Arkansas. The complaint seeks the standard penalty for a usury-law violation in Arkansas: an amount equal to twice the amount paid by customers of deferred-presentment transactions during the past three years.

The third lawsuit, Gary M. Kane and Wendy Betts v. Ace Cash Express, Inc.
et al., was filed in the United States District Court for the Middle District of Florida on April 19, 1999. The complaint was filed not only against the Company, but also against Check Express, Inc., its wholly owned subsidiary, and most of the directors and executive officers of the Company and Check Express, Inc. The plaintiffs, for themselves and other customers similarly situated, allege violations of the federal Truth in Lending Act and Regulation Z and of Florida consumer-protection statutes regarding consumer lending, deceptive and unfair trade practices, and usury. The plaintiffs seek an injunction against the alleged illegal activities and actual and punitive damages of various kinds, based on various theories.
                                       15

Because each lawsuit purports to be a class action, the amount of damages for which the Company is alleged to be responsible under any lawsuit is necessarily uncertain. That amount would depend not only on proof of the allegations, but also on the number of customers of the service who constitute any class of plaintiffs, if permitted by the court, in the particular lawsuit.

The Company believes that the lawsuits are without merit and denies all allegations. The Company intends to vigorously defend the lawsuits. The Company understands that others in California, Arkansas, and Florida have also been sued regarding their "payday loan" service, on substantially similar bases as are stated in the complaints against the Company, by one or more plaintiffs represented by the same counsel as are representing the plaintiffs in the lawsuits against the Company.

ITEM 2. CHANGES IN SECURITIES
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit Number        Exhibits
        --------------        --------
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

                                                         ACE CASH EXPRESS, INC.

    May 13, 1999                                       By: /s/ Jay B. Shipowitz
                                                           --------------------
                                                  Senior Vice President and CFO
                                                   (Duly authorized officer and
                                                  principal financial and chief
                                                            accounting officer)

                                                      By: /s/ Charlotte S Shaw
                                                          ---------------------
                                        Assistant Vice President and Controller