Form 10-K
period 1999-06-30
ACE CASH EXPRESS INC/TX
filed 1999-09-28
CIK 849116

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                _________________

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended June 30, 1999

                                        OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       FOR THE TRANSITION PERIOD FROM ___TO___

                        COMMISSION FILE NUMBER 0-20774

                            ACE CASH EXPRESS, INC.
              Exact name of registrant as specified in its charter)

           Texas 				               		               75-2142963
(State or other jurisdiction		           	(IRS Employer Identification No.)
of incorporation or organization)

1231 Greenway Drive, Suite 800
Irving, Texas		 		                                     75038
(Address of principal executive offices)	    	      (Zip Code)

       (Registrant's telephone number, including area code)  (972) 550-5000

        Securities registered pursuant to Section 12(b) of the Act:

                                           NAME OF EACH EXCHANGE
TITLE OF EACH CLASS			                      ON WHICH REGISTERED
-------------------                        ----------------------

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    	No
    ------	         ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 14, 1999, 10,061,905 shares of Common Stock were outstanding. As of such date the aggregate market value of voting stock (based upon the last reported sales price in The Nasdaq Stock Market) held by nonaffiliates of the registrant was approximately $102,185,866.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                       PART I
ITEM 1. BUSINESS

GENERAL

   	Ace Cash Express, Inc. ("ACE" or the "Company") is a significant provider of retail financial services in the United States. The Company is also the largest owner and operator, and one of the largest franchisors, of check cashing stores in the United States. As of August 31, 1999, the Company had a total network of 926 stores in 28 states and the District of Columbia, including 802 Company-owned stores and 124 franchised stores. The Company's growth strategy is to integrate acquisitions, new store openings, and franchising in new and existing markets and to develop new products for introduction into the existing store base. The Company's general objective is to provide a full range of retail financial services and transaction processing in its markets. Additionally, it is the Company's objective to develop and maintain the largest network of stores in markets where the Company operates.

   	ACE stores offer check cashing services and other retail financial services at competitive rates in clean, convenient settings. Services include cashing payroll checks, government checks, and insurance drafts; selling money orders; and providing money transfer services using the MoneyGram network. Many Company-owned stores also offer bill-payment services, lottery and lotto tickets, small consumer loans commonly known as "payday loans", and other retail financial and transaction processing services.

INDUSTRY OVERVIEW

    The primary industry in which ACE operates is check cashing. Industry sources indicate that there are approximately 6,000 check cashing stores nationally. While there is limited public information available, the Company believes that there are five other check cashing companies operating over 100 stores. The remaining check cashing companies operate under 50 stores, with the majority of companies operating fewer than 10 stores.

   	The Company believes that it and other check cashing companies have grown by offering services that banks do not fully provide, at locations and during hours that are more convenient than those traditionally offered by banks.
Unlike many banks, check cashing stores are willing to assume the risk that checks they cash will "bounce." For instance, it is not unusual for a bank to refuse to cash a check for a customer who does not maintain a deposit account with the bank and to require its depositors to maintain sufficient funds in an account to cover a check to be cashed or wait several days for the check to clear. As a result, the Company believes check cashing stores provide an attractive alternative to customers without bank accounts or with relatively small account balances. Although these customers might save money by depositing their checks in a bank and waiting for them to clear, many prefer paying a fee to take advantage of the convenience and availability of immediate cash offered by check cashing stores.

    The core business of check cashing stores is generally cashing checks for a fee. These fees are intended to provide the check casher with a profit after covering operating expenses, including any interest expense incurred by the check casher on the funds advanced to customers between the time checks are cashed and the time the checks clear through the banking system. The risk a check cashing store assumes upon cashing a check is that the check will be uncollected because of insufficient funds, stop payment orders, or fraud. In order to minimize this risk and the losses associated with uncollected checks, many check cashing stores cash only payroll or government entitlement checks, charge higher fees, or have stricter approval procedures for cashing personal checks. ACE does not promote the cashing of personal checks in its stores.
For the fiscal year ended June 30, 1999, less than 1% of the checks cashed by the Company were one-party personal checks.

    In addition to check cashing services, most check cashing stores offer customers a range of other services, including payday loans, bill payments, money orders, and wire transfers of cash. Some check cashing stores also offer lottery and lotto tickets, public transportation passes, copying and fax transmission services, and postage stamps.

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

GROWTH STRATEGY

   	ACE's growth strategy consists principally of combining acquisitions and new store openings with the objective to have the largest number of retail financial services locations in each of its markets. Prior to June 30, 1994, ACE generally limited its markets to major metropolitan areas with a minimum population of 500,000. ACE now defines its target markets as cities of 100,000 or more. The Company has expanded from 276 Company-owned stores in 10 metropolitan areas as of June 30, 1993, to 798 Company-owned stores in 243 cities as of June 30, 1999. In fiscal 1999, the Company opened 99 newly constructed stores, acquired 35 stores, franchised 42 stores, and closed 19 stores. The Company currently anticipates that it will construct and open 100 stores, primarily in existing markets, during the fiscal year ending June 30, 2000.

    The following table illustrates the development of Company-owned stores since 1993 by showing the number of stores open in each market area at the end of each of the indicated periods:


                                        						   		   COMPANY-OWNED STORES
                              						 -------------------------------------------------
                                            					       		  JUNE 30,
                              						 -------------------------------------------------
MARKET AREA                     				 1999   1998   1997   1996   1995   1994   1993
 					                             	 ----   ----   ----   ----   ----   ----   ----
TEXAS:
Dallas/Fort Worth/East Texaa          122    117    114    112    103     98     91
Houston/Galveston                      83     76     74     72     60     55     50
San Antonio/Austin/El Paso             59     51     42     28     24     23     20
MARYLAND/WASHINGTON, D.C./VIRGINIA:
Baltimore/Washington, D.C.
Northern VA/Norfolk/Virginia Beach     81     77     72     74     71     62     49
FLORIDA:
Jacksonville/Orlando/Palm Beach/Tampa  73     60     46     38      -      -      -
ARIZONA:
Phoenix/Tucson                         69     59     58     46     37      4      5
GEORGIA:
Atlanta/Albany/Augusta/Macon/
Savannah                               52     50     47     47     49     42     15
COLORADO:
Denver                                 36     32     31     28     27     21     23
Colorado Springs/Pueblo                15     13     13     13     12      9      9
LOUISIANA:
New Orleans/Baton Rouge/Shreveport     25     25     25     19     19     14     14
TENNESSEE:
Memphis/Nashville                      22     18     15      5      2      -      -
NORTH & SOUTH CAROLINA:
Charlotte/Charleston/Columbia/
Greenville/Spartanburg/Orangeburg      29     17     16     16     15     11      -
INDIANA:
Indianapolis                           23     14      9      4      -      -      -
OKLAHOMA:
Oklahoma City                          14     13     13     12     12      -      -
OHIO:
Cleveland                              10     10     10      8      7      4      -
WASHINGTON:
Seattle/Tacoma/Everette                12     10      8      6      -      -      -
CALIFORNIA:
Los Angeles/Ontario/San Bernadino      16      9      -      -      -      -      -
NEW MEXICO:
Albuquerque                             8      7      7      7      7      -      -
ARKANSAS:
Little Rock                             7      7      6      6      4      -      -
MISSOURI:
St. Louis                              10      6      6      3      3      -      -
OREGON:
Portland                                8      5      5      -      -      -      -
NEVADA:
Las Vegas                              11      4      -      -      -      -      -
KANSAS:
Wichita                                 3      2      -      -      -      -      -
ALABAMA:
Birmingham/Huntsville/Homewood          4      1      -      -      -      -      -
UTAH:
Salt Lake City/Layton                   3      -      -      -      -      -      -
KENTUCKY:
Paducah/Central City/Murray             3      -      -      -      -      -      -
					                                ----	  ----   ----   ----   ----   ----   ----
TOTAL                         						  798    683    617    544    452    343    276
                              						 ====   ====   ====   ====   ====   ====   ====

   	During fiscal 1999, the Company acquired 35 stores in 10 separate transactions. The Company believes its experience with acquisitions permits it to successfully integrate additional acquisitions. The Company currently intends to continue searching for strategic opportunities in both existing and new markets. Since 1993, the Company has acquired 290 stores in 73 separate transactions.

FRANCHISE OPERATIONS

   	With the acquisition of Check Express, Inc. and its wholly owned franchising subsidiaries in February 1996, the Company became one of the largest franchisors of check cashing stores in the United States. In fiscal 1996, ACE created the ACE Franchise Group to service and market new ACE franchises. ACE franchises are being marketed through a commissioned employee sales force, supplemented by advertising in newspapers, trade journals, and other media. As of June 30, 1999, there were 120 Company-franchised stores open and operating in 22 states, located as follows:


                                          Number of stores
                                          ----------------
      Texas                                     42
      California                                12
      Louisiana                                 14
      Florida	                             					10
      Georgia						                              5
      Washington                                 2
     	North Carolina                             5
 	    Oregon						                               3
      Arkansas                                   2
      Indiana						                              2
 	    Ohio                                       8
      South Carolina					                        5
 	    Other states (10)                         10
                                               ---
      Total                                    120
                                               ===
</TABLE


    The Company intends to continue its expansion through the sale of new franchises and the opening of additional units under existing franchise agreements. The Company is actively marketing several types of ACE franchises depending on the style of business being conducted. These include a standard store franchise, a store-within-a-store (or "kiosk") franchise, and a conversion franchise that permits an existing check cashing business to convert to an ACE franchisee. The Company opened 42 new franchised stores, sold 10 franchised stores, and acquired four former franchised stores during fiscal
1999.  The majority of franchises operate under the "ACE" name.

CUSTOMERS AND SERVICES

   	Management believes the Company's core customer group is comprised primarily of individuals whose average age is 29 and who rent their house or apartment and hold a wide variety of jobs in the service sector or are clerical workers, craftsmen, and laborers. These customers tend to change jobs and residences more often than average, have annual family incomes under $30,000, often pay their bills with money orders, and prefer the availability of immediate cash provided by cashing checks at the Company's stores.



   	The following table reflects the major categories of services that ACE currently offers and the revenues (in thousands) from these services for the indicated fiscal years:


                                                           YEAR ENDED JUNE 30,
----------------                         -----------------------------------------------------
REVENUE CATEGORY                             1999       1998       1997      1996       1995
----------------                         ---------   ---------  --------  --------  ----------
Check cashing fees                       $  78,839   $  68,987  $ 62,835  $ 51,327  $ 37,488
Loan fees and interest                      14,257      10,137     5,703     2,462       597
Bill payment services                        8,394       4,146     2,197     1,320       819
Money transfer services                      7,951       6,082     5,749     4,740     1,775
Money order fees                             5,332       2,879     2,757     2,413     2,089
New customer fees                            2,296       2,207     2,051     1,338       806
Franchise revenues                           2,117       1,665     1,398       633         -
Other fees                                   3,128       4,091     4,702     4,726     4,216
                                          --------    --------  --------  --------  --------
Total revenue                             $122,314    $100,194  $ 87,392  $ 68,959  $ 47,790
                                          ========    ========  ========  ========  ========
</TABLE

    Check cashing. ACE's primary business is cashing checks for a fee. The principal type of check the Company cashes is a payroll check. The Company also cashes government assistance, tax refund checks, and insurance checks or drafts. Subject to market conditions at different locations, the Company's check cashing fees for payroll checks approximate 2.2% of the face amount of the check. The Company imposes a surcharge for cashing out-of-state checks, handwritten checks, money orders, tax refund checks, and insurance checks or drafts. Unlike many of its competitors, the Company displays its check cashing fees in full view of its customers on a "menu board" in each store and provides a detailed receipt for each transaction. Although the Company has established guidelines for approving check cashing transactions, it has no preset limit on the size of the checks it will cash.

    If a check cashed by the Company is not paid for any reason, the Company accounts for the amount of the check as a loss in the period in which it is returned. ACE then transfers the check to its collection department, which contacts the maker and payee of each returned check and, if necessary, commences legal action. The collection department utilizes an automated tracking system on the Company's central computer system to monitor the status of all returned items. See "Selected Financial Data - Collections Data."

    Loan services. The Company is engaged in the small consumer loan business, offering short-term payday loans to individuals. Company management believes much of its existing base of customers may have limited access to other sources of consumer credit.

    ACE is a licensed provider of small consumer loans in Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Maine, Missouri,
Nevada, New Mexico, North Carolina, Oklahoma, Ohio, Oregon, Tennessee,
Washington, and Washington D.C. Where permitted by law, the Company offers a service commonly referred to in the check cashing industry as a "payday loan."
That service consists of providing a customer cash in exchange for that customer's check (in the amount of that cash plus a service fee) with an agreement to defer the presentment or deposit of that check until the customer's next payday, usually a period of two to four weeks. During the year ended June 30, 1999, the average amount of cash provided to a customer in such a transaction was approximately $200, and the fee to the Company was approximately $30. As of August 31, 1999, this service was offered in 310 of the Company's stores.

    This payday loan service is offered in a highly structured regulatory environment. As required, each ACE store which offers payday loans is individually licensed under state laws, which establish allowable fees and other charges on these loans to consumers. In addition, many states regulate the maximum amounts and maturities of these loans.

    Bill-payment services. The Company's stores serve as payment locations for customers to pay their utility, telephone, and other bills to third parties. Upon acceptance of the customer's payment, the Company remits the amount owed to the third-party payee under an agreement with that payee and either receives a service fee from the payee or collects a fee from the consumer.

    Under a Bill-payment Processing and Funds Transfer Services Agreement
(the "MoneyLine Agreement") with Travelers Express Company, Inc. (Travelers
Express") and its affiliate MoneyLine Express, Inc. ("MoneyLine"), the Company acts as an agent for MoneyLine, which has agreements with various third-party payees for consumer services. The Company's services and obligations under the MoneyLine Agreement are similar to those in its other bill-payment agreements directly with the payees, though consumer payments accepted by the Company are transmitted to MoneyLine instead of directly to the payees. The MoneyLine
Agreement permits the Company to offer its customers bill-payment services to virtually any third-party payee.

   Money transfer services. ACE is an agent for the transmission and receipt of wire transfers through the MoneyGram network. Through this network, ACE customers can transfer funds electronically to any of approximately 15,000
MoneyGram locations nationwide (including other ACE stores) and over 29,000 locations worldwide. MoneyGram Payment Systems, Inc. establishes the fees for this service, and the Company is paid a percentage of the fees it collects from customers as a commission and remits the balance to MoneyGram Payment Systems, Inc.

   Money orders. The Company sells money orders issued by Travelers Express in denominations up to $500. These money orders are generally used by the Company's customers for bill payments, rent payments, and other general disbursements. The Company sold 14.5 million, 14.1 million, and 13.6 million money orders during the 1999, 1998, and 1997 fiscal years, respectively. The fees charged for money orders depend on local market conditions and the size of the money order. The Company remits the face amount of each money order sold to Travelers Express. ACE's money order revenues include that portion of the fees retained by the Company.

   New customer fees. The Company charges a one-time fee for new check cashing customers to cover the costs of initial set-up in the ACE customer database and establishment of an identification verification system.

   Franchise revenues. The Company's franchise revenues consist of royalties, initial franchise fees, and buyback fees from its franchisees. There were 120 Company-franchised stores in operation as of June 30, 1999.

  	Other services and products. In many Company-owned stores, ACE also offers a variety of other retail financial products and services to its customers, including lottery and lotto ticket sales, public transportation passes, copying and fax transmission services, postage stamps, prepaid local telephone service, and prepaid long-distance telephone cards.

STORE OPERATIONS AND NEW STORE ECONOMICS

  	The Company's objective is to locate its Company-owned stores in highly visible, accessible locations and to operate the stores during convenient hours. The Company attempts to locate stores on high traffic streets or intersections, in many cases in or near destination shopping centers. The
Company's stores occupy 1,100 square feet on average and are located in strip shopping centers, free-standing buildings, and kiosks located inside major retail stores (for example, Wal-Mart SuperCenters). The Company is focused on increasing the market's awareness of ACE by using consistent signage and design at each store location. All but one of the locations of the Company-owned stores are leased.

  	Normal business hours of the Company-owned stores are from 9:00 a.m.
until 7:00 p.m., Monday through Thursday, 9:00 a.m. until 8:00 p.m. on Friday, and 9:00 a.m. until 6:00 p.m. on Saturday. Currently, 137 stores are also open on Sunday, generally from 10:00 a.m. until 5:00 p.m., and several stores are open 24 hours. The business hours of any store may be changed due to local market conditions.

  	The Company's store construction and facilities planning staff supervises the construction of new stores, the remodeling of existing stores, and performs lease management. Although the size and shape of a Company-owned store may vary, since many of the stores are built out of existing space, the work area of each store is a modular-designed unit that can be customized to meet the requirements of each location while giving a uniform appearance. These modular units may be moved from one location to the next, thus reducing the costs associated with opening new stores and relocating existing stores.




    The tables below show the average annual store revenues and the average store contribution for Company-owned stores which were opened as of June 30, 1999.


                                                      AVERAGE STORE REVENUES
                                                        YEAR ENDED JUNE 30,
                             NUMBER OF                   ($ in thousands)
YEAR OPENED:               STORES OPEN AT     ------------------------------------
                           JUNE 30, 1999     1999     1998     1997     1996     1995
                           -------------    ------   ------   ------   -----   ------
1990 and earlier               130          $179.9   $164.6   $156.7   $150.5  $146.8
1991                            16           161.5    155.5    150.2    137.1   132.2
1992                            22           221.6    199.1    175.4    152.1   143.2
1993                            38           177.5    154.5    139.5    125.0   116.1
1994                            35           161.8    145.9    132.1    112.2    90.9
1995                            35           148.3    122.3    110.2     83.1    26.7
1996                            30           158.3    137.7    106.7     32.9      -
1997                            44           131.9    102.1     33.4      -        -
1998                            59            86.7     22.7       -       -        -
1999                            99            22.8       -        -       -        -
                               ---
                               508
Acquired stores                290
                               ---
                               798

                                                   AVERAGE STORE CONTRIBUTION (1)
                                                         YEAR ENDED JUNE 30,
                             NUMBER OF                    ($ in thousands)
                           STORES OPEN AT    -----------------------------------------
YEAR OPENED:               JUNE 30, 1999     1999     1998     1997     1996     1995
                          ---------------    -----    -----    -----    -----    -----
1990 and earlier               130           $78.1    $65.4    $59.3    $55.7    $51.9
1991                            16            60.0     55.0     52.0     43.4     41.8
1992                            22           109.3     88.8     69.8     52.7     43.7
1993                            38            73.7     57.0     46.5     35.7     27.7
1994                            35            58.6     45.3     43.3     26.8      8.4
1995                            35            43.5     23.0     18.2     (1.6)   (13.4)
1996                            30            50.7     34.7      9.2     (7.2)       -
1997                            44            26.4      0.0    (13.0)       -        -
1998                            59            (6.2)   (13.9)       -        -        -
1999                            99           (21.1)       -        -        -        -
                               ---
                               508
Acquired stores                290
                               ---
                               798
</TABLE


-------------------------------------------------------
(1) "Average store contribution" equals revenues less direct store expenses and store-related depreciation and amortization. Direct store expenses consist of store salaries and benefits, occupancy costs (rent, maintenance, taxes and utilities), returned checks net of collections, cash shortages, armored security costs, and bank charges. Direct store expenses exclude region or corporate overhead, depreciation, and amortization expenses.

    	The capital cost of opening a new store varies depending on the size and type of store. During fiscal 1999, the Company opened 99 Company-owned stores at an average capital cost of approximately $59,000 per store.

    	There can be no assurance that the Company's stores will continue to generate the same level of revenues or revenue growth as in the past or that any new or acquired store will perform at a level comparable to any of the Company's existing stores.




ADVERTISING AND MARKETING

    	ACE markets and promotes service offerings by a variety of methods.  The
Company believes that its most effective marketing is through in-store programs, combining the selling efforts of store personnel with various selling messages on point-of-purchase material. The Company emphasizes courteous service and trains service associates to recognize and develop good relationships with customers. All check cashing customers join the ACE PLUS gold card retention program, which rewards members with benefits like free check cashing commensurate with the volume of check cashing done at ACE. Also, through its standard signage and store design, the Company attempts to foster an image that attracts customers and inspires consumer confidence. The Company also benefits from vendor-sponsored media advertising in some markets.

SUPERVISION AND TRAINING

    	The Company's operations are organized in "regions," which generally correspond to the market areas in which ACE operates its stores. Each region has a regional vice president ("RVP"), who reports to the Senior Vice President of Operations and is responsible for the operations, administration, training, and supervision of the Company-owned stores in his or her region. The Company currently has 11 RVP's who supervise an average of 70 stores each. The Company currently has 48 district supervisors, each of whom reports to the RVP for his or her region and is directly responsible for the general management of 6 to 30 stores within his or her territory. These district supervisors are responsible for operations, training, scheduling, marketing, and staff motivation. Each store manager reports to a district supervisor, has direct responsibility over his or her store's operations, and supervises the service associates who staff the stores.

    	Service associates, managers, district supervisors, and RVP's must complete formal training programs conducted by the Company. ACE has a Company-wide training program, with higher-level training conducted at the corporate office and new-hire training conducted in each regional office by corporate-trained personnel. The purpose of this training, which covers topics ranging from customer service to loss reduction, is to improve the Company's delivery of products and services.

POINT-OF-SALE SYSTEM

    	ACE has developed and implemented a proprietary personal computer based point-of-sale system, which has been fully operational in all Company-owned stores since 1991. In addition to other management information and control functions, ACE's point-of-sale system allows the Company to:

1) capture, analyze, and update on a daily basis data relating to customers and
transactions, including the makers 	of cashed checks, which allows the Company
to provide service associates with on-demand access to current information for use in approving check cashing transactions;
2) utilize an automated decision methodology to guide service associates to take appropriate actions and to better manage risk in check cashing transactions;
3) monitor daily revenues by product or service on a Company, regional, per store, and per employee basis;
4) monitor and manage daily store exception reports, which record, for example, any cash shortages and late store opening times;
5) identify cash differences between bank statements and the Company's records
(such as differences resulting from missing items and deposits);
6) determine, on a daily basis, the amount of cash needed at each store location, allowing centralized cash management personnel to maintain the optimum amount of cash inventory in each store;
7) reduce the risk of transaction errors by, for example, automatically calculating check cashing and other transaction fees;
8) provide products and services  in a standardized and efficient manner, which the Company believes allows it to operate its stores with fewer personnel than many of its competitors (with many of the Company's stores being operated by only one person); and
9) facilitate compliance with regulatory requirements.

     The data captured by the point-of-sale system is transmitted daily from each store to a centralized database maintained at ACE's headquarters and is automatically integrated into its general ledger system.




SECURITY

    	All Company-owned store employees work behind bullet-resistant Plexiglas and steel partitions. Each Company-owned store's security measures include safes, alarm systems monitored by third parties, teller area entry control, perimeter opening entry detection, and tracking of all employee movement in and out of secured areas. More than 97% of the centers are currently using centralized security, and the remainder will be converted as existing contract obligations (entered into before acquisition by the Company) expire. The centralized system includes the following security measures in addition to those described above: identical alarm systems in all stores, remote control over alarm systems, arming/disarming and changing user codes, and mechanically and electronically controlled time-delay safes.

    	Since ACE's business requires its stores to maintain a significant supply of cash, the Company is subject to the risk of cash shortages resulting from theft and employee errors. Although the Company has implemented various programs to reduce these risks and provide security for its facilities and employees, there can be no assurance that these problems will be eliminated.
During the 1999 and 1998 fiscal years, cash shortages from employee errors and from theft were approximately $2.5 million (2.0% of revenues) and $1.9 million (1.9% of revenues), respectively.

    	The Company's point-of-sale system allows management to detect cash shortages on a daily basis. In addition to other procedures, district supervisors conduct random audits of each Company-owned store's cash position and inventories on an unannounced, random basis.

    	Daily transportation of currency and checks is provided by nationally recognized armored carriers, such as Loomis, Fargo & Company. ACE employees are not authorized to transport currency or checks.

EMPLOYEES

   	 At June 30, 1999, ACE employed 1,731 people: 825 store employees, 660 store managers, 48 district supervisors, 11 regional vice presidents, 112 regional support personnel, 66 corporate employees, and 9 franchise personnel.
Third-party firms hired by the Company conduct background checks of the Company's new hires.

    	The Company considers its employee relations to be good. ACE's employees are not covered by a collective bargaining agreement, and the Company has never experienced any organized work stoppage, strike, or labor dispute. Generally, the Company's employees are not bonded.

COMPETITION

    	The Company believes that the principal competitive factors in the check cashing industry are location, customer service, fees, convenience, and services offered. The Company faces intense competition and believes that the check cashing market is becoming more competitive as the industry matures. The
Company competes with other check cashing stores, grocery stores, banks, savings and loans, other financial services entities, and any retail businesses that cash checks, sell money orders, provide money transfer services, or other services. Certain competitors of the Company, other than check cashing stores, cash checks without charging a fee under limited circumstances. Some of the Company's competitors that are not check cashing companies have larger and more established customer bases and substantially greater financial, marketing, and other resources. There is no assurance that the Company will be able to compete successfully with its competitors.

TRADEMARKS

    	The Company has obtained several federal trademark registrations, including "A-C-E America's Cash Express (REGISTERED TRADEMARK)", and the federal trademark registration of its logo.




REGULATION

    	General. The Company is subject to regulation in several jurisdictions in which it operates, including jurisdictions that regulate check cashing fees, or require the registration of check cashing companies or money transmission agents. The Company is also subject to regulation in jurisdictions where it offers payday loans. In addition, ACE is subject to federal and state regulation relating to the reporting and recording of certain currency transactions.

    	State Regulations. The Company operates in 14 states that have licensing and/or fee regulations on check cashing fees, including Arkansas, California, Florida, Georgia, Indiana, Kentucky, Nevada, North Carolina, Ohio, South
Carolina, Tennessee, Utah, Washington, and Washington, D.C. The Company is licensed in each of the states in which a license is currently required for it to operate as a check cashing company. The ceilings on fees adopted by these states are in excess or equal to the fees charged by the Company.

    	The adoption of check cashing fee ceilings in additional jurisdictions could have an adverse effect on the Company's business, and existing fee ceilings could restrict the ability of the Company to expand its operations into certain states.

    	The Company must be licensed as a check casher in all jurisdictions in which it offers payday loans and must comply with the regulations governing those loans. In addition, in some jurisdictions, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements.

    	Federal Regulations. Under the Bank Secrecy Act regulations of the U.S.
Department of the Treasury (the "Treasury Department"), transactions involving currency in an amount greater than $10,000 or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000 must be recorded. In general, every financial institution, including the Company, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through or to the financial institution, that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any person and result in either cash in or cash out totaling more than $10,000 during any one business day.
Management believes that the Company's point-of-sale system and employee training programs are essential to the Company in complying with these statutory requirements and may give the Company a competitive advantage.

     The Money Laundering Suppression Act of 1994 added a section to the Bank
Secrecy Act requiring the registration of businesses, like the Company, that engage in check cashing, currency exchange, money transmission, or the issuance or redemption of money orders, traveler's checks, and similar instruments. The purpose of the registration is to enable governmental authorities to better enforce laws prohibiting money laundering and other illegal activities. The registration requirement was suspended pending the adoption of regulations implementing the statute, and in May 1997 the Financial Crimes Enforcement
Network of the Treasury Department ("FinCEN") proposed regulations for comment.
In August 1999, FinCEN announced the adoption of final implementing regulations, effective September 20, 1999. The regulations require "money services businesses" like the Company to register with the Treasury Department, by filing a form to be adopted by FinCEN, by December 31, 2001 and to re-register at least every two years thereafter. The regulations also require that a money services business maintain a list of names and addresses of, and other information about, its agents and that the list be made available to any requesting law enforcement agency (through FinCEN). That agent list must first be maintained by January 1, 2002 and must be updated at least annually. Though
FinCEN must adopt further regulations and procedures to more fully implement these requirements, based on the newly adopted regulations, management of the Company does not believe that compliance with these requirements will have any material impact on the Company's operations.

     Also in May 1997, FinCEN proposed for comment two additional sets of regulations implementing the Bank Secrecy Act that could affect the Company.
One of those proposed sets of regulations requires "money transmitters" and their "agents" to report and keep records, and verify the senders, of transactions in currency or monetary instruments of at least $750, but not more than $10,000, in connection with the transfer of funds to a person outside the United States. Because the Company is an agent in the MoneyGram network and an agent for MoneyLine regarding bill-payment services, the Company would be an agent of money transmitters under this set of proposed regulations. The second proposed set of regulations would require money transmitters and businesses that issue, sell, or redeem money orders or traveler's checks to report suspicious transactions, involving at least $500, to the Treasury Department. In its August 1999 announcement, FinCEN indicated that the proposed regulations regarding transmission of funds to persons outside the United States was being deferred (with no further explanation) and that it is continuing to work, in consultation with money services business, on the regulations regarding suspicious activity reporting. FinCEN also stated that suspicious activity reporting would not begin until the initial registration of money services businesses is completed, on or about December
31, 2001.

RELATIONSHIPS WITH MONEY ORDER AND MONEYGRAM SUPPLIERS

     Money Order Agreement. In April 1998, the Company signed a money order agreement with Travelers Express which became effective December 17, 1998.
Under this five-year agreement, the Company exclusively sells Travelers Express money orders that bear the Company's logo. In conjunction with this agreement and the MoneyLine Agreement (which also has a five-year term), the Company received $3 million from Travelers Express in April 1998, received $400,000 in April 1999, and is entitled to receive an additional $400,000 per year for the next four years. See "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources" and Note
4 of Notes to Consolidated Financial Statements. If the money order agreement is terminated under certain circumstances before the expiration of its five-year term, the Company will be obligated to repay a portion of the $3 million and the annual amounts received from Travelers Express. The money order agreement with Travelers Express (unlike the preceding money order agreement) does not allow an extended deferral of remittances of money order proceeds.
The Company's payment and other obligations to Travelers Express under the money order agreement are secured by a subordinated lien on the Company's assets in accordance with the Amended Collateral Trust Agreement described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facilities."

     MoneyGram Services. The Company is also an agent for the receipt and transmission of wire transfers through the MoneyGram network, in accordance with the 1996 MoneyGram Master Agreement, as amended (the "MoneyGram
Agreement"), with MoneyGram Payment Systems, Inc., which is (since July 1998) an affiliate of Travelers Express.

     In June 1996, when the term of the MoneyGram Agreement was extended for two additional years, to December 31, 2000, the Company received an initial bonus of $2 million. The MoneyGram Agreement also provides for future incentive bonuses for opening new MoneyGram service locations. The bonuses have been deferred and included in other liabilities in the Company's consolidated balance sheet and are amortized to revenues over the term of the MoneyGram
Agreement. During the year ended June 30, 1999, $2.2 million of amortization was recorded and included in money transfer services revenues.

ARRANGEMENTS REGARDING SECURED NOTES

     In December 1996, the Company consummated a private placement of $20 million of its 9.03% Senior Secured Notes ("Notes") and issued the Notes to Principal Life Insurance Company (formerly known as Principal Mutual Life
Insurance Company) ("Principal") under the terms of a Note Purchase Agreement dated as of November 15, 1996 (the "Note Purchase Agreement"). The net proceeds of the issuance of the Notes were used to pay in full the then outstanding $18.5 million principal amount of the Company's term-loan indebtedness (incurred for acquisitions and capital expenditures), plus corresponding interest and fees, and for general corporate purposes of the Company.

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

      The Note Purchase Agreement also specifies events of default that could result in the acceleration of the maturity of the Notes. Those events include
(a) any failure by the Company to pay any amount due under the Notes, (b) any failure by the Company to comply with various covenants set forth in the Note
Purchase Agreement and ancillary documents, (c) any misrepresentation or breach of warranty by the Company, (d) any failure by the Company or any of its subsidiaries to pay, or perform its obligations under, any indebtedness for borrowed money or under capital leases in excess of $1 million, (e) various events of bankruptcy or insolvency of the Company or any of its subsidiaries, and (f) any final judgment of any court in excess of $1 million against the Company or any of its subsidiaries remaining in effect 30 days after the entry thereof.

      The Company's obligations under the Notes, the Note Purchase Agreement, and all ancillary documents entered into with Principal are secured by liens on all of the assets of the Company.  Concurrent with the Note Purchase Agreement, the
Company entered into a Collateral Trust Agreement dated as of November 15, 1996
(the "Original Collateral Trust Agreement"), with Wilmington Trust Company, as trustee (the "Collateral Trustee"), Principal, and the Company's other secured lender at the time.  The Original Collateral Trust Agreement created a collateral trust to secure the Company's obligations to both of its then existing secured lenders and, under conditions set forth therein, future secured lenders to the Company.  The Original Collateral Trust Agreement was
amended and superseded in connection with the Company's Credit Agreement described below under "- Credit Facilities."

CREDIT FACILITIES

     In July 1998, the Company entered into a Credit Agreement with a syndicate of banks (the "Lenders") represented by Wells Fargo Bank (Texas), National
Association ("Wells Fargo Bank"), as lead agent and Chase Bank of Texas as co-agent (the "Credit Agreement"). The credit facilities under the Credit
Agreement consist of a revolving (line-of-credit) facility of $110 million (the
"Revolving Facility") and a term-loan facility of $35 million (the "Term-Loan
Facility"). The Revolving Facility is used for working capital and general corporate purposes of the Company, and the Term-Loan Facility is used for store construction and relocation and other capital expenditures of the Company, including acquisitions, and refinancing other debt. Also, upon certain conditions, in addition to the Revolving Facility, the Company has available from Wells Fargo Bank (a) an additional ten-day revolving advance facility of up to $20 million and (b) a standby letter-of-credit facility of up to $1.5 million. The terms of the Credit Agreement and ancillary documents are described in more detail at "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources - Credit
Facilities."

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




ITEM 3. LEGAL PROCEEDINGS

     Since February 1, 1999, the Company has been served with three lawsuits regarding its payday loan business. (See "Business - Customers and Services -
Loan Services.") The Company has recently entered into an agreement to settle one of the lawsuits, subject to the court's approval, and the other lawsuits are pending.

     The first lawsuit, Bryan Meegan v. Ace Cash Express, Inc., was filed in the United States District Court for the Southern District of California on
December 15, 1998, but was served on the Company only on February 5, 1999. The plaintiff, for himself and other customers similarly situated, alleges violations of the California statute that governs payday loans (called
"deferred-deposit transactions" in that statute) and, therefore, violations of various California consumer-protection statutes regarding usury and unfair and deceptive business practices. The complaint seeks an injunction against the alleged illegal activities and actual and punitive damages from the Company.
The Company has reached a settlement with the plaintiff and the purported class, subject to final approval by the court, for an amount not material to the Company's operations.

    The second lawsuit, Mike Kenney et al. v. Ace Cash Express, Inc., was filed in the State Circuit Court of Pulaski County, Arkansas on February 9, 1999.
The plaintiff, for himself and other customers similarly situated, alleges that the Company's payday loans (called "deferred-presentment transactions") in Arkansas violate the usury laws of Arkansas. The complaint seeks the standard penalty for a usury law violation in Arkansas: an amount equal to twice the amount of fees paid by customers of deferred-presentment transactions for the three years preceding the filing of the complaint and through the date of any judgment.

    The third lawsuit, Gary M. Kane and Wendy Betts v. Ace Cash Express, Inc. et al., was filed in the United States District Court for the Middle District of Florida on April 19, 1999. The complaint was filed not only against the Company, but also against its wholly owned subsidiary Check Express, Inc. The plaintiffs, for themselves and other customers similarly situated, allege violations of the Federal Truth in Lending Act and Regulation Z and of Florida consumer-protection statutes regarding consumer lending, deceptive and unfair trade practices, and usury. The plaintiffs seek an injunction against the alleged illegal activities and actual and punitive damages of various kinds, based on various theories.

    Because the plaintiff or plaintiffs in each lawsuit seek certification of the lawsuit as a class action, the amount of damages for which the Company is alleged to be responsible under any lawsuit is necessarily uncertain. That amount would depend not only on proof of the allegations, but also on the number of customers of the service who constitute any class of plaintiffs, if permitted by the court, in the particular lawsuit.

    The Company believes that these three lawsuits are without merit and denies all allegations. The Company intends to vigorously defend the lawsuits. The
Company understands that others in California, Arkansas, and Florida have also been sued regarding their payday loan business, on substantially similar bases as are stated in the complaints against the Company, by one or more plaintiffs represented by the same counsel as are representing the plaintiffs in the lawsuits against the Company.

    The Company is also involved from time to time in various legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will result in any material impact on the Company's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 1999.






                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    	The Company's Common Stock is quoted on The Nasdaq Stock Market
("NASDAQ") under the symbol "AACE". At September 14, 1999, there were approximately 121 holders of record of the Common Stock and there were approximately 2,200 beneficial holders of the Common Stock held in nominee or street name.

    	The following table sets forth the high and low sale prices of the Common
Stock as reported by NASDAQ for the past two fiscal years (as adjusted to reflect the three-for-two stock split effected in the form of a 50% stock dividend distributed to shareholders of record as of November 30, 1997):




                                                       HIGH             LOW
                                                      ------           ------
      	     Fiscal 1998
            -----------
            Quarter ended September 30, 1997 		       13-3/4           8-1/4
            Quarter ended December 31, 1997  		       14-5/16          10-3/16
            Quarter ended March 31, 1998			           16-5/16          9-1/2
            Quarter ended June 30, 1998		            	19               13-3/4

            Fiscal 1999
            -----------
            Quarter ended September 30, 1998        		20-1/2           11-3/4
            Quarter ended December 31, 1998  		       16-1/2           11-1/4
            Quarter ended March 31, 1999			           15               12-1/8
            Quarter ended June 30, 1999			            15-1/16          12-3/4

</TABLE



     On September 14, 1999, the last reported sale price of the Common Stock on NASDAQ was $14.375 per share.

    	The Company has never paid dividends on the Common Stock and has no plans to pay dividends in the foreseeable future. In addition, the Company's ability to pay cash dividends is currently limited under the Credit Agreement (see
"Management's Discussion and Analysis of Financial Condition and Results of
Operations - Liquidity and Capital Resources - Credit Facilities").





ITEM 6. SELECTED FINANCIAL DATA


                                                              YEAR ENDED JUNE 30,
                                          ----------------------------------------------------
                                            1999       1998       1997       1996       1995
                                          --------   --------   --------   --------   --------
                                             (in thousands, except per share and store data)
STATEMENT OF OPERATIONS DATA:
Revenues                                  $122,314  $100,194   $ 87,392   $ 68,959    $ 47,790
Store expenses                              80,943    67,103     59,376     48,552      35,584
Region expenses                              9,369     8,353      7,477      5,647       4,139
Headquarters expenses                        7,673     7,198      6,106      4,744       3,651
Franchise expenses                           1,288       965      1,046        458          -
Other depreciation and amortization          4,236     3,502      3,024      2,152       1,219
Interest expense, net                        4,476     2,437      2,271      1,714         103
Other expenses                                 689        49        213        236          28
                                          --------  --------   --------   --------    --------
Income before income taxes                  13,640    10,587      7,879      5,456       3,066
Income taxes                                 5,390     4,185      3,113      2,130       1,076
                                          --------- --------   --------   --------    --------
Net income                                $  8,250  $  6,402   $  4,766   $  3,326    $  1,990
                                          ========  ========   ========   ========    ========

Diluted earnings per share                $    .80  $    .63   $    .48   $    .35    $    .21

Weighted average number of shares (1)       10,283    10,215      9,845      9,570       9,354

----------------------------------------------------------------------------------------------
BALANCE SHEET DATA:

Cash and cash equivalents                 $  59,414 $  60,168  $  55,494  $  56,603  $  49,249
Total assets                                145,233   134,635    124,350    114,684     87,544
Term advances                                10,500     7,073      8,209     16,969      9,732
Money order principal payable                 5,340    47,486     41,281     35,487     26,478
Revolving advances                           40,100     1,932      7,166     21,157     22,232
Senior secured notes payable                 20,226    20,226     20,231        -          -
Shareholders' equity                         48,274    38,951     31,056     25,236     21,294
----------------------------------------------------------------------------------------------

SUPPLEMENTAL STATISTICAL DATA:
Company-owned stores in operation:
   Beginning of year                            683       617        544        452       343
     Acquired                                    35        15         46         69        77
     Opened                                      99        62         45         33        40
     Closed                                     (19)      (11)       (18)       (10)       (8)
                                              -----     -----      -----      -----     -----
   End of year                                  798       683        617        544       452
                                              =====     =====      =====      =====     =====

Percentage increase in comparable store revenues from
prior year:
  Exclusive of tax-related revenues (2)        10.6%      8.0%       5.5%       4.1%      2.9%
  Total revenues (3)                           10.8%      6.9%       6.3%       4.7%      1.6%

Capital expenditures (in thousands)         $10,089 $   5,742  $   4,868  $   3,435  $  4,187
Cost of net assets acquired (in thousands)  $ 8,378 $   4,708  $  10,766  $  14,432  $ 14,000

----------------------------------------------------------------------------------------------
(1) Includes common shares and dilutive shares.
(2) Change in revenues computed excluding electronic tax filing and tax refund check cashing for the years compared.
(3) Calculated based on the changes in revenues of all stores open for the full years compared.

                                                            YEAR ENDED JUNE 30,
                                          ----------------------------------------------------
                                            1999       1998       1997       1996       1995
                                          --------   --------   --------   --------   --------

OPERATING DATA (CHECK CASHING AND
MONEY ORDERS):

Face amount of checks cashed
  (in millions)                          $   3,373   $  2,898   $  2,621   $  2,144  $  1,567
Face amount of money orders sold
  (in millions)                          $   1,905   $  1,858   $  1,812   $  1,531  $  1,213
Face amount of money orders sold  as a
  percentage of the face amount of checks
  cashed                                      56.5%      64.1%      69.1%      71.4%     77.4%
Face amount of average check             $     320   $    305   $    291   $    285  $    284
Average fee per check                    $    7.47   $   7.26   $   6.97   $   6.81  $   6.79
Fees as a percentage of average check         2.33%      2.38%      2.40%      2.39%     2.39%
Number of checks cashed (in thousands)      10,556      9,496      9,020      7,535     5,516
Number of money orders sold
  (in thousands)                            14,495     14,146     13,608     11,835     9,334

COLLECTIONS DATA:

Face amount of returned checks (in
  thousands)                              $ 12,442   $ 10,193   $ 10,399   $  8,661  $  6,206
Collections (in thousands)                   7,423      6,301      6,554      5,004     3,786
                                          --------   --------   --------  ---------  --------
Net write-offs (in thousands)             $  5,019   $  3,892   $  3,845   $  3,657  $  2,420
                                          ========   ========   ========   ========  ========
Collections as a percentage of
  returned checks                             59.7%      61.8%      63.0%      57.8%     61.0%
Net write-offs as a percentage of
  revenues                                     4.1%       3.9%       4.4%       5.3%      5.1%
Net write-offs as a percentage of
  the face amount of checks cashed             .15%       .13%       .15%       .17%      .15%

----------------------------------------------------------------------------------------------
OPERATING DATA (PAYDAY LOANS):

Volume (in thousands)                     $105,765   $ 69,182   $ 39,336           -         -
Average advance                           $    200   $    177   $    147           -         -
Average finance charge                    $  30.30   $  27.51   $  25.03           -         -
Number of loans made (in thousands)            460        338        229           -         -

COLLECTIONS DATA:

Charge-offs (in thousands)                $  8,283   $  3,761   $  2,307           -         -
Recoveries (in thousands)                    5,497      1,954      1,124           -         -
                                          --------   --------   --------
Net charge-offs (in thousands)            $  2,786   $  1,807   $  1,183           -         -
                                          ========   ========   ========
Charge-offs as a percentage  of
  payday loan volume                           7.8%       5.4%       5.9%          -         -
Recoveries as a percentage of
  charge-offs                                 66.4%      52.0%      48.7%          -         -
Net charge-offs as a percentage of
  payday loan revenue                         20.0%      19.5%      20.7%          -         -
Net charge-offs as a percentage of
  payday loan volume                           2.6%       2.6%       3.0%          -         -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE ANALYSIS
-------------------------------------------------------------------------------------------
                                                    YEAR ENDED JUNE 30,
                            ---------------------------------------------------------------
                                       ($ IN THOUSANDS)            (PERCENTAGE OF REVENUE)
                               1999         1998         1997       1999     1998     1997
                            ---------    ---------    ---------    ------   ------   ------
Check cashing fees          $  68,249    $  60,416     $  54,529    55.8%    60.3%    62.4%
Loan fees and interest         14,257       10,137         5,703    11.7     10.1      6.5
Tax check fees                 10,590        8,571         8,306     8.7      8.5      9.5
Bill-payment services           8,394        4,146         2,197     6.8      4.1      2.5
Money transfer services         7,951        6,082         5,749     6.5      6.1      6.6
Money order fees                5,332        2,879         2,757     4.4      2.9      3.2
New customer fees               2,296        2,207         2,051     1.9      2.2      2.3
Franchise revenues              2,117        1,665         1,398     1.7      1.7      1.6
Other fees                      3,128        4,091         4,702     2.5      4.1      5.4
                             --------     --------     ---------   ------   ------   ------
Total revenue                $122,314     $100,194     $  87,392   100.0%   100.0%   100.0%
                             ========     ========     =========   ======   ======   ======
Average revenue per store    $  162.3     $  151.6     $   148.1
  (excluding franchise revenues)
</TABLE


FISCAL 1999 COMPARED TO FISCAL 1998. Revenues increased $22.1 million, or 22%, from $100.2 million in the year ended June 30, 1998, to $122.3 million in the year ended June 30, 1999. This revenue growth resulted from a $9.8 million, or 10.8%, increase in comparable Company-owned store revenues (589 stores) and a $12.3 million increase from stores which were opened or acquired after June 30, 1997, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 115, or 17%, from 683 stores open at June 30, 1998, to 798 stores open at June 30, 1999. The increase in total check cashing fees accounted for 45% of the total revenue increase; the increase in loan fees and interest accounted for 19% of the total revenue increase; and the increase in bill-payment services accounted for 19% of the total revenue increase.

Check cashing fees, including tax check fees, increased $9.9 million, or 14%, from $69.0 million in fiscal 1998 to $78.8 million in fiscal 1999. This increase resulted from an 11% increase in the total number of checks cashed and a 3% increase in the average fee per check due to the increase in the average size check. Loan fees and interest increased $4.1 million, or 41%, to $14.3 million in fiscal 1999 as compared to $10.1 million in fiscal 1998. This increase is due to a combination of an increase in the number of stores offering the Company's loan products, and volume increases from existing loan stores. Bill-payment services increased $4.2 million, or 102%, principally as a result of new bill-payment contracts and growth in payment revenue from existing bill-payment contracts. Money transfer services revenues increased
$1.9 million, or 31%, principally as a result of acquired stores and related revenue guarantees and bonuses. Money order fees increased $2.5 million, or 85%, as a result of increased money order pricing, enabled by the Company's new
Credit Agreement and the new money order agreement with Travelers Express.

During fiscal 1999, the Company sold 10 franchised stores, opened 42 franchised stores, and acquired four former franchised stores. Franchise revenues consist of royalties, initial franchise fees, and buyback fees. Franchise revenues increased $0.5 million, or 27%, from fiscal 1998 to fiscal 1999, due to the increase in the number of franchised stores.

Other fees decreased $1.0 million, or 24%, as a result of decreases in food stamp distribution revenue and other miscellaneous product revenue.

FISCAL 1998 COMPARED TO FISCAL 1997. Revenues increased $12.8 million, or 15%, from $87.4 million in the year ended June 30, 1997, to $100.2 million in the year ended June 30, 1998. This revenue growth resulted from a $5.3 million, or 6.9%, increase in comparable Company-owned store revenues (515 stores) and a $7.5 million increase from stores which were opened or acquired after June 30, 1996, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 66, or 11%, from 617 stores open at June 30, 1997, to 683 stores open at June 30, 1998. The increase in total check cashing fees accounted for 48% of the total revenue increase; the increase in loan fees and interest accounted for 35% of the total revenue increase; and the increase in bill-payment services accounted for 17% of the total revenue increase.

Check cashing fees, including tax check fees, increased $6.2 million, or 10%, from $62.8 million in fiscal 1997 to $69.0 million in fiscal 1998. This increase resulted from a 5% increase in the total number of checks cashed and a 4% increase in the average fee per check due to the increase in the average size check. Loan fees and interest increased $4.4 million, or 78%, to $10.1 million in fiscal 1998 as compared to $5.7 million in fiscal 1997. This increase relates primarily to the increase in the number of stores offering the Company's loan products to 299 stores in fiscal 1998 as compared to 189 in fiscal 1997. Money transfer services revenues increased $0.3 million, or 6%, principally as a result of acquired stores and related revenue guarantees.
Bill-payment services revenues increased $1.9 million, or 89%, principally as a result of new bill-payment contracts.

During fiscal 1998, the Company sold 20 franchised stores, opened 41 new franchised stores, and acquired five former franchised stores. Franchise revenues consisted of royalties, initial franchise fees, and buyback fees.
Franchise revenues increased $0.3 million, or 19%, from fiscal 1997 to fiscal
1998, due to the increase in the number of franchised stores.

Other fees decreased $0.6 million, or 13%, as a result of decreases in food stamp distribution revenue and other miscellaneous product revenue.



STORE EXPENSE ANALYSIS
-------------------------------------------------------------------------------------------
                                                    YEAR ENDED JUNE 30,
                            ---------------------------------------------------------------
                                     ($ IN THOUSANDS)              (PERCENTAGE OF REVENUE)
                               1999         1998         1997       1999     1998     1997
                            ---------    ---------    ---------    ------   ------   ------
Salaries and benefits       $  32,435    $  27,975    $  24,844    26.5%    27.9%    28.4%
Occupancy                      18,381       15,204       13,728    15.0     15.2     15.7
Armored and security            5,144        4,200        3,480     4.2      4.2      4.0
Returns and cash shorts         8,870        6,057        5,961     7.3      6.0      6.8
Loan losses                     2,786        1,807        1,183     2.3      1.8      1.4
Depreciation                    4,728        4,083        3,346     3.9      4.1      3.8
Other                           8,599        7,777        6,834     7.0      7.8      7.8
                            ---------    ---------    ---------    -----    -----    -----
Total store expense         $  80,943    $  67,103    $  59,376    66.2%    67.0%    67.9%
                            =========    =========    =========    =====    =====    =====
Average per store expense   $   109.3    $   103.2    $   102.2
</TABLE


FISCAL 1999 COMPARED TO FISCAL 1998. Store expenses increased $13.8 million, or 21%, in fiscal 1999 over fiscal 1998, primarily as a result of the increased number of stores open during the period. Average store expense increased by approximately $6,000 per store in fiscal 1999 as compared to fiscal 1998. Store expenses decreased as a percentage of revenues from 67.0% in fiscal 1998 to 66.2% in fiscal 1999, principally as a result of the increase in average revenues per store. Salaries and benefits expenses, occupancy costs, and armored and security expenses combined increased $8.6 million, or 18%, primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $2.8 million, or 46%, in fiscal 1999 as compared to fiscal 1998, due to the increased number of stores in operation during fiscal 1999 as compared to fiscal 1998. Returned checks, net of collections, and cash shortages increased as a percentage of revenues from 6.0% in fiscal 1998 to 7.3% in fiscal 1999. Loan losses increased
$1.0 million in fiscal 1999 over fiscal 1998, due primarily to the increased loan volume. Loan losses increased as a percentage of loan fees and interest revenue from 18% in fiscal 1998 to 20% in fiscal 1999. Depreciation expense increased $0.6 million, or 16%, due to the increased number of stores in operation during fiscal 1999 as compared to fiscal 1998. Other store expenses increased $0.8 million, or 11%, but decreased as a percentage of revenue from 7.8% for fiscal 1998 compared to 7.0% of fiscal 1999.


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


OTHER EXPENSE ANALYSIS
-------------------------------------------------------------------------------------------
                                                    YEAR ENDED JUNE 30,
                             --------------------------------------------------------------
                                     ($ IN THOUSANDS)              (PERCENTAGE OF REVENUE)
                               1999         1998         1997       1999     1998     1997
                            ---------    ---------    ---------    ------   ------   ------
Region expenses             $  9,369     $  8,353     $  7,477      7.7%     8.3%     8.6%
Headquarters expenses          7,673        7,198        6,106      6.3      7.2      7.0
Franchise expenses             1,288          965        1,046      1.1      1.0      1.2
Other depreciation and
 amortization                  4,236        3,502        3,024      3.5      3.5      3.5
Interest expense, net          4,476        2,437        2,271      3.7      2.4      2.6
Other expenses                   689           49          213      0.1      0.0      0.2
</TABLE

REGION EXPENSES

FISCAL 1999 COMPARED TO FISCAL 1998. Region expenses increased $1.0 million, or 12%, in fiscal 1999 over fiscal 1998. The increase is primarily due to increased salaries and benefits and travel expenses and the opening of a new region office during the third quarter of fiscal 1999. Region expenses as a percentage of revenues decreased from 8.3% for fiscal 1998 to 7.7% for fiscal
1999.

FISCAL 1998 COMPARED TO FISCAL 1997. Region expenses increased $0.9 million, or 12%, in fiscal 1998 over fiscal 1997. The increase is primarily the result of an increase in salaries and benefits, occupancy costs, and the number of region personnel from 93 employees in fiscal 1997 to 104 employees in fiscal
1998. Region expenses as a percentage of revenues decreased from 8.6% for fiscal 1997 to 8.3% for fiscal 1998.

HEADQUARTERS EXPENSES

FISCAL 1999 COMPARED TO FISCAL 1998. Headquarters expenses increased $0.5 million, or 7%, in fiscal 1999 over fiscal 1998. The increase is the result of additional salaries and benefits expenses, primarily related to merit increases. Headquarters expenses as a percentage of revenue decreased from 7.2% in fiscal 1998 to 6.3% in fiscal 1999.

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

FRANCHISE EXPENSES

FISCAL 1999 COMPARED TO FISCAL 1998. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in the ACE Franchise Group. Franchise expenses increased
$0.3 million from fiscal 1998 to fiscal 1999, primarily due to increased legal expenses during fiscal 1999 related to the Company's franchise program.
Franchise expense as a percentage of revenue increased to 1.1% for fiscal 1999 from 1.0% for fiscal 1998.

FISCAL 1998 COMPARED TO FISCAL 1997. Franchise expenses decreased $0.1 million from fiscal 1997 to fiscal 1998, and decreased as a percentage of revenue from 1.2% in fiscal 1997 to 1.0% in fiscal 1998.

OTHER DEPRECIATION AND AMORTIZATION

FISCAL 1999 COMPARED TO FISCAL 1998. Other depreciation and amortization increased $0.7 million, or 21%, for fiscal 1999 as compared to fiscal 1998.
This increase was attributable to amortization of intangibles (goodwill and non-competition agreements) resulting from the 35 stores acquired during fiscal
1999 and the eight stores acquired during the last half of fiscal 1998. The increase was also attributable to depreciation expense resulting from the 99 stores opened in fiscal 1999 and the 35 stores opened in the last half of fiscal 1998.

FISCAL 1998 COMPARED TO FISCAL 1997. Other depreciation and amortization increased $0.5 million, or 16%, for fiscal 1998 as compared to fiscal 1997.
This increase was attributable to amortization of intangibles (goodwill and non-competition agreements) resulting from the 15 stores acquired during fiscal
1998 and the 12 stores acquired during the last half of fiscal 1997. The increase was also attributable to depreciation expense resulting from the 62 stores opened in fiscal 1998 and the 20 stores opened in the last half of fiscal 1997.

INTEREST EXPENSE

FISCAL 1999 COMPARED TO FISCAL 1998. Interest expense, net of interest income, increased $2.0 million, or 84%, in fiscal 1999 as compared to fiscal 1998.
This increase was principally the result of an increase in borrowings used to finance store acquisitions and borrowings required to replace the deferred money order remittances used by the Company under its previous money order agreement, which was replaced in mid-December 1998.

FISCAL 1998 COMPARED TO FISCAL 1997. Interest expense, net of interest income, increased $0.2 million, or 7%, in fiscal 1998 as compared to fiscal 1997.

INCOME TAXES

FISCAL 1999 COMPARED TO FISCAL 1998. A total of $5.4 million was provided for income taxes for fiscal 1999 as compared to $4.2 million in fiscal 1998. The provisions for income taxes were calculated based on the statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions. The effective income tax rate was 39.5% for fiscal years 1999 and 1998.

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

BALANCE SHEET VARIATIONS

Cash and cash equivalents, the money order principal payable, and the revolving advances vary because of seasonal and day-to-day requirements resulting primarily from maintaining cash for cashing checks and making payday loans, receipts of cash from the sale of money orders, loan volume, and remittances on money orders sold. For the fiscal year ended June 30, 1999, cash and cash equivalents decreased $0.8 million, compared to an increase of $4.7 million for the year ended June 30, 1998. Current assets remained relatively unchanged from June 30, 1998 to June 30, 1999.

Property and equipment increased $4.5 million, and the excess of purchase price over the fair value of net assets acquired increased $6.8 million, during the fiscal year ended June 30, 1999, as a result of the 35 stores acquired and the 99 stores opened during fiscal 1999, offset by related depreciation and amortization.

The significant variations in revolving advances and money order principal payable result from the Company's use, in mid-December 1998, of financing through the bank credit facilities described below in "- Liquidity and Capital Resources" instead of financing through deferred money order remittances. The shift of certain amounts of term advances from current to noncurrent also reflects the substitution of the Term-Loan Facility from the bank lenders for the similar advances from the previous money order supplier, which were repaid in mid-December 1998.

The shift of $4 million of senior secured notes payable from noncurrent to current reflects the installment of that amount of principal due in November
1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

During fiscal 1999, 1998 and 1997, the Company had net cash provided by operating activities of $17.1 million, $14.2 million, and $9.4 million, respectively.

During fiscal 1999, 1998 and 1997, the Company recognized $2.2 million, $1.5 million, and $1.5 million in deferred revenue, respectively. The MoneyGram
Agreement provides incentive bonuses for opening new locations at which MoneyGram services are offered as well as certain other performance incentives.
The bonus of $2 million received in June 1996 and additional incentive bonuses are recognized as revenue over the term of the MoneyGram Agreement.
Additionally, in fiscal 1999 the Company began recognizing deferred revenue related to incentives received from Travelers Express. (See "Business -
Relationships with the Money Order and MoneyGram Suppliers.")

Cash Flows from Investing Activities

During fiscal 1999, 1998 and 1997, the Company used $10.1 million, $5.7 million, and $4.9 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Capital expenditures related to acquisitions, including related liabilities incurred, amounted to $8.4 million, $4.7 million, and $10.8 million for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

The Company's total budgeted capital expenditures, excluding acquisitions, are currently anticipated to be approximately $7.6 million during its fiscal year ending June 30, 2000, in connection with the opening of 100 new stores, the relocation or remodeling of certain existing stores, and computer system upgrades. The actual amount of capital expenditures will depend in part on the number of new stores opened, the number of stores acquired, and the number of existing stores that are relocated or remodeled. The Company believes that its existing resources, anticipated cash flows from operations, and the Company's credit facilities will be sufficient to finance its planned expansion and operations during fiscal 2000. Although management anticipates that the Company will continue to expand, there can be no assurance that the Company's expansion plans will not be adversely affected by competition, market conditions, or changes in laws or government regulations affecting check cashing and related businesses of the types conducted by the Company.

Cash Flows from Financing Activities

During fiscal 1999, 1998 and 1997, the Company had net cash provided by financing activities of $0.6 million, $0.9 million, and $2.6 million, respectively. During the year ended June 30, 1999, the Company received $1.1 million proceeds from the exercise of stock options, borrowed $10.5 million of term advances, and repaid $7.1 million of term advances borrowed from the previous money order supplier. In addition, repayments to the previous money order supplier, net of revolver borrowings, totaled $4.0 million for the year ended June 30, 1999.

Money Order Agreement

In April 1998, the Company signed a money order agreement with Travelers
Express, which became effective December 17, 1998. In conjunction with this agreement and the MoneyLine Agreement, the Company received $3 million from Travelers Express in April 1998, received $400,000 in April 1999, and is entitled to receive an additional $400,000 per year for the next four years.
The $3 million payment was deferred and included in other liabilities in the Consolidated Balance Sheet. The total $5 million from Travelers Express is being amortized on a straight-line basis over the five-year term of the agreements beginning January 1999.



Credit Facilities

In July 1998 the Company entered into the Credit Agreement with the Lenders (a syndicate of banks) represented by Wells Fargo Bank. The credit facilities available to the Company under the Credit Agreement are the Revolving Facility of $110 million and the Term-Loan Facility of $35 million. Also, upon certain conditions, in addition to the Revolving Facility, the Company has available from Wells Fargo Bank (a) an additional 25-day revolving advance facility of up to $20 million and (b) a stand-by letter-of-credit facility of up to $1.5 million. The Revolving Facility replaced the deferred money order remittances and revolving-advance facility formerly used by the Company under the previous money order agreement, and the Term-Loan Facility replaced the term advance facility under the previous money order agreement. Borrowings under the Revolving Facility may be used for working capital and general corporate purposes, and borrowings under the Term-Loan Facility may be used for store construction and relocation and other capital expenditures, including acquisitions, and refinancing other debt. The Company first borrowed under the Credit Agreement on December 16, 1998, and discharged all of the Company's obligations to the previous money order supplier under the previous money order agreement. The Company has borrowed $40.1 million under the Revolving Facility and $10.5 million under the Term-Loan Facility as of June 30, 1999.

The Revolving Facility is available to the Company until December 16, 1999, and unless renewed, all unpaid principal and accrued interest under the Revolving
Facility will then be due. The Term-Loan Facility will be available to the Company until December 16, 1999, unless renewed, and all amounts outstanding under the Term-Loan Facility at that date will be payable over the succeeding four years; principal will be payable quarterly based on a four-year straight-line amortization. The Company's borrowings under the Revolving Facility bear interest at a variable annual rate equal to, at the Company's discretion, either the prime rate publicly announced by Wells Fargo Bank or the London
InterBank Offered Rate (LIBOR) plus 0.75%.  The Company's borrowings under the
Term-Loan Facility bear interest at a variable annual rate equal to, at the Company's discretion, either the prime rate publicly announced by Wells Fargo
Bank plus 0.25% or LIBOR plus 1.75%. Interest is generally payable monthly, except on LIBOR-rate borrowings; interest on LIBOR-rate borrowings will be payable every 30, 60, or 90 days, depending on the period selected by the Company. Under the Credit Agreement, the Company must also pay a commitment fee equal to 0.2% of the unused portion of the Revolving Facility and 0.45% of the unused portion of the Term-Loan Facility. The Credit Agreement also provides for the Company's prepayment to the Lenders of certain amounts due under the Term-Loan Facility upon certain events, including (i) the sale of assets from which the Company has received net proceeds of at least $5 million during a fiscal year, (ii) the Company's issuance of equity securities, and (iii) the Company's having excess cash flow, as defined in the Credit Agreement, for a fiscal year.

The short-term availability of the credit facilities under the Credit Agreement permitted the Company to obtain a lower interest rate and other terms more favorable than longer-term facilities, and the Company expects those facilities to be renewed at the expiration of their currently effective period. There can be no assurance; however, that the anticipated renewal will be effected. If no such renewal is effected, the Company will have to obtain financing from other sources, and that financing might be on terms less favorable to the Company than those set forth in the Credit Agreement. The Company believes that other sources of financing would be available to it if necessary; however, if the Company were unable to obtain financing from one or more other sources, the Company's liquidity and operations would be materially and adversely affected.

The Credit Agreement may be terminated before the stated expiration or maturity dates of the Revolving Facility and the Term-Loan Facility - requiring all unpaid principal and accrued interest to be paid to the Lenders - upon any Event of Default as defined in the Credit Agreement. The Events of Default include: (a) nonpayment of amounts due to the Lenders under the Credit
Agreement, (b) failure to observe or perform covenants set forth in the Credit
Agreement that are not cured, (c) a change in control of the Company, and (d) an event or circumstance that has a material adverse effect on the Company's business, operations, financial condition, or prospects.

The Company is subject to various restrictive covenants stated in the Credit
Agreement. These covenants, which are typical of those found in loan agreements of that kind, include restrictions on the incurrence of indebtedness from other sources, restrictions on advances to or investments in other persons or entities, restrictions on significant acquisitions, restrictions on the payment of dividends to shareholders or the repurchase of shares, and the requirement that various financial ratios be maintained. The Company has received the consent of the Lenders to implement the stock repurchase program described below under "- Stock
Repurchase Program."

The Company's payment and performance of its obligations under the Credit
Agreement and ancillary documents are secured by liens on all its assets.  The collateral arrangements are subject to the Amended and Restated Collateral
Trust Agreement dated as of July 31, 1998 (the "Amended Collateral Trust
Agreement") that was signed with the Credit Agreement.  The Amended Collateral
Trust Agreement amended and superseded the Original Collateral Trust Agreement.
See "Business - Arrangement Regarding Secured Notes."    The Amended Collateral
Trust Agreement created a collateral trust, with Wilmington Trust Company as trustee, to secure the Company's obligations under the Credit Agreement and to the Company's two other secured lenders, Principal and Travelers Express.  The
Amended Collateral Trust Agreement includes agreements regarding the priority of distributions to the secured lenders upon foreclosure and liquidation of the collateral subject thereto and certain other intercreditor arrangements.

To reduce its risk of greater interest expense upon a rise in the prime rate or LIBOR, the Company entered into interest-rate swap agreements with NationsBank, N.A. (now Bank of America). Those agreements effectively converted a portion of the Company's floating-rate interest obligations to fixed-rate interest obligations for a two-year period that began January 4, 1999. The notional amount for interest rates under the Revolving Facility is $33 million; the notional amount for interest rates under the Term-Loan Facility is currently
$9.25 million, to increase to $10.25 million in September 1999, with decreases in calendar year 2000 corresponding to term-loan payments due from the Company.
The notional amounts were determined based on the Company's minimum projected borrowings during calendar years 1999 and 2000. The fixed rate applicable to the notional amount under the Revolving Facility is 5.14% for calendar year
1999 and 5.23% for calendar year 2000. The fixed rate applicable to the notional amount under the Term-Loan Facility is 6.23% for calendar year 1999 and 6.38% for calendar year 2000.

Stock Repurchase Program

In August 1999, the Company's Board of Directors authorized the repurchase from time to time of up to approximately $4 million of the Company's Common Stock in the open market or in negotiated transactions. This stock repurchase program will remain in effect unless discontinued by the Board of Directors. As of September 15, 1999, no amount had yet been spent to repurchase shares under this program.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standards No. 131,
"Disclosures about Segments of an Enterprise and Related Information," for its fiscal year ending June 30, 1999. This standard requires the Company to report financial and descriptive information about its reportable operating segments.
The Company considers its franchise operations to be a reportable operating segment and has included appropriate disclosures in its notes to the financial statements for the year ended June 30, 1999. The Company is required to adopt a new accounting standard, AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," by its first quarter ending September 30, 1999.
This standard requires the previously capitalized start-up costs to be recognized as a cumulative effect of change in accounting principle and expensed fully in the quarter. Start-up costs, net of tax, approximate $0.7 million as of June 30, 1999.

The Company is also required to adopt Statement of Financial Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging
Activities," by its first quarter ending September 30, 2001.  This standard requires the Company to record the fair value of its interest-rate swap as an asset or liability in the consolidated balance sheet.  Changes in the fair value of the interest-rate swap will be reported as a component of shareholders' equity in the consolidated balance sheet.  The fair value of the Company's existing interest-rate swap is $0.9 million as of June 30, 1999.

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

The Company has addressed its Year 2000 Issue and has modified or replaced portions of its software or hardware as appropriate, so that its computer systems will properly recognize dates beyond December 31, 1999. The Company has also modified or replaced its hardware and software with upgraded or new hardware and software at a cost that has not been material to the Company's operations or financial condition. Further, the Company's operations were not disrupted to any material extent by the Year 2000 Issue with its existing software or hardware or by its activities to address the Year 2000 Issue.

The Company's total cost of addressing its Year 2000 Issue has been approximately $0.25 million (excluding the compensation cost of its existing technology personnel, which would have been incurred anyway). The Company continues to work with its significant suppliers, and management believes that the Company is not significantly vulnerable to third parties' failure to remediate their own Year 2000 Issues. The Company's contingency plan in the event of a widespread Year 2000 failure includes operating the Company's stores on a manual, non-computerized basis.

OPERATING TRENDS

SEASONALITY

The Company's business is seasonal to the extent of the impact of cashing tax refund checks and two other tax-related services - electronic tax filing and processing applications for refund anticipation loans. The impact of these services is in the third and fourth quarters of the Company's fiscal year.

IMPACT OF INFLATION

Management believes that the Company's results of operations are not dependent upon the levels of inflation.

FORWARD-LOOKING STATEMENTS

This Report contains, and from time to time the Company or certain of its representatives may make, "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as "anticipate," "expect," "estimate,"
"believe," "intend," and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company's control and may not even be predictable. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to, many of the matters described in this Report: the Company's relationships with Travelers Express, the supplier of MoneyGram services, and the Lenders; governmental regulation of check-cashing and related businesses;
theft and employee errors; the availability of suitable locations, acquisition opportunities, adequate financing, and experienced management employees to implement the Company's growth strategy; the fragmentation of the check-cashing industry and competition from various other sources, such as banks, savings and loans, and other financial services entities, as well as retail businesses that offer products and services offered by the Company; and customer demand and response to products and services offered by the Company. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations.




ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, particularly including changes in interest rates that might affect the costs of its financing under the Credit Agreement. To mitigate the risks of changes in interest rates, the Company utilizes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes.

To reduce its risk of greater interest expense upon a rise in the prime rate or LIBOR, the Company is a party to interest-rate swap agreements with Bank of America (formerly NationsBank, N.A.). Those agreements effectively converted a portion of the Company's floating-rate interest obligations to fixed-rate interest obligations for a two-year period that began January 4, 1999. The notional amount for interest rates under the Revolving Facility is $33 million;
the notional amount for interest rates under the Term-Loan Facility is currently $9.75 million, to increase to $10.75 million in September 1999, with decreases in calendar year 2000 corresponding to term-loan payments due from the Company. The notional amounts were determined based on the Company's minimum projected borrowings during calendar years 1999 and 2000. The fixed rate applicable to the notional amount under the Revolving Facility is 5.14% for calendar year 1999 and 5.23% for calendar year 2000. The fixed rate applicable to the notional amount under the Term-Loan Facility is 6.23% for calendar year 1999 and 6.38% for calendar year 2000.

The fair value of the Company's existing interest-rate swap is $0.9 million as of June 30, 1999. Based on the average outstanding indebtedness in the previous quarter, a 10% change in interest rates would have changed the Company's interest expense by approximately $97,000 (pre-tax) for the year ended June 30, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	See Part IV, Item 14(a) 1 for information required for this item.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

	Not Applicable.


                                     PART III

	The information called for in Part III of this Form 10-K is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than October 28, 1999 (120 days after the Company's fiscal year).



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

1. Financial Statements.
-----------------------


Report of independent public accountants . . . . . . . . . . . . . . . . . 32

Consolidated balance sheets as of June 30, 1999 and 1998 . . . . . . . . . 33

Consolidated statements of earnings for the years ended
   June 30, 1999, 1998 and 1997  . . . . . . . . . . . . . . . . . . . . . 34

Consolidated statements of shareholders' equity for the years ended
   June 30, 1999, 1998 and 1997  . . . . . . . . . . . . . . . . . . . . . 35

Consolidated statements of cash flows for the years ended
   June 30, 1999, 1998 and 1997  . . . . . . . . . . . . . . . . . . . . . 36

Notes to consolidated financial statements . . . . . . . . . . . . . . . . 37
</TABLE


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
proprietor, limited partnership, and general partnerships that conduct business under the name "Mr. Money Check Cashers" (the "Sellers"), general partners of the partnership sellers (the "General Partners"), and an individual agent for the Sellers and the General Partners (the "Agent"). (Included as Exhibit 2.1 in
the Company's Form 8-K filed on December 7, 1993 (Commission File Number 0-
20774) and incorporated herein by reference.)

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
Cash, Inc., Q.C. & G. Financial, Inc., David Christenholz and Gloria Guerra-
Leyva. (Included as Exhibit 2.1 to the Company's Form 8-K filed on July 11,
1995 (Commission File Number 0-20774) and incorporated herein by reference.)

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
Check Express, Inc., and Ace Acquisition Corporation.  (Included as Exhibit 2.1
to the Company's Form 8-K filed on February 16,1996 (Commission File Number 0-
20774) and incorporated herein by reference.)

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
between the Company and the Money Order Supplier. (Included as Exhibit 10.32 to
the Company's Form 10-Q as of December 31, 1996 (Commission File Number 0-
20774) and incorporated herein by reference.)

10.33	Amendment No.1 to the Ace Cash Express 401K Profit Sharing Plan effective
January 1, 1998. (Included as Exhibit 10.33 to the Company's Form 10-Q as of
March 31, 1998 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.34 Amendment No.  1 to Ace Cash Express, Inc. Non-Employee Directors Stock
Option Plan. (Included as Exhibit 10.34 to the Company's Form 10-K as of June
30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.35 Amendment No.  2 to Ace Cash Express, Inc. Non-Employee Directors Stock
Option Plan. (Included as Exhibit 10.35 to the Company's Form 10-K as of June
30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.36	Ace Cash Express, Inc. 1997 Stock Option Plan.  (Included as Exhibit A to
the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders
(Commission File No.  0-20774) and incorporated herein by reference.)#

10.37	Amendment No.  1 to Ace Cash Express, Inc. 1997 Stock Option Plan.
(Included as Exhibit 10.37 to the Company's Form 10-K as of June 30, 1998
(Commission File No. 0-20774) and incorporated herein by reference.) #

10.38	Form of Change-in-Control Executive Severance Agreement between the
Company and each of its three executive officers. (Included as Exhibit 10.38 to the Company's Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and
incorporated herein by reference.) #

10.39	Money Order Agreement dated as of April 16, 1998, but effective as of
December 16, 1998,  between the Company and Travelers Express Company, Inc.
(Confidential treatment for a portion of this document has been granted by the
Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities
Exchange Act of 1934). (Included as Exhibit 10.39 to the Company's Form 10-K as
of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)

10.40	Credit Agreement dated as of July 31, 1998, but effective as of December
16, 1998, among the Company, Wells Fargo Bank (Texas), National Association, as
agent (the "Credit Agent"), and the lenders named therein, with Exhibits A and
B thereto and Schedules 2.01(a) and 2.01(b) thereto. (Included as Exhibit 10.40 to the Company's Form 10-K as of June 30, 1998 (Commission File No. 0-20774)
and incorporated herein by reference.)

10.41	Amended and Restated Collateral Trust Agreement dated as of July 31,
1998, but effective as of December 16, 1998, among the Company, the Credit
Agent, Travelers Express Company, Inc., Principal Life Insurance Company
(formerly known as Principal Mutual Life Insurance Company), and Wilmington
Trust Company. (Included as Exhibit 10.41 to the Company's Form 10-K as of June
30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)

10.42 Amended and Restated Assignment of Deposit Accounts and Security
Agreement dated as of July 31, 1998, but effective as of December 16, 1998, between the Company and Wilmington Trust Company. (Included as Exhibit 10.42 to the Company's Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.

10.43	First Amendment to Credit Agreement dated as of December 16, 1998, among the Company, the Credit Agent, and the lenders named therein, with Schedules
2.01(a) and 2.01(b) thereto.  (Included as Exhibit 10.43 to the Company's Form
8-K filed on December 23, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)

10.44 Amendment No. 3 to Ace Cash Express, Inc. Non-Employee Directors Stock
Option Plan. (Included as Exhibit 10.44 to the Company's Form 10-Q as of
December 31, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)#

27	Financial Data Schedule (EDGAR version only)*
______

* Filed herewith
# Management contract of compensatory plan or arrangement

(b) Reports on Form 8-K
None.






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

                                          Date:           September 27, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature					                      Title						                         Date
---------------------               -----                               ----
/s/ RAYMOND C. HEMMIG			            Chairman of the Board, Director
---------------------
Raymond C. Hemmig

/s/ DONALD H. NEUSTADT			           President and Chief Executive Officer,
----------------------              Director (Principal Executive Officer)
Donald H. Neustadt

/s/ JAY B. SHIPOWITZ                Senior Vice President, Chief Financial
--------------------                Officer, Treasurer and Secretary
Jay B. Shipowitz                    (Principal Financial and Accounting Officer)

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

/s/ EDWARD W. ROSE III              Director
----------------------
Edward W. Rose III

/s/ CHARLES DANIEL YOST             Director
-----------------------
Charles Daniel Yost






                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Ace Cash Express, Inc.:

We have audited the accompanying consolidated balance sheets of Ace Cash
Express, Inc. (a Texas corporation) and subsidiaries as of June 30, 1999 and
1998, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1999.
These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ace Cash Express, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.



                                                        ARTHUR ANDERSEN LLP



Dallas, Texas,
August 13, 1999






                       ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                  ($ in thousands, except share and per share data)


                                                                      JUNE 30,
                                                            -----------------------------
                                                                1999             1998
                                                            ------------     ------------
ASSETS
Current Assets
  Cash and cash equivalents	                                $    59,414     $     60,168
  Accounts and notes receivable, net                              9,767            8,857
  Prepaid expenses and other current assets                       1,701              897
  Inventories                                                     1,511            2,449
                                                            -----------      -----------
Total Current Assets                                             72,393           72,371
                                                            -----------      -----------

Noncurrent Assets
  Property and equipment, net                                    30,372           25,852
  Covenants not to compete, net                                   1,656            2,254
  Excess of purchase price over fair
    value of assets acquired, net                                36,690           29,932
  Other assets                                                    4,122            4,226
                                                            -----------      -----------
Total Assets                                                $   145,233      $   134,635
                                                            ===========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Revolving advances                                        $   40,100       $    1,932
  Accounts payable, accrued liabilities,
    and other current liabilities                               15,903           14,896
  Money order principal payable                                  5,340           47,486
  Current portion of senior secured notes payable                4,226              226
  Term advances                                                  1,969            7,073
  Notes payable                                                    330              228
                                                           -----------      -----------
Total Current Liabilities                                       67,868           71,841
                                                           -----------      -----------

Noncurrent Liabilities
  Long-term portion of senior secured notes payable             16,000           20,000
  Term advances                                                  8,531                -
  Other liabilities                                              4,560            3,843
                                                           -----------      -----------
Total Liabilities                                               96,959           95,684
                                                           -----------      -----------

Commitments and Contingencies

Shareholders' Equity
  Preferred stock, $1 par value, 1,000,000 shares authorized,
    none issued and outstanding                                      -                -
  Common stock, $.01 par value, 20,000,000 shares authorized,
    10,055,528 and 9,882,161 shares issued and outstanding,
    respectively                                                   101               99
  Additional paid-in capital                                    21,691           20,620
  Retained earnings                                             26,482           18,232
                                                           -----------      -----------
Total Shareholders' Equity                                      48,274           38,951
                                                           -----------      -----------
Total Liabilities and Shareholders' Equity                 $   145,233      $   134,635
                                                           ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF EARNINGS
                        ($ in thousands, except per share amounts)

                                                            YEAR ENDED JUNE 30,
                                                --------------------------------------
                                                  1999            1998           1997
                                                --------       ---------       --------
Revenues                                        $122,314       $ 100,194       $ 87,392

Store expenses:
    Salaries and benefits                         32,435          27,975         24,844
    Occupancy                                     18,381          15,204         13,728
    Depreciation                                   4,728           4,083          3,346
    Other                                         25,399          19,841         17,458
                                                --------       ---------       --------
       Total store expenses                       80,943          67,103         59,376
                                                --------       ---------       --------
Store gross margin                                41,371          33,091         28,016
Region expenses                                    9,369           8,353          7,477
Headquarters expenses                              7,673           7,198          6,106
Franchise expenses                                 1,288             965          1,046
Other depreciation and amortization                4,236           3,502          3,024
Interest expense, net                              4,476           2,437          2,271
Other expenses                                       689              49            213
                                                --------       ---------       --------
Income before income taxes                        13,640          10,587          7,879
Income taxes                                       5,390           4,185          3,113
                                                --------       ---------       --------

Net income                                      $  8,250       $   6,402       $  4,766
                                                ========       =========       ========

BASIC EARNINGS PER SHARE                        $    .83       $     .66       $    .50
                                                ========       =========       ========

Weighted average number of common
  shares outstanding - basic EPS                   9,989           9,759          9,567
                                                ========       =========       ========

DILUTED EARNINGS PER SHARE                      $    .80       $     .63       $    .48
                                                ========       =========       ========

Weighted average number of common and
  dilutive shares outstanding - diluted EPS       10,283          10,215          9,845
                                                ========       =========       ========




The accompanying notes are an integral part of these consolidated financial statements.

                               ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           ($ in thousands)

                             COMMON STOCK            ADDITIONAL                      TOTAL
                         --------------------         PAID-IN       RETAINED     SHAREHOLDERS'
                            SHARES      AMOUNT        CAPITAL       EARNINGS        EQUITY
                          -----------   -------      ---------     -----------    ------------

BALANCE, JUNE 30, 1996      9,486,459   $    95     $  18,077     $     7,064     $    25,236
Stock options exercised       182,153         1         1,053               -           1,054
Net income                          -         -             -           4,766           4,766
                          -----------   -------     ---------     -----------     -----------

BALANCE, JUNE 30, 1997      9,668,612        96        19,130          11,830          31,056
Stock options exercised       213,549         3         1,490               -           1,493
Net income                          -         -             -           6,402           6,402
                          -----------   -------     ---------     -----------     -----------

BALANCE, JUNE 30, 1998      9,882,161        99        20,620          18,232          38,951
Stock options exercised       173,367         2         1,071               -           1,073
Net income                          -         -             -           8,250           8,250
                          -----------   -------     ---------     -----------     -----------


BALANCE, JUNE 30, 1999     10,055,528   $   101     $  21,691     $    26,482     $    48,274
                          ===========   =======     =========     ===========     ===========




The accompanying notes are an integral part of these consolidated financial statements.

                              ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          ($ in thousands)

                                                                    YEAR ENDED JUNE 30,
                                                            ----------------------------------
                                                               1999        1998        1997
                                                            ----------  ----------  ----------
Cash flows from operating activities:
Net income                                                  $   8,250   $   6,402   $   4,766
   Adjustments to reconcile net income to net cash provided
      by operating activities:
   Depreciation and amortization                                8,970       7,592       6,399
   Deferred tax benefit                                           218        (749)       (435)
   Deferred revenue                                            (2,202)     (1,534)     (1,478)
Changes in assets and liabilities:
   Accounts and notes receivable, net                            (910)     (1,398)     (1,861)
   Prepaid expenses                                              (804)          8        (245)
   Inventories                                                    938        (397)         32
   Other assets                                                (1,297)      1,317      (1,521)
   Accounts payable and other liabilities                       3,926       2,969       3,734
                                                            ----------  ----------  ----------
     Net cash provided by operating activities                 17,089      14,210       9,391

Cash flows from investing activities:
   Purchases of property and equipment, net                   (10,089)     (5,742)     (4,868)
   Cost of net assets acquired                                 (8,378)     (4,708)    (10,766)
   Proceeds from sale of net assets held for sale                   -           -       2,490
                                                            ----------  ----------  ----------
     Net cash used by investing activities                    (18,467)    (10,450)    (13,144)

Cash flows from financing activities:
   Term advances from money order supplier                     10,500         708      11,273
   Payment of term advances from money order supplier          (7,073)     (1,844)    (20,033)
   Net (repayments) borrowings from money order supplier       (3,978)        971      (8,198)
   Net proceeds from issuance of senior secured notes payable       -           -      20,231
   Proceeds from stock options exercised                        1,073       1,493       1,054
   Net borrowings (payments) on notes payable                     102        (414)     (1,683)
                                                            ----------  ----------  ----------
     Net cash provided by financing activities                    624         914       2,644
                                                            ----------  ----------  ----------
Net(decrease)increase in cash and cash equivalents               (754)      4,674      (1,109)
Cash and cash equivalents, beginning of year                   60,168      55,494      56,603
                                                            ----------  ----------  ----------
Cash and cash equivalents, end of year                      $  59,414   $  60,168   $  55,494
                                                            ==========  ==========  ==========
Supplemental disclosures of cash flows information:
   Interest paid                                            $   5,202   $   2,663   $   1,330
   Income taxes paid                                            4,395       3,508       4,864
Supplemental schedule of non-cash investing activities:
   Liabilities incurred in connection
     with acquired stores                                   $     433   $     439   $   1,149






The accompanying notes are an integral part of these consolidated financial statements.

                      ACE CASH EXPRESS, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Ace Cash Express, Inc. (the "Company") was incorporated under the laws of the state of Texas in March 1982. The Company operates in one line of business with two segments (Company-owned and franchised operations) and provides retail financial services, such as check cashing, small consumer loans, bill-payments, money orders, wire transfers, and other transactional services to customers for a fee. On June 30, 1999, the Company owned and operated 798 stores in 25 states and the District of Columbia, and had 120 franchised stores.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Operating Segments

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after
December 15, 1998.   The Company's reportable segments are strategic business
units that differentiate between company-owned and franchised stores. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Segment information for the years ended June 30, 1999, 1998 and 1997 was as follows:


                                      COMPANY-OWNED     FRANCHISED     TOTAL
                                      -------------     ----------     -----
                                                   ($ in thousands)
         YEAR ENDED JUNE 30, 1999:
         -------------------------
           Revenue                      $120,197         $2,117       $122,314
           Operating income               22,212            829         23,041
           Total assets                  142,451          2,782        145,233
           Number of stores                  798            120            918

         YEAR ENDED JUNE 30, 1998:
         -------------------------
           Revenue                        98,529          1,665        100,194
           Operating income               15,875            700         16,575
           Total assets                  132,799          1,836        134,635
           Number of stores                  683             89            772

         YEAR ENDED JUNE 30, 1997:
         -------------------------
          Revenue                         85,993           1,399        87,392
          Operating income                13,034             353        13,387
          Total assets                   122,744           1,606       124,350
          Number of stores                   617              73           690
</TABLE


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

Accounts and Notes Receivable

Accounts and notes receivable on the consolidated balance sheet as of June 30, 1999 and 1998 were $9.8 million and $8.9 million, respectively, and include a receivable for the Company's payday loan product, the MoneyGram receivable, and other notes receivable, net of an allowance for doubtful accounts. Through the payday loan product, the Company provides the customer cash in exchange for that customer's check (in the amount of that cash plus a service fee) with an agreement to defer the presentment or deposit of that check until the customer's next payday, usually a period of two to four weeks. As of June 30, 1999 and 1998, the receivable for payday loans was approximately $5.5 million and $4.7 million, respectively.

Inventories

Inventories consist of unsold lottery tickets and other inventory. Lottery tickets are stated at purchase price and accounted for using the specific identification method. Other inventories are stated at cost and utilize the first-in, first-out method. No provision for obsolescence is considered necessary.



                                                       JUNE 30,
                                                 ------------------
                                                  1999        1998
                                                 ------      ------
                                                  ($ in thousands)

         Lottery tickets inventory               $1,211      $1,967
         Other inventory                            300         482
                                                 ------      ------
                                                 $1,511      $2,449
                                                 ======      ======
</TABLE


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

Pre-opening expenses, consisting of salary, training, and travel costs incurred prior to store opening, are deferred and amortized over 12 months. The Company is required to adopt a new accounting standard, AICPA Statement of Position 98-
5, " Reporting on the Costs of Start-Up Activities," by the first quarter ending September 30, 1999. The standard requires the previously capitalized start-up costs to be recognized as a change in accounting principle and expensed fully in the quarter. Adoption of this statement for the year ended
June 30, 1999, would have resulted in a cumulative effect of change in accounting principle, net of tax, of approximately $0.7 million, or $0.07 per diluted share.



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

Initial fees are recognized when the Company has provided substantially all of its initial services in accordance with the franchise agreements. Generally, this occurs when the related sites have been approved or identified and the franchisee has completed the training required by the Company. Related direct costs, such as sales commissions, are deferred until revenue is recognized.
Royalty fees are recognized as revenues as they are earned under the franchise agreements. For the years ended June 30, 1999 and 1998, approximately $2.1 million and $1.7 million, respectively, of franchise revenue was recognized.

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

In accordance with the provisions of SFAS No. 109, a valuation allowance should be recognized, if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recorded no valuation allowance as of June 30, 1999 or 1998.

Returned Checks

The Company charges operations for potential losses on returned checks in the period such checks are returned, since ultimate collection of these items is uncertain. Recoveries on returned checks are credited in the period when the recovery is received.

Software Development Costs

The Company capitalizes the external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project, to the extent of the time spent directly on the project. For the years ended June 30, 1999 and 1998, the Company capitalized $0.5 million and $0.1 million, respectively.

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


                                                              YEAR ENDED JUNE 30,
                                                 --------------------------------------
                                                    1999          1998           1997
                                                 ----------    ----------    ----------
                                                              (in thousands)
    Net income (numerator)                        $  8,250      $  6,402        $4,766
                                                  ========      ========        ======
    Reconciliation of denominator:
    Weighted average number of common shares
      outstanding - basic EPS                        9,989         9,759         9,567
    Effect of dilutive stock options                   294           456           278
                                                  --------      --------        ------
    Weighted average number of common and
      dilutive shares outstanding - diluted EPS     10,283        10,215         9,845
                                                  ========      ========        ======
</TABLE

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. The amounts reported in the balance sheet for trade receivables, trade payables, notes receivable, revolving advances, money order payable, and notes payable all approximate fair value.
The fair value of the interest rate swap is $0.9 million.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. PROPERTY AND EQUIPMEN


                                                              JUNE 30,
                                                      ----------------------
                                                         1999         1998
                                                      ---------    ---------
                                                         ($ in thousands)
        Property and equipment, at cost:
          Store equipment, furniture and fixtures     $ 25,626     $ 21,409
          Leasehold improvements                        17,548       16,248
          Signs                                          5,121        4,227
          Other                                            829          776
                                                       -------     --------
                                                        49,124       42,660
          Less - accumulated depreciation
           and amortization                            (18,752)     (16,808)
                                                      --------     --------
                                                      $ 30,372     $ 25,852
                                                      ========     ========
</TABLE

3. ACQUISITIONS AND DISPOSITIONS

During the year ended June 30, 1999, the Company acquired the assets of 35 stores in ten separate purchases from third parties for approximately $8.4 million. During the year ended June 30, 1998, the Company acquired the assets of 15 stores in six separate purchases from third parties for approximately
$4.7 million. During the year ended June 30, 1997, the Company acquired the assets of 46 stores in 20 separate purchases from third parties for approximately $10.8 million.

As a condition of each purchase, the sellers agreed not to compete with the Company for specified periods ranging from two to five years. All acquisitions have been accounted for using the purchase method of accounting. Covenants not to compete were valued at contractually agreed upon amounts which management believes correspond to fair value. In connection with the above acquisitions, in fiscal 1999, acquisition costs of $6.4 million were allocated to goodwill and the remainder to other assets


                                                               JUNE 30,
                                                         -------------------
                                                           1999        1998
                                                         -------     -------
                                                           ($ in thousands)
       Covenants not to compete, at cost                 $ 5,864     $ 5,510
       Less - accumulated amortization                    (4,208)     (3,256)
                                                         -------     -------
                                                         $ 1,656     $ 2,254
                                                         =======     =======

The excess purchase price over fair value of net assets acquired is as follows:

                                                               JUNE 30,
                                                         -------------------
                                                           1999        1998
                                                         -------     -------
                                                           ($ in thousands)
       Excess of purchase price over fair value of net
         assets acquired at cost                         $ 40,995    $ 32,970
       Less - accumulated amortization                     (4,305)     (3,038)
                                                         --------    --------
                                                         $ 36,690    $ 29,932
                                                         ========    ========
</TABLE

4. FINANCING ARRANGEMENTS AND GUARANTEES

Senior Secured Notes Payable

The Company has outstanding $20 million of 9.03% Senior Secured Notes ("Notes") issued to Principal Life Insurance Company (formerly known as Principal Mutual
Life Insurance Company) ("Principal") under a Note Purchase Agreement. The principal amount of the Notes is due in five equal annual installments of $4 million each, beginning November 15, 1999. Interest payments are due semiannually, beginning May 15, 1997. The Notes include various restrictive covenants. The Company is in compliance with these restrictive covenants.

The Notes are secured by a security interest in substantially all the assets of the Company.  The collateral arrangements are subject to the Amended and
Restated Collateral Trust Agreement dated as of July 31, 1998 (the "Amended
Collateral Trust Agreement") that was signed with the Credit Agreement.  The
Amended Collateral Trust Agreement created a collateral trust, with Wilmington
Trust Company as trustee, to secure the Company's obligations under the Credit
Agreement and to the company's two other secured lenders, Principal and
Travelers Express.  The Amended Collateral Trust Agreement includes agreements regarding the priority of distributions to the secured lenders upon foreclosure and liquidation of the collateral subject thereto and certain other
intercreditor arrangements.   The Company also executed an Amended and Restated
Assignment of Deposit Accounts and Security Agreement with Wilmington Trust
Company to grant the trustee a security interest in the same collateral that secures the Company's obligations under the Credit Agreement.

Money Order Agreement

In April 1998, the Company signed a money order agreement with Travelers
Express Company, Inc. ("Travelers Express"), effective December 17, 1998.  This agreement replaced the previous money order agreement with the previous money order supplier that was terminated as of December 16, 1998.  Under this new five-year agreement, the Company exclusively sells Travelers Express money orders, which bear the Company's logo.  The Company also signed a five-year agreement with Travelers Express, effective in April 1998, to offer an electronic bill-payment service to the Company's customers.  In conjunction with these two agreements, the Company received $3 million from Travelers
Express in April 1998, $0.4 million in April 1999, and is entitled to receive an additional $0.4 million per year for the next four years.  The $3 million payment was deferred and included in other liabilities in the Consolidated
Balance Sheet.  If the money order agreement is terminated under certain circumstances before the expiration of its five-year term, the Company will be obligated to repay a portion of the $3 million and the annual amounts received
                                        41


from Travelers Express.  The money order agreement with Travelers Express
(unlike the preceding money order agreement) does not allow an extended deferral of remittances of money order proceeds. The Company's payment and other obligations to Travelers Express under the money order agreement are secured by a subordinated lien on the Company's assets. The total $5 million from Travelers Express is being amortized on a straight-line basis over the five-year term of the agreements beginning January 1999.

Notes Payable

Notes payable related to acquired stores bear interest at the prime rate, currently 8.0%, and are due six months after acquisition. Notes payable were approximately $0.3 million and $0.2 million, respectively, as of June 30, 1999 and 1998.

Credit Facilities

In July 1998, the Company signed an agreement ("Credit Agreement") with a syndicate of banks, led by Wells Fargo Bank (Texas), National Association.
This Agreement provides a senior secured credit facility of $145 million of financing to the Company. The Agreement contains a committed Revolving
Facility of $110 million, to be used for working capital and general corporate purposes and a committed Term-Loan Facility of $35 million, to be used to fund acquisitions and provide capital for internal expansion. Additionally, the Company has obtained a $20 million uncommitted working capital line-of-credit, for a total available working capital facility of $130 million. The Company is subject to various restrictive covenants stated in the Credit Agreement. These covenants, which are typical of those found in loan agreements of that kind, include restrictions on the incurrence of indebtedness from other sources, restrictions on advances to or investments in other persons or entities, restrictions on significant acquisitions, restrictions on the payment of dividends to shareholders or the repurchase of shares, and the requirement that various financial ratios be maintained. The Revolving Facility has a one-year term and is renewable annually.

The Term-Loan Facility has a one-year term with a four-year amortization beginning after the expiration of the one-year term. Interest on the Revolving
Facility will bear interest at a rate per annum of either (at the Company's discretion) the prime rate or LIBOR plus 0.75%. The Term-Loan
Facility will bear interest at a rate per annum either (at the Company's discretion) of the prime rate plus 0.25% or LIBOR plus 1.75%. The
Company will pay an unused commitment fee on the Revolving Facility of 0.20% and the Term-Loan Facility of 0.45%. It is the Company's expectation that the Agreement will be renewed annually.

Debt Maturity Schedule

Scheduled maturities of debt for the years following June 30, 1999, including the senior secured notes payable, term advances, and notes payable are as follows ($ in thousands):


	   YEAR ENDING JUNE 30:
         2000 . . . . . . . . . . . . . .$ 6,525
         2001 . . . . . . . . . . . . . .  6,625
         2002 . . . . . . . . . . . . . .  6,625
         2003 . . . . . . . . . . . . . .  6,625
         2004 and thereafter  . . . . . .  4,656
                                         -------
                                         $31,056
                                         =======

MoneyGram Guarantees and Incentive Bonuses

The Company operates as a MoneyGram agent under the 1996 MoneyGram Master Agreement, as amended (the "MoneyGram Agreement"), which provides for a revenue guarantee on acquired stores for the conversion of wire transfer services to MoneyGram from another supplier. The amount of the guarantee is equivalent to the annual aggregate wire transfer revenue for the acquired stores derived from another supplier. The guarantee period expires on December 31, 2000, unless the MoneyGram Agreement is extended. The amount of guarantee revenue, which represents the difference between the guarantee and the actual wire transfer service revenue, for the fiscal years ended June 30, 1999 and 1998, was approximately $1.0 million and $1.1 million, respectively.

In June 1996, when the term of the MoneyGram Agreement was extended for two additional years, to December 31, 2000, the Company received an initial bonus of $2 million. The MoneyGram Agreement also provides for future incentive bonuses for opening new MoneyGram service locations. The bonuses have been deferred and included in other liabilities in the Company's consolidated balance sheet and are amortized to revenues over the term of the MoneyGram Agreement. During the year ended June 30, 1999, $2.2 million of amortization was recorded and included in money transfer services revenues.

Derivative Instruments and Hedging Activities

The Company is required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," by its first quarter ending September 30, 2001. This standard requires the Company to record the fair value of its interest-rate swap as an asset or liability in the consolidated balance sheet. Changes in the fair value of the interest-rate swap will be reported as a component of shareholders' equity in the consolidated balance sheet. The fair value of the Company's existing interest-rate swap is $0.9 million as of June 30, 1999.

5. ACCOUNTS PAYABLE, ACCRUED LIABILITIES, AND OTHER CURRENT LIABILITIES

                                                               JUNE 30,
                                                         -------------------
                                                          1999         1998
                                                         -------     -------
                                                          ($ in thousands)
      Accounts payable - trade                           $ 4,165     $ 3,766
      Accrued salaries                                     4,268       3,354
      Deferred revenue - current                           2,881       3,511
      Income taxes payable                                   720       1,315
      Money transfer payable                                 709         825
      Other                                                3,160       2,125
                                                         -------     -------
                                                         $15,903     $14,896
                                                         =======     =======

6. OTHER LIABILITIES - NONCURRENT

                                                               JUNE 30,
                                                         -------------------
                                                          1999         1998
                                                         -------     -------
                                                          ($ in thousands)
      Deferred revenue - noncurrent                      $ 4,152     $ 3,411
      Unearned franchise fees                                365         330
      Other                                                   43         102
                                                         -------     -------
                                                         $ 4,560     $ 3,843
                                                         =======     =======
</TABLE

7.  SHAREHOLDERS' EQUITY

The Company sponsors the 1997 Stock Option Plan (as amended, the "Plan") for eligible employees. The original employee plan, the 1987 Stock Option Plan, expired during fiscal 1998 (though options granted thereunder continue to be effective in accordance with their terms), and the Company adopted the 1997
Stock Option Plan for eligible employees. There are 1,204,289 shares of Common
Stock reserved for grants of options under these two plans. Options are granted at the sole discretion of the Board of Directors, upon the recommendation of its Compensation Committee, to selected employees of the Company. Outstanding options are generally exercisable annually in installments over a three to four year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire either at five or ten years after date of grant.

In accordance with Statement of Financial Accounting Standards ("SFAS") No.
123, "Accounting for Stock-Based Compensation," the Company accounts for stock-
based compensation programs using the intrinsic value method, and accordingly, stock options do not represent compensation expense in the determination of net income in the Consolidated Statements of Earnings. Under the intrinsic value
                                        43

method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Had stock option compensation expense been determined consistent with the fair value method of measuring compensation expense under SFAS No. 123, the pro forma effect for fiscal 1999 and 1998 would have been a reduction in the Company's net income of approximately $1.2 million and $0.8 million, respectively, and a reduction in diluted earnings per share of approximately $.11 and $.08, respectively.

In determining the pro forma stock compensation expense, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1999 and 1998, respectively: expected volatility of 46% and 48%;
expected lives of 4.6 and 4.2 years; risk-free interest rates of 4.7% and 4.9%;
and no expected dividends.

Stock options outstanding at June 30, 1999 of 796,988 had a range in exercise prices of $3.55 to $15.88 (fair market value on dates of grant) and an average remaining contractual life of 6.3 years. The fair value of options granted during the years ended June 30, 1999 and 1998, calculated using the Black-
Scholes option pricing model, was approximately $6.06 per share and $5.42 per share, respectively. Options as to 270,478 shares are exercisable at a weighted average exercise price of $7.10 per share.

The following table summarizes stock option activity under the two employees' stock option plans:


                                                           Available for       Weighted
                                                           -------------       --------
                            Reserved          Granted          Grant         Average Price
                            --------          -------          -----         -------------
Shares at June 30, 1996     926,654           702,837           223,817      $       4.37
Increase in shares
  reserved for options      450,000                 -           450,000                 -
Exercised                  (182,153)         (182,153)                -              4.54
Canceled                          -          (123,698)          123,698              5.34
Granted                           -           352,950          (352,950)             6.98
                           --------------------------------------------
Shares at June 30, 1997   1,194,501           749,936           444,565              5.40
Expiration of 1987
  stock option plan        (504,090)                -          (504,090)                -
New 1997 stock option plan  900,000                 -           900,000                 -
Exercised                  (195,549)         (195,549)                -              4.88
Canceled                          -           (85,425)           85,425              7.14
Granted                           -           248,707          (248,707)            12.29
                           --------------------------------------------
Shares at June 30, 1998   1,394,862           717,669           677,193              7.73
Exercised                  (173,367)         (173,367)                -              4.54
Canceled                    (17,206)          (78,419)           61,213             11.68
Granted                           -           331,105          (331,105)            13.49
                           --------------------------------------------
Shares at June 30, 1999   1,204,289           796,988           407,301     $       10.42
                          =============================================
</TABLE

In 1995, the Board of Directors and the shareholders of the Company approved the adoption of a nonqualified non-employee director stock option plan. The purpose of this plan is to permit the Company to grant options to the Company's outside directors as part of their compensation. The plan originally had 135,000 shares reserved for issuance and in November 1998, an amendment was approved to increase the number of shares to 260,000. Options as to 116,750 shares have been granted under the plan at a weighted average exercise price of $8.36 per share. During the fiscal year ended June 30, 1999, no shares were exercised and none were canceled. Had stock option compensation expense been determined consistent with the fair value method of measuring compensation expense under SFAS No. 123, the pro forma effect for fiscal 1999 and 1998 would have been a reduction in the Company's net income of approximately $0.1 million and $0.1 million, respectively, and a reduction in diluted earnings per share of approximately $.01 and $.01, respectively.

In determining the pro forma stock compensation expense, the fair value of each non-employee director option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1999 and 1998, respectively: expected volatility of 46% and 48%; expected lives of 4.7 and 4.7 years; risk-free interest rates of 4.7% and 4.9%; and no expected dividends.

Stock options outstanding at June 30, 1999 of 98,750 had a range in exercise prices of $4.11 to $13.25 (fair market value on dates of grant) and an average remaining contractual life of 2.9 years. The fair value of options granted during the years ended June 30, 1999 and 1998, calculated using the Black-Scholes option pricing model, was approximately $5.95 per share and $5.77 per share, respectively. Options as to 51,750 shares are exercisable at a weighted average exercise price of $6.75 per share.

8. INCOME TAXES

The provision (benefit) for income taxes consists of the following:



                                                              YEAR ENDED JUNE 30,
                                                  ------------------------------------
                                                    1999          1998          1997
                                                  --------      --------      --------
                                                            ($ in thousands)
      Current:
      Federal income tax                          $  4,274      $  4,083      $  2,922
      State income tax                                 898           851           626
                                                  --------      --------      --------
                                                     5,172         4,934         3,548
      Deferred                                         218          (749)         (435)
                                                  --------      --------      --------
                                                  $  5,390      $  4,185      $  3,113
                                                  ========      ========      ========

The net deferred tax asset consists of the following:

                                                                   JUNE 30,
                                                         ---------------------------
                                                           1999               1998
                                                         --------           --------
                                                              ($ in thousands)
      Gross assets                                       $  3,913           $  4,124
      Gross liabilities                                    (1,745)            (1,700)
                                                         --------           --------
      Net deferred tax asset                             $  2,168           $  2,424
                                                         ========           ========

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                                   JUNE 30,
                                                         --------------------------
                                                           1999              1998
                                                         --------          --------
                                                              ($ in thousands)
      Accrued liabilities and other                       $   488           $   597
      Deferred revenue                                      2,588             2,591
      Depreciation and amortization                          (908)             (764)
                                                         --------          --------
                                                          $ 2,168           $ 2,424
                                                         ========          ========

The provisions for taxes on income as reported differ from the tax provision computed by applying the statutory federal income tax rate of 34% as follows:

                                                              YEAR ENDED JUNE 30,
                                                  ------------------------------------
                                                    1999          1998          1997
                                                  --------      --------      --------
                                                            ($ in thousands)
      Federal income tax provision on income at
        statutory rate of 34%                     $ 4,638       $ 3,600       $ 2,679
      State taxes, net of federal benefit             702           562           413
      Amortization of excess purchase price over
        fair value of assets acquired                  84            84            81
      Other-net                                       (34)          (61)          (60)
                                                 --------      --------      --------
      Income tax provision                       $  5,390      $  4,185      $  3,113
                                                 ========      ========      ========

                                          45

9. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under non-cancelable operating leases. Most of the Company's facility leases contain options that allow the Company to renew leases for periods that generally range from three to nine years. At June 30, 1999, future minimum rental payments under existing leases were as follows ($ in thousands):


   Year Ending June 30:
	  2000. . . . . . . . . . . .  $12,568
	  2001. . . . . . . . . . . .    8,501
	  2002. . . . . . . . . . . .    4,693
	  2003. . . . . . . . . . . .    2,801
	  2004 and thereafter . . . .    1,046
                                -------
                                $29,609
                                =======
</TABLE


Rent expense was approximately $12.9 million, $10.7 million, and $9.6 million for the years ended June 30, 1999, 1998 and 1997, respectively.

The Company is involved in various legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will result in any material impact on the Company's financial condition and results of operations.

10. EMPLOYEE BENEFITS PLANS

The Company has established a 401(k) savings plan on behalf of its employees.
Employees may contribute up to 20% of their annual compensation to the plan, subject to statutory maximums. The Board of Directors has authorized a 25% matching of employee contributions made to the plan. During fiscal 1999, the Company's matching contribution approximated $79,000.

11. YEAR 2000 ISSUE

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

The Company has addressed its Year 2000 Issue and has modified or replaced portions of its software or hardware as appropriate, so that its computer systems will properly recognize dates beyond December 31, 1999. The Company has also modified or replaced its hardware and software with upgraded or new hardware and software at a cost that has not been material to the Company's operations or financial condition. Further, the Company's operations were not disrupted to any material extent by the Year 2000 Issue with its existing software or hardware or by its activities to address the Year 2000 Issue.

The Company's total cost of addressing its Year 2000 Issue has been approximately $0.25 million (excluding the compensation cost of its existing technology personnel, which would have been incurred anyway). The Company continues to work with its significant suppliers, and management believes that the Company is not significantly vulnerable to third parties' failure to remediate their own Year 2000 Issues. The Company's contingency plan in the event of a widespread Year 2000 failure includes operating the Company's stores on a manual, non-computerized basis.



12. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the fiscal years ended June 30, 1999, 1998 and 1997, are as follows:



                                              THREE MONTHS ENDED                 YEAR ENDED
                             ----------------------------------------------      ----------
                             SEPT 30      DEC 31       MAR 31      JUNE 30         JUNE 30
                             -------     --------     --------    ---------      ----------
                                     ($ in thousands, except per share amounts)
1999:
Revenues                    $ 26,023    $ 28,656      $ 36,009    $ 31,626       $  122,314
Net income                       796       1,116         4,095       2,243            8,250
Diluted earnings per share       .08         .11           .40         .22              .80

1998:
Revenues                    $ 21,694    $ 23,125      $ 29,340    $ 26,035       $  100,194
Net income                       610         824         3,148       1,820            6,402
Diluted earnings per share       .06         .08           .31         .18              .63

1997:
Revenues                    $ 19,022    $ 20,097      $ 26,218    $ 22,055       $   87,392
Net income                       344         519         2,569       1,334            4,766
Diluted earnings per share       .04         .05           .26         .13              .48

</TABLE


The Company's business is seasonal because of the impact of cashing tax refund checks and two other tax-related services -- electronic tax filings and processing applications for refund anticipation loans. The impact of these services is in the third and fourth quarter of the Company's fiscal year.

                                         47

