Form 10-Q
period 1999-09-30
ACE CASH EXPRESS INC/TX
filed 1999-11-15
CIK 849116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ___TO___

                         COMMISSION FILE NUMBER 0-20774

                             ACE CASH EXPRESS, INC.
             (Exact name of registrant as specified in its charter)

                           TEXAS                                                         75-2142963
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)

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

Yes  X          No
   -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                           Class                                                Outstanding as of November 9, 1999
                           -----                                                ----------------------------------

                         Common Stock                                                    10,071,276 shares

                             ACE CASH EXPRESS, INC.



PART I.           FINANCIAL INFORMATION                                                     PAGE NO.

Item 1.           Interim Consolidated Financial Statements:

                  Consolidated Balance Sheets as of
                  September 30, 1999, and June 30, 1999                                          3

                  Interim Unaudited Consolidated Statements of Earnings for the
                  Three Months Ended September 30, 1999 and 1998                                 4

                  Interim Unaudited Consolidated Statements of Cash Flows
                  for the Three Months Ended September 30, 1999 and 1998                         5

                  Notes to Interim Consolidated Financial Statements                             6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                    13


PART II.                   OTHER  INFORMATION


Item 1.           Legal Proceedings                                                             14

Item 2.           Changes in Securities                                                         14

Item 3.           Defaults Upon Senior Securities                                               14

Item 4.           Submission of Matters to a Vote of Security Holders                           14

Item 5.           Other Information                                                             14

Item 6.           Exhibits and Reports on Form 8-K                                              15

                          PART I. FINANCIAL INFORMATION

ITEM 1.           INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                     ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)



                                                                           September 30,          June 30,
                                                                           -------------        ------------
                                                                                1999                1999
                                                                           -------------        ------------
                                                                            (unaudited)
ASSETS

Current Assets
    Cash and cash equivalents                                               $     65,940        $     59,414
    Accounts and notes receivable, net                                             9,529               9,767
    Prepaid expenses and other current assets                                      1,424               1,701
    Inventories                                                                    1,534               1,511
                                                                            ------------        ------------
Total Current Assets                                                              78,427              72,393
                                                                            ------------        ------------

Noncurrent Assets
    Property and equipment, net                                                   30,389              30,372
    Covenants not to compete, net                                                  1,462               1,656
    Excess of purchase price over fair value of assets acquired, net              37,837              36,690
    Other assets                                                                   3,767               4,122
                                                                            ------------        ------------
Total Assets                                                                $    151,882        $    145,233
                                                                            ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Revolving advances                                                      $     48,100        $     40,100
    Accounts payable, accrued liabilities, and other current
     liabilities                                                                  13,675              15,903
    Money order principal payable                                                  5,656               5,340
    Current portion of senior secured notes payable                                4,677               4,226
    Term advances                                                                  2,625               1,969
    Notes payable                                                                    414                 330
                                                                            ------------        ------------
Total Current Liabilities                                                         75,147              67,868
                                                                            ------------        ------------

Noncurrent Liabilities
    Long-term portion of senior secured notes payable                             16,000              16,000
    Term advances                                                                  7,875               8,531
    Other liabilities                                                              4,164               4,560
                                                                            ------------        ------------
Total Liabilities                                                                103,186              96,959
                                                                            ------------        ------------

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $.01 par value, 20,000,000 shares authorized,
  10,068,926 and 10,055,528 shares issued and outstanding,
  respectively                                                                       101                 101
Additional paid-in capital                                                        21,695              21,691
Retained earnings                                                                 26,900              26,482
                                                                            ------------        ------------
Total Shareholders' Equity                                                        48,696              48,274
                                                                            ------------        ------------
Total Liabilities and Shareholders' Equity                                  $    151,882        $    145,233
                                                                            ============        ============


           See notes to the interim consolidated financial statements.

                     ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                INTERIM UNAUDITED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)


                                                                          Three Months Ended
                                                                              September 30,
                                                                    ---------------------------------
                                                                        1999                 1998
                                                                    ------------         ------------
                                                                               (unaudited)
Revenues                                                            $     30,588         $     26,023

Store expenses:
  Salaries and benefits                                                    8,524                7,162
  Occupancy                                                                5,271                4,322
  Depreciation                                                             1,313                1,108
  Other                                                                    7,001                6,129
                                                                    ------------         ------------
Total store expenses                                                      22,109               18,721
                                                                    ------------         ------------
Store gross margin                                                         8,479                7,302
Region expenses                                                            2,373                2,188
Headquarters expenses                                                      1,849                1,563
Franchise expenses                                                           242                  240
Other depreciation and amortization                                          917                  973
Interest expense, net                                                      1,311                  651
Other expenses                                                                83                  361
                                                                    ------------         ------------
Income before income taxes and cumulative effect of
 accounting change                                                         1,704                1,326
Income taxes                                                                 682                  530
                                                                    ------------         ------------
Income before cumulative effect of accounting change                       1,022                  796
Cumulative effect of accounting change, net of income tax
    benefit of $402                                                          603                   --
                                                                    ------------         ------------
Net income                                                          $        419         $        796
                                                                    ============         ============

BASIC EARNINGS PER SHARE:
   Before cumulative effect of accounting change                    $        .10         $        .08
   Cumulative effect of accounting change                                   (.06)                  --
                                                                    ------------         ------------
   Basic earnings per share                                         $        .04         $        .08
                                                                    ============         ============

Weighted average number of common shares outstanding -
    basic EPS                                                             10,061                9,935
                                                                    ============         ============

DILUTED EARNINGS PER SHARE:
   Before cumulative effect of accounting change                    $        .10         $        .08
   Cumulative effect of accounting change                                   (.06)                  --
                                                                    ------------         ------------
   Diluted earnings per share                                       $        .04         $        .08
                                                                    ============         ============

Weighted average number of common and dilutive shares
    outstanding - diluted EPS                                             10,327               10,284
                                                                    ============         ============





           See notes to the interim consolidated financial statements.

                     ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                INTERIM UNAUDITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                    -----------------------------
                                                                        1999             1998
                                                                    ------------     ------------
                                                                            (in thousands)

Cash flows from operating activities:
Net income                                                          $        419     $        796
   Adjustments to reconcile net income to net cash provided
      by operating activities:
   Depreciation and amortization                                           2,231            2,081
   Cumulative effect of accounting change                                  1,004                0
   Deferred revenue                                                         (732)            (486)
   Changes in assets and liabilities:
     Accounts and notes receivable, net                                      238             (525)
     Prepaid expenses                                                        276               34
     Inventories                                                             (22)             711
     Other assets                                                           (942)            (218)
     Accounts payable and other liabilities                               (1,894)           2,124
                                                                    ------------     ------------
       Net cash provided by operating activities                             578            4,517

Cash flows from investing activities:
   Purchases of property and equipment, net                               (1,740)          (1,644)
   Cost of net assets acquired                                            (1,166)          (4,265)
                                                                    ------------     ------------
       Net cash used by investing activities                              (2,906)          (5,909)

Cash flows from financing activities:
   Net borrowings from (repayments to) money order supplier                  316           (1,817)
   Net borrowings from revolving line of credit                            8,000                0
   Term advances from money order supplier                                     0            4,100
   Payment of term advances from money order supplier                          0             (525)
   Net borrowings of acquisition-related notes payable                       535              367
   Proceeds from stock options exercised                                       2              312
                                                                    ------------     ------------
      Net cash provided by financing activities                            8,854            2,437
                                                                    ------------     ------------
Net increase in cash and cash equivalents                                  6,526            1,045
Cash and cash equivalents, beginning of period                            59,414           60,168
                                                                    ------------     ------------
Cash and cash equivalents, end of period                            $     65,940     $     61,213
                                                                    ============     ============

Supplemental disclosures of cash flows information:
   Interest paid                                                    $      1,050     $        189
   Income taxes paid                                                           9              645






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


                                                                                Three Months Ended
                                                                                   September 30,
                                                                       -------------------------------------
                                                                           1999                     1998
                                                                       ------------             ------------
                                                                       (in thousands, except per share data)

         Net income (numerator)                                        $        419             $        796
                                                                       ============             ============

         Reconciliation of denominator:
         Weighted average number of common shares
           outstanding - basic EPS                                           10,061                    9,935
         Effect of dilutive stock options                                       266                      349
                                                                       ------------             ------------
         Weighted average number of common and dilutive
           shares outstanding - diluted EPS                                  10,327                   10,284
                                                                       ============             ============




RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         As required, the Company adopted a new accounting standard, AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," in the first quarter ending September 30, 1999. This standard requires the previously capitalized start-up costs to be recognized as a cumulative effect of change in accounting principle and expensed fully in the quarter. Start-up costs, net of tax, of $0.6 million were expensed in the first quarter ending September 30, 1999.

         The Company is also required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," by its first quarter ending September 30, 2001. This standard requires the Company to record the fair value of its interest-rate swap as an asset or liability in the consolidated balance sheet. Changes in the fair value of the interest-rate swap will be reported as a component of shareholders' equity in the consolidated balance sheet. The fair value of the Company's existing interest-rate swap is $0.9 million as of September 30, 1999.

                     ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                          SUPPLEMENTAL STATISTICAL DATA

                                                          THREE MONTHS ENDED                    YEAR ENDED
                                                             SEPTEMBER 30,                        JUNE 30,
                                                        ----------------------      ------------------------------------
                                                          1999          1998          1999          1998          1996
                                                        --------      --------      --------      --------      --------
                                                             (unaudited)
COMPANY OPERATING AND STATISTICAL DATA:

Company-owned stores in operation:
  Beginning of period                                        798           683           683           617           544
  Acquired                                                     2            17            35            15            46
  Opened                                                      11            30            99            62            45
  Closed                                                      (7)           (7)          (19)          (11)          (18)
                                                        --------      --------      --------      --------      --------
  End of period                                              804           723           798           683           617
                                                        ========      ========      ========      ========      ========

Percentage increase in comparable store revenues
  from prior period (1):                                     7.5%         12.3%         10.8%          6.9%          6.3%

Capital expenditures (in thousands)                     $  1,740      $  1,644      $ 10,089      $  5,742      $  4,868
Cost of net assets acquired (in thousands)              $  1,166      $  4,265      $  8,378      $  4,708      $ 10,766

------------------------------------------------------------------------------------------------------------------------

OPERATING DATA:

Face amount of checks cashed (in millions)              $    831      $    733      $  3,373      $  2,898      $  2,621
Face amount of money orders sold (in millions)          $    397      $    483      $  1,905      $  1,849      $  1,812
Face amount of money orders sold as a percentage
   of the face amount of checks cashed                      47.8%         66.0%         56.5%         63.8%         69.1%
Face amount of average check                            $    312      $    300      $    320      $    305      $    291
Average fee per check                                   $   7.06      $   6.73      $   7.47      $   7.26      $   6.97
Fees as a percentage of average check                       2.26%         2.24%         2.33%         2.38%         2.40%
Number of checks cashed (in thousands)                     2,654         2,438        10,556         9,496         9,020
Number of money orders sold (in thousands)                 3,112         3,591        14,495        14,146        13,608

------------------------------------------------------------------------------------------------------------------------

COLLECTIONS DATA:

Face amount of returned checks (in thousands)           $  3,854      $  2,688      $ 12,442      $ 10,193      $ 10,399
Collections (in thousands)                                 2,259         1,660         7,423         6,301         6,554
                                                        --------      --------      --------      --------      --------
Net write-offs (in thousands)                           $  1,595      $  1,028      $  5,019      $  3,892      $  3,845
                                                        ========      ========      ========      ========      ========

Collections as a percentage of returned checks              58.6%         61.8%         59.7%         61.8%         63.0%
Net write-offs as a percentage of revenues                   5.3%          4.0%          4.1%          3.9%          4.4%
Net write-offs as a percentage of the face amount of
  checks cashed                                              .19%          .14%          .15%          .13%          .15%


     (1) Calculated based on the changes in revenues of all stores open for both of the full year and three month periods compared.

                     ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                    SUPPLEMENTAL STATISTICAL DATA, CONTINUED


                                                                 THREE MONTHS ENDED                    YEAR ENDED
                                                                    SEPTEMBER 30,                       JUNE 30,
                                                              -------------------------         -------------------------
                                                                1999             1998             1999             1998
                                                              --------         --------         --------         --------
                                                                     (unaudited)
CONSUMER LOANS (PAY DAY LOANS):

OPERATING DATA:

Volume (in thousands)                                         $ 31,739         $ 26,916         $105,765         $ 69,182
Average advance                                               $    211         $    197         $    200         $    177
Average finance charge                                        $  29.74         $  29.40         $  30.30         $  27.51
Number of loans made (in thousands)                                132              119              460              338

COLLECTIONS DATA:

Charge-offs (in thousands)                                    $  3,611         $  1,902         $  8,283         $  3,761
Recoveries (in thousands)                                        2,558              763            5,497            1,954
                                                              --------         --------         --------         --------
Net charge-offs (in thousands)                                $  1,053         $  1,139         $  2,786         $  1,807
                                                              ========         ========         ========         ========

Charge-offs as a percentage of pay day loan volume                11.4%             7.1%             7.8%             5.4%
Recoveries as a percentage of charge-offs                         70.9%            40.1%            66.4%            52.0%
Net charge-offs as a percentage of pay day loan
  revenue                                                         26.8%            32.6%            20.0%            19.5%
Net charge-offs as a percentage of pay day loan
  volume                                                           3.3%             4.2%             2.6%             2.6%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


REVENUE ANALYSIS
-------------------------------------------------------------------------------------------------------------------------
                                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                ---------------------------------------------------------
                                                                  1999            1998            1999             1998
                                                                --------        --------        --------         --------
                                                                    ($ IN THOUSANDS)              (PERCENTAGE OF REVENUE)

Check cashing fees                                              $ 18,515        $ 16,199            60.6%            62.3%
Loan fees and interest                                             3,923           3,748            12.8             14.4
Tax check fees                                                       218             202             0.7              0.8
Bill payment services                                              2,335           1,722             7.6              6.6
Money transfer services                                            1,969           1,596             6.4              6.1
Money order fees                                                   1,769             738             5.8              2.8
New customer fees                                                    529             545             1.7              2.1
Franchise revenues                                                   604             496             2.0              1.9
Other fees                                                           726             777             2.4              3.0
                                                                --------        --------        --------         --------
Total revenue                                                   $ 30,588        $ 26,023           100.0%           100.0%
                                                                ========        ========        ========         ========

Average revenue per store                                       $   37.4        $   36.3



Total revenues increased $4.6 million, or 18%, to $30.6 million in the first quarter of fiscal 2000 from $26.0 million in the first quarter of the last fiscal year. This revenue growth resulted, in part, from a $1.8 million, or 7.5%, increase in comparable store revenues (659 stores). The balance of the increase came from stores which were opened or acquired after June 30, 1998, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 81, or 11%, from 723 stores open at September 30, 1998, to 804 stores open at September 30, 1999. The increase in total check cashing fees accounted for 51% of the total revenue increase, the increase in money order fees accounted for 23% of the total revenue increase, and the increase in bill payment services accounted for 13% of the total revenue increase. Check cashing fees increased $2.3 million, or 14%, from the $16.4 million in the first quarter of the last fiscal year to $18.7 million in the first quarter of fiscal 2000. This increase resulted from a 9% increase in the total number of checks cashed and a 5% increase in the average fee per check due to the increase in the average size check.

Money order fees increased $1.0 million, or 140%, as a result of increased money order pricing, which was enabled by the Company's new Credit Agreement and the new money order agreement with Travelers Express Company, Inc. that became effective in mid-December 1998. Money order volume declined compared to the same period last year as a result of increased retail pricing on money orders. Bill payment services revenue increased $0.6 million, or 35.6%, principally as a result of growth in payment revenue from existing bill payment contracts.

STORE EXPENSE ANALYSIS
-------------------------------------------------------------------------------------------------------------------------
                                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                ---------------------------------------------------------
                                                                  1999            1998            1999             1998
                                                                --------        --------        --------         --------
                                                                    ($ IN THOUSANDS)             (PERCENTAGE OF REVENUE)

Salaries and benefits                                           $  8,524        $  7,162            27.9%            27.5%
Occupancy                                                          5,271           4,322            17.2             16.6
Armored and security                                               1,411           1,186             4.6              4.6
Returns and cash shorts                                            2,471           1,729             8.1              6.6
Loan losses                                                        1,053           1,139             3.4              4.4
Depreciation                                                       1,313           1,108             4.3              4.2
Other                                                              2,066           2,075             6.8              8.0
                                                                --------        --------        --------         --------
Total store expense                                             $ 22,109        $ 18,721            72.3%            71.9%
                                                                ========        ========        ========         ========

Average per store expense                                       $   27.6        $   26.6




Total store expenses increased $3.4 million, or 18%, to $22.1 million in the first quarter of fiscal 2000 from $18.7 million in the first quarter of the last fiscal year. Total store expenses increased slightly as a percentage of revenues to 72.3% in the first quarter of fiscal 2000 from 71.9% in the first quarter of the last fiscal year. The total of salaries and benefits, occupancy costs, and armored and security expenses increased $2.5 million, or 20%, primarily as a result of the increased number of stores in operation and the expensing of center start-up costs which were previously capitalized. Returned checks, net of collections, and cash shortages increased $0.7 million, and increased as a percentage of revenues to 8.1% in the first quarter of fiscal 2000 from 6.6% in the first quarter of fiscal 1999 due to the Company cashing a higher number of forgeries (lost or stolen checks) than the Company cashed in the comparable quarter of fiscal 1999.



OTHER EXPENSES ANALYSIS
-------------------------------------------------------------------------------------------------------------------------
                                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                                ---------------------------------------------------------
                                                                  1999            1998            1999             1998
                                                                --------        --------        --------         --------
                                                                    ($ IN THOUSANDS)             (PERCENTAGE OF REVENUE)

Region expenses                                                    2,373        $  2,188             7.8%             8.4%
Headquarters expenses                                              1,849           1,563             6.0              6.0
Franchise expenses                                                   242             240             0.8              0.9
Other depreciation and amortization                                  917             973             3.0              3.7
Interest expense, net                                              1,311             651             4.3              2.5
Other expenses                                                        83             361             0.3              1.4



Region Expenses

Region expenses increased $0.2 million, or 8%, in the first quarter of fiscal 2000 over the first quarter of the last fiscal year. Region expenses decreased as a percentage of revenues, however, from 8.4% in the first quarter of the last fiscal year to 7.8% in the first quarter of fiscal 2000.

Headquarters Expenses

Headquarters expenses increased $0.3 million, or 18%, in the first quarter of fiscal 2000 over the first quarter of the last fiscal year. Headquarters expenses as a percentage of revenues, 6%, were the same as the first quarter of the last fiscal year.

Franchise Expenses

Franchise expenses remained relatively unchanged for the first quarter of fiscal 2000 compared to the first quarter of the last fiscal year.

Other Depreciation and Amortization

Other depreciation and amortization decreased $0.1 million, or 6%, in the first quarter of fiscal 2000 from the first quarter of the last fiscal year, principally due to the change in accounting principle adopted in the first quarter of fiscal 2000, whereby unamortized start-up costs are no longer capitalized, but fully expensed.

Interest Expense

Interest expense, net of interest income, increased $0.7 million, or 101%, in the first quarter of fiscal 2000 compared to the first quarter of the last fiscal year. This increase was principally the result of an increase in borrowings used to finance store openings and acquisitions and borrowings required to replace the deferred money order remittances formerly used by the Company under its previous money order agreement (which was replaced during mid-December 1998).

Other Expenses

Other expenses decreased $0.3 million, or 77%, in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. Other expenses for the first quarter of fiscal 1999 included approximately $0.2 million of store closing costs and $0.1 million incurred to address the Company's Year 2000 conversion.

Income Taxes

A total of $0.7 million was provided for income taxes in the first quarter of fiscal 2000, up from $0.5 million in the first quarter of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions. The effective income tax rate was 40.0% for the first quarter of fiscal 2000, unchanged from the first quarter of the last fiscal year.

Cumulative Effect of Accounting Change

Effective July 1, 1999, the Company adopted the new accounting standard, AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," resulting in a cumulative effect on net income of $0.6 million net of an income tax benefit of $0.4 million.

BALANCE SHEET VARIATIONS

Cash and cash equivalents, the money order principal payable, and the revolving advances vary because of seasonal and day-to-day requirements resulting from maintaining cash for cashing checks and making loans, receipts of cash from the sale of money orders, loan volume, and remittances for money orders sold. For the three months ended September 30, 1999, cash and cash equivalents increased $6.5 million compared to an increase of $1.0 million for the three months ended September 30, 1998.

Property and equipment increased by $1.8 million, and the excess purchase price over the fair value of net assets acquired increased $1.2 million, as a result of the 11 stores opened in and the acquisition of two stores during the three months ended September 30, 1999, offset by related depreciation and amortization. Accounts and notes receivable decreased $0.2 million, primarily due to increased collections of accounts and notes receivable. Accounts payable and other liabilities decreased $1.9 million, primarily due to the payment of fiscal year 1999 annual performance bonuses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

During the three months ended September 30, 1999 and 1998, the Company had net cash provided by operating activities of $0.6 million and $4.5 million, respectively. The change in cash flows from operating activities resulted from a $1.0 million earn-out related to a September 1998 acquisition and is payable in the quarter ending December 31, 1999 and fluctuations in various operating liabilities due to the timing of payments to third party agents.

Cash Flows from Investing Activities

During the three months ended September 30, 1999 and 1998, the Company used $1.7 million and $1.6 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Capital expenditures related to acquisitions amounted to $1.2 million and $4.3 million, respectively, for the three months ended September 30, 1999 and 1998.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended September 30, 1999, was $8.9 million. The Company increased its borrowings under it bank credit agreement by $8.3 million due to the timing of remittances on money order sales. Acquisition-related notes payable to sellers increased by $0.5 million during the three months ended September 30, 1999. Net cash provided by financing activities for the three months ended September 30, 1998, was $2.4 million.

The credit facilities available to the Company under its existing credit agreement with a syndicate of banks, led by Wells Fargo Bank (Texas), National Association since mid-December 1998, are a revolving line-of-credit facility of $110 million and a term-loan facility of $35 million. The revolving line-of-credit facility replaced the deferred money order remittances and revolving-advance facility formerly used by the Company under the previous money order agreement, and the term-loan facility replaced the term advance facility under the previous money order agreement. Borrowings under the revolving line-of-credit facility may be used for working capital and general corporate purposes, and borrowings under the term-loan facility may be used for store construction and relocation and other capital expenditures, including acquisitions, and refinancing other debt. The Company had borrowed $48.1 million under its revolving facility and $10.5 million under its term-loan facility as of September 30, 1999.

The Company's borrowings under the revolving facility bear interest at a variable annual rate equal to, at the Company's discretion, either the prime rate publicly announced by Wells Fargo Bank or the London InterBank Offered Rate (LIBOR) plus 0.75%. The Company's borrowings under the term-loan facility bear interest at a variable annual rate equal to, at the Company's discretion, either the prime rate publicly announced by Wells Fargo Bank plus 0.25% or LIBOR plus 1.75%. Interest is generally payable monthly, except on LIBOR-rate borrowings; interest on LIBOR-rate borrowings is payable every 30, 60, or 90 days, depending on the period selected by the Company. Under the credit agreement, the Company must also pay a commitment fee equal to 0.2% of the unused portion of the revolving line-of-credit facility and 0.45% of the unused portion of the term-loan facility.

To reduce its risk of greater interest expense upon a rise in the prime rate or LIBOR, the Company has entered into three interest-rate swap agreements with Bank of America. Those agreements effectively convert a portion of the Company's floating-rate interest obligations to fixed-rate interest obligations. With respect to the revolving line-of-credit facility, the first notional amount is $33 million for a two-year period that began January 4, 1999, and the second notional amount is $10 million for a sixteen-month period that began September 3, 1999. The third notional amount under the term-loan facility is currently $10.25 million in calendar year 1999, with decreases in calendar year 2000 corresponding to term-loan payments due from the Company. The notional amounts were determined based on the Company's minimum projected borrowings during calendar years 1999 and 2000. The fixed rate applicable to the notional amount of $33 million under the revolving line-of-credit facility is 5.14% for calendar year 1999 and 5.23% for calendar year 2000. The fixed rate applicable to the notional amount of $10 million under the revolving line-of-credit facility is 6.00% for the rest of calendar year 1999 and for calendar year 2000. The fixed rate applicable to the notional amount under the term-loan facility is 6.23% for calendar year 1999 and 6.38% for calendar year 2000.

The Company is required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," by its first quarter ending September 30, 2001. This standard requires the Company to record the fair value of its interest-rate swap as an asset or liability in the consolidated balance sheet. Changes in the fair value of the interest-rate swap will be reported as a component of shareholders' equity in the consolidated balance sheet. The fair value of the Company's existing interest-rate swap is $0.9 million as of September 30, 1999.

Stock Repurchase Program

In August 1999, the Company's Board of Directors authorized the repurchase from time to time of up to approximately $4 million of the company's Common Stock in the open market or in negotiated transactions. This stock repurchase program will remain in effect unless discontinued by the Board of Directors. As of November 4, 1999, the Company had purchased 28,300 shares at an average price of $14.36 per share.

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

RENEWAL OF CREDIT FACILITIES

Because the existing credit agreement contemplates that the Company's revolving line-of-credit and term-loan facilities will expire in mid-December 1999, the Company has been negotiating with Wells Fargo Bank (Texas), National Association, as agent for the bank lending syndicate, to renew those facilities. The Company's management believes that those facilities will be renewed, without any material effect on the company, in mid-December 1999.

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

FORWARD-LOOKING STATEMENTS

This Report may contain, and from time to time the Company or certain of its representatives may make, "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as "anticipate," "expect," "estimate," "believe," "intend," and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company's control and may not even be predictable. Those risks, uncertainties, and other factors could cause the actual results to differ materially from those reflected in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to, the following matters described in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission: the availability of financing for operations; governmental regulation of the check-cashing industry; theft and employee errors; the availability of suitable locations, acquisition opportunities, adequate financing, and experienced management employees to implement the Company's growth strategy; the fragmentation of the check-cashing industry and the competition from various other sources, such as banks, savings and loans, and other financial services entities, as well as retail businesses that offer products and services offered by the Company; and customer demand and response to products and services offered by the Company. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, particularly including changes in interest rates that might affect the costs of its financing under its credit agreement. To mitigate the risks of changes in interest rates, the Company utilizes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes.

To reduce its risk of greater interest expense upon a rise in the prime rate or LIBOR, the Company has entered into three interest-rate swap agreements with Bank of America. Those agreements effectively convert a portion of the Company's floating-rate interest obligations to fixed-rate interest obligations, as described above under "Management's Discussion and Analysis of financial Condition and Results of Operations - Liquidity and Capital Resources."

The fair value of the Company's existing interest-rate swap is $0.9 million as of September 30, 1999.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the lawsuit filed against the Company in California, Bryan Meegan v. Ace Cash Express, Inc., the Company negotiated a settlement with the plaintiff and the purported class in June 1999. That settlement, which contemplates the Company's payment of an amount not material to the Company's financial condition or operation, is subject to approval by the court. The Company believes that the settlement will be approved. The court hearing to consider that settlement is scheduled for November 19, 1999.

The lawsuit filed against the Company in Arkansas is now styled Mike Kenney and Angie Gwatney v. Ace Cash Express, Inc. because of the recent addition of a named plaintiff. The Company and the plaintiffs have conducted discovery and, particularly within the last week, have had significant discussions about settlement. The Company has determined that, if the court were to certify this lawsuit as a class action and if all of the plaintiffs' allegations on behalf of the class were proven at trial, the Company's maximum exposure in this lawsuit would be approximately $3.6 million plus attorneys' fees awarded by the court. Nevertheless, there has been no court hearing regarding class certification, and the Company continues to deny all of the allegations and intends to continue to vigorously defend this lawsuit. Further, based on the results of discovery, the parties' discussions, and developments in other lawsuits in Arkansas against other providers of payday loans or deferred-presentment transactions, the Company and its counsel believe that there is a high probability that this lawsuit could be settled for an amount that is significantly lower than the Company's maximum exposure.

There have been no material developments in the lawsuit filed against the Company in Florida, Gary M. Kane and Wendy Betts v. Ace Cash Express, Inc. et al. See "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 27 *               Financial Data Schedule (EDGAR version only)

         -----------------
         * Filed herewith

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          ACE CASH EXPRESS, INC.

November 15, 1999                                       By: /s/ Jay B. Shipowitz
                                                   Senior Vice President and CFO
                                                    (Duly authorized officer and
                                                   principal financial and chief
                                                             accounting officer)

                                                       By: /s/ Debra A. Bradford
                                                       Vice President of Finance

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

  27                          Financial Data Schedule