Form 10-Q
period 1999-12-31
ACE CASH EXPRESS INC/TX
filed 2000-02-11
CIK 849116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

Yes    X          No
      ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                 Outstanding as of February 4, 2000

  Common Stock                                      10,136,662  shares

                             ACE CASH EXPRESS, INC.



PART I.           FINANCIAL INFORMATION                                                             PAGE NO.

Item 1.           Interim Consolidated Financial Statements:

                  Consolidated Balance Sheets as of
                  December 31, 1999, and June 30, 1999                                                  3

                  Interim Unaudited Consolidated Statements of Earnings for the
                  Three and Six Months Ended December 31, 1999 and 1998                                 4

                  Interim Unaudited Consolidated Statements of Cash Flows
                  for the Six Months Ended December 31, 1999 and 1998                                   5

                  Notes to Interim Consolidated Financial Statements                                    6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                             9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                           15


PART II.          OTHER INFORMATION


Item 1.           Legal Proceedings                                                                    15

Item 2.           Changes in Securities                                                                15

Item 3.           Defaults Upon Senior Securities                                                      15

Item 4.           Submission of Matters to a Vote of Security Holders                                  16

Item 5.           Other Information                                                                    16

Item 6.           Exhibits and Reports on Form 8-K                                                     16

                          PART I. FINANCIAL INFORMATION

ITEM 1.           INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                     ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                         December 31,         June 30,
                                                                         -------------     -------------
                                                                             1999              1999
                                                                         -------------     -------------
                                                                          (unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                                            $      96,844     $      59,414
    Accounts and notes receivable, net                                          11,062             9,767
    Prepaid expenses and other current assets                                    1,399             1,701
    Inventories                                                                  1,457             1,511
                                                                         -------------     -------------
Total Current Assets                                                           110,762            72,393
                                                                         -------------     -------------

Noncurrent Assets
    Property and equipment, net                                                 31,721            30,372
    Covenants not to compete, net                                                1,236             1,656
    Excess of purchase price over fair value of assets acquired, net            37,482            36,690
    Other assets                                                                 3,725             4,122
                                                                         -------------     -------------
Total Assets                                                             $     184,926     $     145,233
                                                                         =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Revolving advances                                                   $      85,100     $      40,100
    Accounts payable, accrued liabilities, and other current
    liabilities                                                                 13,029            15,903
    Money order principal payable                                                6,609             5,340
    Current portion of senior secured notes payable                              4,180             4,226
    Term advances                                                                  656             1,969
    Notes payable                                                                  210               330
                                                                         -------------     -------------
Total Current Liabilities                                                      109,784            67,868
                                                                         -------------     -------------

Noncurrent Liabilities
    Long-term portion of senior secured notes payable                           12,000            16,000
    Term advances                                                                9,844             8,531
    Other liabilities                                                            3,584             4,560
                                                                         -------------     -------------
Total Liabilities                                                              135,212            96,959
                                                                         -------------     -------------

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none
  issued and outstanding                                                            --                --
Common stock, $.01 par value, 20,000,000 shares authorized,
  10,070,187 and 10,055,528 shares issued and outstanding,
  respectively                                                                     101               101
Additional paid-in capital                                                      21,308            21,691
Retained earnings                                                               28,305            26,482
                                                                         -------------     -------------
Total Shareholders' Equity                                                      49,714            48,274
                                                                         -------------     -------------
Total Liabilities and Shareholders' Equity                               $     184,926     $     145,233
                                                                         =============     =============

          See notes to the interim consolidated financial statements.

                     ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                INTERIM UNAUDITED
                       CONSOLIDATED STATEMENTS OF EARNINGS
                      (in thousands, except per share data)


                                                     Three Months Ended          Six Months Ended
                                                         December 31,              December 31,
                                                   -----------------------   ------------------------
                                                      1999         1998        1999           1998
                                                   ----------   ----------   ----------    ----------

Revenues                                           $   32,284   $   28,656   $   62,872    $   54,679

Store expenses:
  Salaries and benefits                                 8,829        8,095       17,352        15,257
  Occupancy                                             5,089        4,537       10,360         8,859
  Depreciation                                          1,205        1,145        2,518         2,253
  Other                                                 7,445        6,361       14,447        12,490
                                                   ----------   ----------   ----------    ----------
Total store expenses                                   22,568       20,138       44,677        38,859
                                                   ----------   ----------   ----------    ----------
Store gross margin                                      9,716        8,518       18,195        15,820
Region expenses                                         2,631        2,377        5,004         4,565
Headquarters expenses                                   1,808        1,871        3,657         3,434
Franchise expenses                                        270          404          511           644
Other depreciation and amortization                       887        1,052        1,804         2,025
Interest expense, net                                   1,519          889        2,830         1,540
Other expenses                                            263           67          346           428
                                                   ----------   ----------   ----------    ----------
Income before income taxes and cumulative effect
  of accounting change                                  2,338        1,858        4,043         3,184
Income taxes                                              935          742        1,617         1,272
                                                   ----------   ----------   ----------    ----------
Income before cumulative effect of accounting
  change                                                1,403        1,116        2,426         1,912
Cumulative effect of accounting change, net of
   income tax benefit of $402                              --           --         (603)           --
                                                   ----------   ----------   ----------    ----------
Net income                                         $    1,403   $    1,116   $    1,823    $    1,912
                                                   ==========   ==========   ==========    ==========

EBITDA (1) (2)                                     $    6,212   $    4,987   $   11,556    $    9,282
                                                   ==========   ==========   ==========    ==========

BASIC EARNINGS PER SHARE:
  Before cumulative effect of accounting change    $     0.14   $     0.11   $     0.24    $     0.19
  Cumulative effect of accounting change                   --           --         (.06)           --
                                                   ----------   ----------   ----------    ----------
  Basic earnings per share                         $     0.14   $     0.11   $     0.18    $     0.19
                                                   ==========   ==========   ==========    ==========

  Weighted average number of common shares
     outstanding - basic EPS                           10,060        9,965       10,060         9,950
                                                   ==========   ==========   ==========    ==========

DILUTED EARNINGS PER SHARE
   Before cumulative effect of accounting change   $     0.14   $     0.11   $     0.24    $     0.19
   Cumulative effect of accounting change                  --           --         (.06)           --
                                                   ----------   ----------   ----------    ----------
   Diluted earnings per share                      $     0.14   $     0.11   $     0.18    $     0.19
                                                   ==========   ==========   ==========    ==========

   Weighted average number of common and
      dilutive shares outstanding - diluted EPS        10,367       10,283       10,343        10,284
                                                   ==========   ==========   ==========    ==========

(1) Before cumulative effect of accounting change recorded in the three months ended September 30, 1999.
(2) EBITDA also excludes non-cash expenses in connection with store closings which were recorded in other expenses for the three and six months ended December 31, 1999 and 1998.


          See notes to the interim consolidated financial statements.

                     ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                INTERIM UNAUDITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    SIX MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                             --------------------------
                                                                                1999             1998
                                                                             ----------      ----------
                                                                                    (in thousands)

Cash flows from operating activities:
Net income                                                                   $    1,823      $    1,912

   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                  4,322           4,282
   Cumulative effect of accounting change                                         1,004               0
   Deferred revenue                                                              (1,300)           (941)
Changes in assets and liabilities:
   Accounts and notes receivable, net                                            (1,295)           (885)
   Prepaid expenses and other current assets                                        302          (1,238)
   Inventories                                                                       54             848
   Other assets                                                                    (730)         (1,651)
   Accounts payable and other liabilities                                        (2,549)          1,737
                                                                             ----------      ----------
          Net cash provided by operating activities                               1,631           4,064

Cash flows from investing activities:
   Purchases of property and equipment, net                                      (4,825)         (3,560)
   Cost of net assets acquired                                                   (1,095)         (6,234)
                                                                             ----------      ----------
          Net cash used by investing activities                                  (5,920)         (9,794)

Cash flows from financing activities:
   Net borrowings from (repayments to) money order supplier                       1,269          17,629
   Net borrowings from revolving line-of-credit                                  45,000          10,500
   Term advances from money order supplier                                            0               0
   Payment of term advances from money order supplier                                 0          (7,073)
   Net borrowings (repayments) of acquisition-related notes payable                (120)              0
   Net decrease in notes payable                                                 (4,046)            (97)
   Proceeds from stock options exercised                                            414             373
   Stock repurchase                                                                (797)              0
                                                                             ----------      ----------
          Net cash provided by financing activities                              41,720          21,332
                                                                             ----------      ----------
Net increase in cash and cash equivalents                                        37,430          15,602
Cash and cash equivalents, beginning of period                                   59,414          60,168
                                                                             ----------      ----------
Cash and cash equivalents, end of period                                     $   96,844      $   75,770
                                                                             ==========      ==========

Supplemental disclosures of cash flows information:
   Interest paid                                                             $    3,222      $    1,523
   Income taxes paid                                                                727           1,233







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


                                                   Three Months Ended      Six Months Ended
                                                      December 31,            December 31,
                                                  -------------------     -------------------
                                                    1999       1998        1999        1998
                                                  -------     -------     -------     -------
                                                      (in thousands, except per share data)

Net income (numerator)                            $ 1,403     $ 1,116     $ 1,823     $ 1,912
                                                  =======     =======     =======     =======

Reconciliation of denominator:
  Weighted average number of common shares
     outstanding - basic EPS                       10,060       9,965      10,060       9,950
  Effect of dilutive stock options                    307         318         283         334
                                                  -------     -------     -------     -------
  Weighted average number of common and
    dilutive shares outstanding - diluted EPS      10,367      10,283      10,343      10,284
                                                  =======     =======     =======     =======

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     As required, the Company adopted a new accounting standard, AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," in the first quarter ended September 30, 1999. This standard requires the previously capitalized start-up costs to be recognized as a cumulative effect of change in accounting principle and expensed fully in the quarter. Start-up costs, net of tax, of $0.6 million were expensed in the first quarter ended September 30, 1999.

     The Company is also required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," by its first quarter ending September 30, 2001. This standard requires the Company to record the fair value of its interest-rate swap as an asset or liability in the consolidated balance sheet. Changes in the fair value of the interest-rate swap will be reported as a component of shareholders' equity in the consolidated balance sheet. The fair value of the Company's existing interest-rate swap is $1.0 million as of December 31, 1999.

                     ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                          SUPPLEMENTAL STATISTICAL DATA


                                              Three Months Ended         Six Months Ended
                                                  December 31,              December 31,                Year Ended June 30,
                                             ---------------------     ---------------------     ----------------------------------
                                               1999         1998         1999         1998         1999         1998         1997
                                             --------     --------     --------     --------     --------     --------     --------
COMPANY OPERATING AND STATISTICAL DATA:

Company-owned stores in operation:
  Beginning of period                             804          723          798          683          683          617          544
  Acquired                                          1            2            3           19           35           15           46
  Opened                                           20           17           31           47           99           62           45
  Closed                                           (8)          (7)         (15)         (14)         (19)         (11)         (18)
                                             --------     --------     --------     --------     --------     --------     --------
  End of period                                   817          735          817          735          798          683          617
                                             ========     ========     ========     ========     ========     ========     ========

Percentage increase in comparable store
  revenues from prior period (1)                  7.4%        11.3%         7.4%        11.8%        10.8%         6.9%         6.3%

Capital expenditures (in thousands)          $  3,077     $  1,916     $  4,825     $  3,560     $ 10,089     $  5,742     $  4,868
Cost of net assets acquired (in thousands)   $     45     $  1,969     $  1,095     $  6,234     $  8,378     $  4,708     $ 10,766

OPERATING DATA:

Face amount of checks cashed (in millions)   $    909     $    831     $  1,746     $  1,564     $  3,373     $  2,898     $  2,621
Face amount of money orders sold
  (in millions)                              $    387     $    529     $    783     $  1,012     $  1,905     $  1,849     $  1,812
Face amount of money orders sold as a
  percentage of the face amount of
  checks cashed                                  42.5%        63.7%        44.8%        64.7%        56.5%        63.8%        69.1%
Face amount of average check                 $    315     $    303     $    314     $    302     $    320     $    305     $    291
Average fee per check                        $   7.02     $   6.63     $   7.00     $   6.68     $   7.47     $   7.26     $   6.97
Number of checks cashed (in thousands)          2,886        2,744        5,551        5,182       10,556        9,496        9,020
Number of money orders sold (in thousands)      3,034        3,806        6,146        7,397       14,495       14,146       13,608

COLLECTIONS DATA:

Face amount of returned checks (in
  thousands)                                 $  4,207     $  3,142     $  8,061     $  5,830     $ 12,442     $ 10,193     $ 10,399
Collections (in thousands)                      2,541        1,832        4,801        3,492        7,423        6,301        6,554
                                             --------     --------     --------     --------     --------     --------     --------
Net write-offs (in thousands)                $  1,666     $  1,310     $  3,260     $  2,338     $  5,019     $  3,892     $  3,845
                                             ========     ========     ========     ========     ========     ========     ========

Collections as a percentage of returned
  checks                                         60.4%        58.3%        59.6%        59.9%        59.7%        61.8%        63.0%
Net write-offs as a percentage of revenues        5.3%         4.6%         5.3%         4.3%         4.1%         3.9%         4.4%
Net write-offs as a percentage of the face
  amount of checks cashed                         .18%         .16%         .19%         .15%         .15%         .13%         .15%



(1) Calculated based on the change in revenues of all stores open for both the full year and the interim periods compared.

                     ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                    SUPPLEMENTAL STATISTICAL DATA, CONTINUED


                                       Three Months Ended       Six Months Ended              Year Ended
                                           December 31,            December 31,                 June 30,
                                      --------------------------------------------------------------------------------
                                        1999        1998        1999        1998        1999       1998          1997
                                      --------    --------    --------    --------    --------    --------    --------
SMALL CONSUMER LOANS:

OPERATING DATA:

Volume (in thousands)                 $ 30,196    $ 26,892    $ 61,963    $ 53,808    $105,765    $ 69,182    $ 39,336
Average advance                       $    217    $    198    $    214    $    197    $    200    $    177    $    147
Average finance charge                $  33.53    $  30.20    $  31.62    $  29.80    $  30.30    $  27.51    $  25.03
Number of loans made (in thousands)        121         118         253         237         460         338         229

COLLECTIONS DATA:

Charge-offs (in thousands)            $  3,232    $  2,044    $  6,842    $  3,947    $  8,283    $  3,761    $  2,307
Recoveries (in thousands)                2,262       1,281       4,820       2,044       5,497       1,954       1,124
                                      --------    --------    --------    --------    --------    --------    --------
Net charge-offs (in thousands)        $    970    $    763    $  2,022    $  1,903    $  2,786    $  1,807    $  1,183
                                      ========    ========    ========    ========    ========    ========    ========

Charge-offs as a percentage of
  small consumer  loan volume             10.7%        7.6%       11.0%        7.3%        7.8%        5.4%        5.9%
Recoveries as a percentage of
  charge-offs                             70.0%       62.7%       70.4%       51.8%       66.4%       52.0%       48.7%
Net charge-offs as a percentage of
 small consumer  loan volume              24.0%       21.4%       25.4%       26.9%       20.0%       19.5%       20.7%
Net charge-offs as a percentage of
 small consumer  loan volume               3.2%        2.8%        3.3%        3.5%        2.6%        2.6%        3.0%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


REVENUE ANALYSIS
-----------------------------------------------------------------------------------------------------------------
                                       THREE MONTHS ENDED DECEMBER 31,          SIX MONTHS ENDED DECEMBER 31,
                                 --------------------------------------    --------------------------------------
                                  (IN THOUSANDS)        (PERCENTAGE OF     (IN THOUSANDS)       (PERCENTAGE OF
                                                           REVENUE)                                 REVENUE)
                                  1999      1998      1999       1998       1999      1998       1999      1998
                                 -------   -------   -------    -------    -------   -------   -------    -------

Check cashing fees               $20,215   $18,118      62.6%      63.2%   $38,730   $34,317      61.6%      62.8%
Loan fees and interest             4,042     3,649      12.5       12.7      7,965     7,397      12.7       13.5
Tax check fees                        90        77       0.3        0.3        309       279       0.5        0.5
Bill payment services              2,388     2,144       7.4        7.5      4,722     3,866       7.5        7.1
Money transfer services            1,951     1,802       6.0        6.3      3,920     3,398       6.2        6.2
Money order fees                   1,739       873       5.4        3.1      3,508     1,611       5.6        2.9
New customer fees                    541       583       1.7        2.0      1,070     1,128       1.7        2.1
Franchise revenues                   649       630       2.0        2.2      1,252     1,126       2.0        2.1
Other fees                           669       780       2.1        2.7      1,396     1,557       2.2        2.8
                                 -------   -------   -------    -------    -------   -------   -------    -------
Total revenue                    $32,284   $28,656     100.0%     100.0%   $62,872   $54,679     100.0%     100.0%
                                 =======   =======   =======    =======    =======   =======   =======    =======

Average revenue per store
(excluding franchise revenues)   $  39.0   $  38.4                $76.3    $  75.5

-----------------------------------------------------------------------------------------------------------------

                               QUARTER COMPARISON

Total revenues increased $3.6 million, or 13%, to $32.3 million in the second quarter of fiscal 2000 from $28.7 million in the second quarter of the last fiscal year. This revenue growth resulted, in part, from a $1.9 million, or 7.4%, increase in comparable store revenues (651 stores). The balance of the increase came from stores which were opened or acquired after June 30, 1998, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 82, or 11%, from 735 stores opened at December 31, 1998, to 817 stores opened at December 31, 1999. The increase in total check cashing fees accounted for 58% of the total revenue increase; the increase in money order fees accounted for 24% of the increase; the increase in loan fees and interest accounted for 11% of the total revenue increase; and the increase in bill payment services accounted for 7% of the total revenue increase.

Check cashing fees and tax check fees combined increased $2.1 million, or 12%, to $20.3 million in the second quarter of fiscal 2000 from $18.2 million in the second quarter of the last fiscal year. This increase resulted from a combination of a 5% increase in the total number of checks cashed and a 6% increase in the average fee per check due to an increase in the average size check. Money order fees increased $0.9 million, or 99%, as a result of increased money order pricing, which was enabled by the Company's credit agreement with a syndicate of banks and its money order agreement with Travelers Express Company, Inc., which both became effective in mid-December 1998. Money order volume declined during the second quarter of this fiscal year, compared to the same period last fiscal year, as a result of increased retail pricing on money orders. Loan fees and interest increased $0.4 million, or 11%, as a result of an increase in the number of stores offering the Company's small consumer loans to 339 stores at December 31, 1999, as compared to 290 stores at December 31, 1998. Bill payment services increased $0.2 million, or 11%, principally as a result of growth in payment revenue from existing bill payment contracts.

                              SIX MONTH COMPARISON

Total revenues increased $8.2 million, or 15%, to $62.9 million in the first six months of fiscal 2000 from $54.7 million in the first six months of the last fiscal year. This revenue growth resulted, in part, from a $3.7 million, or 7.4%, increase in comparable store revenues (651 stores). The balance of the increase came from stores which were opened or acquired after June 30, 1998, and were therefore not open for both of the full periods compared. The increase in total check cashing fees accounted for 54% of the total revenue increase; the increase in money order fees accounted for 23% of the increase; the increase in bill payment services accounted for 10% of the total revenue increase; the increase in loan fees and interest accounted for 7% of the total revenue increase; and the increase in money transfer services accounted for 6% of the total revenue increase.

Check cashing fees and tax check fees combined increased $4.4 million, or 13%, to $39.0 million in the first six months of fiscal 2000 from $34.6 million in the first six months of the last fiscal year. This increase resulted from a combination of a 6% increase in the total number of checks cashed and a 5% increase in the average fee per check due to an increase in the average size check. Money order fees increased $1.9 million, or 118%, as a result of increased money order pricing, which was enabled by the Company's credit agreement with a syndicate of banks and its money order agreement with Travelers Express Company, Inc., which both became effective in mid-December 1998. Money order volume declined during the second quarter of this fiscal year, compared to the same period of the last fiscal year, as a result of increased retail pricing on money orders. Loan fees and interest increased $0.6 million, or 8%, as a result of an increase in the number of stores offering the Company's small consumer loans to 339 stores at December 31, 1999, as compared to 290 stores at December 31, 1998. Bill payment services increased $0.9 million, or 22%, principally as a result of growth in payment revenue from existing bill payment contracts.


STORE EXPENSE ANALYSIS
-----------------------------------------------------------------------------------------------------------------------
                                    THREE MONTHS ENDED DECEMBER 31,                  SIX MONTHS ENDED DECEMBER 31,
                            -----------------------------------------------  ------------------------------------------
                                                     (PERCENTAGE OF                                  (PERCENTAGE OF
                               (IN THOUSANDS)            REVENUE)             (IN THOUSANDS)             REVENUE)
                              1999       1998        1999        1998        1999       1998        1999         1998
                            --------   --------    --------    --------    --------   --------    --------    --------

Salaries and benefits       $  8,828      8,095    $   27.4%       28.2%   $ 17,352   $ 15,257        27.6%       27.9%
Occupancy                      5,089      4,537        15.8        15.8      10,360      8,859        16.5        16.2
Armored and security           1,402      1,278         4.3         4.5       2,813      2,464         4.5         4.5
Returns and cash shorts        2,365      2,235         7.3         7.8       4,836      3,964         7.7         7.3
Loan losses                      970        763         3.0         2.7       2,023      1,902         3.2         3.5
Depreciation                   1,205      1,145         3.7         4.0       2,518      2,253         4.0         4.1
Other                          2,710      2,085         8.4         7.3       4,776      4,160         7.6         7.6
                            --------   --------    --------    --------    --------   --------    --------    --------
Total store expenses        $ 22,568   $ 20,138        69.9%       70.3%   $ 44,677   $ 38,859        71.1%       71.1%
                            ========   ========    ========    ========    ========   ========    ========    ========


Average per store expense   $   27.8   $   27.6                            $   55.3   $   54.8


                               QUARTER COMPARISON

Total store expenses increased $2.4 million, or 12%, to $22.6 million in the second quarter of fiscal 2000 from $20.2 million in the second quarter of the last fiscal year. Store expenses decreased as a percentage of revenues, decreasing to 69.9% in the second quarter of fiscal 2000 from 70.3% in the second quarter of the last fiscal year. Salaries and benefits expenses, occupancy costs, and armored and security expenses increased primarily as a result of the increased number of stores in operation. Returned checks, (net of collections), loan losses and cash shortages increased $0.3 million in the second quarter of fiscal 2000, compared to the second quarter of the last fiscal year as a result of the increased number of stores. Other store expenses increased $0.6 million, or 30%, primarily as a result of the increased number of stores in operation and the expensing of new store start-up costs which were previously capitalized.

                              SIX MONTH COMPARISON

Total store expenses increased $5.8 million, or 15%, to $44.7 million in the first six months of fiscal 2000 from the $38.9 million in the first six months of the last fiscal year. Store expenses remained flat as a percentage of revenues at 71.1% for the first six months of fiscal 2000 compared to the first six months of the last fiscal year. Salaries and benefits expenses, occupancy costs, and armored and security expenses increased primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $0.9 million, or 22%, in the first six months of fiscal 2000, compared to the first six months of fiscal 1999, because of the increased number of stores and a higher number of forgeries (lost or stolen checks), particularly in the first three months of the six-month period. Returned checks, net of collections, and cash shortages increased as a percentage of revenues to 7.7% in the first six months of fiscal 2000 from 7.3% in the first six months of fiscal 1999. Other store expenses increased $0.6 million, or 15%, primarily as a result of the increased number of stores in operation and the expensing of new store start-up costs which were previously capitalized.



OTHER EXPENSES ANALYSIS
-------------------------------------------------------------------------------------------------------------------------
                               THREE MONTHS ENDED DECEMBER 31,                   SIX MONTHS ENDED DECEMBER 31,
                         ----------------------------------------------    ----------------------------------------------
                            (IN THOUSANDS)           (PERCENTAGE OF            (IN THOUSANDS)         (PERCENTAGE OF
                                                        REVENUE)                                          REVENUE)
                           1999        1998        1999         1998          1999       1998        1999         1998
                         ---------   ---------   ---------    ---------    ---------   ---------   ---------    ---------

Region expenses          $   2,631   $   2,377         8.2%         8.3%   $   5,004   $   4,565         8.0%         8.3%
Headquarters expenses        1,808       1,871         5.6          6.5        3,657       3,434         5.8          6.3
Franchise expenses             270         404         0.8          1.4          511         644         0.8          1.2
Other depreciation and
  amortization                 887       1,052         2.8          3.7        1,804       2,025         2.9          3.7
Interest expense, net        1,519         889         4.7          3.1        2,830       1,540         4.5          2.8
Other expenses                 263          67         0.8          0.2          346         428         0.5          0.8

-------------------------------------------------------------------------------------------------------------------------

                               QUARTER COMPARISON

Region Expenses

Region expenses increased $0.3 million, or 11%, in the second quarter of fiscal 2000 over the second quarter of the last fiscal year, primarily due to additional region personnel and the corresponding salaries, benefits and travel expenses. Region expenses decreased slightly as a percentage of revenues to 8.2% in the second quarter of fiscal 2000 from 8.3% in the second quarter of the last fiscal year.

Headquarters Expenses

Headquarters expenses decreased $0.1 million, or 3%, in the second quarter of fiscal 2000 from the second quarter of the last fiscal year, principally as a result of lower legal, travel and office supplies expenses. Headquarters expenses decreased as a percentage of revenues to 5.6% in the second quarter of fiscal 2000 from 6.5% in the second quarter of the last fiscal year.

Franchise Expenses

Franchise expenses decreased $0.1 million in the second quarter of fiscal 2000 from the second quarter of the last fiscal year, primarily due to decreased legal expenses.

Other Depreciation and Amortization

Other depreciation and amortization decreased $0.2 million, or 16%, in the second quarter of fiscal 2000 from the second quarter of the last fiscal year, principally due to the change in accounting principle adopted in the first quarter of fiscal 2000, requiring start-up costs to be fully expensed instead of capitalized.

Interest Expense

Interest expense, net of interest income, increased $0.6 million, or 71%, in the second quarter of fiscal 2000 as compared to the second quarter of the last fiscal year. This increase was principally the result of an increase in borrowings used to finance store openings and acquisitions and borrowings required to replace the deferred money order remittances formerly used by the Company under its previous money order agreement (which was replaced in mid-December 1998).

Income Taxes

A total of $0.9 million was provided for income taxes in the second quarter of fiscal 2000, up from $0.7 million in the second quarter of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions. The effective income tax rate was 40.0% for the second quarter of fiscal 2000, unchanged from the second quarter of the last fiscal year.

                              SIX MONTH COMPARISON

Region Expenses

Region expenses increased $0.4 million, or 10%, in the first six months of fiscal 2000 over the first six months of the last fiscal year, primarily due to the addition of region personnel. Region expenses decreased as a percentage of revenues to 8.0% in the first six months of fiscal 2000 from 8.3% in the first six months of the last fiscal year.

Headquarters Expenses

Headquarters expenses increased $0.2 million, or 6%, in the first six months of fiscal 2000 over the first six months of the last fiscal year, principally as a result of an increase in salaries and wages. Headquarters expenses decreased as a percentage of revenues to 5.8% in the first six months of fiscal 2000 from 6.3% in the first six months of the last fiscal year.

Franchise Expenses

Franchise expenses decreased $0.1 million for the first six months of fiscal 2000, compared to the first six months of the last fiscal year, primarily due to decreased legal expenses.

Other Depreciation and Amortization

Other depreciation and amortization decreased $0.2 million, or 11%, in the first six months of fiscal 2000 from the first six months of the last fiscal year, principally due to the change in accounting principle adopted in the first quarter of fiscal 2000, requiring start-up costs to be fully expensed instead of capitalized.

Interest Expense

Interest expense, net of interest income, increased $1.3 million, or 84%, in the first six months of fiscal 2000 as compared to the first six months of the last fiscal year. This increase was principally the result of an increase in borrowings used to finance store openings and acquisitions and borrowings required to replace the deferred money order remittances formerly used by the Company under its previous money order agreement (which was replaced in mid-December 1998).

Income Taxes

A total of $1.6 million was provided for income taxes in the first six months of fiscal 2000, up from $1.3 million in the first six months of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions. The effective income tax rate was 40.0% for the first six months of fiscal 2000, unchanged from the first six months of the last fiscal year.

Cumulative Effect of Accounting Change

Effective July 1, 1999, the Company adopted the new accounting standard, AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," resulting in a cumulative effect on net income of $0.6 million net of an income tax benefit of $0.4 million.


BALANCE SHEET VARIATIONS

Cash and cash equivalents, the money order principal payable, and the revolving advances vary because of seasonal and day-to-day requirements resulting from maintaining cash for cashing checks and making loans, receipts of cash from the sale of money orders, bill payments, loan volume, and remittances on money orders sold. For the six months ended December 31, 1999 and 1998, cash and cash equivalents increased $37.4 million and $15.6 million, respectively.

Property and equipment increased by $1.3 million, and the excess purchase price over the fair value of net assets acquired increased $0.8 million, as a result of the 31 stores opened and the three stores acquired during the six months ended December 31, 1999, offset by related depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

During the six months ended December 31, 1999 and 1998, the Company had net cash provided by operating activities of $1.6 million and $4.1 million, respectively. The reduction in cash provided from operating activities in the six months ended December 31, 1999 was primarily the result of a $3.2 million decrease in salaries and benefits accrual required at year end.

Cash Flows from Investing Activities

During the six months ended December 31, 1999 and 1998, the Company used $4.8 million and $3.6 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Capital expenditures for acquisitions were $1.1 million and $6.2 million, respectively, for the six months ended December 31, 1999 and 1998, related to the three stores acquired during the six months ended December 31, 1999 and the 19 stores acquired during the six months ended December 31, 1998.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended December 31, 1999, was $41.7 million. The Company increased its borrowings under its bank credit agreement by $45.0 million due to the timing of remittances on money order sales and end-of-year cash needs. Senior secured notes payable of $16.2 million decreased $4.2 million for the six months ended December 31, 1999, because of the Company's payment of the first annual installment of principal of $4.0 million in November 1999. Acquisition-related notes payable to sellers decreased by $0.1 million during the six months ended December 31, 1999. Net cash provided by financing activities for the six months ended December 31, 1998, was $21.3 million.

The credit facilities available to the Company under its credit agreement with a syndicate of banks, led by Wells Fargo Bank (Texas), National Association, are a revolving line-of-credit facility of $130 million and a term-loan facility of $35 million. The revolving line-of-credit facility replaced the deferred money order remittances and revolving-advance facility formerly used by the Company under the previous money order agreement, and the term-loan facility replaced the term advance facility under the previous money order agreement. Borrowings under the revolving line-of-credit facility may be used for working capital and general corporate purposes, and borrowings under the term-loan facility may be used for store construction and relocation and other capital expenditures, including acquisitions, and refinancing other debt. The Company had borrowed $85.1 million under its revolving facility and $10.5 million under its term-loan facility as of December 31, 1999.

The Company's borrowings under the revolving line-of credit facility bear interest at a variable annual rate equal to, at the Company's discretion, either the prime rate publicly announced by Wells Fargo Bank or the London InterBank Offered Rate (LIBOR) plus 0.75%. The Company's borrowings under the term-loan facility bear interest at a variable annual rate equal to, at the Company's discretion, either the prime rate publicly announced by Wells Fargo Bank plus 0.25% or LIBOR plus 1.75%. Interest is generally payable monthly, except on LIBOR-rate borrowings; interest on LIBOR-rate borrowings is payable every 30, 60, or 90 days, depending on the period selected by the Company. Under the credit agreement, the Company must also pay a commitment fee equal to 0.2% of the unused portion of the revolving line-of-credit facility and 0.45% of the unused portion of the term-loan facility.

To reduce its risk of greater interest expense upon a rise in the prime rate or LIBOR, the Company has entered into three interest-rate swap agreements with Bank of America. Those agreements effectively convert a portion of the Company's floating-rate interest obligations to fixed-rate interest obligations. With respect to the revolving line-of-credit facility, the first notional amount is $33 million for a two-year period that began January 4, 1999, and the second notional amount is $10 million for a sixteen-month period that began September 3, 1999. The third notional amount under the term-loan facility is currently $10.25 million in calendar year 1999, with decreases in calendar year 2000. The notional amounts were determined based on the Company's minimum projected borrowings during calendar years 1999 and 2000. The fixed rate applicable to the notional amount of $33 million under the revolving line-of-credit facility is 5.14% for calendar year 1999 and 5.23% for calendar year 2000. The fixed rate applicable to the notional amount of $10 million under the revolving line-of-credit facility is 6.00% for calendar year 1999 and for calendar year 2000. The fixed rate applicable to the notional amount under the term-loan facility is 6.23% for calendar year 1999 and 6.38% for calendar year 2000.

The Company is required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," by its first quarter ending September 30, 2001. This standard requires the Company to record the fair value of its interest-rate swap as an asset or liability in the consolidated balance sheet. Changes in the fair value of the interest-rate swap will be reported as a component of shareholders' equity in the consolidated balance sheet. The fair value of the Company's existing interest-rate swap is $1.0 million as of December 31, 1999.

Stock Repurchase Program

In August 1999, the Company's Board of Directors authorized the repurchase from time to time of up to approximately $4 million of the company's Common Stock in the open market or in negotiated transactions. This stock repurchase program will remain in effect unless discontinued by the Board of Directors. As of December 31, 1999, the Company had purchased 55,200 shares at an average price of $14.45 per share.

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

RENEWAL OF CREDIT FACILITIES

The Company's credit facilities were renewed by an amendment to its credit agreement effective December 15, 1999. The credit facilities are now available to the Company until mid-December 2000. In addition, the revolving line-of-credit facility was increased from $110 million to $130 million.

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

The fair value of the Company's existing interest-rate swap is $1.0 million as of December 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In the lawsuit filed against the Company in California, Bryan Meegan v. Ace Cash Express, Inc., the court approved the negotiated settlement with the plaintiff and the purported class on November 22, 1999.

There have been no material developments in the lawsuit filed against the Company in Arkansas, Mike Kenney and Angie Gwatney v. Ace Cash Express, Inc. See "Part II, Item 1. Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

In the lawsuit filed against the Company in Florida, Gary M. Kane and Wendy Betts v. Ace Cash Express, Inc., et al., by order entered on January 13, 2000, the court declined to certify the lawsuit as a class action and dismissed the plaintiffs' state-law claims from the lawsuit.

On December 17, 1999, a lawsuit regarding the Company's "payday loan" service, Eva J. Rowings v. Ace Cash Express, Inc., was filed against the Company in the United States District Court for the Southern District of Indiana. The plaintiff, for herself and others similarly situated since December 17, 1998, alleges that the Company's disclosures to recipients of payday loans in Indiana do not comply with the requirements of the Truth in Lending Act and Regulation Z under federal law and of the Uniform Consumer Credit Code in Indiana. The plaintiff seeks monetary damages as specified by statute as well as attorneys' fees and court costs from the Company. Because this lawsuit purports to be a class action, the amount of damages for which the Company may be responsible is necessarily uncertain. That amount would depend on proof of the allegations, on the number of recipients of payday loans who constitute the class of plaintiffs (if permitted by the court), and on proof of actual damages sustained by the plaintiffs. Under each of the federal Truth in Lending Act and the Indiana Uniform Consumer Credit Code, if the court were to certify this lawsuit as a class action and if the Company were found to have violated that statute, the Company's maximum liability would be the sum of (1) any actual damages sustained by the plaintiffs as a result of the violation, (2) the lesser of $500,000 or 1% of the Company's net worth, and (3) reasonable attorneys' fees and court costs. The Company believes that this lawsuit is without merit; the Company denies all of the plaintiffs' material allegations and intends to vigorously defend this lawsuit.

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on November 15, 1999. At this meeting the Company's shareholders elected six directors of the Company to serve until the next annual meeting or until their successors are elected and qualified. The table below shows the votes cast in favor of the election of the six directors and the votes withheld against their election. There were no abstentions or broker non-votes.


DIRECTOR                        VOTES FOR                        VOTES WITHHELD
-------------------------------------------------------------------------------
Raymond C. Hemmig               8,325,392                         244,306
Donald H. Neustadt              8,325,452                         244,246
Howard W. Davis                 8,325,192                         244,506
Marshall B. Payne               8,324,122                         245,576
Edward W. Rose III              8,324,352                         245,346
C. Daniel Yost                  8,325,552                         244,146

At the meeting, the Company's shareholders also approved an amendment to the Company's 1997 Stock Option Plan for employees. Shareholders voted 7,929,042 shares for the amendment and 605,255 shares against the amendment, and 24,845 shares abstained.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits


         Exhibit Number             Exhibits
         --------------             --------

         Exhibit 3.3*               Certificate of Amendment to the Company's
                                    Bylaws dated January 3, 2000.

         Exhibit 10.45*             Amendment No. 2 to Ace Cash Express, Inc.
                                    1997 Stock Option Plan.

         Exhibit 10.46* Second Amendment to Credit Agreement dated as of December 15, 1999, among the Company, the Credit Agent, and the lenders named therein, with Schedules 2.01(a) and 2.01(b) thereto.

         Exhibit 27*                Financial Data Schedule (EDGAR version only)

         -----------------
         * Filed herewith

(b)      Reports on Form 8-K

         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ACE CASH EXPRESS, INC.

      February 11, 2000
                                                   By: /s/ Debra A. Bradford
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Duly authorized officer and
                                                   principal financial and chief
                                                   accounting officer)

                                INDEX TO EXHIBITS

         EXHIBIT NUMBER             DESCRIPTION
         --------------             -----------
         Exhibit 3.3*               Certificate of Amendment to the Company's
                                    Bylaws dated January 3, 2000.

         Exhibit 10.45*             Amendment No. 2 to Ace Cash Express, Inc.
                                    1997 Stock Option Plan.

         Exhibit 10.46* Second Amendment to Credit Agreement dated as of December 15, 1999, among the Company, the Credit Agent, and the lenders named therein, with Schedules 2.01(a) and 2.01(b) thereto.

         Exhibit 27*                Financial Data Schedule (EDGAR version only)

         -----------------
         * Filed herewith