Form 10-Q
period 2000-03-31
ACE CASH EXPRESS INC/TX
filed 2000-05-12
CIK 849116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

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

                                      NONE
              (Former name,former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                Outstanding as of May 5, 2000
        -------                                -----------------------------
      Common Stock                                  10,160,113 shares

                             ACE CASH EXPRESS, INC.



PART I.   FINANCIAL INFORMATION                                         PAGE NO.

Item 1.   Interim Consolidated Financial Statements:

          Consolidated Balance Sheets as of
          March 31, 2000 and June 30, 1999                                  3

          Interim Unaudited Consolidated Statements of Earnings for the
          Three and Nine Months Ended March 31, 2000 and 1999               4

          Interim Unaudited Consolidated Statements of Cash Flows
          for the Nine Months Ended March 31, 2000 and 1999                 5

          Notes to Interim Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       14


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                15

Item 2.   Changes in Securities                                            16

Item 3.   Defaults Upon Senior Securities                                  16

Item 4.   Submission of Matters to a Vote of Security Holders              16

Item 5.   Other Information                                                16

Item 6.   Exhibits and Reports on Form 8-K                                 16



                                  PART I. FINANCIAL INFORMATION

ITEM 1.                   INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                           ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share and per share data)


                                                                  March 31 ,    June 30,
                                                                 -----------   ----------
                                                                    2000          1999
                                                                 -----------   ----------
                                                                        (unaudited)
ASSETS
Current Assets
Cash and cash equivalents                                         $  94,590   $  59,414
Accounts and notes receivable, net                                   10,523       9,767
Prepaid expenses and other current assets                             1,992       1,701
Inventories                                                           1,411       1,511
                                                                    -------      ------
Total Current Assets                                                108,516      72,393
                                                                    -------      ------

Noncurrent Assets
Property and equipment, net                                          35,047      30,372
Covenants not to compete, net                                         1,571       1,656
Excess of purchase price over fair value of assets acquired, net     42,839      36,690
Other assets                                                          3,439       4,122
                                                                    -------     -------
Total Assets                                                      $ 191,412   $ 145,233
                                                                    =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Revolving advances                                                $  69,800   $  40,100
Accounts payable, accrued liabilities, and other current             19,743      15,903
  liabilities
Money order principal payable                                        10,491       5,340
Current portion of senior secured notes payable                       4,541       4,226
Term advances                                                           906       1,969
Notes payable                                                         1,167         330
                                                                    -------     -------
Total Current Liabilities                                           106,648      67,868
                                                                    -------     -------

Noncurrent Liabilities
Long-term portion of senior secured notes payable                    12,000      16,000
Term advances                                                        13,594       8,531
Other liabilities                                                     4,047       4,560
                                                                    -------     -------
Total Liabilities                                                   136,289      96,959
                                                                    -------     -------

Commitments and Contingencies

Shareholders' Equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none
  issued and outstanding                                                  -           -
Common stock, $.01 par value, 20,000,000 shares authorized,
  10,100,888 and 10,055,528 shares issued and outstanding,
  respectively                                                          101         101
Additional paid-in capital                                           22,339      21,691
Retained earnings                                                    33,480      26,482
Treasury stock, at cost, 55,200 and 0 shares, respectively             (797)          -
                                                                    -------     -------
Total Shareholders' Equity                                           55,123      48,274
                                                                    -------     -------
Total Liabilities and Shareholders' Equity                        $ 191,412   $ 145,233
                                                                    =======     =======


           See notes to the interim consolidated financial statements.

                                     ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                                INTERIM UNAUDITED
                                        CONSOLIDATED STATEMENTS OF EARNINGS
                                      (in thousands, except per share data)


                                                        Three Months Ended          Nine Months Ended
                                                              March 31,                   March 31,
                                                      ------------------------   -----------------------
                                                         2000       1999           2000            1999
                                                      --------      ---------    --------       ---------

Revenues                                             $  41,337     $  36,009     $ 104,209      $  90,688

Store expenses:
Salaries and benefits                                   10,154         8,967        27,506         24,224
Occupancy                                                5,401         4,622        15,751         13,481
Depreciation                                             1,419         1,200         3,937          3,453
Other                                                    7,526         6,721        21,983         19,211
                                                     ---------     ---------     ---------      ---------
Total store expenses                                    24,500        21,510        69,177         60,369
                                                     ---------     ---------     ---------      ---------
Store gross margin                                      16,837        14,499        35,032         30,319
Region expenses                                          2,777         2,445         7,781          7,010
Headquarters expenses                                    2,364         2,230         6,021          5,664
Franchise expenses                                         286           372           797          1,016
Other depreciation and amortization                        952         1,067         2,756          3,092
Interest expense, net                                    1,942         1,622         4,771          3,162
Other expenses                                               0            40           346            468
                                                     ---------     ---------     ---------      ---------
Income before income taxes and cumulative effect
  of accounting change                                   8,516         6,723        12,560          9,907
Income taxes                                             3,339         2,628         4,956          3,900
                                                     ---------     ---------     ---------      ---------
Income before cumulative effect of accounting
  change                                                 5,177         4,095         7,604          6,007
Cumulative effect of accounting change, net of
  income tax benefit of $402                                --            --          (603)            --
                                                     ---------     ---------     ---------      ---------
Net income                                           $   5,177     $   4,095     $   7,001      $   6,007
                                                     =========     =========     =========      =========


EBITDA (1) (2)                                       $  12,829     $  10,625     $  24,385      $  19,906
                                                     =========     =========     =========      =========

BASIC EARNINGS PER SHARE:
Before cumulative effect of accounting change        $    0.51     $    0.41     $    0.76      $    0.60
Cumulative effect of accounting change                      --            --          (.06)            --
                                                     ---------     ---------     ---------      ---------
Basic earnings per share                             $    0.51     $    0.41     $    0.70      $    0.60
                                                     =========     =========     =========      =========

Weighted average number of common shares
  outstanding - basic EPS                               10,085        10,007        10,069          9,969
                                                     =========     =========     =========      =========

DILUTED EARNINGS PER SHARE:
Before cumulative effect of accounting change        $    0.50     $    0.40     $    0.73      $    0.59
Cumulative effect of accounting change                      --            --          (.06)            --
                                                     ---------     ---------     ---------      ---------
Diluted earnings per share                           $    0.50     $    0.40     $    0.67      $    0.59
                                                     =========     =========     =========      =========

Weighted average number of common and
  dilutive shares outstanding - diluted EPS             10,445        10,253        10,378         10,275
                                                     =========     =========     =========      =========

(1) Before cumulative effect of accounting change recorded in the three months ended September 30, 1999.

(2) EBITDA also excludes non-cash expenses in connection with store closings which were recorded in other expenses for the three and nine months ended March 31, 2000 and 1999.

           See notes to the interim consolidated financial statements.


                          ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                     INTERIM UNAUDITED
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)

                                                                       Nine Months Ended
                                                                           March 31,
                                                                    ------------------------
                                                                        2000          1999
                                                                    -----------   ----------

  Cash flows from operating activities:
Net income                                                         $  7,001      $  6,007
   Adjustments  to  reconcile  net  income  to net cash
     provided  by  operating activities:
   Depreciation and amortization                                      6,693         6,549
   Cumulative effect of accounting change                             1,004            --
   Deferred revenue                                                  (2,393)       (1,584)
Changes in assets and liabilities:
   Accounts and notes receivable, net                                  (755)        1,081
   Prepaid expenses and other current assets                           (747)         (842)
   Inventories                                                          100           770
   Other assets                                                        (553)          (15)
   Accounts payable and other liabilities                             5,720         4,024
                                                                   --------      --------
          Net cash provided by operating activities                  16,070        15,990

Cash flows from investing activities:
   Purchases of property and equipment, net                          (9,601)       (6,516)
   Cost of net assets acquired                                       (7,143)       (9,085)
                                                                   --------      --------
          Net cash used by investing activities                     (16,744)      (15,601)

Cash flows from financing activities:
   Net borrowings from (repayments to) money order supplier           5,151       (41,475)
   Net borrowings from revolving line-of-credit                      29,700        37,468
   Term advances from syndicate of banks                              4,000        10,500
   Payment of term advances from previous money order supplier           --        (7,073)
   Net borrowings of acquisition-related notes payable                  837            --
   Net (repayments) borrowings under long-term notes payable         (3,685)          298
   Proceeds from stock options exercised                                644           757
   Purchase of treasury stock                                          (797)           --
                                                                   --------      --------
          Net cash provided by financing activities                  35,850           475
                                                                   --------      --------
Net increase in cash and cash equivalents                            35,176           864
Cash and cash equivalents, beginning of period                       59,414        60,168
                                                                   --------      --------
Cash and cash equivalents, end of period                           $ 94,590      $ 61,032
                                                                   ========      ========

Supplemental disclosures of cash flows information:
   Interest paid                                                   $  5,128      $  2,748
   Income taxes paid                                                  1,708         2,351




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

                                                      Three Months Ended       Nine Months Ended
                                                            March 31,                March 31,
                                                      -----------------         -----------------
                                                       2000       1999           2000       1999
                                                      ------     ------         ------     ------
(in thousands)
Numerator:
  Income before cumulative effect of accounting
     change                                          $5,177     $4,095          $7,604     $6,007
  Cumulative effect of accounting change, net of
     income tax benefit of $402                           -          -           (603)          -
                                                     ------     ------          ------     ------
  Net income (numerator)                             $5,177     $4,095          $7,001     $6,007
                                                     ======     ======          ======     ======

Denominator:
  Weighted average number of common shares
     outstanding - basic EPS                         10,085     10,007          10,069      9,969
  Effect of dilutive stock options                      360        246             309        306
                                                     ------     ------          ------      -----
  Weighted average number of common and
    dilutive shares outstanding - diluted EPS        10,445     10,253          10,378     10,275
                                                     ======     ======          ======     ======

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         As required, the Company adopted a new accounting standard, AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," in the first quarter ended September 30, 1999. This standard requires that previously capitalized start-up costs be recognized as a cumulative effect of change in accounting principle and expensed fully in the quarter. Start-up costs, net of tax, of $0.6 million were expensed in the first quarter ended September 30, 1999.

         The Company is also required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," by its first quarter ending September 30, 2001. This standard requires the Company to record the fair value of its interest-rate swap as an asset or liability in the consolidated balance sheet. Changes in the fair value of the interest-rate swap will be reported as a component of shareholders' equity in the consolidated balance sheet. The fair value of the Company's existing interest-rate swap is $0.8 million as of March 31, 2000.


                                             ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                                  SUPPLEMENTAL STATISTICAL DATA


                                               Three Months Ended       Nine Months Ended
                                                   March 31,               March 31,             Year Ended June 30,
                                             ----------------------   --------------------    -------------------------
                                                2000         1999       2000        1999       1999      1998    1997
                                             --------    ---------    --------    --------    -------   ------  -------
                                                  (unaudited)             (unaudited)

SUPPLEMENTAL STATISTICAL DATA:

Company-owned stores in operation:
  Beginning of period                            817          735        798         683        683       617       544
  Acquired                                        20           10         23          29         35        15        46
  Opened                                          32           28         64          75         99        62        45
  Closed                                           0           (1)       (16)        (15)       (19)      (11)      (18)
                                             --------     --------    -------    --------   --------  --------  --------
  End of period                                  869          772        869         772        798       683       617
                                             ========     ========    =======    ========   ========  ========  ========

Percentage increase in comparable store
  revenues from prior period:
  Exclusive of tax-related revenues (1)         3.6%         9.5%       6.4%       11.2%      10.6%      8.0%      5.5%
  Total  revenues (2)                           5.5%        11.4%       6.8%       11.7%      10.8%      6.9%      6.3%

Capital expenditures (in thousands)         $  5,768     $  2,956    $ 9,601    $  6,516   $ 10,089  $  5,742  $  4,868
Cost of net assets acquired (in thousands)  $  6,091     $  2,851    $ 7,143    $  9,085   $  8,378  $  4,708  $ 10,766

CHECK CASHING AND MONEY ORDERS:

OPERATING DATA:

Face amount of checks cashed (in millions)  $  1,144     $    970    $ 2,890    $  2,534   $  3,373  $  2,898  $  2,621
Face amount of money orders sold (in
  millions)                                 $    413     $    465    $ 1,196    $  1,477   $  1,905  $  1,858  $  1,812
Face amount of money orders sold as a
  percentage of the face amount of
  checks cashed                                36.1%        47.9%      41.4%       58.3%      56.5%     63.8%     69.1%
Face amount of average check                $    395     $    365    $   342    $    323   $    320  $    305  $    291
Average fee per check                       $  10.02     $   9.34    $  8.06    $   7.58   $   7.47  $   7.26  $   6.97
Number of checks cashed (in thousands)         2,897        2,657      8,448       7,839     10,556     9,496     9,020
Number of money orders sold (in thousands)     3,194        3,710      9,340      11,107     14,495    14,146    13,608

COLLECTIONS DATA:

Face amount of returned checks
  (in thousands)                            $  4,633     $  3,309    $12,698    $  9,139   $ 12,442  $ 10,193  $ 10,399
Collections (in thousands)                     2,961        1,900      7,761       5,392      7,423     6,301     6,554
                                             --------     --------    -------    --------   --------  --------  --------
Net write-offs (in thousands)               $  1,672     $  1,409    $ 4,937    $  3,747   $  5,019  $  3,892  $  3,845
                                             ========     ========    =======    ========   ========  ========  ========

Collections as a percentage of returned        63.9%        57.4%      61.1%       59.0%      59.7%     61.8%     63.0%
  checks
Net write-offs as a percentage of revenues      4.0%         4.0%       4.7%        4.2%       4.1%      3.9%      4.4%
Net write-offs as a percentage of the face
  amount of checks cashed                       .15%         .15%       .17%        .15%       .15%      .13%      .15%


1) Change in revenues computed excluding tax refund check cashing fees for both the full year and the interim periods compared.

(2) Calculated based on the change in revenues of all stores open for both the full year and the interim periods compared.

                                                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                                    SUPPLEMENTAL STATISTICAL DATA, continued


                                            Three Months Ended       Nine Months Ended
                                                March 31,               March 31,                     Year Ended June 30,
                                          ----------------------   ----------------------       -----------------------------
                                             2000         1999       2000         1999            1999       1998        1997
                                          --------    ---------    --------     --------         ------     ------     -------
                                              (unaudited)               (unaudited)
SMALL CONSUMER LOANS:

OPERATING DATA:

Volume (in thousands)                    $ 31,214     $ 24,964      $ 93,148      $ 78,772      $105,765   $ 69,182  $   39,336
Average advance                          $    227     $    202      $    218      $    198      $    200   $    177  $      147
Average finance charge                   $  30.41     $  30.65      $  31.17      $  30.08      $  30.30   $  27.51  $    25.03
Number of small consumer loans made
  (in  thousands)                             121          108           374           345           460        338         229


COLLECTIONS DATA:

Charge-offs (in thousands)               $  3,314     $  1,915      $ 10,160      $  5,862      $  8,283   $  3,761  $    2,307
Recoveries (in thousands)                   2,686        1,468         7,506         3,512         5,497      1,954       1,124
                                          --------     --------      --------      --------      --------   --------    --------
Net charge-offs (in thousands)           $    628     $    447      $  2,654      $  2,350      $  2,786   $  1,807  $    1,183
                                          ========     ========      ========      ========      ========   ========  ==========

Charge-offs as a percentage of
   small consumer  loan volume              10.6%         7.7%         10.9%          7.4%          7.8%       5.4%        5.9%
Recoveries as a percentage of
   charge-offs                              81.1%        76.7%         73.9%         59.9%         66.4%      52.0%       48.7%
Net charge-offs as a percentage of
   small consumer  loan revenue             17.0%        13.6%         22.8%         22.7%         20.0%      19.5%       20.7%
Net charge-offs as a percentage of
   small consumer  loan volume               2.0%         1.8%          2.9%          3.0%          2.6%       2.6%        3.0%



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


REVENUE ANALYSIS
------------------------------------------------------------------------------------------------------------------------------------
                                         Three Months Ended March 31,                         Nine Months Ended March 31,
                               -------------------------------------------------   -------------------------------------------------
                                  ($ in thousands)       (percentage of revenue)       ($ in thousands)      (percentage of revenue)

                                  2000         1999        2000         1999            2000         1999        2000        1999
                               -----------  -----------  ----------  -----------     -----------  ----------  -----------  ---------


Check cashing fees               $ 18,973     $ 16,456      45.9%  .     45.7%       $ 57,702      $ 50,773       55.4%       56.0%
Loan fees and interest              3,692        3,293       8.9          9.1          11,657        10,690       11.2        11.8
Tax check fees                     10,055        8,354      24.3         23.2          10,363         8,633        9.9         9.5
Bill payment services               2,440        2,142       5.9          6.0           7,163         6,008        6.9         6.6
Money transfer services             2,466        1,959       6.0          5.4           6,387         5,357        6.1         5.9
Money order fees                    1,817        1,905       4.4          5.3           5,326         3,516        5.1         3.9
New customer fees                     552          624       1.4          1.7           1,622         1,752        1.5         1.9
Franchise revenues                    585          416       1.4          1.2           1,837         1,542        1.8         1.7
Other fees                            757          860       1.8          2.4           2,152         2,417        2.1         2.7
                                  -------     --------    -------      ------         -------       -------      ------      ------
Total revenue                    $ 41,337     $ 36,009     100.0%      100.0%        $104,209      $ 90,688      100.0%      100.0%
                                  =======     ========    =======      ======         =======       =======      ======      ======

Average revenue per store
(excluding franchise revenues)      $48.3        $47.2                                 $122.7        $122.5

------------------------------------------------------------------------------------------------------------------------------------

                               QUARTER COMPARISON

Total revenues increased $5.3 million, or 15%, to $41.3 million in the third quarter of fiscal 2000 from $36.0 million in the third quarter of the last fiscal year. This revenue growth resulted, in part, from a $1.8 million, or 6%, increase in comparable store revenues (651 stores). The balance of the increase came from stores which were opened or acquired after June 30, 1998, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 97, or 13%, from 772 stores opened at March 31, 1999, to 869 stores opened at March 31, 2000. The increase in check cashing fees and tax check fees combined accounted for 79% of the total revenue increase; the increase in money transfer services accounted for 10% of the total revenue increase; the increase in loan fees and interest accounted for 8% of the total revenue increase; and the increase in bill payment services accounted for 6% of the total revenue increase.

Check cashing fees and tax check fees combined increased $4.2 million, or 17%, to $29.0 million in the third quarter of fiscal 2000 from $24.8 million in the third quarter of the last fiscal year. This increase resulted from a combination of a 9% increase in the total number of checks cashed and a 7% increase in the average fee per check due to an increase in the average size check. Money transfer service revenue increased $0.5 million, or 26%, as a result of the annual MoneyGram bonus and new store opening incentives which are amortized over the remaining contract period. Loan fees and interest increased $0.4 million, or 12%, as a result of an increase in the number of stores offering the Company's small consumer loans to 355 stores at March 31, 2000, from 307 stores at March 31, 1999. Bill payment services increased $0.3 million, or 14%, principally as a result of growth in payment revenue from existing bill payment agreements.


                              NINE MONTH COMPARISON

Total revenues increased $13.5 million, or 15%, to $104.2 million in the first nine months of fiscal 2000 from $90.7 million in the first nine months of the last fiscal year. This revenue growth resulted, in part, from a $5.5 million, or 7%, increase in comparable store revenues (651 stores). The balance of the increase came from stores which were opened or acquired after June 30, 1998, and were therefore not open for both of the full periods compared. The increase in check cashing fees and tax check fees combined accounted for 64% of the total revenue increase; the increase in money order fees accounted for 13% of the increase; the increase in bill payment services accounted for 9% of the total revenue increase; the increase in money transfer services accounted for 8% of the total revenue increase; the increase in loan fees and interest accounted for 7% of the total revenue increase.

Check cashing fees and tax check fees combined increased $8.7 million, or 15%, to $68 million in the first nine months of fiscal 2000 from $59.4 million in the first nine months of the last fiscal year. This increase resulted from a combination of an 8% increase in the total number of checks cashed and a 6% increase in the average fee per check due to an increase in the average size check. Money order fees increased $1.8 million, or 52%, as a result of increased money order pricing, which was enabled by the Company's credit agreement with a syndicate of banks and its money order agreement with Travelers Express Company, Inc., which both became effective in mid-December 1998. Money order volume for the nine months ended March 31, 2000 declined compared to the same period of the last fiscal year, as a result of increased retail pricing on money orders. Bill payment services increased $1.2 million, or 19%, principally as a result of growth in payment revenue from existing bill payment agreements. Money transfer service revenue increased $1.0 million, or 19%, as a result of the annual MoneyGram bonus and new store opening incentives which are amortized over the remaining contract period. Loan fees and interest increased $1.0 million, or 9%, as a result of an increase in the number of stores offering the Company's small consumer loans to 355 stores at March 31, 2000, as compared to 307 stores at March 31, 1999.

 STORE EXPENSE ANALYSIS
 ----------------------------------------------------------------------------------------------------------------------
                                    Three Months Ended March 31,                       Nine Months Ended March 31,
                           -------------------------------------------  -----------------------------------------------
                              ($ in thousands)      (percentage of         ($ in thousands)        (percentage of
                                                        revenue)                                      revenue)
                             2000         1999       2000      1999        2000        1999        2000       1999
                           --------    ---------   --------   -------    --------    --------    --------    -------

Salaries and benefits       $10,154     $ 8,967       24.6%     24.9%    $27,506     $24,224        26.4%     26.7%
Occupancy                     5,401       4,622       13.1      12.8      15,751      13,481        15.1      14.9
Armored and security          1,548       1,312        3.8       3.7       4,361       3,776         4.2       4.2
Returns and cash shorts       2,614       2,476        6.3       6.9       7,446       6,440         7.1       7.1
Loan losses                     628         448        1.5       1.2       2,654       2,350         2.6       2.6
Depreciation                  1,419       1,200        3.4       3.3       3,937       3,453         3.8       3.8
Other                         2,736       2,485        6.6       6.9       7,522       6,645         7.2       7.3
                            -------     -------       ----      ----     -------     -------        ----      ----
Total store expenses        $24,500     $21,510       59.3%     59.7%    $69,177     $60,369        66.4%     66.6%
                            -------     =======      =====      ====     =======     =======        ====      ====

Average per store expense    $29.0        $28.5                            $82.9       $83.0




                               QUARTER COMPARISON

Total store expenses increased $3.0 million, or 14%, to $24.5 million in the third quarter of fiscal 2000 from $21.5 million in the third quarter of the last fiscal year. Store expenses decreased as a percentage of revenues, to 59.3% in the third quarter of fiscal 2000 from 59.7% in the third quarter of the last fiscal year. Salaries and benefits expenses, occupancy costs, and armored and security expenses increased by a total of $2.2 million in the third quarter of fiscal 2000, compared to the third quarter of the last fiscal year, primarily as a result of the increased number of stores in operation. Returned checks, (net of collections), cash shortages and loan losses increased $0.3 million in the third quarter of fiscal 2000, compared to the third quarter of the last fiscal year, as a result of the increased number of stores. Other store expenses increased $0.3 million, or 10%, primarily as a result of the increased number of stores in operation and the expensing of new store start-up costs which were previously capitalized.

                              NINE MONTH COMPARISON

Total store expenses increased $8.8 million, or 15%, to $69.2 million in the first nine months of fiscal 2000 from the $60.4 million in the first nine months of the last fiscal year. Store expenses decreased as a percentage of revenues to 66.4% for the first nine months of fiscal 2000 from 66.6% for the first nine months of the last fiscal year. Salaries and benefits expenses, occupancy costs, and armored and security expenses increased by a total of $6.1 million in the first nine months of fiscal 2000, compared to the first nine months of the last fiscal year, primarily as a result of the increased number of stores in operation. Returned checks, (net of collections), cash shortages and loan losses increased $1.3 million, or 15%, in the first nine months of fiscal 2000, compared to the first nine months of fiscal 1999, primarily because of the increased number of stores and a higher number of forgeries (lost or stolen checks), particularly in the first three months of the nine-month period. Returned checks, (net of collections), cash shortages and loan losses as a percentage of revenue remained unchanged at 9.7% for the first nine months of fiscal 2000 compared to the first nine months of fiscal 1999. Other store expenses increased $0.9 million, or 13%, primarily as a result of the increased number of stores in operation and the expensing of new store start-up costs which were previously capitalized.


OTHER EXPENSES ANALYSIS
-------------------------------------------------------------------------------------------------------------------------------
                                      Three Months Ended March 31,                       Nine Months Ended March 31,
                            -------------------------------------------------   -----------------------------------------------
                               ($ in thousands)           (percentage of           ($ in thousands)         (percentage of
                                                             revenue)                                          revenue)
                               2000         1999        2000         1999         2000        1999        2000        1999
                            ------------  ----------  ----------  -----------   ----------  ----------  ---------  ------------


Region expenses                  $2,777      $2,445      6.7%        6.8%          $7,781      $7,010     7.5%         7.7%
Headquarters expenses             2,364       2,230      5.7         6.2            6,021       5,664     5.8          6.3
Franchise expenses                  286         372      0.7         1.0              797       1,016     0.8          1.1
Other depreciation and
  amortization                      952       1,067      2.3         3.0            2,756       3,092     2.6          3.4
Interest expense, net             1,942       1,622      4.7         4.5            4,771       3,162     4.6          3.5
Other expenses                        -          40       -          0.1              346         468     0.3          0.5

-------------------------------------------------------------------------------------------------------------------------------

                               QUARTER COMPARISON

Region Expenses

Region expenses increased $0.3 million, or 14%, in the third quarter of fiscal 2000 over the third quarter of the last fiscal year, primarily due to additional region personnel and the corresponding salaries, benefits and travel expenses. Region expenses decreased slightly as a percentage of revenues to 6.7% in the third quarter of fiscal 2000 from 6.8% in the third quarter of the last fiscal year.

Headquarters Expenses

Headquarters expenses increased $0.1 million, or 6%, in the third quarter of fiscal 2000 from the third quarter of the last fiscal year, principally as a result of an increase in salaries and wages. Headquarters expenses decreased as a percentage of revenues to 5.7% in the third quarter of fiscal 2000 from 6.2% in the third quarter of the last fiscal year.

Franchise Expenses

Franchise expenses decreased $0.1 million in the third quarter of fiscal 2000 from the third quarter of the last fiscal year, primarily due to decreased legal expenses.

Other Depreciation and Amortization

Other depreciation and amortization decreased $0.1 million, or 11%, in the third quarter of fiscal 2000 from the third quarter of the last fiscal year, principally due to the change in accounting principle adopted in the first quarter of fiscal 2000, requiring start-up costs to be fully expensed instead of capitalized.

Interest Expense

Interest expense, net of interest income, increased $0.3 million, or 20%, in the third quarter of fiscal 2000 as compared to the third quarter of the last fiscal year. This increase was the result of an increase in borrowings to cash tax checks, which increase significantly during the quarter; an increase in interest rates; increased borrowings to finance store openings and acquisitions; and borrowings required to replace the deferred money order remittances formerly used by the Company under its previous money order agreement (which was replaced in mid-December 1998.)

Income Taxes

A total of $3.3 million was provided for income taxes in the third quarter of fiscal 2000, up from $2.6 million in the third quarter of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions.

                              NINE MONTH COMPARISON

Region Expenses

Region expenses increased $0.8 million, or 11%, in the first nine months of fiscal 2000 over the first nine months of the last fiscal year, primarily due to the addition of region personnel. Region expenses decreased as a percentage of revenues to 7.5% in the first nine months of fiscal 2000 from 7.7% in the first nine months of the last fiscal year.

Headquarters Expenses

Headquarters expenses increased $0.4 million, or 6%, in the first nine months of fiscal 2000 over the first nine months of the last fiscal year, principally as a result of an increase in salaries and wages. Headquarters expenses decreased as a percentage of revenues to 5.8% in the first nine months of fiscal 2000 from 6.2% in the first nine months of the last fiscal year.

Franchise Expenses

Franchise expenses decreased $0.2 million for the first nine months of fiscal 2000, compared to the first nine months of the last fiscal year, primarily due to decreased legal expenses.

Other Depreciation and Amortization

Other depreciation and amortization decreased $0.3 million, or 11%, in the first nine months of fiscal 2000 from the first nine months of the last fiscal year, principally due to the change in accounting principle adopted in the first quarter of fiscal 2000, requiring start-up costs to be fully expensed instead of capitalized.

Interest Expense

Interest expense, net of interest income, increased $1.6 million, or 51%, in the first nine months of fiscal 2000 as compared to the first nine months of the last fiscal year. This increase was the result of an increase in borrowings to cash the increased volume of tax checks; an increase in interest rates; increased borrowings to finance store openings and acquisitions; and borrowings required to replace the deferred money order remittances formerly used by the Company under its previous money order agreement (which was replaced in mid-December 1998.)


Income Taxes

A total of $5.0 million was provided for income taxes in the first nine months of fiscal 2000, up from $3.9 million in the first nine months of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions.

Cumulative Effect of Accounting Change

Effective July 1, 1999, the Company adopted the new accounting standard, AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," resulting in a cumulative effect on net income of $0.6 million net of an income tax benefit of $0.4 million.


BALANCE SHEET VARIATIONS

Cash and cash equivalents, the money order principal payable, and the revolving advances vary because of seasonal and day-to-day requirements resulting from maintaining cash for cashing checks and making loans, receipts of cash from the sale of money orders, bill payments, loan volume, and remittances on money orders sold. For the nine months ended March 31, 2000 and 1999, cash and cash equivalents increased $35.2 million and $0.9 million, respectively. Property and equipment increased by $4.7 million, and the excess purchase price over the fair value of net assets acquired increased $6.1 million, as a result of the 64 stores opened and the 23 stores acquired during the nine months ended March 31, 2000, offset by related depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

During the nine months  ended March 31, 2000 and 1999,  the Company had net cash
provided  by  operating   activities  of  $16.1   million  and  $16.0   million,
respectively.

Cash Flows from Investing Activities

During the nine months ended March 31, 2000 and 1999, the Company used $9.6 million and $6.5 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Capital expenditures for acquisitions were $7.1 million and $9.1 million, respectively, for the nine months ended March 31, 2000 and 1999, related to the 23 stores acquired during the nine months ended March 31, 2000 and the 29 stores acquired during the nine months ended March 31, 1999.

Cash Flows from Financing Activities


Net cash provided by financing activities for the nine months ended March 31, 2000, was $35.9 million. The Company increased its borrowings under its bank credit agreement by $29.7 million due to the decrease in the Company's remittance period for money order sales and tax-season cash needs. Senior secured notes payable of $16.5 million decreased $3.7 million for the nine months ended March 31, 2000, due to the Company's payment of the first annual installment of principal of $4.0 million in November 1999 offset by accrued interest. Acquisition-related notes payable to sellers increased by $0.8 million during the nine months ended March 31, 2000. Net cash provided by financing activities for the nine months ended March 31, 1999, was $0.5 million.

The credit facilities available to the Company under its credit agreement with a syndicate of banks, led by Wells Fargo Bank (Texas), National Association, are a revolving line-of-credit facility of $130 million and a term-loan facility of $35 million. The revolving line-of-credit facility replaced the deferred money order remittances and revolving-advance facility formerly used by the Company under the previous money order agreement, and the term-loan facility replaced the term advance facility under the previous money order agreement. Borrowings under the revolving line-of-credit facility may be used for working capital and general corporate purposes, and borrowings under the term-loan facility may be used for store construction and relocation and other capital expenditures, including acquisitions, and refinancing other debt. The Company had borrowed $69.8 million under its revolving facility and $14.5 million under its term-loan facility as of March 31, 2000.

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

To reduce its risk of greater interest expense upon a rise in the prime rate or LIBOR, the Company has entered into three interest-rate swap agreements with Bank of America. Those agreements effectively convert a portion of the Company's floating-rate interest obligations to fixed-rate interest obligations. With respect to the revolving line-of-credit facility, the first notional amount is $33 million for a two-year period that began January 4, 1999, and the second notional amount is $10 million for a sixteen-month period that began September 3, 1999. The third notional amount under the term-loan facility is currently $10.25 million, with decreases in calendar year 2000. The notional amounts were determined based on the Company's minimum projected borrowings during calendar years 1999 and 2000. The fixed rate applicable to the notional amount of $33 million under the revolving line-of-credit facility was 5.14% for calendar year 1999 and is 5.23% for calendar year 2000. The fixed rate applicable to the notional amount of $10 million under the revolving line-of-credit facility is 6.00% for calendar year 1999 and for calendar year 2000. The fixed rate applicable to the notional amount under the term-loan facility was 6.23% for calendar year 1999 and is 6.38% for calendar year 2000.

The Company is required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," by its first quarter ending September 30, 2001. This standard requires the Company to record the fair value of its interest-rate swap as an asset or liability in the consolidated balance sheet. Changes in the fair value of the interest-rate swap will be reported as a component of shareholders' equity in the consolidated balance sheet. The fair value of the Company's existing interest-rate swap is $0.8 million as of March 31, 2000.

Stock Repurchase Program

In August 1999, the Company's Board of Directors authorized the repurchase from time to time of up to approximately $4 million of the company's Common Stock in the open market or in negotiated transactions. This stock repurchase program will remain in effect unless discontinued by the Board of Directors. As of March 31, 2000, the Company had repurchased 55,200 shares at an average price of $14.45 per share.

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

The fair value of the Company's existing interest-rate swap is $0.8 million as of March 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no material developments in the lawsuit filed against the Company in Arkansas, Mike Kenney and Angie Gwatney v. Ace Cash Express, Inc. See "Part II, Item 1. Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999.

There have been no material developments in the lawsuit filed against the Company in Indiana, Eva J. Rowings v. Ace Cash Express, Inc. See "Part II, Item
1. Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999.

On December 6, 1999, a complaint was filed in a lawsuit against the Company, Eugene R. Clement v. Ace Cash Express, Inc., in a Florida state Circuit Court in Hillsborough County, Florida. The plaintiff, for himself and others similarly situated, alleged that the Company's collection activities regarding unpaid payday loans in Florida violated the Florida Deceptive and Unfair Trade Practices Act. In that complaint, the plaintiff did not seek damages, but sought only an injunction against the alleged illegal activities, attorneys' fees, and court costs. On March 15, 2000, however, the plaintiff amended his complaint in this lawsuit to allege that the Company's lending activities violated the federal Truth in Lending Act and to seek damages as provided by that Act. Under that Act, if the court were to certify this lawsuit as a class action and if the Company were found to have violated that Act, the Company's maximum liability would be the sum of (1) any actual damages suffered by the class of customers in Florida as a result of a violation, (2) the lesser of $500,000 or 1% of the Company's net worth, and (3) reasonable attorneys' fees and court costs. On March 27, 2000, this lawsuit was removed by the Company to the United States District Court for the Middle District of Florida, where it is now pending.

On January 20, 2000, the plaintiffs in the lawsuit filed against the Company in the United States District Court for the Middle District of Florida, Gary M. Kane and Wendy Betts v. Ace Cash Express, Inc., et al., voluntarily dismissed their remaining federal Truth in Lending Act claims, and therefore that lawsuit, without prejudice. On March 22, 2000, however, those plaintiffs and an additional plaintiff filed a lawsuit, Wendy Betts, John Cardegna and Gary M. Kane v. Ace Cash Express, Inc., et al., in a Florida state Circuit Court in Orange County, Florida. This lawsuit was filed against the Company, its wholly owned subsidiary Check Express, Inc., and persons who "own, organized, developed, control, expanded, promoted, and profited from" alleged illegal activities of the Company and Check Express, Inc. described in the complaint. In this lawsuit the plaintiffs, for themselves and others similarly situated since March 22, 1996, allege that the Company's lending and collection activities regarding "payday loans" in Florida violated certain Florida lending practices and usury statutes, the Florida Consumer Finance Act, the Florida Deceptive and Unfair Trade Practices Act, and the Florida Civil Remedies for Criminal Practices Act and constituted fraud. The plaintiffs seek an injunction against any such further alleged illegal activities as well as actual and punitive damages of various kinds, including forfeiture of the total amount of the payday loans made to the purported class of customers in Florida, an amount equal to twice the fees and charges received by the Company from those payday loans, an amount equal to three times the damages suffered by the purported class, the plaintiffs' attorneys' fees, and court costs.

On March 30, 2000, the Company was served with a lawsuit regarding the Company's "payday loan" service in Louisiana, Shirley Porter and Joyce Davis v. Ace Cash Express, Inc., filed in the United States District Court for the Eastern District of Louisiana. This lawsuit was filed against the Company and persons who "have owned, organized, developed, controlled and promoted and profited from" alleged illegal activities of the Company described in the complaint. The plaintiffs, for themselves and others similarly situated, allege that the Company's lending and collection activities regarding payday loans in Louisiana violated the Louisiana Small Loan Act, resulted in unconscionable (and therefore unenforceable) contracts, involved the charging and collection of fees that were excessive under the Louisiana Consumer Credit Law, involved charging and collecting usurious interest under Louisiana law, and violated the federal Racketeer Influenced and Corrupt Organizations (RICO) Act. The class that the plaintiffs seek to represent would consist of customers of the Company's payday loan service in Louisiana since February 25, 1999, regarding the Louisiana state-law claims, and since February 25, 1996, regarding the RICO Act claim. The plaintiffs seek an injunction against any such further alleged illegal activities as well as actual and punitive damages of various kinds, including an amount equal to all fees and charges received by the Company from the payday loans made to the purported class of customers in Louisiana, an amount equal to three times the damages suffered by the purported class, the plaintiffs' attorneys' fees, and court costs.

On April 14, 2000, another lawsuit was filed against the Company regarding its "payday loan" service in Florida, Neil Gillespie v. Ace Cash Express, Inc., in the United States District Court for the Middle District of Florida. The plaintiff, for himself and others similarly situated, alleges that the Company's lending activities regarding payday loans in Florida violated the federal Truth in Lending Act, the Florida Usury Statutes, and the Florida Deceptive and Unfair Trade Practices Act. The class that the plaintiff seeks to represent would consist of customers of the Company's payday loan service in Florida since April 14, 1999, regarding the federal Truth in Lending Act claim, and since April 14, 2000, regarding the Florida state-law claims. The plaintiff seeks an injunction against any such further alleged illegal activities as well as actual and punitive damages of various kinds, including damages under the Truth in Lending Act, an amount equal to twice the fees and charges received by the Company from the payday loans made to the purported class of customers in Florida, the plaintiffs' attorneys' fees, and court costs. The plaintiff's counsel in this lawsuit is the same as the counsel in the Clement lawsuit described above, and both lawsuits are pending in the same court.

Because each of these lawsuits purports to be a class action, the amount of damages for which the Company might be responsible is necessarily uncertain. Regarding each lawsuit, that amount would depend upon proof of the allegations, on the number of customers of the payday loan service who constitute the class of plaintiffs (if permitted by the court), and on proof of actual damages sustained by the plaintiffs. The Company believes that each of these lawsuits is without merit. The Company denies all of the plaintiffs' material allegations in these lawsuits and intends to vigorously defend these lawsuits.

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

                                                  ACE CASH EXPRESS, INC.
                                                  ----------------------

      May 11, 2000                           by: /s/ Debra A. Bradford
                                                     Senior Vice President and
                                                     Chief Financial Officer
                                                     (Duly authorized officer
                                                     and principal financial and
                                                     chief accounting officer)