Form 10-K
period 2000-06-30
ACE CASH EXPRESS INC/TX
filed 2000-09-27
CIK 849116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

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

           Securities registered pursuant to Section 12(b) of the Act:
                                                     NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                  ON WHICH REGISTERED
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 14, 2000, 9,955,763 shares of Common Stock were outstanding. As of such date the aggregate market value of voting stock (based upon the last reported sales price in The Nasdaq Stock Market) held by nonaffiliates of the registrant was approximately $78,041,908.

                       DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III is incorporated by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I
ITEM 1. BUSINESS

GENERAL

Ace Cash Express, Inc. ("ACE" or the "Company") is a significant provider of retail financial services in the United States. The Company is also the largest owner, operator, and franchisers, of check cashing stores in the United States. As of August 31, 2000, the Company had a total network of 1,084 stores in 33 states and the District of Columbia, consisting of 921 Company-owned stores and 163 franchised stores. The Company's growth strategy is to integrate acquisitions, new store openings, and franchising in new and existing markets and to develop new products for introduction into the existing store base. The Company's general objective is to provide a full range of retail financial services and transaction processing in its markets. Additionally, it is the Company's objective to develop and maintain the largest network of stores in markets where the Company operates.

   ACE stores offer check cashing services and other retail financial services at competitive rates in clean, convenient settings. Services include cashing payroll checks, government checks, and insurance drafts; selling money orders; and providing money transfer services using the MoneyGram network. Many
Company-owned stores also offer bill-payment services, lottery and lotto tickets, small consumer loans, and other retail financial and transaction processing services.

INDUSTRY OVERVIEW

   The primary industry in which ACE operates is check cashing. Industry sources indicate that there are approximately 6,000 check cashing stores nationally. Though there is limited public information available, the Company believes that there are six other check cashing companies operating or franchising over 100 stores, three companies that operate or franchise between 50 and 100 locations, with the remaining companies operating less than 50 stores.

   The Company believes that it and other check cashing companies have grown by offering services that banks do not provide, and operating at locations and during hours that are more convenient than those traditionally offered by banks. Unlike many banks, check cashing stores are willing to assume the risk that checks they cash will "bounce." For instance, it is not unusual for a bank to refuse to cash a check for a customer who does not maintain a deposit account with the bank and to require its depositors to maintain sufficient funds in an account to cover a check to be cashed or wait several days for the check to clear. As a result, the Company believes check cashing stores provide an attractive alternative to customers without bank accounts or with relatively small account balances. Although these customers might save money by depositing their checks in a bank and waiting for them to clear, many prefer paying a fee to take advantage of the convenience and availability of immediate cash offered by check cashing stores.

   The core business of check cashing stores is generally cashing checks for a fee. These fees are intended to provide the check casher with a profit after covering operating expenses, including any interest expense incurred by the check casher on the funds advanced to customers between the time checks are cashed and the time the checks clear through the banking system. The risk a check cashing store assumes upon cashing a check is that the check will be uncollected because of insufficient funds, stop payment orders, or fraud. In order to minimize this risk and the losses associated with uncollected checks, many check cashing stores cash only payroll or government entitlement checks, charge higher fees, or have stricter approval procedures for cashing personal checks. ACE does not promote the cashing of personal checks in its stores. For the fiscal year ended June 30, 2000, less than 1% of the checks cashed by the Company were one-party personal checks.

   In addition to check cashing services, most check cashing stores offer customers a range of other services, including access to small consumer loans, bill payments, money orders, and wire transfers of cash. Some check cashing stores also offer lottery and lotto tickets, public transportation passes, copying and fax transmission services, and postage stamps.

   The Company believes that the deregulation of the banking and savings and loan industry has increased the role played by check cashing stores in providing basic financial transaction services to low-income and middle-income customers. At the same time, the Company believes that competition, regulatory scrutiny and complexity are contributing to consolidation of the industry. The Company's strategy is to position itself to benefit from industry consolidation and the competitive advantages available to large operators and franchisors of retail financial services.

GROWTH STRATEGY

   ACE's growth strategy consists principally of combining acquisitions and new store openings with the objective of having the largest number of retail financial services locations in each of its markets and developing new products for introduction into the existing store base. ACE defines its target markets as cities of 100,000 or more. The Company has expanded from 276 Company-owned stores in 10 metropolitan areas as of June 30, 1993, to 915 Company-owned stores in 272 cities as of June 30, 2000. In fiscal 2000, the Company opened 99 newly constructed stores, acquired 36 stores, franchised 56 stores, and closed 18 company-owned stores. The Company currently anticipates that it will construct and open 50 stores, primarily in existing markets, during the fiscal year ending June 30, 2001.

    The following table illustrates the development of Company-owned stores since 1994 by showing the number of stores open in each market area at the end of each of the indicated periods:


                                                            COMPANY-OWNED STORES
                                          -------------------------------------------------------
                                                                June 30,
                                          -------------------------------------------------------
MARKET AREA                               2000     1999   1998    1997    1996    1995     1994
                                          ----     ----   ----    ----    ----    ----     ----

TEXAS:
Dallas/Fort Worth/East Texas               129     122     117     114     112     103      98
Houston/Galveston/Corpus Christi           112      83      76      74      72      60      55
San Antonio/Austin/El Paso                  68      59      51      42      28      24      23
MARYLAND/WASHINGTON D.C./VIRGINIA:
Baltimore/Washington D.C./
Northern VA/Norfolk/Virginia Beach          93      81      77      72      74      71      62
FLORIDA:
Jacksonville/Orlando/Palm Beach/Tampa       90      73      60      46      38       -       -
ARIZONA;
Phoenix/Tuscon                              73      69      59      58      46      37       4
GEORGIA:
Atlanta/Albany/Augusta/Macon/
Savannah                                    54      52      50      47      47      49      42
COLORADO:
Denver/Colorado Springs/Pueblo              52      51      45      44      41      39      30
NORTH & SOUTH CAROLINA
Charlotte/Charleston/Columbia/
Greenville/Spartanburg/Orangeburg           34      29      17      16      16      15      11
CALIFORNIA:
Los Angeles/Van Nuys/San Bernadino          30      16       9       -       -       -       -
TENNESSE:
Memphis/Nashville                           26      22      18      15       5       2       -
LOUISIANA:
New Orleans/Baton Rouge/Shreveport          25      25      25      25      19      19      14
INDIANA:
Indianapolis                                25      23      14       9       4       -       -
WASHINGTON:
Seattle/Tacoma/Everette                     14      12      10       8       6       -       -
NEVADA:
Las Vegas                                   14      11       4       -       -       -       -
OKLAHOMA:
Oklahoma City                               12      14      13      13      12      12       -
OHIO:
Cleveland                                   11      10      10      10       8       7       4
MISSOURI:
St. Louis                                   11      10       6       6       3       3       -
OREGON:
Portland                                     9       8       5       5       -       -       -
NEW MEXICO:
Albuquerque                                  8       8       7       7       7       7       -
ARKANSAS:
Little Rock                                  8       7       7       6       6       4       -
UTAH:
Salt Lake City/Layton/Ogden                  5       3       -       -       -       -       -
KANSAS:
Wichita                                      4       3       2       -       -       -       -
ALABAMA:
Birmingham/Homewood                          3       4       1       -       -       -       -
PENNSYLVANIA:
Pittsburg                                    3       -       -       -       -       -       -
KENTUCKY:
Paducah /Murray                              2       3       -       -       -       -       -
                                           ---     ---     ---     ---     ---     ---     ---
TOTAL                                      915     798     683     617     544     452     343
                                           ===     ===     ===     ===     ===     ===     ===


    Acquisitions. During fiscal 2000, the Company acquired 36 stores in eight separate transactions. The Company believes its experience with acquisitions permits it to successfully integrate additional acquisitions. Of the 915 ACE company-owned stores currently in operation, 325, or 36%, have been acquired stores. The Company does not have any current plan or expectation as to the number of stores that it may acquire during the fiscal year ending June 30, 2001. The Company intends to continue searching for strategic opportunities in both existing and new markets.

FRANCHISE OPERATIONS

   With the acquisition of Check Express, Inc. and its wholly owned franchising subsidiaries in February 1996, the Company became one of the largest franchisors of check cashing stores in the United States. In fiscal 1996, ACE created the ACE Franchise Group to service and market new ACE franchises. ACE franchises are marketed through a commissioned employee sales force, supplemented by advertising in newspapers, trade journals, and other media. As of June 30, 2000, there were 157 Company-franchised stores open and operating in 27 states, as follows:


                                              Number of stores
                                              ----------------

                         Texas                      48
                         California                 15
                         Louisiana                  13
                         Florida                    12
                         Oklahoma                   11
                         Ohio                        9
                         South Carolina              7
                         Georgia                     6
                         North Carolina              5
                         Colorado                    3
                         Missouri                    3
                         Oregon                      3
                         Arizona                     2
                         Arkansas                    2
                         Connecticut                 2
                         Indiana                     2
                         Kentucky                    2
                         Tennessee                   2
                         Washington                  2
                         Other states (8)            8
                                                   ---
                         Total                     157
                                                   ===



   The Company intends to continue its expansion through the sale of new franchises and the opening of additional units under existing franchise agreements. The Company is actively marketing several types of ACE franchises depending on the style of business being conducted. These include a standard store franchise, a store-within-a-store (or "kiosk") franchise, and a conversion franchise that permits an existing check cashing business to convert to an ACE franchisee. The Company opened 56 new franchised stores, sold six franchised stores, closed six franchised stores, and acquired seven former franchised stores during fiscal 2000. The majority of franchised stores operate under the "ACE" name, by license from the Company.

CUSTOMERS AND SERVICES

   Management believes the Company's core customer group is composed primarily of individuals whose average age is 29 and who rent their house or apartment and hold a wide variety of jobs in the service sector or are clerical workers, craftsmen, and laborers. These customers tend to change jobs and residences more often than average, have annual family incomes under $30,000, often pay their bills with money orders, and prefer the availability of immediate cash provided by cashing checks at the Company's stores.

   The following table reflects the major categories of services that ACE currently offers and the revenues (in thousands) from these services for the indicated fiscal years:

                                                   YEAR ENDED JUNE 30,
--------------------------   --------------------------------------------------------
REVENUE CATEGORY                2000        1999       1998        1997         1996
--------------------------   --------     --------   --------    --------    --------
  Check cashing fees         $ 89,641    $ 78,839    $ 68,987    $ 62,835    $ 51,327
  Loan fees and interest       17,872      14,257      10,137       5,703       2,462
  Bill payment services         9,447       8,394       4,146       2,197       1,320
  Money transfer services       8,944       7,951       6,082       5,749       4,740
  Money order fees              7,032       5,332       2,879       2,757       2,413
  New customer fees             2,164       2,296       2,207       2,051       1,338
  Franchise revenues            2,537       2,117       1,665       1,398         633
  Other fees                    2,999       3,128       4,091       4,702       4,726
                             --------    --------    --------    --------    --------
  Total revenue              $140,636    $122,314    $100,194    $ 87,392    $ 68,959
                             ========    ========    ========    ========    ========


   Check cashing. ACE's primary business is cashing checks for a fee. The principal type of check the Company cashes is a payroll check. The Company also cashes government assistance, tax refund, and insurance checks or drafts. Subject to market conditions at different locations, the Company's check cashing fees for payroll checks approximate 2.2% of the face amount of the check. The Company imposes a surcharge for cashing out-of-state checks, handwritten checks, money orders, tax refund checks, and insurance checks or drafts. Unlike many of its competitors, the Company displays its check cashing fees in full view of its customers on a "menu board" in each store and provides a detailed receipt for each transaction. Although the Company has established guidelines for approving check cashing transactions, it has no preset limit on the size of the checks it will cash.

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

   Loan services. The Company is engaged in the small consumer loan business, because the Company believes that many consumers may have limited access to other sources of consumer credit. During the year ended June 30, 2000, the Company offered payday loans at various of its locations, and offered short-term bank loans made by Goleta National Bank at certain of its locations. See " -- Bank Loans" below.

   Where permitted by law, the Company has offered a service commonly referred to in the check-cashing industry as a "payday loan." That service consists of providing a customer cash in exchange for the customer's check (in the amount of that cash plus a service fee), with an agreement to defer the presentment or deposit of that check until the customer's next payday, usually a period of two to four weeks. ACE has been a licensed provider of such payday loans in Arkansas, California, Colorado, Florida, Indiana, Kansas, Kentucky, Louisiana, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Ohio, Oregon, Tennessee, Washington, and Washington D.C. During the year ended June 30, 2000, the average amount of cash provided to a customer in such a transaction was approximately $220, and the fee received by the Company was approximately $31.07. As of June 30, 2000, this service was offered in 45 of the Company's stores. The Company has now ceased to offer this service at almost all of its stores.

   The payday loan service has been subject to extensive regulation. As required, each ACE store that has offered payday loans has been licensed under state laws, which establish allowable fees and other charges on these loans to consumers. In addition, many states regulate the maximum amounts and maturities of these loans.

   Certain jurisdictions in which the Company operates do not permit payday lending; one of those states is Texas, the state in which the Company has the most locations. Further, the regulations in the various states in which payday lending is permitted are not uniform. Because the Company believes that its business would benefit by making a single or standard loan product available to its customers in all jurisdictions, it is now offering short-term loans from Goleta National Bank at almost all of the ACE locations.

   Bill-payment services. The Company's stores serve as payment locations for customers to pay their utility, telephone, and other bills to third parties. Upon acceptance of the customer's payment, the Company remits the amount owed to the third-party payee under an agreement with that payee and either receives a service fee from the payee or collects a fee from the consumer.

   Under a Bill-Payment Processing and Funds Transfer Services Agreement (the "MoneyLine Agreement") with Travelers Express Company, Inc. ("Travelers Express") and its affiliate MoneyLine Express, Inc. ("MoneyLine"), the Company acts as an agent for MoneyLine, which has agreements with various third-party payees for consumer services. The Company's services and obligations under the MoneyLine Agreement are similar to those in its other bill-payment agreements directly with the payees, though consumer payments accepted by the Company are transmitted to MoneyLine instead of directly to the payees. The MoneyLine Agreement permits the Company to offer its customers bill-payment services to virtually any third-party payee.

  Money transfer services. ACE is an agent for the transmission and receipt of wire transfers through the MoneyGram network. Through this network, ACE customers can transfer funds electronically to any of approximately 15,000 MoneyGram locations nationwide (including other ACE stores) and over 30,000 locations worldwide. MoneyGram Payment Systems, Inc. establishes the fees for this service, and the Company is paid a percentage of the fees it collects from customers as a commission and remits the balance to MoneyGram Payment Systems, Inc.

  Money orders. The Company sells money orders issued by Travelers Express in denominations up to $1,000. These money orders are generally used by the Company's customers for bill payments, rent payments, and other general disbursements. The Company sold 12.3 million, 14.5 million, and 14.1 million money orders during the 2000, 1999, and 1998 fiscal years, respectively. The fees charged for money orders depend on local market conditions and the size of the money order. The Company remits the face amount of each money order sold to Travelers Express. ACE's money order revenues include that portion of the fees retained by the Company.

   New customer fees. The Company charges a one-time fee for new check cashing customers to cover the costs of initial set-up in the ACE customer database and establishment of an identification verification system.

   Franchise revenues. The Company's franchise revenues consist of royalties, initial franchise fees, and buyback fees from its franchisees. There were 157 Company-franchised stores in operation as of June 30, 2000.

   Other services and products. In many Company-owned stores, ACE also offers a variety of other retail financial products and services to its customers, including lottery and lotto ticket sales, public transportation passes, copying and fax transmission services, postage stamps, and prepaid long-distance telephone cards.

STORE OPERATIONS AND NEW STORE ECONOMICS

   The Company's objective is to locate its Company-owned stores in highly visible, accessible locations and to operate the stores during convenient hours. The Company attempts to locate stores on high traffic streets or intersections, in many cases in or near destination shopping centers. The Company's stores occupy 1,100 square feet on average and are located in strip shopping centers, free-standing buildings, and kiosks located inside major retail stores. The Company is focused on increasing the market's awareness of ACE by using consistent signage and design at each store location. All but two of the Company-owned stores are leased.

   Normal business hours of the Company-owned stores are from 9:00 a.m. until 7:00 p.m., Monday through Thursday, 9:00 a.m. until 8:00 p.m. on Friday, and 9:00 a.m. until 6:00 p.m. on Saturday. Currently, 160 stores are also open on Sunday, generally from 10:00 a.m. until 5:00 p.m., and several stores are open 24 hours. The business hours of any store may be changed due to local market conditions.

   The Company's store construction and facilities planning staff reviews and negotiates lease agreements for store locations, supervises the construction of new stores, the remodeling of existing stores, and performs lease management once the leases are executed. Although the size and shape of a Company-owned store may vary, and since many of the stores are built out of existing space, the work area of each store is a modular-designed unit that can be customized to meet the requirements of each location while giving a uniform appearance. These modular units may be moved from one location to the next, thus reducing the costs associated with opening new stores and relocating existing stores.

   The tables below show the average annual store revenues and the average store contribution for Company-owned stores which were opened and remain open as of June 30, 2000.


                                                             AVERAGE STORE REVENUES
                                                                YEAR ENDED JUNE 30,
                        NUMBER OF                                  (IN THOUSANDS)
                      STORES OPEN AT      ------------------------------------------------------------
YEAR OPENED:          JUNE 30, 2000         2000         1999         1998         1997        1996
                     -----------------    ---------    ---------    ---------    ---------    --------
1991 and earlier           145              $198.1       $185.1       $167.2       $158.6      $151.7
1992                        22               232.0        228.0        202.0        177.4       154.2
1993                        37               200.6        186.9        159.8        143.1       127.8
1994                        35               177.3        168.2        148.8        134.0       114.4
1995                        34               164.9        156.7        126.5        113.2        85.8
1996                        29               184.2        164.8        141.1        107.6        33.8
1997                        40               152.6        138.4        103.0         32.3           -
1998                        59               124.0         93.0         25.6            -           -
1999                        90                82.4         28.6            -            -           -
2000                        99                22.8            -            -            -           -
                     -----------------
                           590
Acquired stores            325
                     -----------------
                           915
                     =================


                                                           AVERAGE STORE CONTRIBUTION (1)
                                                                  YEAR ENDED JUNE 30,
                         NUMBER OF                                   (IN THOUSANDS)
                       STORES OPEN AT     ------------------------------------------------------------
YEAR OPENED:           JUNE 30, 2000         2000         1999         1998         1997        1996
                     -----------------    ---------    ---------    ---------    ---------    --------
1991 and earlier           145              $ 86.5       $ 76.9        $64.7        $58.9       $54.6
1992                        22               112.7        109.3         88.8         69.8        52.7
1993                        37                81.3         76.0         58.4         47.6        35.9
1994                        35                68.1         58.6         45.3         43.3        26.8
1995                        34                52.3         44.4         23.4         18.5       (1.4)
1996                        29                71.4         51.9         36.1          8.6       (7.9)
1997                        40                34.4         26.6        (1.5)       (12.4)           -
1998                        59                19.8          6.2       (13.9)            -           -
1999                        90              (19.2)       (19.5)            -            -           -
2000                        99              (16.5)            -            -            -           -
                     -----------------
                           590
Acquired stores            325
                     -----------------
                           915
                     =================

-----------------------------------------------------

(1) "Average store contribution" equals revenues less direct store expenses and store-related depreciation and amortization. Direct store expenses consist of store salaries and benefits, occupancy costs (rent, maintenance, taxes and utilities), returned checks net of collections, cash shortages, armored security costs, loan losses,and bank charges. Direct store expenses exclude region or corporate overhead, depreciation, and amortization expenses.

   The capital cost of opening a new store varies depending on the size and type of store. During fiscal 2000, the Company opened 99 Company-owned stores at an average capital cost of approximately $61,000 per store.

   There can be no assurance that the Company's stores will continue to generate the same level of revenues or revenue growth as in the past or that any new or acquired store will perform at a level comparable to any of the Company's existing stores.

ADVERTISING AND MARKETING

   ACE markets and promotes service and product offerings by a variety of methods. The Company believes that its most effective marketing is through in-store programs, combining the selling efforts of store personnel with various selling messages on point-of-purchase material. The Company emphasizes courteous service and trains service associates to recognize and develop good relationships with customers. All check cashing customers join the ACE PLUS gold card retention program, which rewards members with benefits like free check cashing commensurate with the volume of check cashing done at ACE. Also, through its branding with standardized signage and store design, the Company attempts to foster an image that attracts customers and inspires consumer confidence. The Company also benefits from vendor-sponsored media advertising in some markets.

SUPERVISION AND TRAINING

   The Company's operations are organized in "regions," which generally correspond to the market areas in which ACE operates its stores. Each region has a regional vice president ("RVP"), who reports to the Executive Vice President of Operations and is responsible for the operations, administration, training, and supervision of the Company-owned stores in his or her region. The Company currently has 11 RVP's who supervise an average of 83 stores each. The Company currently has 56 district supervisors, each of whom reports to the RVP for his or her region and is directly responsible for the general management of 6 to 30 stores within his or her territory. These district supervisors are responsible for operations, training, scheduling, marketing, and staff motivation. Each store manager reports to a district supervisor, has direct responsibility over his or her store's operations, and supervises the service associates who staff the stores.

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

POINT-OF-SALE SYSTEM

   ACE has developed and implemented a proprietary personal computer based point-of-sale system, which has been fully operational in all Company-owned stores since 1991. In addition to other management information and control functions, ACE's point-of-sale system allows the Company to:

1) capture, analyze, and update on a daily basis data relating to customers and transactions, including the makers of cashed checks, which allows the Company to provide service associates with on-demand access to current information for use in approving check cashing transactions;
2) utilize an  automated  decision
methodology to guide service associates to take appropriate actions and to better manage risk in check cashing transactions;
3)monitor daily revenues by product or service on a company, regional, per store, and per employee basis;
4) monitor and manage daily store exception reports, which record, for example, any cash shortages and late store opening times;
5) identify cash differences between bank statements and the Company's records (such as differences resulting from missing items and deposits);
6) determine, on a daily basis, the amount of cash needed at each store location, allowing centralized cash management personnel to maintain the optimum amount of cash inventory in each store;
7) reduce the risk of transaction errors by, for example, automatically calculating check cashing and other transaction fees;
8) provide products and services in a standardized and efficient manner, which the Company believes allows it to operate its stores with fewer personnel than many of its competitors (with many of the Company's stores being operated by only one person);

9) electronically transmit information and documents to third-party providers of services or products offered at the stores; and
10)facilitate compliance with regulatory requirements.

  The data captured by the point-of-sale system is transmitted daily from each store to a centralized database maintained at ACE's headquarters and is automatically integrated into its general ledger system.

SECURITY

   All Company-owned store employees work behind bullet-resistant Plexiglas and steel partitions. Each Company-owned store's security measures include safes, alarm systems monitored by third parties, teller area entry control, perimeter opening entry detection, and tracking of all employee movement in and out of secured areas. All centers are currently using centralized security; acquired centers are typically converted within one month of acquisition. The centralized system includes the following security measures in addition to those described above: identical alarm systems in all stores, remote control over alarm systems, arming/disarming and changing user codes, and mechanically and electronically controlled time-delay safes.

   Since ACE's business requires its stores to maintain a significant supply of cash, the Company is subject to the risk of cash shortages resulting from theft and employee errors. Although the Company has implemented various programs to reduce these risks and provide security for its facilities and employees, there can be no assurance that these problems will be eliminated. During the 2000 and 1999 fiscal years, cash shortages from employee errors and from theft were approximately $2.8 million (2.0% of revenues) and $2.5 million (2.0% of revenues), respectively.

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

EMPLOYEES

    At June 30, 2000, ACE employed 2,046 persons: 1,092 store employees, 677 store managers, 56 district supervisors, 11 regional vice presidents, 117 regional support personnel, 81 corporate employees, and 12 franchise personnel. Third-party firms hired by the Company conduct background checks of the Company's new hires.

   The Company considers its employee relations to be good. ACE's employees are not covered by a collective bargaining agreement, and the Company has never experienced any organized work stoppage, strike, or labor dispute. Generally, the Company's employees are not bonded.

COMPETITION

   The Company believes that the principal competitive factors in the check cashing industry are location, customer service, fees, convenience, and range of services offered. The Company faces intense competition and believes that the check cashing market is becoming more competitive as the industry matures and consolidates. The Company competes with other check cashing stores, grocery stores, banks, savings and loans, short-term consumer lenders, other financial services entities, and any retail businesses that cash checks, sell money orders, provide money transfer services, or other similar financial services. Certain competitors of the Company, other than check cashing stores, cash checks without charging a fee under limited circumstances. Some of the Company's competitors that are not check cashing companies have larger and more established customer bases and substantially greater financial, marketing, and other resources. There is no assurance that the Company will be able to compete successfully with its competitors.

TRADEMARKS

   The Company has obtained several federal trademark registrations, including for "A-C-E America's Cash Express(R)", "ACE(R)" and its logo design.

REGULATION

   General. The Company is subject to regulation in several jurisdictions in which it operates, including jurisdictions that regulate check cashing fees or require the registration of check cashing companies or money transmission agents. The Company is also subject to federal and state regulation relating to the reporting and recording of certain currency transactions. Further, the Company has been subject to regulation in the jurisdictions in which it has offered the service commonly referred as a "payday loan."

   State Regulations. The Company operates in 18 states that have licensing and/or fee regulations regarding check cashing: Arkansas, Arizona, California, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Utah, Washington, and the District of Columbia. The Company is licensed in each of the states in which a license is currently required for it to operate as a check cashing company. To the extent these states have adopted ceilings on check-cashing fees, those ceilings are in excess or equal to the fees charged by the Company.

   The adoption of check cashing fee ceilings in additional jurisdictions could have an adverse effect on the Company's business, and existing fee ceilings could restrict the ability of the Company to expand its check-cashing operations into certain states.

   In some jurisdictions, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements. In addition, in those jurisdictions in which the Company has operated as a "payday lender," it has been licensed as such and has had to comply with the regulations governing payday loans. Those various licenses, and compliance with those various regulations, may not be necessary for the offering of the Bank Loans at the Company's locations. The Bank Loans are subject primarily to federal regulation applicable to Goleta as a lending national bank.

   Federal Regulations. Under the Bank Secrecy Act regulations of the U.S. Department of the Treasury (the "Treasury Department"), transactions involving currency in an amount greater than $10,000 or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000 must be reported. In general, every financial institution, including the Company, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through or to the financial institution, that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any person and result in either cash in or cash out totaling more than $10,000 during any one business day. Management believes that the Company's point-of-sale system and employee-training programs are essential to the Company in complying with these statutory requirements.

   The Money Laundering Suppression Act of 1994 added a section to the Bank Secrecy Act requiring the registration of "money services businesses," like the Company, that engage in check cashing, currency exchange, money transmission, or the issuance or redemption of money orders, traveler's checks, and similar
instruments.   The  purpose  of  the  registration  is  to  enable  governmental authorities to better enforce laws prohibiting money laundering and other illegal activities. The registration requirement was suspended pending the adoption of regulations implementing the statute, and in May 1997 the Financial Crimes Enforcement Network of the Treasury Department ("FinCEN") proposed regulations for comment. In August 1999 FinCEN announced the adoption of final implementing regulations, effective September 20, 1999. The regulations require money services businesses to register with the Treasury Department, by filing a form to be adopted by FinCEN, by December 31, 2001 and to re-register at least every two years thereafter. The regulations also require that a money services business maintain a list of names and addresses of, and other information about, its agents and that the list be made available to any requesting law enforcement agency (through FinCEN). That agent list must first be maintained by January 1, 2002 and must be updated at least annually. Though FinCEN must adopt further regulations and procedures to more fully implement these requirements, based on these regulations, the Company does not believe that compliance with these requirements will have any material impact on its operations.

 In March 2000 FinCEN adopted additional regulations, implementing the Bank Secrecy Act, that are also addressed to money services businesses. In pertinent part, those regulations will require money services businesses like the Company to report suspicious transactions involving at least $2,000 to FinCEN. The regulations generally describe three classes of reportable suspicious transactions -- one or more related transactions that the money services business knows, suspects, or has reason to suspect (1) involve funds derived from illegal activity or are intended to hide or disguise such funds, (2) are designed to evade the requirements of the Bank Secrecy Act, or (3) appear to serve no business or lawful purpose. FinCEN indicated that it would subsequently provide guidance in the form of examples of reportable transactions, but (so far as the Company is aware) no such examples have yet been published. Again, this reporting requirement will not apply until December 31, 2001, and because of the Company's point-of-sale system and employee-training programs, the Company does not believe that compliance will have any material impact on its operations.

   In May 1997 FinCEN proposed for comment one other set of regulations implementing the Bank Secrecy Act that could affect the Company. That proposed set of regulations requires "money transmitters" and their "agents" to report and keep records, and verify the senders of transactions in currency or monetary instruments of at least $750, but not more than $10,000, in connection with the transfer of funds to a person outside the United States. Because the Company is an agent in the MoneyGram network and an agent for MoneyLine regarding bill-payment services, the Company would be an agent of money transmitters under this proposed set of regulations. In its August 1999 announcement, FinCEN indicated that the proposed regulations regarding transmission of funds to persons outside the United States was being deferred and provided no further explanation.

   Bank Loans. As a national bank, Goleta is subject to regulation, supervision, and regular examination by various federal regulatory authorities, including the Office of the Comptroller of the Currency (the "OCC"). To the extent an examination involves review of the Bank Loans and related processes, the OCC or other regulatory authority may request, and the Company will typically grant, access to certain of the Company's locations, personnel, and records regarding Bank Loans. The OCC is conducting a scheduled examination of Goleta during September and October 2000, and the Company is cooperating with the OCC's requests for information regarding Bank Loans. The Company does not anticipate any material adverse consequences as the result of the current examination of Goleta or the Company's involvement in that examination. But the Company's ability to offer Bank Loans at its locations could be affected by any adverse determination by the OCC or by other actions or determinations made from time to time by any of the authorities that regulate Goleta.

   From time to time local and national media have published or broadcast stories that are critical of payday loans and other small short-term consumer loans. Those stories focus on the cost to a consumer for that service or loan, which is higher than the interest typically charged by credit-card issuers to a more creditworthy consumer. This difference in credit cost is more significant if a consumer does not promptly repay the payday loan or other short-term loan, but renews and extends (or "rolls over") that loan for one or more additional short-term (e.g., two-week) periods. Those stories -- which have not been concerned solely with ACE's products or practices -- typically advocate governmental action to eliminate or restrict payday loans and other similar loans. From time to time over the past two years, bills have been introduced in the United States Congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that would so eliminate or restrict payday loans and other similar loans. So far as the Company is aware, however, none of those bills or proposals have made any significant progress in the legislative or regulatory process. Though the Company does not currently anticipate any legislative or regulatory action that would prohibit or materially restrict its loan services, the occurrence of any such prohibition or restriction in the future could have a material adverse effect on the Company's business.

RELATIONSHIPS WITH THE MONEY ORDER AND MONEYGRAM SUPPLIERS

    Money Order Agreement. In April 1998, the Company signed a money order agreement with Travelers Express which became effective December 17, 1998. Under this five-year agreement, the Company exclusively sells Travelers Express money orders that bear the Company's logo. In conjunction with this agreement and the MoneyLine Agreement (which also has a five-year term), the Company received $3 million from Travelers Express in April 1998, received $400,000 in each of April 1999 and April 2000, and is entitled to receive an additional $400,000 per year for the next three years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 4 of Notes to Consolidated Financial Statements. If the money order agreement is terminated under certain circumstances before the expiration of its five-year term, the Company will be obligated to repay a portion of the $3 million and the annual amounts received from Travelers Express. The money order agreement with Travelers Express does not allow an extended deferral of remittances of money order proceeds. The Company's payment and other obligations to Travelers Express under the money order agreement are secured by a subordinated lien on the Company's assets in accordance with the Amended Collateral Trust Agreement described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Credit Facilities."

   Existing MoneyGram Services. The Company is an agent for the receipt and transmission of wire transfers of money through the MoneyGram network. The Company's agency relationship is currently governed by the 1996 MoneyGram Master Agreement, as amended (the "Existing MoneyGram Agreement"), with MoneyGram Payment Systems, Inc. ("MPS"), an affiliate of Travelers Express. The Existing MoneyGram Agreement expires by its terms on December 31, 2000.
  In June 1996, upon the extension of the Existing MoneyGram Agreement to its current expiration date, the Company received a bonus of $2 million. The Company also receives incentive bonuses under the Existing MoneyGram Agreement for opening or acquiring new MoneyGram service locations. All of the bonuses received by the Company under the Existing MoneyGram Agreement have been deferred and included in "Other liabilities" in the Company's consolidated balance sheets and are amortized to revenues over the term of the Existing MoneyGram Agreement. During the fiscal year ended June 30, 2000, $2.6 million of this amortization was recorded and included in money transfer services revenues.

  New Money Transfer Agreement. In June 2000, the Company signed a Money Transfer Agreement with Travelers Express and MPS to become effective upon the expiration of the Existing MoneyGram Agreement (the "New MoneyGram Agreement"). During the seven-year term of the New MoneyGram Agreement, the Company will exclusively offer and sell MoneyGram wire transfer services. Under the New MoneyGram Agreement (as under the Existing MoneyGram Agreement), the Company will earn commissions for each transmission and receipt of money through the MoneyGram network effected at a Company-owned location; those commissions will equal varying percentages of the fees charged by MPS to consumers for the MoneyGram services.

   Under the New MoneyGram Agreement, the Company will also be entitled to receive a total of approximately $12.5 million in incentive bonuses, payable in equal monthly installments (without interest) over the seven-year term. The amount of those monthly installments will be subject to reduction if the Company closes or sells a significant number of those locations at which MoneyGram services are offered at the beginning of the New MoneyGram Agreement. In addition, the Company will be entitled to receive certain incentive payments regarding new MoneyGram service locations that it opens or acquires during the term of the New MoneyGram Agreement.

  The Company's execution of the New MoneyGram Agreement extends and strengthens the Company's relationship with Travelers Express and its affiliates. That relationship includes the money order agreement as well as the MoneyLine Agreement for bill-payment services, and is therefore significant to the Company's business. Though the Company does not anticipate any disruption of that relationship, if such a disruption were to occur, the Company's business could be materially and adversely affected.

BANK LOANS

   In August 1999 the Company entered into a Master Loan Agency Agreement (the "Goleta Agreement") with Goleta National Bank, a national bank located in Goleta, California ("Goleta"). Under the Goleta Agreement, the parties agreed to develop and implement an arrangement under which short-term loans made by Goleta would be offered at the Company's owned locations. Since entering into the Goleta Agreement, the parties have developed software and various procedures to offer the short-term loans contemplated by the Goleta Agreement ("Bank Loans"); and since March 2000, the parties have implemented those procedures and offered Bank Loans at an increasing number of the Company's locations. As of August 31, 2000, Bank Loans were offered at 896 of the Company's owned locations.

  The terms of the Bank Loans are established, and subject to change from time to time, solely by Goleta. Currently, a Bank Loan may be up to $500 and must be repaid in 14 days. A Bank Loan may be renewed by a borrower only if at least five percent of the outstanding principal amount is paid. A borrower may have only one Bank Loan outstanding at a time.

  Goleta determines, in accordance with its credit criteria, those applicants to whom a Bank Loan will be made. The Company's involvement in the Bank Loan process is limited to the electronic transmission of information and documents in accordance with procedures established by Goleta. A Bank Loan is funded into the borrower's account at Goleta. Access to those funds is through a debit card and personal identification number issued by Goleta in the Bank Loan process. That debit card (with identification number) may be used at various ATM machines or retail stores or at the Company's locations.

  A Bank Loan may be repaid at an ACE location, for transmission to Goleta and credit to the borrower's bank account. Goleta has appointed the Company as servicing agent for any necessary collection activity regarding past-due Bank Loans, subject to Goleta's reasonable direction. Goleta has sole authority to modify the terms, or extend the payment, of any Bank Loans.

     Under the Goleta Agreement, the Company must purchase from Goleta a participation interest in all Bank Loans made on a previous day or previous days. That participation entitles the Company to substantially all of the interest received by Goleta from the borrowers, and subjects the Company to substantially all of the risk of nonpayment by the borrowers. The Company must pay participation processing fees regarding the Bank Loans under the Goleta Agreement.

  The Company is responsible under the Goleta Agreement for up to substantially all of any third-party claims regarding the Bank Loans other than claims resulting solely from Goleta's misconduct.

  The Company has agreed in the Goleta Agreement not to offer at its locations any short-term loan that is substantially similar to the Bank Loans, except where the Company is precluded from offering Bank Loans by contract, law, or regulatory authority. The Company may offer its payday loan service or other short-term loans where Bank Loans cannot be offered. Goleta agreed in the Goleta Agreement not to offer or make Bank Loans or any substantially similar short-term loan anywhere in the United States except at an office of Goleta or as required by law. The parties' exclusivity obligations will be effective so long as applications for a minimum number of Bank Loans are submitted to Goleta from ACE locations during each 12-month period beginning April 14, 2000.

  The term of the Goleta Agreement will expire on April 13, 2005, at the earliest. That term will be extended annually if applications for a certain number of Bank Loans are submitted to Goleta from ACE locations during each 12-month period beginning April 14, 2000.

  Either party may terminate the Goleta Agreement because of (1) the other party's insolvency, (2) the other party's failure to make any required payment or to perform any other material obligation that is not cured after notice, or
(3) any action by a regulatory authority that requires Goleta to cease making Bank Loans or imposes restrictions that would materially and adversely affect Goleta's ability to make Bank Loans. In addition, the Company may terminate upon its determination that any change by Goleta in the terms of the Bank Loans or its credit criteria has adversely affected or would adversely affect the market for Bank Loans.

  Because the Company's economic interest in the Bank Loans results from the purchase of participations, the Company is dependent on Goleta's originating the Bank Loans. If any change in the terms of, or the credit criteria for, the Bank Loans were to result in losses that the Company deems unacceptable, the Company's sole legal recourse would be exercise its right to terminate the Goleta Agreement.

  The Goleta Agreement permits the Company to expand its offering of loan services; the Company can offer Bank Loans at many more of its locations than it could offer its "payday loan" service. If the Goleta Agreement were terminated or the Company's ability to offer Bank Loans at a significant number of its locations were otherwise restricted, then (even though the Company might again be able to offer a payday loan service at many locations) the Company's loan-related revenues could be materially and adversely affected.

INVESTMENT IN EPACIFIC

  In March and April 2000, the Company invested a total of $1 million in ePacific Incorporated ("ePacific"), a private company in the business of providing customized debit-card payment systems and electronic funds transfer processing services, which has been recorded under the cost method and is included in other assets. ePacific, formerly a controlled subsidiary of Goleta, provides the debit-card system and processing services to Goleta to enable it to make the Bank Loans described above in "-- Bank Loans."

  The Company's investment in ePacific was made at the same times, and on the same terms, as the investment by two venture capital investors. The Company purchased approximately 14% of the shares of ePacific's Series A Convertible Preferred Stock purchased by the group of investors. The terms of those shares are typical of preferred stock issued and purchased in venture capital investments, and include the right to periodic dividends from ePacific, the right to a preferential distribution upon liquidation of ePacific, voting rights with ePacific common stock, and the right to convert the preferred stock into ePacific common stock. Under a stockholders' agreement with ePacific and its other stockholders, the Company agreed to certain restrictions on transfer of its ePacific stock, received certain securities registration rights regarding resale of its ePacific stock, and received the right to designate one person to serve as a director of ePacific. The Company designated Jay Shipowitz, its President and Chief Operating Officer, to serve as a director of ePacific.

  The investment in ePacific was motivated by the Company's belief that the market for financial-services products delivered through debit-ATM cards will continue to expand; a reason for that expansion is the technology that now permits value to be placed or "loaded" on a debit-ATM card for a consumer in a retail environment. The Company also believes that ePacific has developed unique debit-card processing applications for internet users that may allow it to compete effectively with some of the larger debit-card processors.

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

CREDIT FACILITIES

  In July 1998, the Company entered into a Credit Agreement with a syndicate of banks (the "Lenders") represented by Wells Fargo Bank (Texas), National
Association ("Wells Fargo Bank"), as lead agent and Chase Bank of Texas as co-agent (the "Credit Agreement"). The Credit Agreement was renewed in December 1999, with Wells Fargo Bank as lead agent. The credit facilities under the Credit Agreement consist of a revolving (line-of-credit) facility of $130 million (the "Revolving Facility") and a term-loan facility of $35 million (the "Term-Loan Facility"). The Revolving Facility is used for working capital and general corporate purposes of the Company, and the Term-Loan Facility is used for store construction and relocation and other capital expenditures of the Company, including acquisitions, and refinancing other debt. Also, upon certain conditions, in addition to the Revolving Facility, the Company has available from Wells Fargo Bank (a) an additional 25-day revolving advance facility of up to $25 million and (b) a standby letter-of-credit facility of up to $1.5 million. The terms of the Credit Agreement and ancillary documents are described in more detail at "Management's Discussion and Analysis of Financial Condition
and  Results  of  Operations  -  Liquidity   and  Capital   Resources  -  Credit
Facilities."

ITEM 2. PROPERTIES

   All but two of the Company's stores are leased, generally under leases providing for an initial term of three years and renewal terms of from three to six years. The Company acquired, as part of the Check Express acquisition in February 1996, and still owns the land and building at which one of the Company's stores is located in Indianapolis, Indiana. Management believes that the land and building are suitable for the successful operation of a Company-owned store. The Company's headquarters offices in Irving, Texas, a suburb of Dallas, occupy approximately 40,000 square feet under a 62-month lease, the term of which expires in April 2001.

ITEM 3. LEGAL PROCEEDINGS

  The Company has entered into an agreement to settle the lawsuit against the Company in Arkansas, Angie Gwatney v. Ace Cash Express, Inc. Under the settlement, qualified customers will receive certificates that may be redeemed for prepaid telephone cards from the Company. The face amount of the telephone cards will equal 75% of the total amount of fees ($2.2 million) that the customers paid the Company in deferred-presentment transactions from February 9, 1996 through June 15, 1999. It is impossible to predict the number and face amount of the telephone cards that the Company will have to provide to customers. But, based on its estimate of the distribution of those cards, the Company has provided in its fiscal 2000 financial statements a total of $640,000 to satisfy its settlement obligations. The settlement agreement has been approved by the court, and the Company believes that the approval will be final and effective on October 5, 2000.

  On December 17, 1999, a lawsuit regarding the Company's "payday loan" service, Eva J. Rowings v. Ace Cash Express, Inc., was filed against the Company in the United States District Court for the Southern District of Indiana. The plaintiff, for herself and others similarly situated since December 17, 1998, alleges that the Company's disclosures to recipients of payday loans in Indiana do not comply with the requirements of the Truth in Lending Act and Regulation Z under federal law and of the Uniform Consumer Credit Code in Indiana. On January 27, 2000, the plaintiff filed an amended complaint alleging that the Company violated Indiana Code 35-45-7-2 (Indiana's "loansharking" statute) and that the loans are therefore void. The plaintiff seeks monetary damages as specified by statute as well as attorneys' fees and court costs from the Company. Because this lawsuit purports to be a class action, the amount of damages for which the Company may be responsible is necessarily uncertain. That amount would depend on proof of the allegations, on the number of recipients of payday loans who constitute the class of plaintiffs (if permitted by the court), and on proof of actual damages sustained by the plaintiffs. Under each of the federal Truth in Lending Act and the Indiana Uniform Consumer Credit Code, if the court were to certify this lawsuit as a class action and if the Company were found to have violated that statute, the Company's maximum liability would be the sum of (1) any actual damages sustained by the plaintiffs as a result of the violation, (2) the lesser of $500,000 or 1% of the Company's net worth, and (3) reasonable attorneys' fees and court costs. Also, if the Company were found to have violated Indiana Code 35-45-7-2 in connection with the payday loans to the class of plaintiffs, those loans could be declared void. The Company has filed a motion to dismiss all federal law claims asserted in the complaint and has asked the court to decline to exercise jurisdiction over the remaining state law claims if the federal law claims are dismissed. The court also is considering whether to certify to the Indiana Supreme Court certain state law issues that are common to this case and other "payday loan" cases that are pending in the court against other payday lenders.

  On January 20, 2000, the plaintiffs in the lawsuit filed against the Company in the United States District Court for the Middle District of Florida, Gary M. Kane and Wendy Betts v. Ace Cash Express, Inc., et al., voluntarily dismissed their remaining federal Truth in Lending Act claims, and therefore that lawsuit, without prejudice. On March 22, 2000, however, those plaintiffs and an additional plaintiff filed a lawsuit, Wendy Betts, John Cardegna and Gary M. Kane v. Ace Cash Express, Inc., et al., in a Florida state Circuit Court in Orange County, Florida. This lawsuit was filed against the Company, its wholly owned subsidiary Check Express, Inc., and persons who "own, organized, developed, control, expanded, promoted, and profited from" alleged illegal activities of the Company and Check Express, Inc. described in the complaint. In this lawsuit the plaintiffs, for themselves and others similarly situated since March 22, 1996, alleged that the Company's deferred-deposit activities in Florida violated certain Florida lending practices and usury statutes, the Florida Consumer Finance Act, the Florida Deceptive and Unfair Trade Practices Act, and the Florida Civil Remedies for Criminal Practices Act and constituted fraud. The plaintiffs sought an injunction against any such further alleged illegal activities as well as actual and punitive damages of various kinds, including forfeiture of the total amount of the deferred-deposit transactions with the purported class of customers in Florida, an amount equal to twice the fees and charges received by the Company from those transactions, an amount equal to three times the damages suffered by the purported class, the plaintiffs' attorneys' fees, and court costs. On September 1, 2000, however, the state court dismissed the complaint, because of defects in the plaintiffs' pleadings, without prejudice. The Company does not know whether the plaintiffs will attempt to cure the defects in order to maintain this lawsuit.

  On March 30, 2000, the Company was served with a lawsuit regarding the Company's "payday loan" service in Louisiana, Shirley Porter and Joyce Davis v. Ace Cash Express, Inc., filed in the United States District Court for the Eastern District of Louisiana. This lawsuit was filed against the Company and persons who "have owned, organized, developed, controlled and promoted and profited from" alleged illegal activities of the Company described in the complaint. The plaintiffs, for themselves and others similarly situated, allege that the Company's lending and collection activities regarding payday loans in Louisiana violated the Louisiana Small Loan Act, resulted in unconscionable (and therefore unenforceable) contracts, involved the charging and collection of fees that were excessive under the Louisiana Consumer Credit Law, involved charging and collecting usurious interest under Louisiana law, and violated the federal Racketeer Influenced and Corrupt Organizations (RICO) Act. The class that the plaintiffs seek to represent would consist of customers of the Company's payday loan service in Louisiana since February 25, 1999, regarding the Louisiana state-law claims, and since February 25, 1996, regarding the RICO Act claim. The plaintiffs seek an injunction against any such further alleged illegal activities as well as damages of various kinds, including an amount equal to all fees and charges received by the Company from the payday loans made to the purported class of customers in Louisiana, an amount equal to three times the damages suffered by the purported class, the plaintiffs' attorneys' fees, and court costs. Based on an interpretive letter from the Louisiana Office of Financial Institutions, on June 22, 2000, the Company filed a motion for judgement on the pleadings, which remains pending before the court.

  On December 6, 1999, a complaint was filed in a lawsuit against the Company, Eugene R. Clement v. Ace Cash Express, Inc., in a Florida state Circuit Court in Hillsborough County, Florida. The plaintiff, for himself and others similarly situated, alleged that the Company's collection activities regarding unpaid amounts under deferred-deposit transactions in Florida violated the Florida Deceptive and Unfair Trade Practices Act. In that complaint, the plaintiff did not seek damages, but sought only an injunction against the alleged illegal activities, attorneys' fees, and court costs. On March 15, 2000, however, the plaintiff amended his complaint in this lawsuit to allege that the Company's deferred-deposit activities violated the federal Truth in Lending Act and to seek damages as provided by that Act. On March 27, 2000, this lawsuit was removed by the Company to the United States District Court for the Middle District of Florida.

  On April 14, 2000, another complaint was filed in a lawsuit against the Company, Neil Gillespie v. Ace Cash Express, Inc., in the United States District Court for the Middle District of Florida. The plaintiff, for himself and others similarly situated, alleges that the Company's deferred-deposit activities in Florida violated the federal Truth in Lending Act, the Florida usury laws, and the Florida Deceptive and Unfair Trade Practices Act. The plaintiff seeks an injunction against any such further alleged illegal activities as well as actual and punitive damages of various kinds, including damages under the federal Truth in Lending Act, an amount equal to twice the fees and charges received by the Company from its deferred-deposit transactions with the purported class of customers in Florida, the plaintiffs' attorneys' fees, and court costs. By order dated August 8, 2000, this lawsuit and the Clement lawsuit were consolidated by the United States District Court for the Middle District of Florida. On August 15, 2000, the plaintiffs filed an amended consolidated complaint that restated in a single complaint the previous claims asserted against the Company under the federal Truth in Lending Act, the Florida usury laws, and the Florida Deceptive and Unfair Trade Practices Act. On August 25, 2000, the Company filed a motion to dismiss that complaint, which remains pending before the court.

  On May 11, 2000, a complaint was filed in a lawsuit against the Company, Edna Jordan v. Ace Cash Express, Inc., in an Alabama state Circuit Court in Morgan County, Alabama. The plaintiff, for herself and others similarly situated, alleges that the Company's activities violate the Alabama Small Loan Act and other Alabama lending and usury laws. The plaintiff seeks an injunction against any such further alleged illegal activities as well as unspecified compensatory and punitive damages. Nevertheless, the plaintiff was not a customer of the Company, but was a customer of one of the Company's franchisees (not named in the lawsuit). Because the Company does not offer "payday loans" at its owned locations in Alabama, the plaintiff is apparently alleging that the Company is responsible for the franchisee's payday-lending activities in Alabama. The Company has filed a motion for summary judgment denying any such responsibility, and that motion remains pending before the court.

  Because each of these pending lawsuits purports to be a class action, the amount of damages for which the Company might be responsible is necessarily uncertain. Regarding each lawsuit, that amount would depend upon proof of the allegations, on the number of customers of the payday loan service who constitute the class of plaintiffs (if permitted by the court), and on proof of actual damages sustained by the plaintiffs. The Company believes that each of these lawsuits is without merit. The Company denies all of the plaintiffs' material allegations in these lawsuits and intends to vigorously defend these lawsuits.

  On May 19, 2000, the Company was served with an Economic Crimes Subpoena Duces Tecum by the office of the Attorney General of the State of Florida. The subpoena requested the Company to produce, for review by the Attorney General's office, various documents and records relating primarily to the Company's payday lending activities in Florida. On or about the same date, the Attorney General's office also served substantially similar subpoenas on the three other largest payday lenders in Florida. The Company has produced the documents and records that the Attorney General's office has required to date. The Attorney General's office has not notified the Company of or (to the Company's knowledge) publicly announced the purpose or the scope of the investigation. The Attorney General's office has not notified the Company of any allegation that the Company has violated any Florida law, and the Company does not expect any such allegation to result from the investigation.

  The Company is also involved from time to time in various legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will result in any material impact on the Company's financial condition and results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

   The Company's Common Stock is quoted on The Nasdaq Stock Market ("NASDAQ") under the symbol "AACE". At September 14, 2000, there were approximately 107 holders of record of the Common Stock and there were approximately 1,500 beneficial holders of the Common Stock held in nominee or street name.

   The following table sets forth the high and low sale prices of the Common Stock as reported by NASDAQ for the past two fiscal years:

                                                 HIGH              LOW
                                                ------            ------
      Fiscal 1999
      -----------
      Quarter ended September 30, 1998          20-1/2            11-3/4
      Quarter ended December 31, 1998           16-1/2            11-1/4
      Quarter ended March 31, 1999              15                12-1/8
      Quarter ended June 30, 1999               15-1/16           12-3/4

      Fiscal 2000
      -----------
      Quarter ended September 30, 1999          14-7/8            14-1/2
      Quarter ended December 31, 1999           19                18-1/4
      Quarter ended March 31, 2000              17-3/4            17-1/8
      Quarter ended June 30, 2000               12-5/32           11-7/8

   On September 14, 2000, the last reported sale price of the Common Stock on NASDAQ was $11.125 per share.

   The Company has never paid dividends on the Common Stock and has no plans to pay dividends in the foreseeable future. In addition, the Company's ability to pay cash dividends is currently limited under the Credit Agreement (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Credit Facilities").


ITEM 6. SELECTED FINANCIAL DATA
                                                                                       YEAR ENDED JUNE 30,
                                                          ------------------------------------------------------------------------
                                                             2000            1999           1998            1997           1996
                                                          -----------    -----------    -----------     -----------    -----------
                                                                      (in thousands, except per share and store data)
STATEMENT OF OPERATIONS DATA:
Revenues                                                   $140,636        $122,314       $100,194         $87,392        $68,959
Store expenses                                               94,668          80,943         67,103          59,376         48,552
Region expenses                                              11,119           9,369          8,353           7,477          5,647
Headquarters expenses                                         8,247           7,673          7,198           6,106          4,744
Franchise expenses                                            1,063           1,288            965           1,046            458
Other depreciation and amortization                           3,798           4,236          3,502           3,024          2,152
Interest expense, net                                         6,123           4,476          2,437           2,271          1,714
Other expenses                                                  955             689             49             213            236
                                                          ----------     -----------    -----------     -----------    -----------
Income before income taxes                                   14,663          13,640         10,587           7,879          5,456
Income taxes                                                  5,797           5,390          4,185           3,113          2,130
                                                          ----------     -----------    -----------     -----------    -----------
Net income before cumulative effect of
  accounting change (1)                                     $ 8,866         $ 8,250        $ 6,402         $ 4,766        $ 3,326
                                                          ==========     ===========    ===========     ===========    ===========

Diluted earnings per share before cumulative effect
of accounting change (1)                                      $ .86          $  .80         $  .63          $  .48          $ .35
                                                          ==========     ===========    ===========     ===========    ===========

Weighted average number of shares (2)                        10,361          10,283         10,215           9,845          9,570

------------------------------------------------------------------------------------------------------------------------------------

BALANCE SHEET DATA:
Cash and cash equivalents                                  $105,577         $59,414        $60,168         $55,494        $56,603
Total assets                                                221,423         145,233        134,635         124,350        114,684
Term advances                                                18,500          10,500          7,073           8,209         16,969
Money order principal payable                                10,487           5,340         47,486          41,281         35,487
Revolving advances                                           95,000          40,100          1,932           7,166         21,157
Senior secured notes payable                                 16,180          20,226         20,226          20,231              -
Shareholders' equity                                         55,159          48,274         38,951          31,056         25,236

------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL STATISTICAL DATA:
Company-owned stores in operation:
   Beginning of year                                            798             683            617             544            452
     Acquired                                                    36              35             15              46             69
     Opened                                                      99              99             62              45             33
     Closed                                                    (18)            (19)           (11)            (18)           (10)
                                                          ----------     -----------    -----------     -----------    -----------
   End of year                                                  915             798            683             617            544
                                                          ==========     ===========    ===========     ===========    ===========

Percentage increase in comparable store revenues
from prior year:
  Exclusive of tax-related revenues (3)                        7.1%           10.6%           8.0%            5.5%           4.1%
  Total revenues (4)                                           6.9%           10.8%           6.9%            6.3%           4.7%

Capital expenditures (in thousands)                         $12,255         $10,089         $5,742          $4,868         $3,435
Cost of net assets acquired (in thousands)                  $11,359          $8,378         $4,708         $10,766        $14,432

------------------------------------------------------------------------------------------------------------------------------------

(1) Before a cumulative effect of accounting change recorded in the three months ended September 30, 1999, of $0.6 million, net of a $0.4 million tax benefit, relating to the adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities."

(2)  Includes common shares and dilutive shares.

(3) Change in revenues computed excluding electronic tax filing and tax refund check cashing for the years compared.

(4) Calculated based on the changes in revenues of all stores open for the full years compared.

                                                                 SELECTED FINANCIAL DATA (CONTINUED)

                                                                        YEAR ENDED JUNE 30,
                                                 -------------------------------------------------------------
                                                   2000          1999          1998        1997        1996
                                                 ---------    ---------      ---------    -------     -------
OPERATING DATA (CHECK CASHING AND
MONEY ORDERS):

Face amount of checks cashed
  (in millions)                                  $  3,839     $  3,373     $  2,898     $  2,621     $  2,144
Face amount of money orders sold
  (in millions)                                  $  1,585     $  1,905     $  1,858     $  1,812     $  1,531
Face amount of money orders sold as a
  percentage of the face amount of checks
  cashed                                            41.3%        56.5%        64.1%        69.1%        71.4%
Face amount of average check                     $    339     $    320     $    305     $    291     $    285
Average fee per check                            $   7.92     $   7.47     $   7.26     $   6.97     $   6.81
Fees as a percentage of average check               2.33%        2.33%        2.38%        2.40%        2.39%
Number of checks cashed (in thousands)             11,317       10,556        9,496        9,020        7,535
Number of money orders sold
  (in thousands)                                   12,339       14,495       14,146       13,608       11,835

COLLECTIONS DATA:

Face amount of returned checks (in
  thousands)                                     $ 16,548     $ 12,442     $ 10,193     $ 10,399     $  8,661
Collections (in thousands)                         10,788        7,423        6,301        6,554        5,004
                                                  --------     -------     ---------    --------     --------
Net write-offs (in thousands)                    $  5,760     $  5,019     $  3,892     $  3,845     $  3,657
                                                  ========     =======     =========    ========     ========

Collections as a percentage of
  returned checks                                   65.2%       59.7%         61.8%        63.0%        57.8%
Net write-offs as a percentage of
  revenues                                           4.1%        4.1%          3.9%         4.4%         5.3%
Net write-offs as a percentage of
  the face amount of checks cashed                   .15%        .15%          .13%         .15%         .17%

-------------------------------------------------------------------------------------------------------------------------------

OPERATING DATA (SMALL CONSUMER LOANS):

Volume (in thousands)                            $137,015     $105,765     $ 69,182     $ 39,336            -
Average advance                                  $    240     $    200     $    177     $    147            -
Average finance charge                           $  34.51     $  30.30     $  27.51     $  25.03            -
Number of loans made (in thousands)                   557          460          338          229            -

COLLECTIONS DATA:

Net charge-offs (in thousands)                   $  4,177     $  2,786     $  1,807     $  1,183            -
Net charge-offs as a percentage of
  small consumer loan revenue                       23.4%        20.0%        19.5%        20.7%            -
Net charge-offs as a percentage of
  small consumer loan volume                         3.1%         2.6%         2.6%         3.0%            -


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE ANALYSIS
----------------------------------------------------------------------------------------------------------------------------
                                                                      YEAR ENDED JUNE 30,
                                     ---------------------------------------------------------------------------------------
                                                  (in thousands)                          (percentage of revenue)
                                        2000           1999           1998           2000           1999           1998
                                     ------------   ------------   ------------   ------------   ------------   ------------
Check cashing fees                      $ 77,574       $ 68,249       $ 60,416      55.2%           55.8%          60.3%
Loan fees and interest                    17,872         14,257         10,137       12.7            11.7           10.1
Tax check fees                            12,067         10,590          8,571        8.6             8.7            8.5
Bill-payment services                      9,447          8,394          4,146        6.7             6.8            4.1
Money transfer services                    8,944          7,951          6,082        6.4             6.5            6.1
Money order fees                           7,032          5,332          2,879        5.0             4.4            2.9
New customer fees                          2,164          2,296          2,207        1.5             1.9            2.2
Franchise revenues                         2,537          2,117          1,665        1.8             1.7            1.7
Other fees                                 2,999          3,128          4,091        2.1             2.5            4.1
                                     ------------   ------------   ------------   ------------   ------------   ------------
Total revenue                           $140,636       $122,314       $100,194      100.0%         100.0%          100.0%
                                     ============   ============   ============   ============   ============   ============

Average revenue per store
  (excluding franchise revenues)         $ 161.1        $ 162.3        $ 151.6

FISCAL 2000 COMPARED TO FISCAL 1999. Revenues increased $18.3 million, or 15%, from $122.3 million in the year ended June 30, 1999, to $140.6 million in the year ended June 30, 2000. This revenue growth resulted from a $7.5 million, or 6.9%, increase in comparable Company-owned store revenues (651 stores) and a $10.8 million increase from stores which were opened or acquired after June 30, 1998, and were therefore not open for both of the full periods compared. Average revenue per store declined by $1,200 because of the significant number of stores open for two years or less; revenues from new stores must typically be built up over the first few years of operation. The number of Company-owned stores increased by 117, or 15%, from 798 stores open at June 30, 1999, to 915 stores open at June 30, 2000. The increase in total check cashing fees accounted for 59% of the total revenue increase; the increase in loan fees and interest accounted for 20% of the total revenue increase; and the increase in money order fees accounted for 9% of the total revenue increase.

Check cashing fees, including tax check fees, increased $10.8 million, or 14%, from $78.8 million in fiscal 1999 to $89.6 million in fiscal 2000. This increase resulted from a 7% increase in the total number of checks cashed and a 6% increase in the average fee per check due to the increase in the average size check. Loan fees and interest increased $3.6 million, or 25%, to $17.9 million in fiscal 2000 as compared to $14.3 million in fiscal 1999. This increase resulted from the introduction of the Goleta National Bank loan product in the last few months of fiscal 2000 and the expansion of the loan business to 19 more states than in fiscal 1999. Money order fees increased $1.7 million, or 32%, as a result of increased money order pricing, enabled by the Company's Credit Agreement and the money order agreement with Travelers Express (which were effective for only approximately half of fiscal 1999). Bill-payment services increased $1.0 million, or 13%, principally as a result of new bill-payment contracts and growth in payment revenue from existing bill-payment contracts. Money transfer services revenues increased $1.0 million, or 13%, principally as a result of acquired stores and related revenue guarantees and bonuses.

During fiscal 2000, the Company sold six franchised stores, opened 56 franchised stores, acquired seven former franchised stores and closed six franchise stores. Franchise revenues consist of royalties, initial franchise fees, and buyback fees. Franchise revenues increased $0.4 million, or 20%, from fiscal 1999 to fiscal 2000, due to the increase in the number of franchised stores.

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

Check cashing fees, including tax check fees, increased $9.9 million, or 14%, from $69.0 million in fiscal 1998 to $78.8 million in fiscal 1999. This increase resulted from an 11% increase in the total number of checks cashed and a 3% increase in the average fee per check due to the increase in the average size check. Loan fees and interest increased $4.1 million, or 41%, to $14.3 million in fiscal 1999 as compared to $10.1 million in fiscal 1998. This increase resulted from an increase in the number of stores offering the Company's loan products and an increase in the loan volume at stores previously offering those products. Bill-payment services increased $4.2 million, or 102%, principally as a result of new bill-payment contracts and growth in payment revenue from existing bill-payment contracts. Money transfer services revenues increased $1.9 million, or 31%, principally as a result of acquired stores and related revenue guarantees and bonuses. Money order fees increased $2.5 million, or 85%, as a result of increased money order pricing, enabled by the Company's new Credit Agreement and the new money order agreement with Travelers Express (which were effective for approximately half of fiscal 1999).

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


STORE EXPENSE ANALYSIS                                                YEAR ENDED JUNE 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                (in thousands)                           (percentage of revenue)
                                          2000           1999           1998           2000           1999           1998
                                     ------------   ------------   ------------   -----------    -----------    -----------

  Salaries and benefits                  $38,639        $32,435        $27,975          27.4   %       26.5   %       27.9  %
  Occupancy                               21,507         18,381         15,204          15.3           15.0           15.2
  Armored and security                     5,608          5,144          4,200           4.0            4.2            4.2
  Returns and cash shorts                  9,037          8,870          6,057           6.4            7.3            6.0
  Loan losses                              4,177          2,786          1,807           3.0            2.3            1.8
  Depreciation                             5,429          4,728          4,083           3.9            3.9            4.1
  Other                                   10,271          8,599          7,777           7.3            7.0            7.8
                                     ------------   ------------   ------------   -----------    -----------    -----------
  Total store expense                    $94,668        $80,943        $67,103          67.3   %       66.2   %       67.0  %
                                     ============   ============   ============   ===========    ===========    ===========

  Average per store expense              $ 110.5        $ 109.3        $ 103.2


FISCAL 2000 COMPARED TO FISCAL 1999. Store expenses increased $13.7 million, or 17%, in fiscal 2000 over fiscal 1999, primarily as a result of the increased number of stores open during the period. Average store expense increased by approximately $1,200 per store in fiscal 2000 as compared to fiscal 1999. Store expenses increased as a percentage of revenues from 66.2% in fiscal 1999 to 67.3% in fiscal 2000, principally as a result of a slight decrease in average revenue per store. Salaries and benefits expenses, occupancy costs, and armored and security expenses combined increased $9.8 million, or 18%, primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $0.2 million, or 2%, in fiscal 2000 as compared to fiscal 1999, due also to the increased number of stores in operation. Returned checks, net of collections, and cash shortages decreased as a percentage of revenues from 7.3% in fiscal 1999 to 6.4% in fiscal 2000. Loan losses increased $1.4 million in fiscal 2000 over fiscal 1999, due primarily to the increased loan volume resulting from the broader availability of the Goleta National Bank loan product. Loan losses increased as a percentage of loan fees and interest revenue from 20% in fiscal 1999 to 23% in fiscal 2000. Depreciation expense increased $0.7 million, or 15%, due to the increased number of stores in operation during fiscal 2000 as compared to fiscal 1999. Other store expenses increased $1.7 million, or 19%, as a result of the increased number of stores in operation and the expensing of new store start-up costs which were previously capitalized.

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

OTHER EXPENSE ANALYSIS                                                   YEAR ENDED JUNE 30,
-----------------------------------------------------------------------------------------------------------------------------
                                                      (in thousands)                        (percentage of revenue)
                                            2000         1999           1998            2000           1999          1998
                                         -----------  ------------  -------------   --------------  -----------   -----------

Region expenses                            $ 11,119       $ 9,369        $ 8,353        7.9%          7.7%          8.3%
Headquarters expenses                         8,247         7,673          7,198         5.9           6.3           7.2
Franchise expenses                            1,063         1,288            965         0.8           1.1           1.0
Other depreciation and amortization           3,798         4,236          3,502         2.7           3.5           3.5
Interest expense, net                         6,123         4,476          2,437         4.4           3.7           2.4
Other expenses                                  955           689             49         0.7           0.1           0.0


REGION EXPENSES

FISCAL 2000 COMPARED TO FISCAL 1999. Region expenses increased $1.8 million, or 19%, in fiscal 2000 over fiscal 1999. The increase is primarily due to increased field salaries and benefits, advertising and marketing materials for the new loan product, and additional personnel for collections related to the new loan product. Region expenses as a percentage of revenues increased slightly from 7.7% for fiscal 1999 to 7.9% for fiscal 2000.

FISCAL 1999 COMPARED TO FISCAL 1998. Region expenses increased $1.0 million, or 12%, in fiscal 1999 over fiscal 1998. The increase is primarily due to increased salaries and benefits and travel expenses and the opening of a new region office during the third quarter of fiscal 1999. Region expenses as a percentage of revenues decreased from 8.3% for fiscal 1998 to 7.7% for fiscal 1999.

HEADQUARTERS EXPENSES

FISCAL 2000 COMPARED TO FISCAL 1999. Headquarters expenses increased $0.6 million, or 8%, in fiscal 2000 over fiscal 1999. The increase is the result of additional salaries and benefits expenses, primarily related to merit increases and additional personnel. Headquarters expenses as a percentage of revenue decreased from 6.3% in fiscal 1999 to 5.9% in fiscal 2000.

FISCAL 1999 COMPARED TO FISCAL 1998. Headquarters expenses increased $0.5 million, or 7%, in fiscal 1999 over fiscal 1998. The increase is the result of additional salaries and benefits expenses, primarily related to merit increases. Headquarters expenses as a percentage of revenue decreased from 7.2% in fiscal 1998 to 6.3% in fiscal 1999.

FRANCHISE EXPENSES

FISCAL 2000 COMPARED TO FISCAL 1999. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in the ACE Franchise Group. Franchise expenses decreased $0.2 million from fiscal 1999 to fiscal 2000, primarily due to a reduction in legal expenses during fiscal 2000 related to the Company's franchise program. Franchise expense as a percentage of revenue decreased to 0.8% for fiscal 2000 from 1.1% for fiscal 1999.

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

OTHER DEPRECIATION AND AMORTIZATION

FISCAL 2000 COMPARED TO FISCAL 1999. Other depreciation and amortization decreased $0.4 million, or 10%, for fiscal 2000 as compared to fiscal 1999. This decrease was attributable to the change in accounting principle adopted in the first quarter of fiscal 2000 requiring start-up costs to be fully expensed instead of capitalized, partially offset by amortization of intangibles (goodwill and non-competition agreements) resulting from the 36 stores acquired during fiscal 2000 and the 16 stores acquired during the last half of fiscal 1999, along with the depreciation expense resulting from the 99 stores opened in fiscal 2000 and the 52 stores opened in the last half of fiscal 1999.

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

INTEREST EXPENSE

FISCAL 2000 COMPARED TO FISCAL 1999. Interest expense, net of interest income, increased $1.6 million, or 37%, in fiscal 2000 as compared to fiscal 1999. This increase was principally the result of increased borrowings to finance store openings and acquisitions.

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

INCOME TAXES

FISCAL 2000 COMPARED TO FISCAL 1999. A total of $5.8 million was provided for income taxes for fiscal 2000 as compared to $5.4 million in fiscal 1999. The provisions for income taxes were calculated based on the statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions. The effective income tax rate was 39.5% for fiscal years 2000 and 1999.

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

CUMULATIVE EFFECT OF ACCOUNTING CHANGE

Effective July 1, 1999, the Company adopted the new accounting standard, AICPA Statement of Position 98-5, Reporting on the Costs of Start-up Activities," resulting in a cumulative effect on net income of $0.6 million net of an income tax benefit of $0.4 million.

BALANCE SHEET VARIATIONS

Cash and cash equivalents, the money order principal payable, and the revolving advances vary because of seasonal and day-to-day requirements resulting primarily from maintaining cash for cashing checks and making small consumer loans, receipts of cash from the sale of money orders, loan volume, and remittances on money orders sold. For the fiscal year ended June 30, 2000, cash and cash equivalents increased $46.2 million, compared to a decrease of $0.8 million for the year ended June 30, 1999 primarily due to higher borrowings from the revolving line of credit. This was a result of the higher cash requirements due to the year-end business day being Friday in fiscal year 2000 compared to Wednesday for fiscal year 1999.

Accounts receivable increased $1.8 million primarily due to higher receivables from MoneyGram for commissions and bonuses related to the increased number of Company-owned stores.

Loans receivable increased $13.2 million as a result of the offering of the Goleta National Bank loan product at many more Company-owned stores, as compared to the Company "payday loan" product or service.

Other current assets remained relatively unchanged from June 30, 1999 to June 30, 2000.

Property and equipment, net increased $6.5 million, and the excess of purchase price over the fair value of net assets acquired, net increased $9.3 million, during the fiscal year ended June 30, 2000, as a result of the 99 stores opened and the 36 stores acquired during fiscal 2000, offset by related depreciation and amortization.

The Company paid the first annual $4.0 million installment of principal of its senior secured notes in November 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

During fiscal 2000, 1999, and 1998, the Company had net cash provided by operating activities of $6.7 million, $17.1 million, and $14.2 million, respectively. The decrease from fiscal 1999 of $10.4 million is due primarily to the cash required to support the Goleta Loan product.

During fiscal 2000, 1999, and 1998, the Company recognized $3.5 million, $2.2 million, and $1.5 million in deferred revenue, respectively. The Existing MoneyGram Agreement provides incentive bonuses for opening new locations at which MoneyGram services are offered as well as certain other performance incentives. The bonus of $2 million received in June 1996 and additional incentive bonuses are recognized as revenue over the term of the Existing MoneyGram Agreement. Additionally, in fiscal 1999 the Company began recognizing deferred revenue related to incentives received from Travelers Express. (See "Business - Relationships with the Money Order and MoneyGram Suppliers.")

Cash Flows from Investing Activities

During fiscal 2000, 1999, and 1998, the Company used $12.3 million, $10.1 million, and $5.7 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Capital expenditures related to acquisitions, including related liabilities incurred, amounted to $11.4 million, $8.4 million, and $4.7 million for the fiscal years ended June 30, 2000, 1999, and 1998, respectively.

The Company's total budgeted capital expenditures, excluding acquisitions, are currently anticipated to be approximately $8.6 million during its fiscal year ending June 30, 2001, in connection with the opening of 50 new stores, the relocation or remodeling of certain existing stores, and computer system upgrades. The actual amount of capital expenditures will depend in part on the number of new stores opened, the number of stores acquired, and the number of existing stores that are relocated or remodeled. The Company believes that its existing resources, anticipated cash flows from operations, and credit facilities will be sufficient to finance its planned expansion and operations during fiscal 2001. Although management anticipates that the Company will continue to expand, there can be no assurance that the Company's expansion plans will not be adversely affected by competition, market conditions, or changes in laws or government regulations affecting check cashing and related businesses of the types conducted by the Company.

During fiscal 2000, the Company invested $1.0 million in ePacific Incorporated, a private company in the business of providing customized debit-card payment systems and electronic funds transfer processing services. See "Business - Investment in ePacific."

Cash Flows from Financing Activities

During fiscal 2000, 1999, and 1998, the Company had net cash provided by financing activities of $64.1 million, $0.6 million, and $0.9 million, respectively. During the year ended June 30, 2000, the Company borrowed, net $54.9 million of revolving line-of credit, borrowed $8.0 million of term advances, borrowed, net $5.1 million from the money order supplier, repaid $4.0 million of long-term notes payable, purchased $2.4 million of treasury stock, and received $1.0 million from the exercise of stock options.

Money Order Agreement

In April  1998,  the  Company  signed a money  order  agreement  with  Travelers
Express, which became effective December 17, 1998. In conjunction with this agreement and the MoneyLine Agreement, the Company received $3 million from Travelers Express in April 1998, received $400,000 in each of April 1999 and April 2000, and is entitled to receive an additional $400,000 per year for the next three years. The $3 million payment was deferred and included in other liabilities in the consolidated balance sheets. The total $5 million from Travelers Express is being amortized on a straight-line basis over the five-year term of the agreements beginning January 1999.

Credit Facilities

In July 1998, the Company entered into the Credit Agreement with the Lenders (a syndicate of banks) represented by Wells Fargo Bank and that Credit Agreement was renewed in December 1999. The credit facilities available to the Company under the Credit Agreement are the Revolving Facility of $130 million and the Term-Loan Facility of $35 million. Also, upon certain conditions, in addition to the Revolving Facility, the Company has available from Wells Fargo Bank (a) an additional 25-day revolving advance facility of up to $25 million and (b) a stand-by letter-of-credit facility of up to $1.5 million. The Revolving Facility replaced the deferred money order remittances and revolving-advance facility formerly used by the Company under the previous money order agreement, and the Term-Loan Facility replaced the term advance facility under the previous money order agreement. Borrowings under the Revolving Facility may be used for working capital and general corporate purposes, and borrowings under the Term-Loan Facility may be used for store construction and relocation and other capital expenditures, including acquisitions, and refinancing other debt. The Company first borrowed under the Credit Agreement on December 16, 1998, and discharged all of the Company's obligations to the previous money order supplier under the previous money order agreement. The Company has borrowed $95.0 million under the Revolving Facility and $18.5 million under the Term-Loan Facility as of June 30, 2000.

The Revolving Facility is available to the Company until December 13, 2000, and unless renewed, all unpaid principal and accrued interest under the Revolving Facility will then be due. The Term-Loan Facility will be available to the Company until December 13, 2000, unless renewed, and all amounts outstanding under the Term-Loan Facility at that date will be payable over the succeeding four years; principal will be payable quarterly based on a four-year straight-line amortization. The Company's borrowings under the Revolving Facility bear interest at a variable annual rate equal to, at the Company's discretion, either the prime rate publicly announced by Wells Fargo Bank or the London InterBank Offered Rate (LIBOR) plus 0.75%. The Company's borrowings under the Term-Loan Facility bear interest at a variable annual rate equal to, at the Company's discretion, either the prime rate publicly announced by Wells Fargo Bank plus 0.25% or LIBOR plus 1.75%. Interest is generally payable monthly, except on LIBOR-rate borrowings; interest on LIBOR-rate borrowings will be payable every 30, 60, or 90 days, depending on the period selected by the Company. Under the Credit Agreement, the Company must also pay a commitment fee equal to 0.2% of the unused portion of the Revolving Facility and 0.45% of the unused portion of the Term-Loan Facility. The Credit Agreement also provides for the Company's prepayment to the Lenders of certain amounts due under the Term-Loan Facility upon certain events, including (i) the sale of assets from which the Company has received net proceeds of at least $5 million during a fiscal year, (ii) the Company's issuance of equity securities, and (iii) the Company's having excess cash flow, as defined in the Credit Agreement, for a fiscal year.

The short-term availability of the credit facilities under the Credit Agreement permitted the Company to obtain a lower interest rate and other terms more favorable than longer-term facilities, and the Company expects those facilities to be renewed at the expiration of their currently effective period. There can be no assurance, however, that the anticipated renewal will be effected. If such renewal is not effected, the Company will have to obtain financing from other sources, and that financing might be on terms less favorable to the Company than those set forth in the Credit Agreement. The Company believes that other sources of financing would be available to it if necessary; however, if the Company were unable to obtain financing from one or more other sources, the Company's liquidity and operations would be materially and adversely affected.

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

To reduce its risk of greater interest expense upon a rise in the prime rate or LIBOR, the Company has entered into three interest-rate swap agreements with Bank of America. Those agreements effectively converted a portion of the Company's floating-rate interest obligations to fixed-rate interest obligations. With respect to the revolving line-of-credit facility, the first notional amount is $33 million for a two-year period that began January 4, 1999, and the second notional amount is $10 million for a sixteen-month period that began September 3, 1999. The third notional amount under the term-loan facility is currently $9.0 million, with decreases in calendar year 2000. The notional amounts were determined based on the Company's minimum projected borrowings during calendar years 1999 and 2000. The fixed rate applicable to the notional amount of $33 million under the revolving line-of-credit facility was 5.14% for calendar year 1999 and is 5.23% for calendar year 2000. The fixed rate applicable to the notional amount of $10 million under the revolving line-of-credit facility is 6.00% for calendar year 1999 and for calendar year 2000. The fixed rate applicable to the notional amount of $9.0 million under the term-loan facility was 6.23% for calendar year 1999 and is 6.38% for calendar year 2000.

Stock Repurchase Program

In August 1999, the Company's Board of Directors authorized the repurchase from time to time of up to approximately $4 million of the Company's Common Stock in the open market or in negotiated transactions. In August 2000, the Company's Board of Directors authorized the repurchase of an additional $1 million of the Company's Common Stock. This stock repurchase program will remain in effect unless discontinued by the Board of Directors. As of June 30, 2000, the Company had repurchased 181,400 shares at an average price of $13.25 per share.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," for its fiscal year ending June 30, 1999. This standard requires the Company to report financial and descriptive information about its reportable operating segments. The Company considers its franchise operations to be a reportable operating segment and has included appropriate disclosures in its notes to the financial statements for the years ended June 30, 2000 and 1999.

As required, effective July 1, 1999, the Company adopted the new accounting standard, AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires that the previously capitalized start-up costs to be recognized as a cumulative effect of change in accounting principle and expensed fully in the quarter. This resulted in a cumulative effect on net income of $0.6 million net of an income tax benefit of $0.4 million.

The  Company  is also  required  to  adopt  Statement  of  Financial  Accounting
Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," by its first quarter ending September 30, 2000. This standard requires the Company to record the fair value of its interest-rate swap as an asset or liability in the consolidated balance sheet. Changes in the fair value of the interest-rate swap will be reported as a component of shareholders' equity in the consolidated balance sheet. The fair value of the Company's existing interest-rate swap is $0.6 million as of June 30, 2000.

OPERATING TRENDS

SEASONALITY

The Company's business is seasonal to the extent of the impact of cashing tax refund checks. The impact of these services is in the third and fourth quarters of the Company's fiscal year.

IMPACT OF INFLATION

Management believes that the Company's results of operations are not dependent upon the levels of inflation.

FORWARD-LOOKING STATEMENTS

This Report contains, and from time to time the Company or certain of its representatives may make, "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as "anticipate," "expect," "estimate,"
"believe," "intend," and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company's control and may not even be predictable. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to, many of the matters described in this Report: the Company's relationships with Travelers Express and its affiliates, with Goleta National Bank, and with the Lenders; governmental regulation of check-cashing, short-term consumer lending, and related financial services businesses; theft and employee errors; the availability of suitable locations, acquisition opportunities, adequate financing, and experienced management employees to implement the Company's growth strategy; the fragmentation of the check-cashing industry and competition from various other sources, such as banks, savings and loans, short-term consumer lenders, and other similar financial services entities, as well as retail businesses that offer products and services offered by the Company; and customer demand and response to products and services offered by the Company. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations.

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

To reduce its risk of greater interest expense upon a rise in the prime rate or LIBOR, the Company has entered into three interest-rate swap agreements with Bank of America. Those agreements effectively converted a portion of the Company's floating-rate interest obligations to fixed-rate interest obligations. With respect to the revolving line-of-credit facility, the first notional amount is $33 million for a two-year period that began January 4, 1999, and the second notional amount is $10 million for a sixteen-month period that began September 3, 1999. The third notional amount under the term-loan facility is currently $9.0 million, with decreases in calendar year 2000. The notional amounts were determined based on the Company's minimum projected borrowings during calendar years 1999 and 2000. The fixed rate applicable to the notional amount of $33 million under the revolving line-of-credit facility was 5.14% for calendar year 1999 and is 5.23% for calendar year 2000. The fixed rate applicable to the notional amount of $10 million under the revolving line-of-credit facility was 6.00% for calendar year 1999 and is 6% for calendar year 2000. The fixed rate applicable to the notional amount of $9.0 million under the term-loan facility was 6.23% for calendar year 1999 and is 6.38% for calendar year 2000.

The fair value of the Company's existing interest-rate swaps is $0.6 million as of June 30, 2000. Based on the average outstanding indebtedness in the previous quarter, a 10% change in interest rates would have changed the Company's interest expense by approximately $490,000 (pre-tax) for the year ended June 30, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Part IV, Item 14(a) 1 for information required for this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

   Not Applicable.

                                    PART III

   The information called for in Part III of this Form 10-K is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than October 28, 2000 (120 days after the Company's fiscal year).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this report:

1. Financial Statements.
------------------------

Report of independent public accountants ............................................................     38
Consolidated balance sheets as of June 30, 2000 and 1999.............................................     39
Consolidated statements of earnings for the years ended June 30, 2000, 1999, and 1998 ...............     40
Consolidated statements of shareholders' equity for the years ended June 30, 2000, 1999, and 1998....     41
Consolidated statements of cash flows for the years ended June 30, 2000, 1999, and 1998 .............     42
Notes to consolidated financial statements ..........................................................     43

2. Financial Statement Schedules.
---------------------------------


    All schedules have been omitted as inapplicable or because the information required to be included therein is shown in the Financial Statements or Notes to Consolidated Financial Statements.

3. Exhibits.
------------


Exhibit Number                             Exhibits
--------------                             --------

3.1 Restated Articles of Incorporation of the Company, as amended through January 31, 1998. (Included as Exhibit 3.6 to the Company's Form 10-Q as of December 31, 1997 (Commission File Number 0-20774) and incorporated herein by reference.)

3.2 Amended and Restated Bylaws of the Company, as amended through January 31, 1998. (Included as Exhibit 3.7 to the Company's Form 10-Q as of December 31, 1997 (Commission File Number 0-20774) and incorporated herein by reference.)

3.3 Certificate of Amendment to the Company's Bylaws dated January 3, 2000. (Included as Exhibit 3.3 to the Company's Form 10-Q as of December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.)

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

10.44 Amendment No. 3 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.44 to the Company's Form 10-Q as of December 31, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.45 Amendment No. 2 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.45 to the Company's Form 10-Q as of December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.46 Second Amendment to Credit Agreement dated as of December 15, 1999, among the Company, the Credit Agent , and the lenders named therein, with Schedules 2.01(a) and 2.01(b) thereto. (Included as Exhibit 10.46 to the Company's Form 10-Q as of December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.)

10.47 Master Loan Agency Agreement dated as of August 11, 1999, between the Company and Goleta National Bank. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)*

10.48 Money Transfer Agreement dated as of June 30, 2000, among the Company, Travelers Express Company, Inc., and MoneyGram Payment Systems, Inc. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)*

10.49 Change-in-Control Executive Severance Agreement dated as of August 17, 2000, between the Company and Debra A. Bradford.*#

27       Financial Data Schedule (EDGAR version only)*
------

* Filed herewith
# Management contract or compensatory plan or arrangement

(b)      Reports on Form 8-K
                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ACE CASH EXPRESS, INC.

                                             By:         /s/  DEBRA A. BRADFORD
                                                  -----------------------------
                                                              Debra A. Bradford
                                                          Senior Vice President
                                                    and Chief Financial Officer

                                             Date:           September 27, 2000


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

Signature                                 Title                             Date
---------                                 -----                             ----

/s/ RAYMOND C. HEMMIG       Chairman of the Board, Director
---------------------
Raymond C. Hemmig

/s/ DONALD H. NEUSTADT      Chief Executive Officer,
----------------------      Director (Principal Executive Officer)
Donald H. Neustadt

/s/ JAY B. SHIPOWITZ        President and Chief Operating Officer
--------------------
Jay B. Shipowitz            Director

/s/ DEBRA A. BRADFORD       Senior Vice President and Chief Financial Officer
---------------------       Treasurer and Secretary (Principal Financial and
Debra A. Bradford           Accounting Officer)


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

/s/ EDWARD W. ROSE III      Director
----------------------
Edward W. Rose III

/s/ CHARLES DANIEL YOST     Director
-----------------------
Charles Daniel Yost

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Ace Cash Express, Inc.:

We have audited the accompanying consolidated balance sheets of Ace Cash Express, Inc. (a Texas corporation) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ace Cash Express, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the consolidated financial statements, effective
July 1, 1999, the Company changed its method of accounting for costs of start-up activities.

                                                            ARTHUR ANDERSEN LLP



Dallas, Texas,
August 9, 2000


                                ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                          (in thousands, except share and per share amounts)

                                                                            JUNE 30,        JUNE 30,
                                                                              2000           1999
                                                                         -------------    -------------
  ASSETS
  Current Assets
      Cash and cash equivalents                                           $ 105,577        $  59,414
      Accounts receivable, net                                                5,985            4,224
      Loans receivable                                                       18,695            5,543
      Prepaid expenses and other current assets                               2,069            1,701
      Inventories                                                             1,418            1,511
                                                                       ------------     ------------
  Total Current Assets                                                      133,744           72,393
                                                                       ------------     ------------

  Noncurrent Assets
      Property and equipment, net                                            36,915           30,372
      Covenants not to compete, net                                           1,429            1,656
      Excess of purchase price over fair value of assets acquired, net       45,929           36,690
      Other assets                                                            3,406            4,122
                                                                        ------------     ------------
  Total Assets                                                            $ 221,423        $ 145,233
                                                                        ============     ============


  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
      Revolving advances                                                  $  95,000        $  40,100
      Accounts payable, accrued liabilities, and other current               21,242           15,903
       liabilities
      Money order principal payable                                          10,487            5,340
      Current portion of senior secured notes payable                         4,180            4,226
      Term advances                                                           3,469            1,969
      Notes payable                                                             898              330
                                                                        ------------     ------------
  Total Current Liabilities                                                 135,276           67,868
                                                                        ------------     ------------

  Noncurrent Liabilities
      Long-term portion of senior secured notes payable                      12,000           16,000
      Long-term term advances                                                15,031            8,531
      Long-term notes payable                                                   438                -
      Other liabilities                                                       3,519            4,560
                                                                        ------------     ------------
  Total Liabilities                                                         166,264           96,959
                                                                        ------------     ------------

  Commitments and Contingencies

  Shareholders' Equity
    Preferred stock, $1 par value, 1,000,000 shares authorized, none
      issued and outstanding                                                      -                -
    Common stock, $.01 par value, 20,000,000 shares authorized,
      9,984,563 and 10,055,528 shares issued and outstanding,
      respectively                                                              100              101
    Additional paid-in capital                                               22,715           21,691
    Retained earnings                                                        34,745           26,482
    Treasury stock, at cost, 181,400 and 0 shares, respectively             (2,401)                -
                                                                        ------------     ------------
  Total Shareholders' Equity                                                 55,159           48,274
                                                                        ------------     ------------
  Total Liabilities and Shareholders' Equity                             $  221,423        $ 145,233
                                                                        ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                                        ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF EARNINGS
                                   (in thousands, except share and per share amounts)

                                                                      YEAR ENDED JUNE 30,
                                                       ----------------------------------------------
                                                            2000            1999           1998
                                                       -------------    ------------     ------------

Revenues                                                   $140,636        $122,314         $100,194

Store expenses:
    Salaries and benefits                                    38,639          32,435           27,975
    Occupancy                                                21,507          18,381           15,204
    Depreciation                                              5,429           4,728            4,083
    Other                                                    29,093          25,399           19,841
                                                       -------------    ------------     ------------
       Total store expenses                                  94,668          80,943           67,103
                                                       -------------    ------------     ------------
Store gross margin                                           45,968          41,371           33,091
Region expenses                                              11,119           9,369            8,353
Headquarters expenses                                         8,247           7,673            7,198
Franchise expenses                                            1,063           1,288              965
Other depreciation and amortization                           3,798           4,236            3,502
Interest expense, net                                         6,123           4,476            2,437
Other expenses                                                  955             689               49
                                                       -------------    ------------     ------------
Income before income taxes and cumulative
  effect of accounting change                                14,663          13,640           10,587
Income taxes                                                  5,797           5,390            4,185
                                                       -------------    ------------     ------------
Income before cumulative effect of
  accounting change                                           8,866           8,250            6,402
Cumulative effect of accounting change, net
  of income tax benefit of $402                               (603)               -                -
                                                       -------------    ------------     ------------
Net income                                                  $ 8,263         $ 8,250          $ 6,402
                                                       =============    ============     ============

BASIC EARNINGS PER SHARE
  Before cumulative effect of accounting  change             $  .88          $  .83           $  .66
  Cumulative effect of accounting change                      (.06)               -                -
                                                       -------------    ------------     ------------
  Basic earnings per share                                   $  .82          $  .83           $  .66
                                                       =============    ============     ============

  Weighted average number of common
     shares outstanding - basic EPS                          10,067           9,989            9,759
                                                       =============    ============     ============

DILUTED EARNINGS PER SHARE
   Before cumulative effect of accounting  change            $  .86          $  .80           $  .63
   Cumulative effect of accounting change                     (.06)               -                -
                                                       -------------    ------------     ------------
   Diluted earnings per share                                $  .80          $  .80           $  .63
                                                       =============    ============     ============

   Weighted average number of common
      and  dilutive shares outstanding -  diluted EPS        10,361          10,283           10,215
                                                       =============    ============     ============




The accompanying notes are an integral part of these consolidated financial statements.



                                                ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                     (in thousands, except shares)




                                  COMMON STOCK                                                TREASURY STOCK
                            --------------------------                                  -----------------------
                                                           ADDITIONAL                                                   TOTAL
                                                            PAID-IN        RETAINED                                  SHAREHOLDERS'
                              SHARES         AMOUNT         CAPITAL        EARNINGS       SHARES        AMOUNT          EQUITY
                            ------------    ----------    -----------    ----------     --------     ----------    ---------------


BALANCE, JUNE 30, 1997        9,668,612          $ 96        $19,130       $11,830            -           $  -            $31,056

Stock options exercised         213,549             3          1,490             -            -              -              1,493

Net income                            -             -              -         6,402            -              -              6,402

                            ------------    ----------    -----------    ----------     --------     ----------    ---------------
BALANCE, JUNE 30, 1998        9,882,161            99         20,620        18,232            -              -             38,951

Stock options exercised         173,367             2          1,071             -            -              -              1,073

Net income                            -             -              -         8,250            -              -              8,250

                            ------------    ----------    -----------    ----------     --------     ----------    ---------------
BALANCE, JUNE 30, 1999       10,055,528                       21,691        26,482            -              -
                                                  101                                                                      48,274
Stock options exercised         110,435             1          1,024             -            -              -              1,025

Shares repurchased, at
  cost                        (181,400)           (2)              -             -      181,400        (2,401)            (2,403)

Net income                            -             -              -         8,263            -              -              8,263

                            ------------    ----------    -----------    ----------     --------     ----------    ---------------
BALANCE, JUNE 30, 2000        9,984,563          $100        $22,715       $34,745      181,400       ($2,401)            $55,159
                            ============    ==========    ===========    ==========     ========     ==========    ===============




















The accompanying notes are an integral part of these consolidated financial statements.

                                                ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (in thousands)

                                                                               YEAR ENDED JUNE 30,
                                                                  -------------    -------------     ------------
                                                                    2000             1999             1998
                                                                  -------------    -------------     ------------

Cash flows from operating activities:
Net income                                                             $ 8,263          $ 8,250          $ 6,402
   Adjustments to reconcile net income to net cash provided
      by operating activities:
   Depreciation and amortization                                         9,227            8,970            7,592
   Cumulative effect of accounting change                                1,005                -                -
   Deferred tax benefit                                                    322              218            (749)
   Deferred revenue                                                    (3,485)          (2,202)          (1,534)
Changes in assets and liabilities:
   Accounts receivable, net                                            (1,761)            (105)            (846)
   Loans receivable                                                   (13,152)            (805)            (552)
   Prepaid expenses                                                      (824)            (804)                8
   Inventories                                                              93              938            (397)
   Other assets                                                          (321)          (1,297)            1,317
   Accounts payable and other liabilities                                7,361            3,926            2,969
                                                                  -------------    -------------     ------------
          Net cash provided by operating activities                      6,728           17,089           14,210

Cash flows from investing activities:
   Purchases of property and equipment, net                           (12,255)         (10,089)          (5,742)
   Cost of net assets acquired                                        (11,359)          (8,378)          (4,708)
   Investment in ePacific                                              (1,000)                -                -
                                                                  -------------    -------------     ------------
         Net cash used by investing activities                        (24,614)         (18,467)         (10,450)

Cash flows from financing activities:
   Net borrowings from (repayments to) money order supplier              5,147          (3,978)              971
   Net borrowings from revolving line-of-credit                         54,900                -                -
   Term advances from syndicate of banks                                 8,000           10,500              708
   Payment of term advances from previous money order supplier               -          (7,073)          (1,844)
   Net borrowings (repayments) of acquisition-related notes              1,006              102            (414)
      payable
   Repayments under senior secured notes payable                       (4,046)                -                -
   Proceeds from stock options exercised                                 1,025            1,073            1,493
   Purchase of treasury stock                                          (1,983)                -                -
                                                                  -------------    -------------     ------------
      Net cash provided by financing activities                         64,049              624              914
                                                                  -------------    -------------     ------------
Net increase (decrease) in cash and cash equivalents                    46,163            (754)            4,674
Cash and cash equivalents, beginning of year                            59,414           60,168           55,494
                                                                  -------------    -------------     ------------
Cash and cash equivalents, end of year                                $105,577          $59,414          $60,168
                                                                  =============    =============     ============

Supplemental disclosures of cash flows information:
   Interest paid                                                       $ 7,373          $ 5,202          $ 2,663
   Income taxes paid                                                     5,420            4,395            3,508
Supplemental schedule of non-cash investing activities:
   Liabilities incurred in connection with acquired stores             $ 2,097          $   433          $   439




The accompanying notes are an integral part of these consolidated financial statements.

                     ACE CASH EXPRESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Ace Cash Express, Inc. (the "Company") was incorporated under the laws of the state of Texas in March 1982. The Company operates in one line of business with two segments (Company-owned and franchised operations) and provides retail financial services, such as check cashing, small consumer loans, bill-payments, money orders, wire transfers, and other transactional services to customers for a fee. On June 30, 2000, the Company owned and operated 915 stores in 26 states and the District of Columbia, and had 157 franchised stores.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Operating Segments

In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998. The Company's reportable segments are strategic business units that differentiate between company-owned and franchised stores. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Segment information for the years ended June 30, 2000, 1999, and 1998 was as follows:

                                      COMPANY-OWNED       FRANCHISED       TOTAL
                                      -------------       ----------       -----
                                          (in thousands, except store amounts)
        YEAR ENDED JUNE 30, 2000:
        -------------------------

           Revenue                         $138,099         $2,537      $140,636
           Operating income                  24,065          1,474        25,539
           Total assets                     217,456          3,967       221,423

           Number of stores                     915            157         1,072

        YEAR ENDED JUNE 30, 1999:
        -------------------------
           Revenue                         $120,197         $2,117      $122,314
           Operating income                  22,212            829        23,041
           Total assets                     142,451          2,782       145,233

           Number of stores                     798            120           918

        YEAR ENDED JUNE 30, 1998:
        -------------------------
           Revenue                          $98,529         $1,665      $100,194
           Operating income                  15,875            700        16,575
           Total assets                     132,799          1,836       134,635

           Number of stores                     683             89           772


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

Accounts Receivable, Net

Accounts receivable on the consolidated balance sheets as of June 30, 2000 and 1999 were $6.0 million and $4.2 million, respectively, and include the MoneyGram receivable and other notes receivable, net of an allowance for doubtful accounts.

Loans Receivable

Loans receivable on the consolidated balance sheets as of June 30, 2000 and 1999 were $18.7 million and $5.5 million, respectively. Loans receivable includes receivables for the Company's payday loan product and the Company's interest in the Bank Loans made by Goleta National Bank. Loan losses for the fiscal years ended June 30, 2000 and 1999 were $4.2 million and $2.8 million, respectively. The Company accounts for the full amount of loans not paid on the due date as a loan loss in that period.

Through the "payday loan" product, the Company provides the customer cash in exchange for that customer's check (in the amount of that cash plus a service fee) with an agreement to defer the presentment or deposit of that check until the customer's next payday, usually a period of two to four weeks. As of June 30, 2000 and 1999, the receivable for payday loans was approximately $0.8 million and $5.5 million, respectively.

In August 1999, the Company entered into a Master Loan Agency Agreement (the "Goleta Agreement") with Goleta National Bank, a national bank located in Goleta, California ("Goleta"). Under the Goleta Agreement, the parties agreed to develop and implement an arrangement under which short-term loans made by Goleta would be offered at the Company's owned locations. Currently, a Bank Loan may be up to $500 and must be repaid or renewed in 14 days. Under the Goleta Agreement, the Company purchases from Goleta a participation representing a material and significant portion of each Bank Loan made on a previous day. An interest rate of 15% per $100 of Bank Loan is charged for each 14 day loan. As of June 30, 2000, the receivable for Bank Loans was $17.9 million.

Inventories

Inventories consist of unsold lottery tickets and other inventory. Lottery tickets are stated at purchase price and accounted for using the specific identification method. Other inventories are stated at cost and utilize the first-in, first-out method. No provision for obsolescence is considered necessary.

                                                          JUNE 30,
                                            ---------------------------------
                                                 2000              1999
                                            ---------------    --------------
                                                     (in thousands)

Lottery tickets inventory                           $1,061            $1,211
Other inventory                                        357               300
                                            ---------------    --------------
                                                    $1,418            $1,511
                                            ===============    ==============

Property and Equipment

Depreciation and amortization of property and equipment is based on the lesser of the estimated useful lives of the respective assets or lease terms. The useful lives of property and equipment by class are as follows: store equipment, furniture and fixtures, four to ten years; leasehold improvements, the lesser of ten years or the term of the lease; signs, eight years; and other property and equipment, five to ten years. Depreciation is calculated on a straight-line basis.

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

As required, the Company adopted a new accounting standard, AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," effective
July 1, 1999. This standard requires that previously capitalized start-up costs be recognized as a cumulative effect of change in accounting principle and expensed fully in the quarter. Start-up costs, net of tax, of $0.6 million were expensed in the first quarter ended September 30, 1999. On a pro forma basis, the Company's net income would have been $8.9 million ($0.88 per share), $8.0 million ($0.80 per share) and $6.2 million ($0.64 per share) for the years ended June 30, 2000, 1999 and 1998, respectively, if this accounting change had been retroactively applied.

Store Expenses

The direct costs incurred in operating the stores have been classified as store expenses and are deducted from total revenues to determine contribution attributable to the stores. Store expenses include salary and benefit expense of store employees, rent and other occupancy costs, depreciation of store property, bank charges, armored and security costs, loan losses, net returned checks, cash shortages, and other costs incurred by the stores.

Franchise Accounting

The Company includes franchise fees in revenues. Franchise fees include initial, territory, and future optional store fees as well as continuing franchise fees ("royalty fees") and research and development fees. The Company offers both nonexclusive and exclusive franchise arrangements.

Initial fees are recognized when the Company has provided substantially all of its initial services in accordance with the franchise agreements. Generally, this occurs when the related sites have been approved or identified and the franchisee has completed the training required by the Company. Related direct costs, such as sales commissions, are deferred until revenue is recognized. Royalty fees are recognized as revenues as they are earned under the franchise agreements. For the years ended June 30, 2000 and 1999, approximately $2.5 million and $2.1 million, respectively, of franchise revenue was recognized.

Cash payments received under franchise agreements prior to the completion of the earnings process are deferred until the initial fees are recognized in accordance with the preceding paragraph.

Income Taxes

The Company has implemented the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 utilizes an asset and liability approach, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

In accordance with the provisions of SFAS No. 109, a valuation allowance should be recognized, if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recorded no valuation allowance as of June 30, 2000 or 1999.

Returned Checks

The Company charges operations for potential losses on returned checks in the period such checks are returned, since ultimate collection of these items is uncertain. Recoveries on returned checks are credited in the period when the recovery is received.

Software Development Costs

The Company capitalizes the external direct costs of materials and services consumed in developing or obtaining internal-use computer software and payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project, to the extent of the time spent directly on the project. For the years ended June 30, 2000 and 1999, the Company capitalized $1.4 million and $0.5 million, respectively.

Earnings Per Share

Earnings per share have been computed based on the weighted average number of common and dilutive shares outstanding for the respective periods. Dilutive shares include employee and director stock options.

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, after adjusting for the dilutive effect of stock options. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share, as required by SFAS No. 128, "Earnings Per Share."

                                                                           YEAR ENDED JUNE 30,
                                                               ---------------------------------------
                                                                   2000          1999          1998
                                                               ----------     ---------     ----------
                                                                            (in thousands)
      Income before cumulative effect of accounting
           change (numerator)                                      $8,866         $8,250        $6,402
                                                               ==========     ==========    ==========

      Reconciliation of denominator:
      Weighted average number of common shares
          outstanding - basic EPS                                 10,067          9,989         9,759
      Effect of dilutive stock options                               294            294           456
                                                               ----------     ----------    ----------
      Weighted average number of common and
          dilutive shares outstanding - diluted EPS               10,361         10,283        10,215
                                                               ==========     ==========    ==========

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for trade receivables, trade payables, notes receivable, revolving advances, money order payable, and notes payable all approximate fair value. The fair value of the interest-rate swap is $0.6 million.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. PROPERTY AND EQUIPMENT

                                                                           JUNE 30,
                                                             ----------------------------------
                                                                  2000               1999
                                                             ---------------     --------------
                                                                        (in thousands)
Property and equipment, at cost:
  Store equipment, furniture and fixtures                           $32,046            $25,626
  Leasehold improvements                                             22,795             17,548
  Signs                                                               5,606              5,121
  Other                                                                 445                829
                                                             ---------------     --------------
                                                                     60,892             49,124
           Less - accumulated depreciation and amortization        (23,977)           (18,752)
                                                             ---------------     --------------
                                                                    $36,915            $30,372
                                                             ===============     ==============

Depreciation expense was $6.4 million and $5.6 million in fiscal 2000 and 1999, respectively.

3. ACQUISITIONS AND DISPOSITIONS

During the year ended June 30, 2000, the Company acquired the assets of 36 stores in eight separate purchases from third parties for approximately $11.4 million. During the year ended June 30, 1999, the Company acquired the assets of 35 stores in ten separate purchases from third parties for approximately $8.4 million. During the year ended June 30, 1998, the Company acquired the assets of 15 stores in six separate purchases from third parties for approximately $4.7 million.

As a condition of each purchase, the sellers agreed not to compete with the Company for specified periods ranging from two to five years. All acquisitions have been accounted for using the purchase method of accounting. Covenants not to compete were valued at contractually agreed upon amounts which management believes correspond to fair value. In connection with the above acquisitions, in fiscal 2000, acquisition costs of $10.8 million were allocated to goodwill and the remainder to other assets.

                                                        JUNE 30,
                                           ---------------------------------
                                               2000               1999
                                           --------------     --------------
                                                     (in thousands)

Covenants not to compete, at cost                $6,549           $5,864
Less - accumulated amortization                 (5,120)          (4,208)
                                             -----------     -----------
                                                 $1,429          $1,656
                                             ===========     ===========

The excess  purchase price over fair value of net assets acquired is as follows:

                                                      JUNE 30,
                                             -----------------------------
                                                2000             1999
                                             -----------     -----------
                                                    (in thousands)

Excess of purchase price over fair value
     of net assets                              $51,745         $40,995
 Less - accumulated amortization                 (5,816)         (4,305)
                                             -----------     -----------
                                                $45,929         $36,690
                                             ===========     ===========






4. FINANCING ARRANGEMENTS AND GUARANTEES

Senior Secured Notes Payable

The Company has outstanding $16 million of 9.03% Senior Secured Notes ("Notes") issued to Principal Life Insurance Company (formerly known as Principal Mutual Life Insurance Company) ("Principal") under a Note Purchase Agreement. The original $20 million principal amount of the Notes is due in five equal annual installments of $4 million each, which began November 15, 1999. Interest payments are due semiannually, beginning May 15, 1997. The Notes include various restrictive covenants. The Company is in compliance with these restrictive covenants. There is $180,000 and $226,000 of accrued interest on these notes as of June 30, 2000 and 1999, respectively.

The Notes are secured by a security interest in substantially all the assets of the Company. The collateral arrangements are subject to the Amended and Restated Collateral Trust Agreement dated as of July 31, 1998 (the "Amended Collateral Trust Agreement") that was signed with the Credit Agreement. The Amended Collateral Trust Agreement created a collateral trust, with Wilmington Trust Company as trustee, to secure the Company's obligations under the Credit Agreement and to the Company's two other secured lenders, Principal and Travelers Express Company, Inc. The Amended Collateral Trust Agreement includes agreements regarding the priority of distributions to the secured lenders upon foreclosure and liquidation of the collateral subject thereto and certain other intercreditor arrangements. The Company also executed an Amended and Restated Assignment of Deposit Accounts and Security Agreement with Wilmington Trust Company to grant the trustee a security interest in the same collateral that secures the Company's obligations under the Credit Agreement.

Money Order Agreement

In April 1998, the Company signed a money order agreement with Travelers Express Company, Inc. ("Travelers Express"), effective December 17, 1998. This agreement replaced the previous money order agreement with the previous money order supplier that was terminated as of December 16, 1998. Under this new five-year agreement, the Company exclusively sells Travelers Express money orders, which bear the Company's logo. The Company also signed a five-year agreement with Travelers Express, effective in April 1998, to offer an electronic bill-payment service to the Company's customers. In conjunction with these two agreements, the Company received $3 million from Travelers Express in April 1998, $0.4 million per year for the fiscal years ended June 30, 2000 and 1999, and is entitled to receive an additional $0.4 million per year for the next three years. The $3 million payment was deferred and included in other liabilities in the consolidated balance sheets. If the money order agreement is terminated under certain circumstances before the expiration of its five-year term, the Company will be obligated to repay a portion of the $3 million and the annual amounts received from Travelers Express. The money order agreement with Travelers Express (unlike the previous money order agreement) does not allow an extended deferral of remittances of money order proceeds. The Company's payment and other obligations to Travelers Express under the money order agreement are secured by a subordinated lien on the Company's assets. The total $5 million from Travelers Express is being amortized on a straight-line basis over the five-year term of the agreements beginning January 1999.

Notes Payable

Notes payable, related to acquired stores, bear interest at 5%, and are due six months after acquisition, with the exception of one non-interest-bearing note with a balance of $700,000 which is payable in monthly installments of $20,000 until maturity on May 1, 2003. Interest was imputed on this note at an interest rate of 5%. Notes payable were approximately $1.3 million and $0.3 million, respectively, as of June 30, 2000 and 1999.

Credit Facilities

In July 1998, the Company signed an agreement ("Credit Agreement") with a syndicate of banks, led by Wells Fargo Bank (Texas), National Association, and the credit facilities under the Credit Agreement were renewed in December 1999. This Credit Agreement provides a senior secured credit facility of $165 million of financing to the Company. The Credit Agreement contains a committed Revolving Facility of $130 million, to be used for working capital and general corporate purposes and a committed Term-Loan Facility of $35 million, to be used to fund acquisitions and provide capital for internal expansion. Additionally, the Company has obtained a $25 million uncommitted working capital line-of-credit, for a total available working capital facility of $155 million. The Company is subject to various restrictive covenants stated in the Credit Agreement. These covenants, which are typical of those found in loan agreements of that kind, include restrictions on the incurrence of indebtedness from other sources, restrictions on advances to or investments in other persons or entities, restrictions on significant acquisitions, restrictions on the payment of dividends to shareholders or the repurchase of shares, and the requirement that various financial ratios be maintained. The Revolving Facility has a one-year term and is renewable annually.

The Term-Loan Facility has a one-year term with a four-year amortization beginning after the expiration of the one-year term. Interest on the Revolving Facility will bear interest at a rate per annum of either (at the Company's discretion) the prime rate or LIBOR plus 0.75%. The Term-Loan Facility will bear interest at a rate per annum either (at the Company's discretion) of the prime rate plus 0.25% or LIBOR plus 1.75%. The LIBOR rate effective at June 30, 2000 was 6.69%. The Company will pay an unused commitment fee on the Revolving Facility of 0.20% and the Term-Loan Facility of 0.45%. It is the Company's expectation that the Credit Agreement will continue to be renewed annually.

Debt Maturity Schedule

Scheduled maturities of debt for the years following June 30, 2000, including the senior secured notes payable, term advances, and notes payable are as follows (in thousands):


          YEAR ENDING JUNE 30:
            2001........................................ $ 8,395
            2002........................................   8,865
            2003........................................   8,845
            2004........................................   8,625
            2005 and thereafter ........................   1,156
                                                        ----------
                                                         $35,886
                                                        ==========

MoneyGram Guarantees and Incentive Bonuses

Existing MoneyGram Services. The Company is an agent for the receipt and transmission of wire transfers of money through the MoneyGram network. The Company's agency relationship is currently governed by the 1996 MoneyGram Master Agreement, as amended (the "Existing MoneyGram Agreement"), with MoneyGram Payment Systems, Inc. ("MPS"), an affiliate of Travelers Express. The Existing MoneyGram Agreement expires by its terms on December 31, 2000. The Existing MoneyGram Agreement provides for a revenue guarantee on acquired stores for the conversion of wire transfer services to MoneyGram from another supplier. The amount of the guarantee is equivalent to the annual aggregate wire transfer revenue for the acquired stores derived from another supplier. The amount of guarantee revenue, which represents the difference between the guarantee and the Company's actual wire transfer service revenue from the acquired stores, for the fiscal years ended June 30, 2000 and 1999, was approximately $2.0 million and $1.0 million, respectively.

In June 1996, upon the extension of the Existing MoneyGram Agreement to its current expiration date, the Company received a bonus of $2.0 million. The Company also receives incentive bonuses under the Existing MoneyGram Agreement for opening or acquiring new MoneyGram service locations. All of the bonuses received by the Company under the Existing MoneyGram Agreement have been deferred and included in "Other liabilities" in the Company's consolidated balance sheets and are amortized to revenues over the term of the Existing MoneyGram Agreement. During the fiscal years ended June 30, 2000 and 1999, $2.6 million and $2.2 million, respectively, of this amortization was recorded and included in money transfer services revenues. The deferred revenue balance as of June 30, 2000 and 1999, was $3.7 million and $3.6 million, respectively.

New Money Transfer Agreement. In June 2000, the Company signed a Money Transfer Agreement with Travelers Express and MPS to become effective upon the expiration of the Existing MoneyGram Agreement (the "New MoneyGram Agreement"). During the seven-year term of the New MoneyGram Agreement, the Company will exclusively offer and sell MoneyGram wire transfer services. Under the New MoneyGram Agreement (as under the Existing MoneyGram Agreement) the Company will earn commissions for each transmission and receipt of money through the MoneyGram network effected at a Company location; those commissions will equal varying percentages of the fees charged by MPS to consumers for the MoneyGram services.

Under the New MoneyGram Agreement, the Company will also be entitled to receive a total of approximately $12.5 million in incentive bonuses, payable in equal monthly installments (without interest) over the seven-year term. The amount of those monthly installments will be subject to reduction if the Company closes or sells a significant number of those locations at which MoneyGram services are offered at the beginning of the New MoneyGram Agreement. In addition, the Company will be entitled to receive certain incentive payments regarding new MoneyGram service locations that it opens or acquires during the term of the New MoneyGram Agreement.

Derivative Instruments and Hedging Activities

To reduce its risk of greater interest expense upon a rise in the prime rate or LIBOR, the Company has entered into three interest-rate swap agreements with Bank of America. Those agreements effectively converted a portion of the Company's floating-rate interest obligations to fixed-rate interest obligations. With respect to the revolving line-of-credit facility, the first notional amount is $33 million for a two-year period that began January 4, 1999, and the second notional amount is $10 million for a sixteen-month period that began September 3, 1999. The third notional amount under the term-loan facility is currently $9.0 million, with decreases in calendar year 2000. The notional amounts were determined based on the Company's minimum projected borrowings during calendar years 1999 and 2000. The fixed rate applicable to the notional amount of $33 million under the revolving line-of-credit facility was 5.14% for calendar year 1999 and is 5.23% for calendar year 2000. The fixed rate applicable to the notional amount of $10 million under the revolving line-of-credit facility is 6.00% for calendar years 1999 and 2000. The fixed rate applicable to the notional amount of $9.0 million under the term-loan facility was 6.23% for calendar year 1999 and is 6.38% for calendar year 2000.

The Company is required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," by its first quarter ending September 30, 2000. This standard requires the Company to record the fair value of its interest-rate swaps as an asset or liability in the consolidated balance sheet. Changes in the fair value of the interest-rate swaps will be reported as a component of shareholders' equity in the consolidated balance sheet. The fair value of the Company's existing interest-rate swaps is $0.6 million as of June 30, 2000.

5. ACCOUNTS PAYABLE, ACCRUED LIABILITIES, AND OTHER CURRENT LIABILITIES

                                                         JUNE 30,
                                             ---------------------------------
                                                 2000               1999
                                             --------------     --------------
                                                      (in thousands)

Accounts payable - trade                           $ 8,761            $ 4,165
Accrued salaries                                     2,813              4,268
Deferred revenue - current                           3,347              2,881
Money transfer payable                               1,454                709
Other                                                4,867              3,880
                                             --------------     --------------
                                                   $21,242            $15,903
                                             ==============     ==============

6. OTHER LIABILITIES - NONCURRENT

                                                         JUNE 30,
                                             ---------------------------------
                                                 2000               1999
                                             --------------     --------------
                                                      (in thousands)

Deferred revenue - noncurrent                     $  3,459           $  4,152
Unearned franchise fees and other                       60                408
                                             --------------     --------------
                                                  $  3,519           $  4,560
                                             ==============     ==============

7.  SHAREHOLDERS' EQUITY

Stock Option Plans

Employee Stock Option Plans. The Company sponsors the 1997 Stock Option Plan (as amended, the "Plan") for eligible employees. The original employee plan, the 1987 Stock Option Plan, expired during fiscal 1998 (though options granted thereunder continue to be effective in accordance with their terms), and the Company adopted the 1997 Stock Option Plan for eligible employees. There are 1,404,079 shares of Common Stock reserved for grants of options under these two plans. Options are granted at the sole discretion of the Board of Directors, upon the recommendation of its Compensation Committee, to selected employees of the Company. Outstanding options are generally exercisable annually in installments over a three-to-four year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire either at five or ten years after date of grant.

In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock-based compensation programs using the intrinsic value method, and accordingly, stock options do not represent compensation expense in the determination of net income in the consolidated statements of earnings. Under the intrinsic value method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee must pay to acquire the stock. Had stock option compensation expense been determined consistent with the fair value method of measuring compensation expense under SFAS No. 123, the pro forma effect for fiscal 2000 and 1999 would have been a reduction in the Company's net income of approximately $0.5 million and $0.3 million, respectively, and a reduction in diluted earnings per share of approximately $.05 and $.03, respectively.

In determining the pro forma stock compensation expense, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2000 and 1999, respectively: expected volatility of 46% for both years; expected lives of 4.3 and 4.6 years; risk-free interest rates of 6.1% and 4.7%; and no expected dividends.

Exercise prices for employee options outstanding as of June 30, 2000, ranged from $4.11 to 18.00 (fair market value on dates of grant). The following table provides certain information with respect to stock options outstanding at June 30, 2000:

                                                                                     WEIGHTED-AVERAGE
                                                                                        REMAINING
                 RANGE OF EXERCISE PRICES            STOCK OPTIONS  WEIGHTED-AVERAGE   CONTRACTUAL
                                                      OUTSTANDING    EXERCISE PRICE       LIFE
          ---------------------------------------    -------------    ------------    -------------
                       Under $5.40                         35,127          $ 4.19          0.4

                      $5.41 - $7.20                       118,020            6.91          1.3

                      $7.21 - $9.00                        48,100            7.37          1.8

                      $9.01 - $10.80                            0             0.0          0.0

                     $10.81 - $12.60                      180,307           12.02          6.9

                     $12.61 - $14.40                      430,006           13.57          8.5

                     $14.41 - $16.20                       74,250           14.92          9.1

                     $16.21 - $18.00                      167,500           17.02          9.5
                                                     -------------
                                                        1,053,310          $12.58          7.0
                                                     =============

The following table provides certain information with respect to employee stock options exercisable at June 30, 2000:

                                                   STOCK            WEIGHTED-
                                                  OPTIONS            AVERAGE
              RANGE OF EXERCISE PRICES         EXERCISABLE       EXERCISE PRICE
       ---------------------------------     --------------    -----------------
                 Under $5.40                        35,127             $4.19

                $5.41 - $7.20                      118,020              6.91

                $7.21 - $9.00                       48,100              7.37

                $9.01 - $10.80                           0               0.0

               $10.81 - $12.60                      87,478             11.98

               $12.61 - $14.40                      50,738             13.33

               $14.41 - $16.20                      10,311             14.59

               $16.21 - $18.00                           0               0.0
                                             --------------
                                                   349,774             $9.08
                                             ==============

The fair value of options granted during the years ended June 30, 2000 and 1999, calculated using the Black-Scholes option pricing model, was approximately $6.87 per share and $6.06 per share, respectively.

The following table summarizes stock option activity under the two employees' stock option plans:

                                                                                    AVAILABLE FOR         WEIGHTED
                                                  RESERVED          OUTSTANDING          GRANT          AVERAGE PRICE
                                                --------------     --------------    ---------------    ---------------
       Shares at June 30, 1997                      1,194,501            749,936            444,565            $ 5.40

       Expiration of 1987 stock option plan         (504,090)                  -          (504,090)                 -
       1997 stock option plan                         900,000                  -            900,000                 -
       Exercised                                    (195,549)          (195,549)                  -              4.88
       Canceled                                             -           (85,425)             85,425              7.14
       Granted                                              -            248,707          (248,707)             12.29
                                                --------------     --------------    ---------------
       Shares at June 30, 1998                      1,394,862            717,669            677,193              7.73

       Exercised                                    (173,367)          (173,367)                  -              4.54
       Canceled                                      (17,206)           (78,419)             61,213             11.68
       Granted                                              -            331,105          (331,105)             13.49
                                                --------------     --------------    ---------------
       Shares at June 30, 1999                      1,204,289            796,988            407,301             10.42

       Increase in shares reserved for options        315,000                  -            315,000                 -
       Exercised                                    (110,435)          (110,435)                  -              6.65
       Canceled                                       (4,775)          (102,729)             97,954             13.46
       Granted                                              -            469,486          (469,486)             15.07
                                                --------------     --------------    ---------------
       Shares at June 30, 2000                      1,404,079          1,053,310            350,769            $12.58
                                                ==============     ==============    ===============

Non-employee Director Stock Option Plan. In 1995, the Board of Directors and the shareholders of the Company approved the adoption of a nonqualified non-employee director stock option plan. The purpose of this plan is to permit the Company to grant options to the Company's outside directors as part of their compensation. The plan originally had 135,000 shares reserved for issuance and in November 1998, an amendment was approved to increase the number of shares to 260,000. Options as to 136,750 shares have been granted under the plan at a weighted average exercise price of $9.53 per share. During the fiscal year ended June 30, 2000, no shares were exercised and none were canceled. Had stock option compensation expense been determined consistent with the fair value method of measuring compensation expense under SFAS No. 123, the pro forma effect for fiscal 2000 and 1999 would have been a reduction in the Company's net income of approximately $32,000 and $25,000, respectively, and with no impact on diluted earnings per share for either year.

In determining the pro forma stock compensation expense, the fair value of each non-employee director option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2000 and 1999, respectively: expected volatility of 46% for both years; expected lives of 4.9 and 4.8 years; risk-free interest rates of 6.1% and 4.7%; and no expected dividends.

Exercise prices for non-employee director options outstanding as of June 30, 2000, ranged from $4.11 to $16.38 (fair market value on dates of grant). The following table provides certain information with respect to stock options outstanding at June 30, 2000:

                                                                                     WEIGHTED-AVERAGE
                                                                                        REMAINING
                 RANGE OF EXERCISE PRICES            STOCK OPTIONS  WEIGHTED-AVERAGE   CONTRACTUAL
                                                      OUTSTANDING    EXERCISE PRICE       LIFE
              -----------------------------------    -------------    ----------     -----------
                         Under $5.40                       15,750        $ 4.11          0.4

                        $5.41 - $7.20                      36,000          6.55          1.3

                        $7.21 - $9.00                           0           0.0          0.0

                        $9.01 - $10.80                          0           0.0          0.0

                       $10.81 - $12.60                     27,000         12.42          2.4

                       $12.61 - $14.40                     20,000         13.25          3.4

                       $14.41 - $16.20                          0           0.0          0.0

                       $16.21 - $18.00                     20,000         16.38          4.4
                                                    --------------
                                                          118,750        $10.35          2.3
                                                    ==============

The following table provides certain information with respect to non-employee director stock options exercisable at June 30, 2000:

                                           STOCK OPTIONS      WEIGHTED-AVERAGE
        RANGE OF EXERCISE PRICES            EXERCISABLE        EXERCISE PRICE
     --------------------------------     --------------    -----------------
               Under $5.40                       15,750                $4.11

              $5.41 - $7.20                      36,000                 6.55

              $7.21 - $9.00                           0                  0.0

              $9.01 - $10.80                          0                  0.0

             $10.81 - $12.60                     18,000                12.42

             $12.61 - $14.40                      6,664                13.25

             $14.41 - $16.20                          0                  0.0

             $16.21 - $18.00                          0                  0.0
                                          --------------
                                                 76,414                $8.01
                                          ==============

The fair value of options granted during the years ended June 30, 2000 and 1999, calculated using the Black-Scholes option pricing model, was approximately $7.90 per share and $6.09 per share, respectively.

Stock Repurchase Program

In August 1999, the Company's Board of Directors authorized the repurchase from time to time of up to approximately $4 million of the Company's Common Stock in the open market or in negotiated transactions. In August 2000, the Company's Board of Directors authorized the repurchase of an additional $1 million of the Company's Common Stock. This stock repurchase program will remain in effect unless discontinued by the Board of Directors. As of June 30, 2000, the Company had repurchased 181,400 shares at an average price of $13.25 per share.

8. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                               YEAR ENDED JUNE 30,
                               ------------------------------------------------
                                   2000              1999              1998
                               --------------    --------------     -----------
                                               (in thousands)
Federal income tax                    $4,212            $4,274          $4,083
State income tax                         861               898             851
                               --------------    --------------     -----------
                                       5,073             5,172           4,934
Deferred                                 322               218           (749)
                               --------------    --------------     -----------
                                      $5,395            $5,390          $4,185
                               ==============    ==============     ===========

The net deferred tax asset consists of the following:

                                                      JUNE 30,
                                     -----------------------------------------
                                           2000                   1999
                                     ------------------     ------------------
                                                    (in thousands)
Gross assets                                    $3,547                 $3,913
Gross liabilities                              (2,461)                (1,745)
                                     ------------------     ------------------
Net deferred tax asset                          $1,086                 $2,168
                                     ==================     ==================

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

                                                     JUNE 30,
                                     -----------------------------------------
                                           2000                   1999
                                     ------------------     ------------------
                                                   (in thousands)
Accrued liabilities and other                     $976                   $488
Deferred revenue                                 2,571                  2,588
Depreciation and amortization                  (2,461)                  (908)
                                     ------------------     ------------------
                                                $1,086                 $2,168
                                     ==================     ==================

The provisions for taxes on income as reported differ from the tax provision computed by applying the statutory federal income tax rate of 34% as follows:

                                                             YEAR ENDED JUNE 30,
                                                ------------------------------------------
                                                  2000             1999            1998
                                                -----------     ----------     -----------
                                                              (in thousands)
Federal income tax provision on income at
  statutory rate of 34%                             $4,644         $4,638          $3,600
State taxes, net of federal benefit                    611            702             562
Amortization of excess purchase price over
  fair value of assets acquired                        109             84              84
Other-net                                               31           (34)            (61)
                                                -----------     ----------     -----------
Income tax provision                                $5,395         $5,390          $4,185
                                                ===========     ==========     ===========

9. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under non-cancelable operating leases. Most of the Company's facility leases contain options that allow the Company to renew leases for periods that generally range from three to nine years. At June 30, 2000, future minimum rental payments under existing leases were as follows (in thousands):

     YEAR ENDING JUNE 30:
       2001...................................................     $14,274
       2002...................................................      10,167
       2003...................................................       6,641
       2004...................................................       3,262
       2005 and thereafter ...................................       1,355
                                                                ----------
                                                                   $35,699
                                                                ==========

Rent expense was approximately $14.9 million, $12.9 million, and $10.7 million for the years ended June 30, 2000, 1999, and 1998, respectively.

The Company has entered into an agreement to settle the lawsuit against the Company in Arkansas, Angie Gwatney v. Ace Cash Express, Inc. Under the settlement, qualified customers will receive certificates that may be redeemed for prepaid telephone cards from the Company. The face amount of the telephone cards will equal 75% of the total amount of fees ($2.2 million) that the customers paid the Company in deferred-presentment transactions from February 9, 1996 through June 15, 1999. It is impossible to predict the number and face amount of the telephone cards that the Company will have to provide to customers. But, based on its estimate of the distribution of those cards, the Company has provided in its financial statements a total of $640,000 to satisfy its settlement obligations. The settlement agreement has been approved by the court, and the Company believes that the approval will be final and effective on October 5, 2000. The Company is involved in various other legal proceedings incidental to the conduct of its business. Management believes that these legal proceedings will not result in any material impact on the Company's financial condition and results of operations.

10. EMPLOYEE BENEFITS PLANS

The Company has established a 401(k) savings plan on behalf of its employees. Employees may contribute up to 20% of their annual compensation to the plan, subject to statutory maximums. The Board of Directors has authorized a 25% matching of employee contributions made to the plan beginning January 1999. The Company's matching contributions were approximately $217,000 and $79,000 for the years ended June 30, 2000 and 1999, respectively.

11. RELATED PARTY TRANSACTIONS

In March and April 2000, the Company invested a total of $1 million in ePacific Incorporated ("ePacific"), a private company in the business of providing customized debit-card payment systems and electronic funds transfer processing services, which has been recorded under the cost method and is included in other assets on the consolidated balance sheet. ePacific, formerly a controlled subsidiary of Goleta, provides the debit-card system and processing services to Goleta to enable it to make the Bank Loans described above in Summary of Significant Accounting Policies - Loans Receivable.

The Company's investment in ePacific was made at the same times, and on the same terms, as the investment by two venture capital investors. The Company purchased approximately 14% of the shares of ePacific's Series A Convertible Preferred Stock purchased by the group of investors. The terms of those shares are typical of preferred stock issued and purchased in venture capital investments, and include the right to periodic dividends from ePacific, the right to a preferential distribution upon liquidation of ePacific, voting rights with ePacific common stock, and the right to convert the preferred stock into ePacific common stock. Under a stockholders' agreement with ePacific and its other stockholders, the Company agreed to certain restrictions on transfer of its ePacific stock, received certain securities registration rights regarding resale of its ePacific stock, and received the right to designate one person to serve as a director of ePacific. The Company designated Jay Shipowitz, its President and Chief Operating Officer, to serve as a director of ePacific.

Management believes the transactions with ePacific are at arms length and are under terms no more or less favorable to the Company than those with other vendors.

12. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the fiscal years ended June 30, 2000, 1999, and 1998, are as follows:



                                                                  THREE MONTHS ENDED
                                       ----------------------------------------------------------------     YEAR ENDED
                                         SEPT 30         DEC 31           MAR 31           JUNE 30           JUNE 30
                                       -----------    ------------     -------------    ---------------  ----------------
                                                            (in thousands, except per share amounts)


2000:
Revenues                                  $30,588         $32,284         $41,337          $36,427           $140,636
Income before cumulative effect
  of  accounting change                     1,022           1,403           5,177            1,264              8,866
Diluted earnings per share before
  cumulative effect of accounting
  change                                      .10             .14             .51              .11                .86
Net income                                    419           1,403           5,177            1,264              8,263
Diluted earnings per share                    .04             .14             .51              .11                .80

1999:
Revenues                                  $26,023         $28,656         $36,009          $31,626           $122,314
Net income                                    796           1,116           4,095            2,243              8,250
Diluted earnings per share                    .08             .11             .40              .22                .80

1998:
Revenues                                  $21,694         $23,125         $29,340          $26,035           $100,194
Net income                                    610             824           3,148            1,820              6,402
Diluted earnings per share                    .06             .08             .31              .18                .63


The Company's business is seasonal because of the impact of cashing tax refund checks and two other tax-related services -- electronic tax filings and processing applications for refund anticipation loans. The impact of these services is in the third and fourth quarter of the Company's fiscal year.