Form 10-Q
period 2000-09-30
ACE CASH EXPRESS INC/TX
filed 2000-11-14
CIK 849116

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Yes    X          No _____
    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                 Outstanding as of November 10, 2000
-----                                 -----------------------------------

Common Stock                                    9,977,288 shares



                             ACE CASH EXPRESS, INC.



PART I.           FINANCIAL INFORMATION                                                     Page No.

Item 1.           Interim Consolidated Financial Statements:

                  Consolidated Balance Sheets as of
                  September 30, 2000, and June 30, 2000                                        3

                  Interim Unaudited Consolidated Statements of Earnings for the
                  Three Months Ended September 30, 2000 and 1999                               4

                  Interim Unaudited Consolidated Statements of Cash Flows
                  for the Three Months Ended September 30, 2000 and 1999                       5

                  Notes to Interim Consolidated Financial Statements                           6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                   11

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                  15


PART II.          OTHER  INFORMATION

Item 1.           Legal Proceedings                                                           16

Item 2.           Changes in Securities                                                       16

Item 3.           Defaults Upon Senior Securities                                             16

Item 4.           Submission of Matters to a Vote of Security Holders                         17

Item 5.           Other Information                                                           17

Item 6.           Exhibits and Reports on Form 8-K                                            17




                          PART I. FINANCIAL INFORMATION

               ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                     ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)



                                                                          SEPTEMBER 30,     JUNE 30,
                                                                              2000           2000
                                                                         -------------   ------------
                                                                          (unaudited)
    ASSETS
    Current Assets
        Cash and cash equivalents                                        $   108,893     $   105,577
        Accounts receivable, net                                               4,107           5,985
        Loans receivable, net                                                 16,354          18,695
        Prepaid expenses and other current assets                              2,377           2,069
        Inventories                                                            1,919           1,418
                                                                         ------------    ------------
    Total Current Assets                                                     133,650         133,744
                                                                         ------------    ------------

    Noncurrent Assets
        Property and equipment, net                                           37,567          36,915
        Covenants not to compete, net                                          2,269           1,429
        Excess of purchase price over fair value of assets
          acquired, net                                                       49,051          45,929
        Other assets                                                           3,232           3,406
                                                                         ------------    ------------
    Total Assets                                                         $   225,769     $    221,423
                                                                         ============    ============


    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities
        Revolving advances                                               $    88,900     $    95,000
        Accounts payable, accrued liabilities, and other
          current liabilities                                                 18,827          21,242
        Money order principal payable                                         15,552          10,487
        Current portion of senior secured notes payable                        4,180           4,180
        Term advances                                                          6,375           3,469
        Notes payable                                                            790             898
                                                                         ------------    ------------
    Total Current Liabilities                                                134,624         135,276
                                                                         ------------    ------------

    Noncurrent Liabilities
        Long-term portion of senior secured notes payable                     12,000          12,000
        Long-term term advances                                               19,125          15,031
        Long-term notes payable                                                  383             438
        Other liabilities                                                      3,375           3,519
                                                                         ------------    ------------
    Total Liabilities                                                        169,507         166,264
                                                                         ------------    ------------

    Commitments and Contingencies

    Shareholders' Equity
      Preferred stock, $1 par value, 1,000,000 shares authorized, none
        issued and outstanding                                                     -               -
     Common stock, $.01 par value, 20,000,000 shares authorized,
        9,955,963 and 9,984,563 shares issued and outstanding,
        respectively                                                             100             100
      Additional paid-in capital                                              22,719          22,715
      Retained earnings                                                       36,131          34,745
      Accumulated other comprehensive income                                      19               -
      Treasury stock, at cost, 211,400 and 181,400 shares, respectively      (2,707)         (2,401)
                                                                         ------------    ------------
    Total Shareholders' Equity                                                56,262          55,159
                                                                         ------------    ------------
    Total Liabilities and Shareholders' Equity                           $   225,769     $   221,423
                                                                         ============    ============

           See notes to the interim consolidated financial statements.



                     ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                INTERIM UNAUDITED
                       CONSOLIDATED STATEMENTS OF EARNINGS
               (in thousands, except share and per share amounts)


                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                 --------------------------------
                                                                      2000               1999
                                                                 -------------     --------------

Revenues                                                          $    40,238         $   30,588

Store expenses:
  Salaries and benefits                                                10,011              8,524
  Occupancy                                                             6,317              5,271
  Depreciation                                                          1,570              1,313
  Other                                                                11,198              7,001
                                                                  ------------      -------------
Total store expenses                                                   29,096             22,109
                                                                  ------------      -------------
Store gross margin                                                     11,142              8,479
Region expenses                                                         3,130              2,373
Headquarters expenses                                                   2,320              1,849
Franchise expenses                                                        221                242
Other depreciation and amortization                                       975                917
Interest expense, net                                                   2,163              1,311
Other expenses                                                             22                 83
                                                                  ------------      -------------
Income before income taxes and cumulative effect of                     2,311              1,704
    accounting change
Income taxes                                                              925                682
                                                                  ------------      -------------
Income before cumulative effect of accounting change                    1,386              1,022
Cumulative effect of accounting change, net of income tax
    benefit of $402                                                         -                603
                                                                  ------------      -------------
Net income                                                        $      1,386      $        419
                                                                  ============      =============

BASIC EARNINGS PER SHARE:
   Before cumulative effect of accounting change                  $       .14        $       .10
   Cumulative effect of accounting change                                   -              (.06)
                                                                  ------------      -------------
   Basic earnings per share                                       $       .14        $       .04
                                                                  ============      =============

   Weighted average number of common shares outstanding -
       basic EPS                                                        9,978             10,061
                                                                  ============      =============

DILUTED EARNINGS PER SHARE:
   Before cumulative effect of accounting change                  $       .14        $       .10
   Cumulative effect of accounting change                                   -              (.06)
                                                                  ------------      -------------
   Diluted earnings per share                                     $       .14        $       .04
                                                                  ============      =============

   Weighted average number of common and dilutive shares
       outstanding - diluted EPS                                       10,098             10,327
                                                                  ============      =============

           See notes to the interim consolidated financial statements.


                     ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                INTERIM UNAUDITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                   THREE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                          -------------------------------------
                                                                                2000                 1999
                                                                          ----------------     ----------------


     Cash flows from operating activities:
     Net income                                                               $  1,386              $   419
        Adjustments to reconcile net income to net cash provided
           by operating  activities:
        Depreciation and  amortization                                           2,567                2,231
        Cumulative effect of accounting change                                       -                1,004
        Deferred revenue                                                         (964)                (732)
        Changes in assets and liabilities:
          Accounts receivable, net                                               1,878                  583
          Loans receivable, net                                                  2,341                (345)
          Prepaid expenses                                                          82                  276
          Inventories                                                            (501)                 (22)
          Other assets                                                           (495)                (942)
          Accounts payable and other liabilities                               (1,966)              (1,894)
                                                                       ----------------     ----------------
            Net cash provided by operating activities                            4,328                  578

     Cash flows from investing activities:
        Purchases of property and equipment, net                               (2,244)              (1,740)
        Cost of  net assets acquired                                           (4,268)              (1,166)
                                                                       ----------------     ----------------
            Net cash used by investing activities                              (6,512)              (2,906)

     Cash flows from financing activities:
        Net borrowings from money order supplier                                 5,065                  316
        Net borrowings from (repayments to) revolving line-of-credit           (6,100)                8,000
        Term advances from syndicate of banks                                    7,000                    -
        Net borrowings (repayments) of acquisition-related notes
            payable                                                              (163)                  536
        Proceeds from stock options exercised                                        4                    2
        Purchase of treasury stock                                               (306)                    -
                                                                       ----------------     ----------------
           Net cash provided by financing activities                             5,500                8,854
                                                                       ----------------     ----------------
     Net increase in cash and cash equivalents                                   3,316                6,526
     Cash and cash equivalents, beginning of period                            105,577               59,414
                                                                       ----------------     ----------------
     Cash and cash equivalents, end of period                                 $108,893             $ 65,940
                                                                       ================     ================

     Supplemental disclosures of cash flows information:
        Interest paid                                                         $  2,019              $ 1,050
        Income taxes paid                                                           31                    9


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

                                                          THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                    ----------------------------
                                                        2000           1999
                                                    -----------     ------------
                                                           (in thousands)

  Net income (numerator)                             $   1,386       $     419
                                                     ==========      ==========

  Reconciliation of denominator:
  Weighted average number of common shares
    outstanding - basic EPS                              9,978          10,061
  Effect of dilutive stock options                         120             266
                                                     ----------      ----------
  Weighted average number of common and dilutive
    shares outstanding - diluted EPS                    10,098          10,327
                                                     ==========      ==========


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         As required, the Company adopted a new accounting standard, AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," in the first quarter ended September 30, 1999. This standard requires the previously capitalized start-up costs to be recognized as a cumulative effect of change in accounting principle and expensed fully in the quarter. This resulted in a cumulative effect on net income for the quarter ended September 30, 1999 of $0.6 million net of an income tax benefit of $0.4 million

         As required, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" in the first quarter ended September 30, 2000. This standard requires the Company to record the fair value of its interest-rate swaps as an asset or liability in the consolidated balance sheet. Changes in the fair value of the interest-rate swaps are reported as a component of shareholders' equity in the consolidated balance sheet. The fair value of the Company's existing interest-rate swaps is $19,000 as of September 30, 2000.

2. DERIVATIVE INSTRUMENTS

         The Company's objective in managing its exposure to fluctuations in interest rates is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, the Company primarily enters into agreements whose values change in the opposite direction of the anticipated cash flows. Derivative instruments related to forecasted transactions are considered to hedge future cash flows, and the effective portion of any gains or losses are included in other comprehensive income until earnings are affected by the variability of cash flows. Any remaining gain or loss is recognized currently in earnings. The cash flows of the derivative instruments are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. If it becomes probable that a forecasted transaction will no longer occur, the derivative will continue to be carried on the balance sheet at fair value, and gains or losses that were accumulated in other comprehensive income will be recognized immediately in earnings. If the derivative instruments are terminated prior to their expiration dates, any cumulative gains and losses are deferred and recognized in income over the remaining life of the underlying exposure. If the hedged assets or liabilities were to be sold or extinguished, the Company would recognize the gain or loss on the designated financial instruments currently in income.

     To reduce its risk of greater interest expense upon a rise in the prime rate or LIBOR, the Company has entered into three interest-rate swap agreements with Bank of America and one interest-rate swap agreement with Wells Fargo Bank. Those agreements effectively converted a portion of the Company's floating-rate interest obligations to fixed-rate interest obligations. With respect to the revolving line-of-credit facility, the first notional amount is $33 million for a two-year period that began January 4, 1999, the second notional amount is $10 million for a sixteen-month period that began September 3, 1999, and the third notional amount is an average of $62 million from November 1, 2000 to January 1, 2002. The fourth notional amount under the term-loan facility is currently $9 million, with a scheduled decrease to $8.5 million on October 3, 2000. The notional amounts were determined based on the Company's minimum projected borrowings during calendar years 1999 and 2000. The fixed rate applicable to the notional amount of $33 million under the revolving line-of-credit facility was 5.14% for calendar year 1999 and is 5.23% for calendar year 2000. The fixed rate applicable to the notional amount of $10 million under the revolving line-of-credit facility is 6.00% for calendar year 1999 and for calendar year 2000. The fixed rate applicable to the average notional amount of $62 million under the revolving line-of-credit facility is 6.945% for the entire period. The fixed rate applicable to the notional amount of $9.0 million under the term-loan facility was 6.23% for calendar year 1999 and is 6.38% for calendar year 2000. As of September 30, 2000, the fair value of the interest rate swaps under the revolving line-of-credit facility is $245,000 (notional amount of $33 million), $49,000 (notional amount of $10 million), and ($371,000) (average notional amount of $62 million). As of September 30, 2000, the fair value of the interest rate swap under the term-loan facility is $96,000 (notional amount $9 million).

     The associated underlying debt has exceeded the respective notional amounts for each swap throughout their existence and it is anticipated that it will continue to do so. These swaps are based on the same index as, and repricing on a consistent basis with, their respective underlying debt.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME

     As required, on July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" resulting in a $648,000 charge to accumulated other comprehensive income for the cumulative effect of accounting change. During the quarter ended September 30, 2000, there were no gains or losses recognized in earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness. However, the fair value of the interest rate swaps has decreased by $629,000 for the quarter ended September 30, 2000 which has been recorded to accumulated other comprehensive income.

     Other comprehesive income (loss) balances related to the interest rate swaps are as follows:


                                                                                                     CHANGE IN
                                                                     BALANCE AS OF               ACCUMULATED OTHER
                                                                                                    COMPREHENSIVE
       LOAN FACILITY               NOTIONAL AMOUNT         JULY 1, 2000      SEPTEMBER 30, 2000     INCOME (LOSS)
       -------------               ---------------         ------------      ------------------     -------------
Revolving line-of-credit             $33 million             $452,000             $ 245,000          $(207,000)
Revolving line-of-credit             $10 million               92,000                49,000            (43,000)
Revolving line-of-credit        $62 million (average)        (35,000)             (371,000)           (336,000)
Term-loan                            $9 million               139,000                96,000            (43,000)
                                                              -------                ------            --------
  Total                                                      $648,000               $19,000          $(629,000)
                                                             ========               =======          ==========

4. SUBSEQUENT EVENTS

RENEWAL AND AMENDMENT OF CREDIT FACILITIES

     On November 9, 2000, the Company entered into an amended and restated credit agreement with a syndicate of banks led by Wells Fargo Bank Texas, National Association. Under this agreement, the Company's revolving credit facility under the preceding credit agreement was renewed until November 8, 2001, and increased from $130 million to $155 million. Also, the term-loan facility under the preceding credit agreement was restructured, increased and amended. The preceding term-loan facility permitted the Company to borrow (on a one-time, non-revolving basis) up to $35 million for approximately one year, and the amount borrowed and outstanding at the end of that period was to become a term-loan payable over the succeeding four years. The facility is now structured (and designated) as a reducing revolving facility which allows the Company to borrow (and repay and reborrow) amounts under this facility for three years, until November 9, 2003; and the maximum amount of credit available to the Company is $65 million, but is subject to reduction on October 1, 2001, and quarterly thereafter. In addition, one of the annual interest rates that the Company may choose to apply to outstanding amounts under the reducing revolving facility, the LIBOR-based rate, is higher than the corresponding rate applied to the preceding term-loan facility. The LIBOR-based rate for the term-loan facility was LIBOR plus 1.75%; the LIBOR-based rate for the reducing revolving facility is LIBOR plus 2.375%, but is subject to adjustment quarterly, beginning March 31, 2001, within a range of 2.125% to 2.625% above LIBOR, depending on the Company's debt-to-cash flow ratio. The alternative variable annual rate that the Company may choose is the same for the reducing revolving facility as it was for the term-loan facility; it is an annual rate equal to the prime rate publicly announced by Wells Fargo Bank from time to time plus 0.25%. The commitment fees payable to the lenders for making the facilities available were also amended in the new credit agreement, with the fee for the reducing revolving facility varying in accordance with the Company's debt-to-cash flow ratio after March 31, 2001. In all other material respects, including the annual rate of interest charged on amounts outstanding under the revolving credit facility, the terms of the new credit agreement do not differ from the terms of the preceding credit agreement.

SIGNIFICANT ACQUISITION

     On November 10, 2000, the Company entered into an asset purchase agreement and ancillary documents to acquire the assets of a total of 107 check-cashing and retail financial services locations from five privately held companies. The total purchase price for the assets of all of the locations is approximately $30 million. Sixty of the locations are in California; 41 of the locations are in Texas; and six of the locations are in Oklahoma. The Company borrowed the purchase price for these assets from the bank lenders under the amended and restated credit agreement described above under "- Renewal and Amendment of Credit Facilities."


                     ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                          SUPPLEMENTAL STATISTICAL DATA

                                                            THREE MONTHS ENDED                    YEAR ENDED
                                                               SEPTEMBER 30,                       JUNE 30,
                                                       ------------------------    --------------------------------------
                                                        2000          1999            2000          1999           1998
                                                       ----------     ---------    ----------     ----------     --------

COMPANY OPERATING AND STATISTICAL DATA:

Company-owned stores in operation:
  Beginning of period                                        915           798           798            683          617
  Acquired                                                    17             2            36             35           15
  Opened                                                      12            11            99             99           62
  Closed                                                     (6)           (7)          (18)           (19)         (11)
                                                       ----------     ---------    ----------      ---------     --------
  End of period                                              938           804           915            798          683
                                                       ==========     =========    ==========      =========     ========

Percentage increase in comparable store revenues
   from prior period (1):                                  24.7%          7.5%          6.9%          10.8%         6.9%

Capital expenditures (in thousands)                     $  2,244      $  1,740     $  12,255       $ 10,089        5,742
Cost of net assets acquired (in thousands)              $  4,268      $  1,166     $  11,359       $  8,378        4,708

OPERATING DATA (CHECK CASHING AND MONEY ORDERS):

Face amount of checks cashed (in millions)              $    954      $    831     $   3,839       $  3,373        2,898
Face amount of money orders sold (in millions)          $    382      $    397     $   1,585       $  1,905        1,858
Face amount of money orders sold as a percentage
   of the face amount of checks cashed                     40.1%         47.8%         41.3%          56.5%        64.1%
Face amount of average check                            $    330      $    312     $     339       $    320          305
Average fee per check                                   $   7.30      $   7.06     $    7.92       $   7.47         7.26
Fees as a percentage of average check                      2.21%         2.26%         2.33%          2.33%        2.38%
Number of checks cashed (in thousands)                     2,891         2,654        11,317         10,556        9,496
Number of money orders sold (in thousands)                 2,907         3,112        12,339         14,495       14,146

COLLECTIONS DATA:

Face amount of returned checks (in thousands)           $  6,685      $  3,854     $  16,548       $  12,442       10,193
Collections (in thousands)                              $  4,626      $  2,259     $  10,788       $   7,423        6,301
                                                       ----------     ---------    ----------      ---------     --------
Net write-offs (in thousands)                           $  2,059      $  1,595     $   5,760       $   5,019        3,892
                                                       ==========     =========    ==========      =========     ========

Collections as a percentage of returned checks              69.2%         58.6%         65.2%          59.7%        61.8%
Net write-offs as a percentage of revenues                   5.1%          5.3%          4.1%           4.1%         3.9%
Net write-offs as a percentage of the face amount
    of checks cashed                                         .22%          .19%          .15%           .15%         .13%



(1) Calculated based on the changes in revenues of all stores open for both of three month periods and full years compared.


                     ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                    SUPPLEMENTAL STATISTICAL DATA, continued


                                                         THREE MONTHS ENDED                            YEAR ENDED
                                                           SEPTEMBER 30,                                JUNE 30,
                                                    -----------------------------    -----------------------------------------------
                                                       2000             1999             2000             1999               1998
                                                    ------------    -------------    -------------    --------------    -- ---------

OPERATING DATA (SMALL CONSUMER LOANS):
Volume (in thousands)                               $   80,988     $    31,739     $   137,015      $   105,765     $   69,182
Average advance                                     $      285     $       211     $       240      $       200     $      177
Average finance charge                              $    42.58     $     29.74     $     34.51      $     30.30     $    27.51
Number of loan transactions
   (new loans and refinances-in thousands)                 289             132             557              460            338

BALANCE SHEET DATA:  (IN THOUSANDS)

Gross loans receivable                              $   20,236     $     5,888     $    18,695      $     5,543     $    5,174
  Less:  Allowance for losses on loans
       Receivable                                        3,882                               -                -              -
                                                      ---------       ---------      ----------       ----------      ---------
Loans receivable, net of allowance                  $   16,354     $     5,888     $    18,695      $     5,543     $    5,174
                                                      =========       =========      ==========       ==========      =========

Allowance for losses on loans receivable:
  Beginning of period                               $        -     $         -     $         -      $         -     $        -
  Provision for loan losses                              4,670               -               -                -              -
  Net charge-offs                                        (788)               -               -                -              -
                                                      ---------       ---------      ----------       ----------      ---------
  End of period                                     $    3,882     $         -     $         -      $         -     $        -
                                                      =========       =========      ==========       ==========      =========

Allowance as a percent of gross loans
     receivable                                          19.2%                -                -                 -               -


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE ANALYSIS
---------------------------------------------------------------------------------------
                                          THREE MONTHS ENDED SEPTEMBER 30,
                              ---------------------------------------------------------
                                2000           1999           2000           1999
                              ----------   -------------    ---------    --------------
                                   (in thousands)            (percentage of revenue)


Check cashing fees               $20,891        $18,515      51.9%           60.6%
Loan fees and interest            10,896          3,923       27.1           12.8
Tax check fees                       216            218       0.5             0.7
Bill payment services              2,440          2,335       6.1             7.6
Money transfer services            2,273          1,969       5.6             6.4
Money order fees                   1,646          1,769       4.1             5.8
New customer fees                    555            529       1.4             1.7
Franchise revenues                   503            604       1.3             2.0
Other fees                           818            726       2.0             2.4
                             ------------   ------------   -----------    ------------
Total revenue                    $40,238        $30,588      100.0%         100.0%
                             ============   ============   ===========    ============

Average revenue per store          $43.3          $37.4

Total revenues increased $9.7 million, or 32%, to $40.2 million in the first quarter of fiscal 2001 from $30.6 million in the first quarter of the last fiscal year. This revenue growth resulted, in part, from a $7.0 million, or 25%, increase in comparable store revenues (780 stores). The balance of the increase came from stores which were opened or acquired after June 30, 1999, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 134, or 17%, from 804 stores open at September 30, 1999, to 938 stores open at September 30, 2000. The increase in loan fees and interest accounted for 72% of the total revenue increase, the increase in total check cashing fees accounted for 25% of the total revenue increase, and the increase in money transfer services accounted for 3% of the total revenue increase.

Loan fees and interest for the first quarter of fiscal 2001 reflect the Company's participation interests in Goleta National Bank loans, but for the first quarter of the last fiscal year, reflect the Company's "payday loans" to customers. Loan fees and interest increased $7.0 million, or 178%, from $3.9 million in the first quarter of the last fiscal year to $10.9 million in the first quarter of fiscal 2001 due to the increase in the number of stores offering the Company's loan products, which in turn is principally due to the offering of the Goleta National Bank loan product in 938 stores in the first quarter of fiscal 2001 compared to 324 stores offering of the Company's "payday loan" product in the first quarter of the last fiscal year. Check cashing fees, including tax check fees, increased $2.4 million, or 13%, from $18.7 million in the first quarter of the last fiscal year to $21.1 million in the first quarter of fiscal 2001. This increase resulted from a 9% increase in the total number of checks cashed and a 3% increase in the average fee per check, which is a result of the 5% increase in the average size check. The money transfer revenue increase of $0.3 million , or 15%, to $2.3 million in the first quarter of fiscal 2001 from $2.0 million in the first quarter of the last fiscal year is primarily due to the increased number of stores opened and operating in the current fiscal year.

STORE EXPENSE ANALYSIS
---------------------------------------------------------------------------------------------
                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                   ----------------------------------------------------------
                                      2000            1999           2000           1999
                                   ------------    -----------    -----------    ------------
                                         (in thousands)            (percentage of revenue)

Salaries and benefits                  $10,011         $8,524       24.9%           27.9%
Occupancy                                6,317          5,271        15.7           17.2
Armored and security                     1,722          1,411        4.3             4.6
Returns and cash shorts                  3,402          2,471        8.4             8.1
Loan losses and loss provisions          3,050          1,053        7.6             3.4
Depreciation                             1,570          1,313        3.9             4.3
Other                                    3,024          2,066        7.5             6.8
                                   ------------    -----------    -----------    ------------
Total store expense                    $29,096        $22,109       72.3%           72.3%
                                   ============    ===========    ===========    ============

Average per store expense                $31.7          $27.6

     Total store expenses increased $7.0 million, or 32%, to $29.1 million in the first quarter of fiscal 2001 from $22.1 million in the first quarter of the last fiscal year. Total store expenses as a percentage of revenues remained unchanged at 72.3% in the first quarter of fiscal 2001 compared to the first quarter of the last fiscal year. The total of salaries and benefits, occupancy costs, and armored and security expenses increased $2.8 million, or 19%, primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $0.9 million, or 38%, and increased as a percentage of revenues to 8.4% in the first quarter of fiscal 2001 from 8.1% in the first quarter of the fiscal year also primarily due to the increased number of stores in operation. Loan losses and loss provisions increased $2.0 million in the first quarter of fiscal 2001 from the first quarter of the last fiscal year. As of September 30, 2000, the Company established an allowance for loan losses to cover losses anticipated from the new loan product from Goleta National Bank, rather than only charging off actual losses as incurred, as the Company did in the first quarter of the last fiscal year. In the future, loan losses will be charged to this allowance, and the allowance will be reviewed for adequacy, and may be adjusted, on a quarterly basis. Other expenses increased $1.0 million, or 46%, to $3.0 million in the first quarter of fiscal 2001 from $2.1 million for the first quarter of the last fiscal year. This increase is due to the increased number of stores in operation and an increase in advertising expense related to the Goleta National Bank loan product.


OTHER EXPENSES ANALYSIS
------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------------------------
                                          2000           1999          2000            1999
                                       -----------    -----------    ----------    -------------
                                            (in thousands)            (percentage of revenue)

Region expenses                            $3,130         $2,373        7.8%           7.8%
Headquarters expenses                       2,320          1,849        5.8            6.0
Franchise expenses                            221            242        0.5            0.8
Other depreciation and amortization           975            917        2.4            3.0
Interest expense, net                       2,163          1,311        5.4            4.3
Other expenses                                 22             83        0.1            0.3


Region Expenses

Region expenses increased $0.8 million, or 32%, in the first quarter of fiscal 2001 over the first quarter of the last fiscal year. The increase in region expense was primarily a result of the increase in personnel (i.e., collections, customer service) to support the loan product from Goleta National Bank. Region expenses as a percentage of revenues, however, remained unchanged at 7.8% in the first quarter of fiscal 2001 compared to the first quarter of the last fiscal year.

Headquarters Expenses

Headquarters expenses increased $0.5 million, or 25.5%, in the first quarter of fiscal 2001 over the first quarter of the last fiscal year. Headquarters expenses as a percentage of revenues decreased to 5.8% for the first quarter of fiscal 2001 from 6.0% for the first quarter of the last fiscal year.

Franchise Expenses

Franchise expenses remained relatively unchanged for the first quarter of fiscal 2001 compared to the first quarter of the last fiscal year.

Other Depreciation and Amortization

Other depreciation and amortization remained relatively unchanged for the first quarter of fiscal 2001 compared to the first quarter of the last fiscal year.

Interest Expense

Interest expense, net of interest income, increased $0.9 million, or 65%, in the first quarter of fiscal 2001 compared to the first quarter of the last fiscal year. This increase was the result of an increase in borrowings used to finance store openings and acquisitions, and growth in the loan product offered at the Company's stores.

Other Expenses

Other expenses remained relatively unchanged for the first quarter of fiscal 2001 compared to the first quarter of the last fiscal year.

Income Taxes

A total of $0.9 million was provided for income taxes in the first quarter of fiscal 2001, up from $0.7 million in the first quarter of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions. The effective income tax rate was 40.0% for the first quarter of fiscal 2001, unchanged from the first quarter of the last fiscal year.

Cumulative Effect of Accounting Change

Effective July 1, 1999, the Company adopted the new accounting standard, AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," resulting in a cumulative effect on net income of $0.6 million net of an income tax benefit of $0.4 million.

BALANCE SHEET VARIATIONS

Cash and cash equivalents, the money order principal payable, and the revolving advances vary because of seasonal and day-to-day requirements resulting from maintaining cash for cashing checks and purchasing loan participations, receipts of cash from the sale of money orders and from participation interests in loans, and remittances for money orders sold. For the three months ended September 30, 2000, cash and cash equivalents increased $3.3 million compared to an increase of $6.5 million for the three months ended September 30, 1999.

Property and equipment increased by $0.7 million, and the excess purchase price over the fair value of net assets acquired increased $3.1 million, as a result of the 12 stores opened and the acquisition of 17 stores during the three months ended September 30, 2000, offset by related depreciation and amortization.

Accounts receivable, net, decreased $1.9 million, primarily due to increased collections of accounts receivable from MoneyGram Payment Systems, Inc. for commissions and bonuses related to the MoneyGram services.

Loans receivable, net, decreased $2.3 million as a result of the establishment of an allowance for loans receivable, offset by increased receipts from participation interests in Goleta National Bank loans.

Accounts payable and other liabilities decreased $2.8 million, due to the payment of fiscal year 2000 annual performance bonuses and the timing of the Goleta National Bank loan product remittances.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

During the three months ended September 30, 2000 and 1999, the Company had net cash provided by operating activities of $4.3 million and $0.6 million, respectively. The increase in cash flows from operating activities resulted from the receipt of new store bonuses from MoneyGram and a decrease in loans receivable for the first quarter of fiscal 2001 compared to the increase in loans receivable for the first quarter of the last fiscal year.

Cash Flows from Investing Activities

During the three months ended September 30, 2000 and 1999, the Company used $2.2 million and $1.7 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Capital expenditures related to acquisitions amounted to $4.3 million and $1.2 million, respectively, for the three months ended September 30, 2000 and 1999.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2000, was $5.5 million. The Company reduced its net borrowings under its revolving line-of-credit by $6.1 million from June 30, 2000 due to the timing of remittances on money order sales. The related borrowings from the money order supplier increased $5.1 million from June 30, 2000. The Company increased its term advance borrowings by $7.0 million since June 30, 2000 to fund store acquisitions. Acquisition-related notes payable to sellers decreased by $0.2 million during the three months ended September 30, 2000. The Company purchased $0.3 million of treasury stock. The net cash provided by financing activities for the three months ended September 30, 1999, was $8.9 million.

As of September 30, 2000, the Company was a party to a credit agreement with a syndicate of banks, led by Wells Fargo Bank Texas, National Association, that was entered into in July 1998. The credit facilities available to the Company under that credit agreement were a revolving line-of-credit facility of $130 million and a term-loan facility of $35 million. The revolving line-of-credit facility replaced the deferred money order remittances and revolving advance facility formerly used by the Company under the previous money order agreement, and the term-loan facility replaced the term advance facility under the previous money order agreement. Borrowings under the revolving line-of-credit facility were available for working capital and general corporate purposes, and borrowings under the term-loan facility were available for store construction and relocation and other capital expenditures, including acquisitions, and refinancing other debt. The Company had borrowed $88.9 million under its revolving facility and $25.5 million under its term-loan facility as of September 30, 2000.

As of September 30,2000, the Company's borrowings under the revolving line-of-credit facility bore interest at a variable annual rate equal to, at the Company's discretion, either the prime rate publicly announced by Wells Fargo Bank or the London InterBank Offered Rate (LIBOR) plus 0.75%. The Company's borrowings under the term-loan facility bore interest at a variable annual rate equal to, at the Company's discretion, either the prime rate publicly announced by Wells Fargo Bank plus 0.25% or LIBOR plus 1.75%. Interest was generally payable monthly, except on LIBOR-rate borrowings; interest on LIBOR-rate borrowings is payable every 30, 60, or 90 days, depending on the period selected by the Company. Under that credit agreement, the Company was obligated to pay a commitment fee equal to 0.2% of the unused portion of the revolving line-of-credit facility and 0.45% of the unused portion of the term-loan facility.

Because that credit agreement provided that the credit facilities were to expire in mid-December 2000, the Company entered into an amended and restated credit agreement with Wells Fargo Bank and other bank lenders on November 9, 2000, which became effective on that date. See "- Renewal and Amendment of Credit Facilities" below.

Stock Repurchase Program

In August 1999, the Company's Board of Directors authorized the repurchase from time to time of up to approximately $4 million of the Company's Common Stock in the open market or in negotiated transactions. In August 2000, the Company's Board of Directors authorized the repurchase from time to time of an additional $1 million of the Company's Common Stock. This stock repurchase program will remain in effect unless discontinued by the Board of Directors. As of September 30, 2000, the Company had repurchased 211,400 shares at an average price of $12.80 per share.

Renewal and Amendment of Credit Facilities

On November 9, 2000, the Company entered into an amended and restated credit agreement with a syndicate of banks led by Wells Fargo Bank Texas, National Association. Under this agreement, the Company's revolving credit facility under the preceding credit agreement was renewed until November 8, 2001, and increased from $130 million to $155 million. Also, the term-loan facility under the preceding credit agreement was restructured, increased and amended. The preceding term-loan facility permitted the Company to borrow (on a one-time, non-revolving basis) up to $35 million for approximately one year, and the amount borrowed and outstanding at the end of that period was to become a term-loan payable over the succeeding four years. The facility is now structured (and designated) as a reducing revolving facility which allows the Company to borrow (and repay and reborrow) amounts under this facility for three years, until November 9, 2003; and the maximum amount of credit available to the Company is $65 million, but is subject to reduction on October 1, 2001, and quarterly thereafter. In addition, one of the annual interest rates that the Company may choose to apply to outstanding amounts under the reducing revolving facility, the LIBOR-based rate, is higher than the corresponding rate applied to the preceding term-loan facility. The LIBOR-based rate for the term-loan facility was LIBOR plus 1.75%; the LIBOR-based rate for the reducing revolving facility is LIBOR plus 2.375%, but is subject to adjustment quarterly, beginning March 31, 2001, within a range of 2.125% to 2.625% above LIBOR, depending on the Company's debt-to-cash flow ratio. The alternative variable annual rate that the Company may choose is the same for the reducing revolving facility as it was for the term-loan facility; it is an annual rate equal to the prime rate publicly announced by Wells Fargo Bank from time to time plus 0.25%. The commitment fees payable to the lenders for making the facilities available were also amended in the new credit agreement, with the fee for the reducing revolving facility varying in accordance with the Company's debt-to-cash flow ratio after March 31, 2001. In all other material respects, including the annual rate of interest charged on amounts outstanding under the revolving credit facility, the terms of the new credit agreement do not differ from the terms of the preceding credit agreement.

Significant Acquisition

On November 10, 2000, the Company entered into an asset purchase agreement and ancillary documents to acquire the assets of a total of 107 check-cashing and retail financial services locations from five privately held companies. The total purchase price for the assets of all of the locations is approximately $30 million. In accordance with the purchase agreement, the Company deposited the total purchase price into escrow for release to the sellers as the Company exercises ownership and operating control of the assets at the locations. The Company's operating control of the assets at each location requires installation of the Company's equipment and proprietary point-of-sale system. The Company anticipates that the acquisition of all of the assets at the remaining locations will be consummated by December 31, 2000. Sixty of the locations are in California; 41 of the locations are in Texas; and six of the locations are in Oklahoma. The Company borrowed the purchase price for these assets from the bank lenders under the amended and restated credit agreement described above under "- Renewal and Amendment of Credit Facilities."

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

To reduce its risk of greater interest expense upon a rise in the prime rate or LIBOR, the Company has entered into three interest-rate swap agreements with Bank of America and one interest-rate swap agreement with Wells Fargo Bank. Those agreements effectively convert a portion of the Company's floating-rate interest obligations to fixed-rate interest obligations, as described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The fair value of the Company's existing interest-rate swaps are $19,000 as of September 30, 2000.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The court-approved settlement agreement in the lawsuit filed against the Company in Arkansas, Mike Kenney and Angie Gwatney v. Ace Cash Express, Inc., became final and effective on October 5, 2000.

In the lawsuit filed against the Company in Indiana, Eva J. Rowings v. Ace Cash Express, Inc., the United States District Court for the Southern District of Indiana requested the Indiana Supreme Court to decide a state-law question that is common to, and may ultimately affect the scope of, this lawsuit and numerous other "payday loan" lawsuits pending in the federal court. The Indiana Supreme Court has agreed to decide that question (which no Indiana court has yet addressed), and activity in this lawsuit has been suspended until that question is decided. The Company expects the decision to be rendered in January 2001.

In response to the court's dismissal of the defective complaint in the lawsuit filed against the Company in a Florida state Circuit Court in Orange County, Florida, Wendy Betts, John Cardegna and Gary M. Kane v. Ace Cash Express, Inc., et al., the plaintiffs filed an amended complaint which substituted one of the named plaintiffs and purported to cure the defects in the previous complaint. The principal substantive claims and requests for relief in this lawsuit, now called Wendy Betts, John Cardegna and Donna Reuter v. Ace Cash Express, Inc., et. al., have not been changed. The Company has filed a motion to dismiss the amended complaint, and that motion is pending before the court.

In the consolidated lawsuit filed against the Company in the United States District Court for the Middle District of Florida, Eugene R. Clement v. Ace Cash Express, Inc. and Neil Gillespie v. Ace Cash Express, Inc., the plaintiffs have filed a motion for certification of a class of plaintiffs, and the Company has filed a motion to dismiss the complaint and a motion opposing the class certification. All of those motions are pending before the court.

In the lawsuit filed against the Company in the United States District Court for the Eastern District of Louisiana, Shirley Porter and Joyce Davis v. Ace Cash Express, Inc., on October 27, 2000, the court granted the Company's motions for judgment on the pleadings and to dismiss and thereby dismissed all of the plaintiffs' claims with prejudice.

In the lawsuit filed against the Company in an Alabama state Circuit Court in Morgan County, Alabama, Edna Jordan v. Ace Cash Express, Inc., the court has denied all pending motions, including the Company's motion for summary judgment, and has ordered limited discovery regarding the Company's relationship with its franchisee in Alabama. When this limited discovery has been completed, the Company will be entitled to renew its motion for summary judgment.

There has been no significant activity involving the Company regarding the payday-lending investigation by the Attorney General of the State of Florida, as described under "Legal Proceedings" in the Company's Form 10-K for its fiscal year ended June 30, 2000.

On November 8, 2000, the Company was served with a lawsuit regarding loans by Goleta National Bank offered and made in Florida, Jennafer Long v. Ace Cash Express, Inc., which was filed in a Florida state Circuit Court in Clay County, Florida. The plaintiff, for herself and others similarly situated, alleges that the short-term loans offered at the Company's stores in Florida are being made by the Company rather than Goleta National Bank and, therefore, that the offering of those loans constitutes or involves misrepresentations and deceptive practices, in violation of Florida law, and the loans violate Florida usury laws. The plaintiff seeks an unspecified amount of damages, including an amount equal to all interest charged on the loans made in Florida, attorneys' fees, and court costs. Because this lawsuit purports to be a class action, the amount of damages for which the Company might be responsible is necessarily uncertain. That amount would depend upon proof of the allegations and on the number of borrowers who constitute the class of plaintiffs (if permitted by the court). The Company believes that this lawsuit is without merit. The Company denies all of the plaintiff's material allegations in this lawsuit and intends to vigorously defend this lawsuit.

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


                                        ACE CASH EXPRESS, INC.
November 14, 2000                       By:    /s/  DEBRA A. BRADFORD
                                             ------------------------
                                         Debra A. Bradford
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Duly authorized officer and principal
                                         financial and chief accounting officer)