Form 10-Q
period 2000-12-31
ACE CASH EXPRESS INC/TX
filed 2001-02-09
CIK 849116

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2000

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

Yes    X        No _____
    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



  Class                                 Outstanding as of February 5, 2001
  -----                                 -----------------------------------
Common Stock                                    10,031,621 shares



                             ACE CASH EXPRESS, INC.


PART I.         FINANCIAL INFORMATION                                   Page No.

Item 1.   Interim Consolidated Financial Statements:

          Consolidated Balance Sheets as of
          December 31, 2000, and June 30, 2000                            3

          Interim Unaudited Consolidated Statements of Earnings for the
          Three and Six Months Ended December 31, 2000 and 1999           4

          Interim Unaudited Consolidated Statements of Cash Flows
          for the Six Months Ended December 31, 2000 and 1999             5

          Notes to Interim Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      18


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               18

Item 2.   Changes in Securities                                           19

Item 3.   Defaults Upon Senior Securities                                 19

Item 4.   Submission of Matters to a Vote of Security Holders             19

Item 5.   Other Information                                               20

Item 6.   Exhibits and Reports on Form 8-K                                20


PART I. FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                              ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except share and per share amounts)

                                                                             DECEMBER 31,       JUNE 30,
                                                                                 2000            2000
                                                                             ------------    ------------
                                                                             (unaudited)
ASSETS
Current Assets
    Cash and cash equivalents                                                $  141,588      $  105,577
    Accounts receivable, net                                                      3,814           5,985
    Loans receivable, net                                                        20,130          18,695
    Prepaid expenses and other current assets                                     2,295           2,069
    Inventories                                                                   1,064           1,418
                                                                             -----------     -----------
Total Current Assets                                                            168,891         133,744
                                                                             -----------     -----------

Noncurrent Assets
    Property and equipment, net                                                  39,897          36,915
    Covenants not to compete, net                                                 2,361           1,429
    Excess of purchase price over fair value of assets acquired, net             79,783          45,929
    Other assets                                                                  3,652           3,406
                                                                             -----------     -----------
Total Assets                                                                 $  294,584      $  221,423
                                                                             ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Revolving advances                                                       $  113,300      $   95,000
    Accounts payable, accrued liabilities, and other current liabilities         25,827          21,242
    Money order principal payable                                                17,048          10,487
    Current portion of senior secured notes payable                               4,135           4,180
    Reducing revolving line-of-credit/term advances                               1,875           3,469
    Notes payable                                                                 1,059             898
                                                                             -----------     -----------
Total Current Liabilities                                                       163,244         135,276
                                                                             -----------     -----------

Noncurrent Liabilities
    Long-term portion of senior secured notes payable                             8,000          12,000
    Long-term reducing revolving line-of-credit/term advances                    60,625          15,031
    Long-term notes payable                                                         843             438
    Other liabilities                                                             3,984           3,519
                                                                             -----------     ----------
Total Liabilities                                                               236,696         166,264
                                                                             -----------     ----------

Commitments and Contingencies

Shareholders' Equity
  Preferred stock, $1 par value, 1,000,000 shares authorized, none
    issued and outstanding                                                            -                -
 Common stock, $.01 par value, 20,000,000 shares authorized,
    10,028,246 and 9,984,563 shares issued and outstanding, respectively            100              100
  Additional paid-in capital                                                     23,083           22,715
  Retained earnings                                                              38,128           34,745
  Accumulated other comprehensive (loss)                                          (716)                -
  Treasury stock, at cost, 211,400 and 181,400 shares, respectively             (2,707)          (2,401)
                                                                             -----------     ------------
Total Shareholders' Equity                                                       57,888           55,159
                                                                             -----------     ------------
Total Liabilities and Shareholders' Equity                                   $   294,584     $   221,423
                                                                             ===========     ============

                                See notes to the interim consolidated  financial statements.

                     ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                INTERIM UNAUDITED
                       CONSOLIDATED STATEMENTS OF EARNINGS
               (in thousands, except share and per share amounts)


                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               DECEMBER 3                   DECEMBER 31,
                                                     ---------------------------   --------------------------

                                                          2000         1999         2000             1999
                                                     ------------   ----------    ----------     -----------

 Revenues                                            $   45,100     $  32,284     $   85,338     $   62,872

 Store expenses:
   Salaries and benefits                                 12,690         8,829         22,701         17,352
   Occupancy                                              6,249         5,089         12,566         10,360
   Depreciation                                           1,668         1,205          3,238          2,518
   Other                                                 11,088         7,445         22,286         14,447
                                                     -----------    ----------    -----------    -----------
 Total store expenses                                    31,695        22,568         60,791         44,677
                                                     -----------    ----------    -----------    -----------
 Store gross margin                                      13,405         9,716         24,547         18,195
 Region expenses                                          3,335         2,631          6,465          5,004
 Headquarters expenses                                    2,443         1,808          4,763          3,657
 Franchise expenses                                         273           270            494            511
 Other depreciation and amortization                      1,214           887          2,189          1,804
 Interest expense, net                                    2,956         1,519          5,119          2,830
 Other (income) expenses                                  (144)           263          (122)            346
                                                     -----------    ----------    -----------    -----------
 Income before income taxes and cumulative effect
   of accounting change                                   3,328         2,338          5,639          4,043
 Income taxes                                             1,331           935          2,256          1,617
                                                     -----------    ----------    -----------    -----------
 Income before cumulative effect of accounting
   Change                                                 1,997         1,403          3,383          2,426
 Cumulative effect of accounting change, net of
    income tax benefit of $402                                -             -              -          (603)
                                                     -----------    ----------    -----------    -----------
 Net income                                          $    1,997     $   1,403     $    3,383     $    1,823
                                                     ===========    ==========    ===========    ===========

 Basic earnings per share:
   Before cumulative effect of accounting change     $     0.20     $    0.14     $     0.34     $     0.24
   Cumulative effect of accounting change                     -             -              -          (.06)
                                                     -----------    ----------    -----------    -----------
   Basic earnings per share                          $     0.20     $    0.14     $     0.34     $     0.18
                                                     ===========    ==========    ===========    ===========

   Weighted average number of common shares
      outstanding - basic EPS                             9,993        10,060          9,990         10,060
                                                     ===========    ==========    ===========    ===========

 Diluted earnings per share:
    Before cumulative effect of accounting change    $     0.20     $     0.14    $     0.33     $     0.24
    Cumulative effect of accounting change                    -              -             -          (.06)
                                                     -----------    -----------   -----------    -----------
    Diluted earnings per share                       $     0.20     $     0.14    $     0.33     $     0.18
                                                     ===========    ===========   ===========    ===========

    Weighted average number of common and
       dilutive shares outstanding - diluted EPS         10,146         10,367        10,120          10,343
                                                     ============   ===========   ===========    ===========


           See notes to the interim consolidated financial statements.



                     ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                                INTERIM UNAUDITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                               SIX MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                   -------------------------------------
                                                                        2000                 1999
                                                                   ----------------     ----------------

 Cash flows from operating activities:
 Net income                                                               $3,383               $1,823
    Adjustments to reconcile net income to net cash provided
       by operating activities:
    Depreciation and amortization                                          5,427                4,322
    Cumulative effect of accounting change                                     -                1,004
    Deferred revenue                                                     (2,382)              (1,300)
    Changes in assets and liabilities:
      Accounts receivable, net                                             2,171                (361)
      Loans receivable, net                                              (1,435)                (934)
      Prepaid expenses and other current assets                            (102)                  302
      Inventories                                                            354                   54
      Other assets                                                          (35)                (730)
      Accounts payable and other liabilities                               6,592              (2,549)
                                                                   --------------     ----------------
        Net cash provided by operating activities                         13,973                1,631

 Cash flows from investing activities:
    Purchases of property and equipment, net                             (5,334)              (4,825)
    Cost of  net assets acquired                                        (38,074)              (1,095)
                                                                   --------------     ----------------
        Net cash used by investing activities                           (43,408)              (5,920)

 Cash flows from financing activities:
    Net increase in money order principal payable                          6,561                1,269
    Net borrowings from revolving line-of-credit                          18,300               45,000
    Reducing revolving line-of-credit/term advances from
       syndicate of banks                                                 44,000                    -
    Net borrowings (repayments) of acquisition-related notes
        payable                                                              566                (120)
    Net repayments of long-term notes payable                            (4,044)              (4,046)
    Proceeds from stock options exercised                                    369                  414
    Purchase of treasury stock                                             (306)                (797)
                                                                   --------------     ----------------
       Net cash provided by financing activities                          65,446               41,720
                                                                   --------------     ----------------
 Net increase in cash and cash equivalents                                36,011               37,430
 Cash and cash equivalents, beginning of period                          105,577               59,414
                                                                   -------------      ----------------
 Cash and cash equivalents, end of period                               $141,588              $96,844
                                                                   ==============     ================

 Supplemental disclosures of cash flows information:
    Interest paid                                                         $4,985               $3,222
    Income taxes paid                                                        369                  727



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

                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             DECEMBER 31,                    DECEMBER 31,
                                                      ----------------------------    ----------------------------
                                                         2000             1999           2000             1999
                                                      ------------     -----------    ------------     -----------
                                                                            (in thousands)

Net income (numerator)                                     $1,997          $1,403          $3,383          $1,823
                                                      ============     ===========    ============     ===========

Reconciliation of denominator:
  Weighted average number of common shares
     outstanding - basic EPS                                9,993          10,060           9,990          10,060
  Effect of dilutive stock options                            153             307             130             283
                                                      ------------     -----------    ------------     -----------
  Weighted average number of common and
    dilutive shares outstanding - diluted EPS              10,146          10,367          10,120          10,343
                                                     ============     ===========    ============     ===========

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

         As required, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" in the first quarter ended September 30, 2000. This standard requires the Company to record the fair value of its interest-rate swaps as an asset or liability in the consolidated balance sheet. Changes in the fair value of the interest-rate swaps are reported as a component of shareholders' equity in the consolidated balance sheet. The fair value of the Company's existing interest-rate swaps is ($716,000) as of December 31, 2000.

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

     To reduce its risk of greater interest expense upon a rise in the prime rate or LIBOR, the Company has entered into three interest-rate swap agreements with Bank of America and one interest-rate swap agreement with Wells Fargo Bank. Those agreements effectively converted a portion of the Company's floating-rate interest obligations to fixed-rate interest obligations. With respect to the revolving line-of-credit facility, the first notional amount is $33 million for a two-year period that began January 4, 1999, the second notional amount is $10 million for a sixteen-month period that began September 3, 1999, and the third notional amount is an average of $62 million from November 1, 2000 to January 1, 2002. With respect to the existing reducing revolving facility (which succeeded a term-loan facility), the notional amount was $9.0 million until October 2, 2000, and $8.5 million thereafter through December 31, 2000. The notional amounts were determined based on the Company's minimum projected borrowings during calendar years 1999, 2000 and 2001. The fixed rate applicable to the notional amount of $33 million under the revolving line-of-credit facility was 5.14% for calendar year 1999 and was 5.23% for calendar year 2000. The fixed rate applicable to the notional amount of $10 million under the revolving line-of-credit facility was 6.00% for calendar year 1999 and for calendar year 2000. The fixed rate applicable to the average notional amount of $62 million under the revolving line-of-credit facility is 6.945% for the entire 14-month period. The fixed rate applicable to the notional amount under the reducing revolving (and former term-loan) facility was 6.23% for calendar year 1999 and 6.38% for calendar year 2000. As of December 31, 2000, the fair value of the interest rate swaps under the revolving line-of-credit facility is $64,000 (notional amount of $33 million), $13,000 (notional amount of $10 million), and ($840,000) (average notional amount of $62 million). As of December 31, 2000, the fair value of the interest rate swap under the reducing revolving facility is $47,000 (notional amount $8.5 million).

     The associated underlying debt has exceeded the respective notional amounts for each swap throughout their existence and it is anticipated that it will continue to do so. These swaps are based on the same index as, and repricing on a consistent basis with, their respective underlying debt.

3. ACCUMULATED OTHER COMPREHENSIVE INCOME

     As required, on July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" resulting in a $648,000 credit to accumulated other comprehensive income for the cumulative effect of accounting change. During the six months ended December 31, 2000, there were no gains or losses recognized in earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness. However, the fair value of the interest rate swaps has decreased by $1,364,000 for the six months ended December 31, 2000 which has been recorded to accumulated other comprehensive income (loss).

           Other comprehensive income (loss) balances related to the interest rate swaps are as follows:

                                                                  OTHER COMPREHENSIVE              CHANGE IN
                                                                 INCOME (LOSS) AS OF:              ACCUMULATED
                                                                 ---------------------                OTHER
                                                               JULY 1,        DECEMBER 31,        COMPREHENSIVE
          LOAN FACILITY             NOTIONAL AMOUNT             2000              2000            INCOME (LOSS)
          -------------             ---------------          ----------       -----------         -------------
  Revolving line-of-credit            $33 million              $452,000          $ 64,000          $ (388,000)
  Revolving line-of-credit            $10 million                92,000            13,000             (79,000)
  Revolving line-of-credit       $62 million (average)         (35,000)         (840,000)            (805,000)
  Reducing revolving line-
     of-credit/term-loan             $8.5 million               139,000            47,000             (92,000)
                                                            -------------   ---------------      --------------
    Total                                                      $648,000        $(716,000)         $(1,364,000)
                                                            ==============  ================     ==============

4. SIGNIFICANT ACQUISITION

         On November 10, 2000, the Company entered into an asset purchase agreement and ancillary documents to acquire the assets of a total of 107 check-cashing and retail financial services locations from a group of five privately held companies that are majority owned by Morris Silverman and Jeffrey
D. Silverman and managed by MS Management Company, based in Chicago, Illinois. The locations were operated by the sellers under the trade names "USA Checks Cashed" and "Gold Star Check Cashing" in California, Texas, and Oklahoma.

         The total purchase price for the assets of all of the locations was $29.72 million in cash. Approximately $28.86 million of the total purchase price was payable to the sellers as the Company exercised ownership and operating control of the assets at the locations. Approximately $0.86 million of the total purchase price is payable to the sellers in equal monthly installments over a 36-month period. The monthly installments are payments contingent upon revenues from food-stamp distribution contracts at certain of the locations. In accordance with the purchase agreement, the Company deposited the total purchase price into escrow for release to the sellers as the Company exercised ownership and operating control of the assets at the locations and as the monthly revenue-related payments are required. The total purchase price is subject to reduction if, under circumstances not caused or controlled by the Company, the Company cannot exercise ownership and operating control of the assets at a location, the Company ceases to receive revenues from food-stamp distribution contracts at certain of the locations during the 36-month period, or any of certain locations within third-party grocery stores cease operations without an acceptable replacement location during a 36-month period. Such a reduction would be effected by release of the appropriate amount of the escrowed funds to the Company or by the sellers' payment of the appropriate amount to the Company.

         This acquisition was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the date that each store location was activated with the
Company's proprietary point-of-sale system. Between November 11, 2000 and December 8, 2000, 105 of the 107 stores were phased into the Company's network. The purchase price of the acquisition was allocated to assets acquired, including intangible assets and liabilities assumed, based on the estimated fair values at the acquisition date. Goodwill is being amortized using the straight-line method over a period of 30 years.

      The following presents the unaudited pro forma results of operations of the Company for the three and six months ended December 31, 2000 and 1999 as if the acquisition had been consummated at the beginning of each of the periods presented. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                     DECEMBER 31,                         DECEMBER 31,
                                             ------------------------------     ------------------------------
                                                 2000            1999                2000            1999
                                             --------------  --------------      --------------  -------------
                                                      (dollars in thousands, except per share data)

 Revenues                                        $47,978         $36,779             $92,463        $71,530
 Income before cumulative effect of
     accounting  change                            2,216           1,649               3,650          2,719
 Net income                                        2,216           1,649               3,650          2,116

 Basic earnings per share                           0.22            0.16                0.37           0.21
 Diluted earnings per share                         0.22            0.16                0.36           0.20


                     ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                          SUPPLEMENTAL STATISTICAL DATA

                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                DECEMBER 31,                   DECEMBER 31,                 YEAR ENDED JUNE 30,
                                         ---------------------------   ------------------------     --------------------------------
                                            2000         1999           2000           1999           2000         1999         1998
                                          -------       ------         -------        -------       ---------     ---------    -----

COMPANY OPERATING AND STATISTICAL DATA:

Company-owned stores in operation:
  Beginning of period                         938          804            915             798            798         683         617
  Acquired                                    112            1            129               3             36          35          15
  Opened                                        9           20             21              31             99          99          62
  Closed                                      (4)          (8)           (10)            (15)           (18)        (19)        (11)
                                          --------      -------        -------        --------     ----------    --------    -------
  End of period                             1,055          817          1,055             817            915         798         683
                                          ========      =======        =======        ========     ==========    ========    =======

Percentage increase in comparable
  store revenues from prior period  (1)     20.2%         7.4%          22.4%            7.4%           6.9%       10.8%        6.9%

Capital expenditures (in thousands)      $  3,399     $  3,077      $   5,334      $    4,825     $   12,255   $  10,089  $    5,742
Cost of net assets acquired (in
  thousands)                             $ 32,928     $     45      $  38,074      $    1,095     $   11,359   $   8,378  $    4,708

OPERATING DATA (CHECK CASHING AND
MONEY ORDERS):
Face amount of checks cashed (in
   millions)                             $  1,027     $    909      $   1,981      $    1,746     $    3,839   $   3,373  $    2,898
Face amount of money orders sold (in
  millions)                              $    404     $    387      $     786      $      783     $    1,585  $    1,905  $    1,858
Face amount of money orders sold as
  a percentage of the face amount of
  checks cashed                             39.3%        42.5%          39.7%           44.8%          41.3%       56.5%       64.1%
Face amount of average check             $    326     $    315      $     328      $      314     $      339   $     320  $      305
Average fee per check                    $   7.27     $   7.02      $    7.28      $     7.00     $     7.92   $    7.47  $     7.26
Fees as a percentage of average check       2.23%        2.23%          2.22%           2.24%          2.33%       2.33%       2.38%
Number of checks cashed (in
  thousands)                                3,150        2,886          6,041           5,551         11,317      10,556       9,496
Number of money orders sold (in
  thousands)                                3,071        3,034          5,978           6,146         12,339      14,495      14,146

COLLECTIONS DATA:
Face amount of returned checks (in
  thousands)                             $  6,804     $  4,207      $  13,489      $    8,061     $   16,548   $  12,442  $   10,193
Collections (in thousands)                  4,483        2,541          9,110           4,801         10,788       7,423       6,301
                                          --------      -------        -------        --------     ----------    --------    -------
Net write-offs (in thousands)            $  2,321     $  1,666      $   4,379      $    3,260     $    5,760   $   5,019  $    3,892
                                          ========      =======        =======        ========     ==========    ========    =======

Collections as a percentage of
  returned checks                           65.9%        60.4%          67.5%           59.6%          65.2%       59.7%       61.8%
Net write-offs as a percentage of
  revenues                                   5.1%         5.3%           5.1%            5.3%           4.1%        4.1%        3.9%
Net write-offs as a percentage of the
  face amount of checks cashed               .23%         .18%           .22%            .19%           .15%        .15%        .13%

(1) Calculated based on the change in revenues of all stores open for both the full year and the interim periods compared.

                    ACE CASH EXPRESS, INC. AND SUBSIDIARIES
                    SUPPLEMENTAL STATISTICAL DATA, continued

                                       Three Months Ended             Six Months Ended
                                          December 31,                  December 31,                   Year Ended June 30,
                                  --------------------------   ---------------------------     -------------------------------------
                                      2000          1999          2000             1999           2000          1999          1998
                                  ----------    ----------     ----------      ----------      ----------    ----------    ---------
OPERATING DATA (SMALL CONSUMER
LOANS):

Volume - new loans and
refinances (in thousands)         $  96,943     $   30,196      $  178,821     $  61,963      $  137,015  $  105,765  $   69,182
Average advance                   $     266     $      217      $      272     $     214      $      240  $      200  $      177
Average finance charge            $   39.71     $    33.53      $    40.66     $   31.62      $    34.51  $    30.30  $    27.51
Number of loan transactions -
  new loans and refinances (in
   thousands)                           365            121             657           253             557         460         338

BALANCE SHEET DATA (IN
  THOUSANDS):

Gross loans receivable            $  25,601     $    6,446      $   25,601     $   6,446      $   18,695  $    5,543  $    5,174
  Less:  Allowance for losses
     on loans receivable              5,471              -           5,471             -               -           -           -
                                    --------      ---------       ---------      --------       ---------   ---------    --------
Loans receivable, net of                        $
  Allowance                       $  20,130          6,446      $   20,130     $   6,446      $   18,695  $    5,543  $    5,174
                                    ========      =========       =========      ========       =========   =========    ========

Allowance for losses on
loans
  Receivable:
  Beginning of period             $   3,882     $        -      $        -     $       -      $        -  $        -  $        -
  Provision for loan losses           2,496              -           7,166             -               -           -           -
  Net charge-offs                     (907)              -         (1,695)             -               -           -           -
                                    --------      ---------       ---------      --------       ---------   ---------    --------
  End of period                   $   5,471     $        -      $    5,471     $       -      $        -  $        -  $        -
                                    ========      =========       =========      ========       =========   =========    ========

Allowance as a percent of
  gross loans receivable              21.4%              -            21.4%             -               -         -            -


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 Revenue Analysis
 -----------------------------------------------------------------------------------------------------------------------------------
                                        THREE MONTHS ENDED DECEMBER 31,                     SIX MONTHS ENDED DECEMBER 31,
                                -------------------------------------------------  -------------------------------------------------
                                   2000        1999        2000         1999          2000         1999         2000        1999
                                -----------  ----------  ----------  ------------  -----------  -----------  -----------  ----------
                                     (in thousands)      (percentage of revenue)      (in thousands)        (percentage of revenue)
                                -----------------------  ------------------------  ------------------------  -----------------------

 Check cashing fees                $22,801     $20,215      50.6%        62.6%        $43,692      $38,730      51.2%        61.6%
 Loan fees and interest             12,931       4,042      28.7         12.5          23,827        7,965      27.9         12.7
 Tax check fees                         99          90       0.2          0.3             315          309       0.4          0.5
 Bill payment services               2,410       2,388       5.3          7.4           4,850        4,722       5.7          7.5
 Money transfer services             2,736       1,951       6.1          6.0           5,009        3,920       5.9          6.2
 Money order fees                    1,719       1,739       3.8          5.4           3,365        3,508       3.9          5.6
 New customer fees                     652         541       1.4          1.7           1,207        1,070       1.4          1.7
 Franchise revenues                    666         649       1.5          2.0           1,169        1,252       1.4          2.0
 Other fees                          1,086                   2.4          2.1           1,904                    2.2          2.2
                                                   669                                               1,396
                                -----------  ----------  ----------  ------------  -----------  -----------  -----------  ----------
 Total revenue                     $45,100     $32,284    100.0%        100.0%        $85,338      $62,872     100.0%       100.0%
                                ===========  ==========  ==========  ============  ===========  ===========  ===========  ==========
Average revenue per store
  (excluding franchise
     revenues)                       $44.6      $ 39.0                                  $85.5        $76.3

                               QUARTER COMPARISON

Total revenues increased $12.8 million, or 40%, to $45.1 million in the second quarter of fiscal 2001 from $32.3 million in the second quarter of the last fiscal year. This revenue growth resulted, in part, from a $6.1 million, or 20%, increase in comparable store revenues (775 stores). The balance of the increase came from stores which were opened or acquired after June 30, 1999, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 238, or 29%, from 817 stores opened at December 31, 1999, to 1,055 stores opened at December 31, 2000. The increase in loan fees and interest accounted for 69% of the total revenue increase; the increase in total check cashing fees accounted for 20% of the total revenue increase; the increase in money transfer services accounted for 6% of the total revenue increase; and the increase in other fees accounted for 3% of the total revenue increase.

Loan fees and interest for the second quarter of fiscal 2001 reflect the Company's participation interests in Goleta National Bank loans, but for the second quarter of the last fiscal year, reflect the Company's so-called "payday loans" to customers. Loan fees and interest increased $8.9 million, or 220%, from $4.0 million in the second quarter of the last fiscal year to $12.9 million in the second quarter of fiscal 2001 due to the increase in the number of stores offering the Company's loan products, which in turn is principally due to the offering of the Goleta National Bank loan product in 992 stores in the second quarter of fiscal 2001 compared to 339 stores offering the Company's payday loan product in the second quarter of the last fiscal year. Check cashing fees, including tax check fees, increased $2.6 million, or 13%, from $20.3 million in the second quarter of the last fiscal year to $22.9 million in the second quarter of fiscal 2001. This increase resulted from a 9% increase in the total number of checks cashed and a 4% increase in the average fee per check, which is a result of the 4% increase in the average size check. The money transfer revenue increase of $0.8 million, or 40%, to $2.7 million in the second quarter of fiscal 2001 from $2.0 million in the first quarter of the last fiscal year is primarily due to the increased number of stores opened and operating in the current fiscal year. Other fees increased $0.4 million, or 62%, from $0.7 million in the second quarter of the last fiscal year to $1.1 million in the second quarter of fiscal 2001 due to the increase in the number of stores in operation.

                              SIX MONTH COMPARISON

Total revenues increased $22.5 million, or 36%, to $85.3 million in the first six months of fiscal 2001 from $62.9 million in the first six months of the last fiscal year. This revenue growth resulted, in part, from a $13.1 million, or 22.4%, increase in comparable store revenues (775 stores). The balance of the increase came from stores which were opened or acquired after June 30, 1999, and were therefore not open for both of the full periods compared. The increase in loan fees and interest accounted for 71% of the total revenue increase; the increase in total check cashing fees accounted for 22% of the total revenue increase; the increase in money transfer services accounted for 5% of the total revenue increase; and the increase in other fees accounted for 2% of the total revenue increase.

Loan fees and interest for the first half of fiscal 2001 reflect the Company's participation interests in Goleta National Bank loans, but for the first half of the last fiscal year, reflect the Company's so-called "payday loans" to customers. Loan fees and interest increased $15.9 million, or 199%, from $8.0 million in the first half of the last fiscal year to $23.8 million in the first half of fiscal 2001 due to the increase in the number of stores offering the Company's loan products, which in turn is principally due to the offering of the Goleta National Bank loan product in 992 stores in the first half of fiscal 2001 compared to 339 stores offering the Company's payday loan product in the first half of the last fiscal year. Check cashing fees, including tax check fees, increased $5.0 million, or 13%, from $39.0 million in the first half of the last fiscal year to $44.0 million in the first half of fiscal 2001. This increase resulted from a 9% increase in the total number of checks cashed and a 4% increase in the average fee per check, which is a result of the 4% increase in the average size check. The money transfer revenue increase of $1.1 million, or 28%, to $5.0 million in the first half of fiscal 2001 from $3.9 million in the first half of the last fiscal year is primarily due to the increased number of stores opened and operating in the current fiscal year. Other fees increased $0.5 million, or 36%, from $1.4 million for the first half of fiscal 2000 to $1.9 million for the first half of fiscal 2001 due to the increase in the number of stores in operation.

 STORE EXPENSE ANALYSIS
 ------------------------------------------------------------------------------------------------------------------------------
                                    THREE MONTHS ENDED DECEMBER 31,                    SIX MONTHS ENDED DECEMBER 31,
                             -----------------------------------------------  -------------------------------------------------
                                2000         1999        2000        1999        2000          1999        2000        1999
                             -----------  -----------  ----------  ---------  -----------   -----------  ----------  ----------
                                                          (percentage of                                    (percentage of
                                 (in thousands)              revenue)              (in thousands)              revenue)
                             ------------------------  ---------------------  -------------------------  ----------------------

 Salaries and benefits          $12,690      $ 8,828      28.1%      27.4%       $22,701       $17,352      26.6%       27.6%
 Occupancy                        6,249        5,089      13.9       15.8         12,566        10,360      14.7        16.5
 Armored and security             1,792        1,402       4.0        4.3          3,514         2,813       4.1         4.5
 Returns and cash shorts          2,939        2,365       6.5        7.3          6,341         4,836       7.4         7.7
 Loan losses/loss
    provision                     2,496          970      5.5         3.0          5,546         2,023       6.5         3.2
 Depreciation                     1,668        1,205       3.7        3.7          3,238         2,518       3.8         4.0
 Other                            3,861        2,710       8.6        8.4          6,885         4,776       8.1         7.6
                             -----------  -----------  ----------  ---------  -----------   -----------  ----------  ----------
 Total store expenses           $31,695      $22,568      70.3%      69.9%       $60,791       $44,677      71.2%       71.1%
                             ===========  ===========  ==========  =========  ===========   ===========  ==========  ==========

 Average per store
    expense                       $31.8        $27.8                               $61.7         $55.3

                               QUARTER COMPARISON

Total store expenses increased $9.1 million, or 40%, to $31.7 million in the second quarter of fiscal 2001 from $22.6 million in the second quarter of the last fiscal year. Total store expenses increased slightly as a percentage of revenues, increasing to 70.3% in the second quarter of fiscal 2001 from 69.9% in the second quarter of the last fiscal year. Salaries and benefits expenses, occupancy costs, and armored and security expenses, totaling $20.7 million in the second quarter of fiscal 2001, increased $5.4 million, or 35%, from $15.3 million in the second quarter of the last fiscal year primarily as a result of the increased number of stores in operation. Returned checks, net of collections and cash shortages increased $0.6 million, or 25%, in the second quarter of fiscal 2001, compared to the second quarter of the last fiscal year, also primarily due to the increased number of stores in operation. Loan losses and loss provision increased $1.5 million in the second quarter of fiscal 2001 from the second quarter of the last fiscal year. In the second quarter of fiscal 2001, the Company maintained an allowance for loan losses established to cover losses anticipated from the Goleta National Bank loan product, rather than charging off actual losses (from the Company's payday loan product) as incurred, as the Company did in the second quarter of the last fiscal year. Loan losses are charged to this allowance, which will be reviewed for adequacy (and may be adjusted) on a quarterly basis. Other store expenses increased $1.2 million, or 43%, in the second quarter of fiscal 2001 compared to the second quarter of the last fiscal year primarily as a result of the increased number of stores in operation and an increase in advertising expense related to the Goleta National Bank loan product.

                              SIX MONTH COMPARISON

Total store expenses increased $16.1 million, or 36.1%, to $60.8 million in the first six months of fiscal 2001 from $44.7 million in the first six months of the last fiscal year. Total store expenses increased slightly as a percentage of revenues, increasing to 71.2% in the first six months of fiscal 2001 from 71.1% in the first six months of the last fiscal year. Salaries and benefits expenses, occupancy costs, and armored and security expenses, totaling $38.8 million in the first six months of fiscal 2001, increased $8.3 million, or 27%, from $30.5 million in the first six months of the last fiscal year primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $1.5 million, or 31%, in the first six months of fiscal 2001, compared to the first six months of fiscal 2000, also primarily due to the increased number of stores in operation. Loan losses and loss provision increased $3.5 million in the second quarter of fiscal 2001 from the second quarter of the last fiscal year. In the first six months of fiscal 2001, the Company established an allowance for loan losses to cover losses anticipated from the Goleta National Bank loan product, rather than charging off actual (from the Company's payday loan product) as incurred, as the Company did in the first six months of the last fiscal year. Loan losses are charged to this allowance, which will be reviewed for adequacy (and may be adjusted) on a quarterly basis. Other store expenses increased $2.1 million, or 44%, in the first six months of fiscal 2001 compared to the first six months of the last fiscal year primarily as a result of the increased number of stores in operation and an increase in advertising expense related to the Goleta National Bank loan product.

OTHER EXPENSES ANALYSIS
---------------------------------------------------------------------------------------------------------------------------
                                   THREE MONTHS ENDED DECEMBER 31,                    SIX MONTHS ENDED DECEMBER 31,
                           -------------------------------------------------   --------------------------------------------
                               2000         1999        2000        1999          2000        1999        2000      1999
                           -------------  ----------  ----------  ----------   -----------  ----------  ---------  --------
                                 (in thousands)      (percentage of revenue)       (in thousands)     (percentage of revenue)
                           -------------------------  ----------------------   -----------------------  -------------------

Region expenses                  $3,335      $2,631      7.4%        8.2%         $6,465      $5,004      7.6%       8.0%
Headquarters expenses             2,443       1,808      5.4         5.6           4,763       3,657      5.6        5.8
Franchise expenses                  273         270      0.6         0.8             494         511      0.6        0.8
Other depreciation and
  amortization                    1,214         887      2.7         2.8           2,189       1,804      2.6        2.9
Interest expense, net             2,956       1,519      6.6         4.7           5,119       2,830      6.0        4.5
Other expenses                    (144)         263     (0.3)        0.8           (122)         346    (0.1)        0.5

---------------------------------------------------------------------------------------------------------------------------

                               QUARTER COMPARISON

Region Expenses

Region expenses increased $0.7 million, or 27%, in the second quarter of fiscal 2001 from the second quarter of the last fiscal year, primarily as a result of the increase in personnel (i.e., collections, administration) to support the loan product from Goleta National Bank. Region expenses decreased as a percentage of revenues to 7.4% in the second quarter of fiscal 2001 from 8.2% in the second quarter of the last fiscal year.

Headquarters Expenses

Headquarters expenses increased $0.6 million, or 35%, in the second quarter of fiscal 2001 from the second quarter of the last fiscal year, principally as a result of additional personnel and the corresponding salaries and benefits. Headquarters expenses decreased as a percentage of revenues to 5.4% in the second quarter of fiscal 2001 from 5.6% in the second quarter of the last fiscal year.



Franchise Expenses

Franchise expenses remained unchanged at $0.3 million in the second quarter of fiscal 2001 from the second quarter of the last fiscal year.

Other Depreciation and Amortization

Other depreciation and amortization increased $0.3 million, or 37%, in the second quarter of fiscal 2001 from the second quarter of the last fiscal year due primarily to increased acquisitions of stores.

Other Expenses

Other expenses decreased by $0.4 million in the second quarter of fiscal 2001 from the second quarter of the last fiscal year due to a combination of fewer store closings and the net proceeds realized from the sale of a single store.

Interest Expense

Interest expense, net of interest income, increased $1.4 million, or 95%, in the second quarter of fiscal 2001 as compared to the second quarter of the last fiscal year. This increase was the result of an increase in borrowings used to finance store openings and acquisitions and the growth in the Goleta National Bank loan product.

Income Taxes

A total of $1.3 million was provided for income taxes in the second quarter of fiscal 2001, up from $0.9 million in the second quarter of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions. The effective income tax rate was 40% for the second quarter of fiscal 2001, unchanged from the second quarter of the last fiscal year.

                              SIX MONTH COMPARISON

Region Expenses

Region expenses increased $1.5 million, or 29%, in the first six months of fiscal 2001 from the first six months of the last fiscal year, primarily as a result of the increase in personnel (i.e., collections, administration) to support the loan product from Goleta National Bank. Region expenses decreased as a percentage of revenues to 7.6% in the first six months of fiscal 2001 from 8.0% in the first six months of the last fiscal year.

Headquarters Expenses

Headquarters expenses increased $1.1 million, or 30%, in the first six months of fiscal 2001 from the first six months of the last fiscal year, principally as a result of an increase in salaries and wages. Headquarters expenses decreased as a percentage of revenues to 5.6% in the first six months of fiscal 2001 from 5.8% in the first six months of the last fiscal year.

Franchise Expenses

Franchise expenses remained unchanged at $0.5 million in the first six months of fiscal 2001, compared to the first six months of the last fiscal year.

Other Depreciation and Amortization

Other depreciation and amortization increased $0.4 million, or 21%, in the first six months of fiscal 2001 from the first six months of the last fiscal year primarily due to increased acquisitions of stores.

Other Expenses

Other expenses decreased by $0.5 million in the first six months of fiscal 2001 from the first six months of the last fiscal year due to a combination of fewer store closings and the net proceeds realized from the sale of a single store.

Interest Expense

Interest expense, net of interest income, increased $2.3 million, or 81%, in the first six months of fiscal 2001 as compared to the first six months of the last fiscal year. This increase was principally the result of an increase in borrowings used to finance store openings and acquisitions and the growth in the Goleta National Bank loan product.

Income Taxes

A total of $2.3 million was provided for income taxes in the first six months of fiscal 2001, up from $1.6 million in the first six months of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions. The effective income tax rate was 40% for the first six months of fiscal 2001, unchanged from the first six months of the last fiscal year.

Cumulative Effect of Accounting Change

Effective July 1, 1999, the Company adopted the new accounting standard, AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," resulting in a cumulative effect on net income of $0.6 million net of an income tax benefit of $0.4 million.

BALANCE SHEET VARIATIONS

Cash and cash equivalents, the money order principal payable, and the revolving advances vary because of seasonal and day-to-day requirements resulting from maintaining cash for cashing checks and purchasing loan participations, receipts of cash from the sale of money orders and from participation interests in loans, and remittances for money orders sold. For the six months ended December 31, 2000, cash and cash equivalents increased $36.0 million compared to an increase of $37.4 million for the six months ended December 31, 1999.

Property and equipment, net, increased by $3.0 million due to the 11 stores opened and 129 stores acquired during the six months ended December 31, 2000, offset by the related depreciation. The excess purchase price over the fair value of net assets acquired, net, increased $33.9 million, as a result of the 129 stores acquired, including the 107-store acquisition described in Note 4 to the Interim Consolidated Financial Statements above, during the six months ended December 31, 2000, offset by the related amortization.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

During the six months ended December 31, 2000 and 1999, the Company had net cash provided by operating activities of $14.0 million and $1.6 million, respectively. The increase in cash flows provided from operating activities in the six months ended December 31, 2000 was the result of increased net income, the timing of daily remittances to product or service providers (such as MoneyGram Payment Systems, Inc., Travelers Express Company Inc., and Goleta National Bank), and the collection of MoneyGram receivables outstanding at June 30, 2000.

Cash Flows from Investing Activities

During the six months ended December 31, 2000 and 1999, the Company used $5.3 million and $4.8 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Capital expenditures for acquisitions were $38.1 million and $1.1 million, respectively, for the six months ended December 31, 2000 and 1999, related to the 129 stores acquired during the six months ended December 31, 2000 and the three stores acquired during the six months ended December 31, 1999.

Cash Flows from Financing Activities

 Net cash provided by financing activities for the six months ended December 31, 2000, was $65.4 million. The balance of daily remittances due to the money order supplier increased $6.6 million from June 30, 2000 due to the timing of remittances. The Company increased its net borrowings under its revolving line-of-credit facility from the bank lenders by $18.3 million from June 30, 2000 due to the increased number of stores and daily fluctuations in cash requirements. The Company increased its borrowings under the reducing revolving (formerly term-loan) facility from the bank lenders by $44.0 million since June 30, 2000 primarily to fund the acquisitions of a total of 129 stores through December 31, 2000. Acquisition-related notes payable to sellers increased by $0.6 million during the six months ended December 31, 2000. Senior secured notes payable of $12.1 million decreased $4.0 million for the six months ended December 31, 2000, as a result of the Company's payment of the second annual installment of principal of $4.0 million in November 2000. The Company purchased $0.3 million of treasury stock since June 30, 2000. Net cash provided by financing activities for the six months ended December 31, 1999, was $41.7 million.

On November 9, 2000, the Company entered into an amended and restated credit agreement with a syndicate of banks led by Wells Fargo Bank Texas, National Association. Under this agreement, the Company's revolving credit facility under the preceding credit agreement was renewed until November 8, 2001, and increased from $130 million to $155 million. Also, the term-loan facility under the preceding credit agreement was restructured, increased and amended. The preceding term-loan facility permitted the Company to borrow (on a one-time, non-revolving basis) up to $35 million for approximately one year, and the amount borrowed and outstanding at the end of that period was to become a term-loan payable over the succeeding four years. The facility is now structured (and designated) as a reducing revolving facility which allows the Company to borrow (and repay and reborrow) amounts under this facility for three years, until November 9, 2003; and the maximum amount of credit available to the Company is $65 million, but is subject to reduction on October 1, 2001, and quarterly thereafter, in the amount of $4.375 million. In addition, one of the annual interest rates that the Company may choose to apply to outstanding amounts under the reducing revolving facility, the LIBOR-based rate, is higher than the corresponding rate applied to the preceding term-loan facility. The
LIBOR-based rate for the term-loan facility was LIBOR plus 1.75%; the LIBOR-based rate for the reducing revolving facility is LIBOR plus 2.375%, but is subject to adjustment quarterly, beginning March 31, 2001, within a range of 2.125% to 2.625% above LIBOR, depending on the Company's debt-to-cash flow ratio. The alternative variable annual rate that the Company may choose is the same for the reducing revolving facility as it was for the term-loan facility; it is an annual rate equal to the prime rate publicly announced by Wells Fargo Bank from time to time plus 0.25%. The commitment fees payable to the lenders for making the facilities available were also amended in the new credit agreement. The commitment fee for the revolving credit facility is equal to 0.25% per annum of the average daily unused portion of that facility; and the commitment fee for the reducing revolving facility is equal to 0.375% per annum of the average daily unused portion of that facility through March 31, 2001, but thereafter varies within a range of 0.3% to 0.5% per annum of the average daily unused portion of that facility, depending on the Company's debt-to-cash flow ratio after March 31, 2001. In all other material respects, including the annual rate of interest charged on amounts outstanding under the revolving credit facility (which is, (at the Company's option, either the prime rate publicly announced by Wells Fargo Bank or LIBOR plus 0.75%), the terms of the new credit agreement do not differ from the terms of the preceding credit agreement. The Company had borrowed $113.3 million under its revolving credit facility and $62.5 million under its reducing revolving facility as of December 31, 2000.

To reduce its risk of greater interest expense upon a rise in the prime rate or LIBOR, the Company has entered into interest-rate swap agreements, which effectively convert a portion of its floating-rate interest obligations to fixed-rate interest obligations, as described in Notes 2 and 3 to Interim Consolidated Financial Statements above.

Stock Repurchase Program

In August 1999, the Company's Board of Directors authorized the repurchase from time to time of up to approximately $4 million of the Company's Common Stock in the open market or in negotiated transactions. In August 2000, the Company's Board of Directors authorized the repurchase from time to time of an additional $1 million of the Company's Common Stock. This stock repurchase program will remain in effect unless discontinued by the Board of Directors. As of December 31, 2000, the Company had repurchased 211,400 shares at an average price of $12.80 per share.

OPERATING TRENDS

Seasonality

The Company's business is seasonal to the extent of the impact of cashing tax refund checks and tax refund anticipation loan checks. The impact of these services is in the third and fourth quarters of the Company's fiscal year.

Impact of Inflation

Management believes the Company's results of operations are not dependent upon the levels of inflation.

FORWARD-LOOKING STATEMENTS

This Report contains, and from time to time the Company or certain of its representatives may make, "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as "anticipate," "expect," "estimate,"
"believe," "intend," and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company's control and may not even be predictable. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to, many of the matters described in the Company's Annual Report on Form 10-K for its fiscal year ended June 30, 2000, this Report, and its other filings with the Securities and Exchange Commission: the Company's relationships with Travelers Express and its affiliates, with Goleta National Bank, and with the secured lenders; governmental regulation of check-cashing, short-term consumer lending, and related financial services businesses; theft and employee errors; the availability of suitable locations, acquisition opportunities, adequate financing, and experienced management employees to implement the Company's growth strategy; the fragmentation of the check-cashing industry and competition from various other sources, such as banks, savings and loans, short-term consumer lenders, and other similar financial services entities, as well as retail businesses that offer products and services offered by the Company; and customer demand and response to products and services offered by the Company. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations.

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

To reduce its risk of greater interest expense upon a rise in the prime rate or LIBOR, the Company has entered into three interest-rate swap agreements with Bank of America and one interest-rate swap agreement with Wells Fargo Bank. Those agreements effectively convert a portion of the Company's floating-rate interest obligations to fixed-rate interest obligations, as described above in Notes 2 and 3 to Interim Consolidated Financial Statements.

The fair value of the Company's existing interest-rate swaps is ($716,000) as of December 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the lawsuit filed against the Company in Indiana, Eva J. Rowings v. Ace Cash Express, Inc., in the United States District Court for the Southern District of Indiana, the Indiana Supreme Court has received the briefs on the certified state-law question submitted on behalf of the plaintiffs and the defendants in numerous payday loan lawsuits pending in the federal court. The Indiana Supreme Court has not stated when it expects to render a decision.

The Florida state Circuit Court in Orange County, Florida, in the lawsuit Wendy Betts, John Cardegna and Donna Reuter v. Ace Cash Express, Inc., et al., granted the Company's motion to dismiss the plaintiffs' second amended complaint, without prejudice, on December 14, 2000. The plaintiffs filed their third amended complaint, however, on January 3, 2001, and the Company has filed a motion to dismiss. The Company's motion is pending before the court. In addition, as described below, on February 6, 2001, the Attorney General of the State of Florida filed a motion to intervene as a plaintiff in this lawsuit.

In the consolidated lawsuit filed against the Company in the United States District Court for the Middle District of Florida, Eugene R. Clement v. Ace Cash Express, Inc. and Neil Gillespie v. Ace Cash Express, Inc., on December 21, 2000, the court granted the Company's motion to dismiss on the federal Truth In Lending Act claim, with prejudice, and remanded the remaining state-law claims to Florida state court. The Company intends promptly to file a motion to dismiss the remaining claims. In addition, as described below, on February 6, 2001, the Attorney General of the State of Florida filed a motion to intervene as a plaintiff in this lawsuit.

Apparently as the result of its investigation of "payday lending" activities in Florida, including the Company's responses to the subpoena served on it in May 2000, the Attorney General of the State of Florida has just filed motions to intervene as a plaintiff in the civil lawsuits in Florida state court described in the preceding two paragraphs. The Company had no discussions with or notice from representatives of the Attorney General's office regarding the proposed interventions before the motions were filed. Accordingly, the Company is unaware of the reasons for the motions. The motions to intervene indicate that, if permitted to intervene, the Attorney General will assert claims that are substantially similar to those asserted by the existing plaintiffs (i.e., violations of Florida usury and deceptive-trade-practices laws) and will request types of relief similar to those requested by the existing plaintiffs as well as certain civil penalties. The Company does not know whether either court will permit the intervention or what the effect of the intervention, if permitted, will have on either lawsuit.

In the lawsuit filed against the Company in an Alabama state Circuit Court in Morgan County, Alabama, Edna Jordan v. Ace Cash Express, Inc., on December 20, 2000, the court granted the Company's motion to dismiss with prejudice as to the named plaintiff (Edna Jordan), but without prejudice as to any other possible claimant whom Ms. Jordan purported to represent.

In the lawsuit regarding loans by Goleta National Bank offered and made in Florida, Jennafer Long v. Ace Cash Express, Inc., pending in a Florida state Circuit Court in Clay County, Florida, the Company has removed the case to federal court, the United States District Court for the Middle District of Florida, and filed a motion to dismiss. The plaintiff has filed a motion to return the case to state court, and the Company has filed a motion to keep the case in federal court. Those motions are pending before the federal court.

ITEM 2.  CHANGES IN SECURITIES
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on November 17, 2000. At this meeting the Company's shareholders elected seven directors of the Company to serve until the next annual meeting or until their successors are elected and qualified. The table below shows the votes cast in favor of the election of the seven directors and the votes withheld against their election. There were no abstentions or broker non-votes.

Director                         Votes for                       Votes Withheld
-------------------------------------------------------------------------------
Raymond C. Hemmig                9,167,499                            320,573
Donald H. Neustadt               9,167,399                            320,673
Jay B. Shipowitz                 9,167,399                            320,673
Michael S. Rawlings              9,167,197                            320,875
Marshall B. Payne                9,167,509                            320,563
Edward W. Rose III               9,167,509                            320,563
C. Daniel Yost                   9,167,459                            320,613

At the meeting, the Company's shareholders also approved an amendment to the Company's 1997 Stock Option Plan for employees to increase the number of shares of Common Stock that may be issued upon exercise of options granted under that plan from 1,215,000 to 1,715,000. Shareholders voted 6,593,323 shares for the amendment and 944,559 shares against the amendment, and 16,879 shares abstained.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

       Exhibit Number       Exhibit

       Exhibit 10.50        Amendment No. 3 to Ace Cash Express, Inc. 1997 Stock
                                Option Plan


(b)   Reports on Form 8-K

     (i) The Company filed a Current Report on Form 8-K during the fiscal quarter ended December 31, 2000, regarding its entering into an amended and restated credit agreement with a syndicate of bank lenders. The Company filed the Report dated November 9, 2000, on November 21, 2000. The Items reported therein were as follows:

                      Item 5 - Other Events
                      Item 7 - Financial Statements and Exhibits:

                           Exhibit 10.1 - Amended and Restated Credit Agreement dated November 9, 2000, among the Company, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein with the Schedules (other than the Company's disclosure schedules) and the Exhibits thereto.

     (ii) The Company filed a Current Report on Form 8-K during the fiscal quarter ended December 31, 2000, regarding its acquisition of the assets of 107 locations from a group of five privately held companies. The Company filed the Report dated November 10, 2000, on November 21, 2000. The Items reported therein were as follows:

                      Item 2 - Acquisition or Disposition of Assets Item 7 - Financial Statements and Exhibits:

                           Exhibit 2.1 - Asset Purchase Agreement dated November 10, 2000, among the Company, Check Cashiers of Arizona, Inc., Check Cashiers of California, Inc., Corpus Christi Check Cashiers, Inc., U.S. Money Order Company, Inc., Valley Check Cashiers, Inc., Morris Silverman, and Jeffrey D. Silverman.

                           Exhibit 2.2 - Escrow Agreement dated November 10, 2000, among the Company, Check Cashiers of Arizona,
                           Inc., Check Cashiers of California, Inc., Corpus Christi Check Cashiers, Inc., U.S. Money Order Company, Inc., Valley Check Cashiers, Inc., and Chicago Title Insurance Company, as Escrow Agent.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ACE CASH EXPRESS, INC.
                                           ----------------------

      February 9, 2001                     By: /s/ Debra A. Bradford
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Duly authorized officer and
                                           principal financial and chief
                                           accounting officer)

EXHIBIT 10.50

                                 AMENDMENT NO. 3
                                       TO
                             ACE CASH EXPRESS, INC.
                             1997 STOCK OPTION PLAN

      In accordance with Section 17 of the Ace Cash Express, Inc. 1997 Stock Option Plan (the "Plan"), Section 5 of the Plan is hereby amended to read in its entirety as follows:
      5. SHARES SUBJECT TO PLAN. The Board may not grant options under the Plan for more than 1,715,000 shares of Common Stock of the Company, including
(without limitation) to any key employee, but this number may be adjusted to reflect, if deemed appropriate by the Committee, any stock dividend, stock split, share combination, recapitalization, or the like of or by the Company. Shares to be optioned and sold may be made available from either authorized but unissued Common Stock or Common Stock held by the Company in its treasury. Shares that by reason of the expiration of an option or otherwise are no longer subject to purchase pursuant to an option granted under the Plan may be re-offered under the Plan.

      IN WITNESS WHEREOF, this instrument has been executed to be effective as of the 26th day of September, 2000.

                                                    ACE CASH EXPRESS, INC.


                                                    By:  /s/ Debra A. Bradford