Form 10-Q
period 2001-03-31
ACE CASH EXPRESS INC/TX
filed 2001-05-15
CIK 849116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to___

Commission File Number 0-20774

ACE CASH EXPRESS, INC. (Exact name of registrant as specified in its charter)

TEXAS	75-2142963
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding as of May 4, 2001

Common Stock	10,038,220 shares

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	June 30,
	2001	2000

	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 158,312	$ 105,577
Accounts receivable, net	4,060	5,985
Loans receivable, net	14,331	18,695
Prepaid expenses and other current assets	2,272	2,069
Inventories	1,261	1,418

Total Current Assets	180,236	133,744

Noncurrent Assets
Property and equipment, net	38,013	36,915
Covenants not to compete, net	2,178	1,429
Excess of purchase price over fair value of assets acquired, net	76,521	45,929
Other assets	3,816	3,406

Total Assets	$ 300,764	$ 221,423

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Revolving advances	$ 118,500	$ 95,000
Accounts payable, accrued liabilities, and other current liabilities	35,069	21,242
Money order principal payable	18,962	10,487
Current portion of senior secured notes payable	4,406	4,180
Reducing revolving line-of-credit/term advances	-	3,469
Notes payable	770	898

Total Current Liabilities	177,707	135,276

Noncurrent Liabilities
Senior secured notes payable	8,000	12,000
Reducing revolving line-of-credit/term advances	56,000	15,031
Notes payable	703	438
Other liabilities	5,967	3,519

Total Liabilities	248,377	166,264

Commitments and Contingencies

Shareholders' Equity
Preferred stock, $1 par value, 1,000,000 shares authorized, none
issued and outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized,
10,033,220 and 9,984,563 shares issued and outstanding, respectively	100	100
Additional paid-in capital	23,092	22,715
Retained earnings	33,973	34,745
Accumulated other comprehensive loss	(2,071)	-
Treasury stock, at cost, 211,400 and 181,400 shares, respectively	(2,707)	(2,401)

Total Shareholders' Equity	52,387	55,159

Total Liabilities and Shareholders' Equity	$ 300,764	$ 221,423

See notes to the interim consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF EARNINGS
 (in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2001	2000	2001	2000

Revenues	$ 60,193	$ 41,337	$ 145,531	$ 104,209
Store expenses:
Salaries and benefits	15,129	10,154	37,830	27,506
Occupancy	7,143	5,401	19,709	15,751
Depreciation	1,720	1,419	4,958	3,937
Other	21,972	7,526	44,258	21,983

Total store expenses	45,964	24,500	106,755	69,177

Store gross margin	14,229	16,837	38,776	35,03 2
Region expenses	3,755	2,777	10,220	7,781
Headquarters expenses	3,015	2,364	7,778	6,021
Franchise expenses	283	286	777	797
Other depreciation and amortization	1,464	952	3,653	2,756
Interest expense, net	3,898	1,942	9,017	4,771
Other expenses	8,740	0	8,618	346

Income (loss) before income taxes and cumulative
effect of accounting change	(6,926)	8,516	(1,287)	12,560
Income tax (benefit) expense	(2,771)	3,339	(515)	4,956

Income (loss) before cumulative effect of
accounting change	(4,155)	5,177	(772)	7,604
Cumulative effect of accounting change, net of
income tax benefit of $402	-	-	-	(603)

Net income (loss)	$ (4,155)	$ 5,177	$ (772)	$ 7,001

Basic earnings (loss) per share:
Before cumulative effect of accounting change	$ (0.41)	$ 0.51	$ (0.08)	$ 0.76
Cumulative effect of accounting change	-	-	-	(.06)

Basic earnings (loss) per share	$ (0.41)	$ 0.51	$ (0.08)	$ 0.70

Weighted average number of common shares
outstanding - basic EPS	10,031	10,085	10,002	10,069

Diluted earnings (loss) per share:
Before cumulative effect of accounting change	$ (0.41)	$ 0.50	$ (0.08)	$ 0.73
Cumulative effect of accounting change	-	-	-	(.06)

Diluted earnings (loss) per share	$ (0.41)	$ 0.50	$ (0.08)	$ 0.67

Weighted average number of common and
dilutive shares outstanding - diluted EPS	10,195	10,445	10,165	10,378

See notes to the interim unaudited consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	March 31,

	2001	2000

Cash flows from operating activities:
Net income (loss)	$(772)	$ 7,001
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	8,619	6,693
Loan loss provision	18,369	-
Accelerated store closing accrual	8,648	-
Cumulative effect of accounting change	-	1,004
Deferred revenue	(2,819)	(2,393)
Changes in assets and liabilities:
Accounts receivable, net	1,580	(908)
Loans receivable	(14,005)	153
Prepaid expenses and other current assets	(203)	(747)
Inventories	157	100
Other assets	(1,027)	(553)
Accounts payable and other liabilities	13,824	5,720

Net cash provided by operating activities	32,371	16,070

Cash flows from investing activities:
Purchases of property and equipment, net	(9,461)	(9,601)
Cost of net assets acquired	(36,084)	(7,143)

Net cash used by investing activities	(45,545)	(16,744)

Cash flows from financing activities:
Net increase in money order principal payable	8,475	5,151
Net borrowings from revolving advances	23,500	29,700
Reducing revolving line-of-credit/term advances	37,500	4,000
Net borrowings of notes payable	137	837
Net repayments of senior secured notes payable	(3,774)	(3,685)
Proceeds from stock options exercised	377	644
Purchase of treasury stock	(306)	(797)

Net cash provided by financing activities	65,909	35,850

Net increase in cash and cash equivalents	52,735	35,176
Cash and cash equivalents, beginning of period	105,577	59,414

Cash and cash equivalents, end of period	$158,312	$94,590

Supplemental disclosures of cash flows information:
Interest paid	$8,726	$ 5,128
Income taxes paid	3,608	1,708

See notes to the interim unaudited consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation
           The accompanying condensed unaudited interim consolidated financial statements of Ace Cash Express, Inc. (the "Company" or "ACE") and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosure is adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company's audited financial statements in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Company management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

           Certain prior period accounts have been reclassified to conform to the current year's presentation.

  Earnings Per Share Disclosures

           Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding, after adjusting for the dilutive effect of stock options. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share, as required by Statement of Financial Accounting Standards No. 128, "Earnings Per Share."
	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2001	2000	2001	2000

	(in thousands)

Net income (loss) (numerator)	($4,155)	$5,177	($772)	$7,001

Reconciliation of denominator:
Weighted average number of common shares
outstanding - basic EPS	10,031	10,085	10,002	10,069
Effect of dilutive stock options	164	360	163	309

Weighted average number of common and
dilutive shares outstanding - diluted EPS	10,195	10,445	10,165	10,378

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

           As required, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" in the first quarter ended September 30, 2000. This standard requires the Company to record the fair value of its interest-rate swaps as an asset or liability in the consolidated balance sheet. Changes in the fair value of the interest-rate swaps are reported as a component of shareholders' equity in the consolidated balance sheet. The fair value of the Company's existing interest-rate swap was ($2.1) million as of March 31, 2001.

  DERIVATIVE INSTRUMENTS

           The Company's objective in managing its exposure to fluctuations in interest rates is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates and prices. To achieve this objective, the Company primarily enters into agreements whose values change in the opposite direction of the anticipated cash flows. Derivative instruments related to forecasted transactions are considered to hedge future cash flows, and the effective portion of any gains or losses are included in other comprehensive income (loss) until earnings are affected by the variability of cash flows. Any remaining gain or loss is recognized currently in earnings. The cash flows of the derivative instruments are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. If it becomes probable that a forecasted transaction will no longer occur, the derivative will continue to be carried on the balance sheet at fair value, and gains or losses that were accumulated in other comprehensive income (loss) will be recognized immediately in earnings. If the derivative instruments are terminated prior to their expiration dates, any cumulative gains and losses are deferred and recognized in income over the remaining life of the underlying exposure. If the hedged assets or liabilities were to be sold or extinguished, the Company would recognize the gain or loss on the designated financial instruments currently in income.

           To reduce its risk of greater interest expense because of floating-rate interest obligations under its secured credit facilities with a syndicate of bank lenders, the Company has entered into three interest-rate swap agreements with Bank of America and one interest-rate swap agreement with Wells Fargo Bank. Those agreements effectively converted a portion of the Company's floating-rate interest obligations to fixed-rate interest obligations. With respect to the revolving line-of-credit facility, the first notional amount was $33 million for a two-year period that began January 4, 1999, the second notional amount was $10 million for a sixteen-month period that began September 3, 1999, and the third notional amount was an average of $62 million from November 1, 2000 through January 31, 2001, increased to an average of $85 million from February 1, 2001 to January 1, 2003. With respect to the existing reducing revolving facility (which succeeded a term-loan facility), the notional amount was $9.0 million until October 2, 2000, and $8.5 million thereafter through December 31, 2000. The notional amounts were determined based on the Company's minimum projected borrowings during calendar years 1999 through 2002. The fixed rate applicable to the notional amount of $33 million under the revolving line-of-credit facility was 5.14% for calendar year 1999 and was 5.23% for calendar year 2000. The fixed rate applicable to the notional amount of $10 million under the revolving line-of-credit facility was 6.00% for calendar year 1999 and 2000. The fixed rate applicable to the average notional amount of $62 million and $85 million, respectively, under the revolving line-of-credit facility was 6.945% for the period from November 1, 2000 through January 31, 2001, and is 6.045% for the period from February 1, 2001 through January 1, 2003. The fixed rate applicable to the notional amount under the reducing revolving (and former term-loan) facility was 6.23% for calendar year 1999 and 6.38% for calendar year 2000. As of March 31, 2001, all swap agreements had expired, except for one with respect to the revolving line-of-credit facility with an average notional amount of $85 million; that existing swap had a fair value of ($2.1) million. There was no ineffectiveness with respect to the three expired interest rate swaps.

           The associated underlying debt has exceeded the notional amount for each swap throughout the existence of the swap and it is anticipated that it will continue to do so. These swaps were and are based on the same index as, and repriced on a consistent basis with, their respective underlying debt.
  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

           As required, on July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" resulting in a $648,000 credit to accumulated other comprehensive income for the cumulative effect of accounting change. During the nine months ended March 31, 2001, there were no gains or losses recognized in earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness. However, the fair value of the interest rate swaps has decreased by $2,719,000 for the nine months ended March 31, 2001 which has been recorded to accumulated other comprehensive loss.

           Other comprehensive income (loss) balances related to the interest rate swaps are as follows:

				Change in
		Other Comprehensive		Accumulated
		Income (Loss) as of:		Other
		July 1,	March 31,	Comprehensive
Loan Facility	Notional Amount	2000	2001	Income (Loss)
Revolving line-of-credit	$33 million	$452,000	$ -	$ (452,000)
Revolving line-of-credit	$10 million	92,000	$ -	(92,000)
Revolving line-of-credit	$85 million (average)	(35,000)	(2,071,000)	(2,036,000)
Reducing revolving line-
of-credit/term-loan	$8.5 million	139,000	-	(139,000)

Total		$648,000	$(2,071,000)	$(2,719,000)

  CREDIT AGREEMENT

           The Company has two credit facilities available under its existing amended and restated credit agreement with a syndicate of banks led by Wells Fargo Bank Texas, National Association. The Company's revolving line-of-credit facility of $155 million is available until November 8, 2001. Borrowings under this revolving line-of-credit facility may be used for working capital and general corporate purposes. The Company's other facility is a reducing revolving facility that allows the Company to borrow (and repay and reborrow) amounts until November 9, 2003. The maximum amount of credit available to the Company under this reducing revolving facility is $65 million, but is subject to reduction on October 1, 2001, and each quarter thereafter, by $4.375 million. This reducing revolving facility replaced the term-loan facility under the preceding credit agreement (which permitted borrowing only on a one-time, non-revolving basis). Borrowings under this reducing revolving facility may be used for store construction and relocation and other capital expenditures, including acquisitions, and refinancing other indebtedness of the Company. The Company had borrowed $118.5 million under its revolving line-of-credit facility and $56.0 million under its reducing revolving facility as of March 31, 2001.

           The Company's borrowings under the revolving line-of-credit facility bear interest at a variable annual rate equal to, at the Company's discretion, either the prime rate publicly announced by Wells Fargo Bank from time to time or the London InterBank Offered Rate (LIBOR) plus 0.75%. The Company's borrowings under the reducing revolving facility bear interest at a variable annual rate equal to, at the Company's discretion, either the prime rate publicly announced by Wells Fargo Bank from time to time plus 0.25% or LIBOR plus 2.375% (but subject to adjustment quarterly, beginning March 31, 2001, within a range of 2.125% to 2.625% above LIBOR, depending on the Company's debt-to-cash flow ratio). Interest is generally payable monthly, except on LIBOR-rate borrowings; interest on LIBOR-rate borrowings is payable every 30, 60, or 90 days, depending on the period selected by the Company. The Company must also pay a commitment fee for each of the credit facilities. The commitment fee for the revolving line-of-credit facility is equal to 0.25% per annum of the average daily unused portion of that facility; and the commitment fee for the reducing revolving facility is equal to 0.375% per annum of the average daily unused portion of that facility through March 31, 2001, but thereafter varies within a range of 0.3% to 0.5% per annum of the average daily unused portion of that facility, depending on the Company's debt-to-cash flow ratio after March 31, 2001.

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

           The total purchase price for the assets of all of the locations was $29.72 million in cash. Goodwill and non-compete costs were $28.64 million of the total purchase price. Approximately $28.86 million of the total purchase price was payable to the sellers as the Company exercised ownership and operating control of the assets at the locations. Approximately $0.86 million of the total purchase price is payable to the sellers in equal monthly installments over a 36-month period. The monthly installments are payments contingent upon revenues from food-stamp distribution contracts at certain of the locations. In accordance with the purchase agreement, the Company deposited the total purchase price into escrow for release to the sellers as the Company exercised ownership and operating control of the assets at the locations and as the monthly revenue-related payments are required. The total purchase price is subject to reduction if, under circumstances not caused or controlled by the Company, the Company cannot exercise ownership and operating control of the assets at a location, the Company ceases to receive revenues from food-stamp distribution contracts at certain of the locations during the 36-month period, or any of certain locations within third-party grocery stores cease operations without an acceptable replacement location during a 36-month period. Such a reduction would be effected by release of the appropriate amount of the escrowed funds to the Company or by the sellers' payment of the appropriate amount to the Company.

           This acquisition was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired companies have been included in the Company's consolidated financial statements since the date that each store location was activated with the Company's proprietary point-of-sale system. As of December 31, 2000, all of the stores were phased into the Company's network. The purchase price of the acquisition was allocated to assets acquired, including intangible assets and liabilities assumed, based on the estimated fair values at the acquisition date. Goodwill is being amortized using the straight-line method over a period of 30 years.

           The following presents the unaudited pro forma results of operations of the Company for the three and nine months ended March 31, 2001 and 2000 as if the acquisition had been consummated at the beginning of each of the periods presented. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.
	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2001	2000	2001	2000

	(dollars in thousands, except per share data)

Revenues	$60,193	$46,685	$152,656	$118,215
Income (loss) before cumulative effect
of accounting change	(4,155)	5,935	(505)	8,655
Net income (loss)	(4,155)	5,935	(505)	8,052

Basic earnings (loss) per share	(0.41)	0.59	(0.05)	0.80
Diluted earnings (loss) per share	(0.41)	0.57	(0.05)	0.78

  RESTRUCTURING CHARGES - ACCELERATED STORE CLOSINGS

           In the third quarter of fiscal 2001, the Company recorded charges for the costs associated with closing 85 unprofitable or underperforming stores. The store-closing expense of $8.7 million consists primarily of costs associated with goodwill and non-compete write-offs, fixed asset and inventory disposals, lease terminations, and employee severance related to the store closings.

           The following table reflects the components of the significant items reported as restructuring charges for the quarter ended March 31, 2001 and the accrual balance as of March 31, 2001:

	Original	Write-offs	Accrual Balance
	Restructuring	through	as of
	Charge	March 31, 2001	March 31, 2001

	(dollars in millions)

Net book value of assets	$2.5	($2.5)	$ -
Goodwill and non-compete	2.6	(2.6)	-
Remaining lease obligations	2.8	-	2.8
Other including severance costs and store clean-up	0.8	(0.4)	0.4

Total	$8.7	($5.5)	$3.2

           The decision to close these unprofitable or underperforming stores was made in order to benefit future operations. Typically, these stores would be closed at various times over the next two or three years depending on the circumstances of each store and its local market. Frequently, the Company's decision to close a store is made to coincide with the expiration of the store lease. The Company determined, however, that closing these stores in this manner would permit better use of its capital and other resources, which (the Company believes) would improve the profitability of its overall operations. As of May 10, 2001, 80 of the 85 stores have already been closed, and the remainder are expected to be closed before June 30, 2001. The 85 stores planned for closing constitute approximately 8 percent of the Company's owned locations.

  LOAN LOSS PROVISION

           An additional loan loss provision of $8.5 million was established in the third quarter of fiscal 2001 regarding the Company's participation interests in loans made by Goleta National Bank at the Company's stores. The losses resulting from borrowers' nonpayment of loans are expected to exceed the previously established loan-loss allowance. That allowance was based on the Company's prior experience with its "payday loan" product. The loan loss reserve of $12.4 million as of March 31, 2001 represented 46.3% of the gross loans receivable as of that date.
ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA

	Three Months Ended		Nine Months Ended
	March 31,		March 31,		Year Ended June 30,

	2001	2000	2001	2000	2000	1999	1998

Company Operating and Statistical Data:
Company-owned stores in operation:
Beginning of period	1,055	817	915	798	798	683	617
Acquired	2	20	131	23	36	35	15
Opened	15	32	36	64	99	99	62
Closed (1)	(4)	0	(14)	(16)	(18)	(19)	(11)

End of period	1,068	869	1,068	869	915	798	683

Percentage increase in comparable
store revenues from prior period:
Exclusive of tax-related revenues(2)	29.7%	3.6%	25.1%	6.4%	7.1%	10.6%	8.0%
Total revenues (3)	22.9%	5.5%	22.8%	6.8%	6.9%	10.8%	6.9%
Capital expenditures (in thousands)	$ 3,982	$ 5,768	$ 9,316	$ 9,601	$ 12,255	$ 10,089	$ 5,742
Cost of net assets acquired (in
thousands)	$ 595	$ 6,091	$ 36,705	$ 7,143	$ 11,359	$ 8,378	$ 4,708

Operating Data (Check Cashing and Money Orders):
Face amount of checks cashed (in
millions)	$ 1,457	$ 1,144	$ 3,438	$ 2,890	$ 3,839	$ 3,373	$ 2,898
Face amount of money orders sold (in
millions)	$ 483	$ 413	$ 1,269	$ 1,196	$ 1,585	$ 1,905	$ 1,858
Face amount of money orders sold as
a percentage of the face amount of
checks cashed	33.1%	36.1%	36.9%	41.4%	41.3%	56.5%	64.1%
Face amount of average check	$ 423	$ 395	$ 363	$ 342	$ 339	$ 320	$ 305
Average fee per check	$ 10.60	$ 10.02	$ 8.49	$ 8.06	$ 7.92	$ 7.47	$ 7.26
Fees as a percentage of average check	2.50%	2.54%	2.34%	2.36%	2.33%	2.33%	2.38%
Number of checks cashed (in
thousands)	3,443	2,897	9,484	8,448	11,317	10,556	9,496
Number of money orders sold (in
thousands)	3,596	3,194	9,573	9,340	12,339	14,495	14,146

Collections Data:
Face amount of returned checks (in
thousands)	$ 6,993	$ 4,633	$ 20,482	$ 12,698	$ 16,548	$ 12,442	$ 10,193
Collections (in thousands)	4,607	2,961	13,717	7,761	10,788	7,423	6,301

Net write-offs (in thousands)	$ 2,386	$ 1,672	$ 6,765	$ 4,937	$ 5,760	$ 5,019	$ 3,892

Collections as a percentage of
returned checks	65.9%	63.9%	67.0%	61.1%	65.2%	59.7%	61.8%
Net write-offs as a percentage of
revenues	4.0%	4.0%	4.6%	4.7%	4.1%	4.1%	3.9%
Net write-offs as a percentage of the
face amount of checks cashed	.16%	.15%	.20%	.17%	.15%	.15%	.13%

1.   Does not include any of the 85 stores to be closed in the fourth quarter of fiscal 2001 with respect to which store-closing expense was recorded in the third quarter of fiscal 2001.
2.    Change in revenues computed excluding tax refund check cashing fees for both the full year and the interim periods compared.
3.    Calculated based on the change in revenues of all stores open for both the full year and the interim periods compared.
SUPPLEMENTAL STATISTICAL DATA, continued

	Three Months Ended		Nine Months Ended
	March 31,		March 31,		Year Ended June 30,

	2001	2000	2001	2000	2000	1999	1998

Operating Data (Small Consumer Loans):
Volume (in thousands)	$ 101,998	$ 31,214	$ 280,820	$ 93,148	$ 137,015	$ 105,765	$ 69,182
Average advance	$ 268	$ 227	$ 271	$ 218	$ 240	$ 200	$ 177
Average finance charge	$ 42.33	$ 30.41	$ 41.27	$ 31.17	$ 34.51	$ 30.30	$ 27.51
Number of loan transactions
(in thousands)	381	121	1,038	374	557	460	338
Balance Sheet Data (in
thousands):
Gross loans receivable	$ 26,704	$ 5,390	$ 26,704	$ 5,390	$ 18,695	$ 5,543	$ 5,174
Less: Allowance for losses
on loans receivable	12,373	-	12,373	-	-	-	-

Loans receivable, net of
allowance	$ 14,331	$ 5,390	$ 14,331	$ 5,390	$ 18,695	$ 5,543	$ 5,174

Allowance for losses on loans
receivable:
Beginning of period	$ 5,471	$ -	$ -	$ -	$ -	$ -	$ -
Provision for loan losses	12,806	-	19,972	-	-	-	-
Net charge-offs	(5,904)	-	(7,599)	-	-	-	-

End of period	$ 12,373	$ -	$ 12,373	$ -	$ -	$ -	$ -

Allowance as a percent of
gross loans receivable	46.3%	-	46.3%	-	-	-	-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

Revenue Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,

	2001	2000	2001	2000	2001	2000	2001	2000

	(in thousands)		(percentage of revenue)		(in thousands)		(percentage of revenue)

Check cashing fees	$23,561	$18,973	39.2%	45.9%	$67,253	$ 57,702	46.2%	55.4%
Loan fees and interest	14,039	3,692	23.3	8.9	37,866	11,657	26.0	11.2
Tax check fees	12,918	10,055	21.5	24.3	13,233	10,363	9.1	9.9
Bill payment services	2,648	2,440	4.4	5.9	7,498	7,163	5.2	6.9
Money transfer services	2,726	2,466	4.5	6.0	7,735	6,387	5.3	6.1
Money order fees	1,984	1,817	3.3	4.4	5,349	5,326	3.7	5.1
Franchise revenues	553	585	0.9	1.4	1,722	1,837	1.2	1.8
Other fees	1,764	1,309	2.9	3.2	4,875	3,774	3.3	3.6

Total revenue	$60,193	$41,337	100.0%	100.0%	$145,531	$104,209	100.0%	100.0%

Average revenue per store
(excluding franchise
revenues)	$56.2	$48.3			$145.0	$122.7

Quarter Comparison

Total revenues increased $18.9 million, or 46%, to $60.2 million in the third quarter of fiscal 2001 from $41.3 million in the third quarter of the last fiscal year. This revenue growth resulted, in part, from an $8.6 million, or 23%, increase in comparable store revenues (775 stores). The balance of the increase came from stores which were opened or acquired after June 30, 1999, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 199, or 23%, from 869 stores opened at March 31, 2000, to 1,068 stores opened at March 31, 2001 (though the Company intends to close 85 stores in the fourth quarter of fiscal 2001.) The increase in loan fees and interest accounted for 55% of the total revenue increase; the increase in check cashing fees and tax check fees combined accounted for 40% of the total revenue increase; the increase in money transfer services accounted for 1% of the total revenue increase; and the increase in other fees accounted for 2% of the total revenue increase.

Loan fees and interest for the third quarter of fiscal 2001 reflect the Company's participation interests in Goleta National Bank (GNB) loans, but for the third quarter of the last fiscal year, reflect the Company's so-called "payday loans" to customers. Loan fees and interest increased $10.3 million, or 280%, from $3.7 million in the third quarter of the last fiscal year to $14.0 million in the third quarter of fiscal 2001 due to the increase in the number of stores offering the Company's loan products, which in turn is principally due to the offering of the GNB loan product in 971 stores in the third quarter of fiscal 2001 compared to 355 stores offering the Company's payday loan product in the third quarter of the last fiscal year. Check cashing fees, including tax check fees, increased $7.5 million, or 26%, from $29.0 million in the third quarter of the last fiscal year to $36.5 million in the third quarter of fiscal 2001. This increase resulted from a 19% increase in the total number of checks cashed and a 6% increase in the average fee per check, which is a result of the 7% increase in the average size check. Of the $2.9 million tax check fee increase, $1.0 million was attributable to the 50 self-service machines located in tax preparers' offices. The money transfer revenue increase of $0.3 million, or 11%, to $2.7 million in the third quarter of fiscal 2001 from $2.4 million in the first quarter of the last fiscal year is primarily due to the increased number of stores opened and operating in the current fiscal year. Other fees increased $0.5 million, or 35%, from $1.3 million in the third quarter of the last fiscal year to $1.8 million in the third quarter of fiscal 2001 due to the increase in the number of stores in operation.

Nine Month Comparison

Total revenues increased $41.3 million, or 40%, to $145.5 million in the first nine months of fiscal 2001 from $104.2 million in the first nine months of the last fiscal year. This revenue growth resulted, in part, from a $21.8 million, or 23%, increase in comparable store revenues (775 stores). The balance of the increase came from stores which were opened or acquired after June 30, 1999, and were therefore not open for both of the full periods compared. The increase in loan fees and interest accounted for 63% of the total revenue increase; the increase in check cashing fees and tax check fees combined accounted for 30% of the total revenue increase; the increase in money transfer services accounted for 3% of the total revenue increase; and the increase in other fees accounted for 3% of the total revenue increase.

Loan fees and interest for the first nine months of fiscal 2001 reflect the Company's participation interests in GNB loans, but for the first nine months of the last fiscal year, reflect the Company's so-called "payday loans" to customers. Loan fees and interest increased $26.2 million, or 225%, from $11.7 million in the first nine months of the last fiscal year to $37.9 million in the first nine months of fiscal 2001 due to the increase in the number of stores offering the Company's loan products, which in turn is principally due to the offering of the GNB loan product in 971 stores in the first nine months of fiscal 2001 compared to 355 stores offering the Company's payday loan product in the first nine months of the last fiscal year. Check cashing fees, including tax check fees, increased $12.4 million, or 18%, from $68.1 million in the first nine months of the last fiscal year to $80.5 million in the first nine months of fiscal 2001. This increase resulted from a 12% increase in the total number of checks cashed and a 5% increase in the average fee per check, which is a result of the 6% increase in the average size check. Of the $2.9 million tax check fee increase, $1.0 million was attributable to the 50 self-service machines located in tax preparers' offices. The money transfer revenue increase of $1.3 million, or 21%, to $7.7 million in the first nine months of fiscal 2001 from $6.4 million in the first nine months of the last fiscal year is primarily due to the increased number of stores opened and operating in the current fiscal year. Other fees increased $1.1 million, or 29%, from $3.8 million for the first nine months of fiscal 2000 to $4.9 million for the first nine months of fiscal 2001 due to the increase in the number of stores in operation.

Store Expense Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,

	2001	2000	2001	2000	2001	2000	2001	2000

	(in thousands)		(percentage of revenue)		(in thousands)		(percentage of revenue)

Salaries and benefits	$15,129	$10,154	25.1%	24.6%	$ 37,830	$27,506	26.0%	26.4%
Occupancy	7,143	5,401	11.9	13.1	19,709	15,751	13.5	15.1
Armored and security	1,974	1,548	3.3	3.8	5,488	4,361	3.8	4.2
Returns and cash shorts	3,070	2,614	5.1	6.3	9,411	7,446	6.5	7.1
Loan losses/loss
provision	12,823	628	21.3	1.5	18,369	2,654	12.6	2.6
Depreciation	1,720	1,419	2.9	3.4	4,958	3,937	3.4	3.8
Other	4,105	2,736	6.8	6.6	10,990	7,522	7.6	7.2

Total store expenses	$45,964	$24,500	76.4%	59.3%	$106,755	$69,177	73.4%	66.4%

Average per store
expense	$43.3	$29.0			$107.7	$82.9

Quarter Comparison

Total store expenses increased $21.5 million, or 88%, to $46.0 million in the third quarter of fiscal 2001 from $24.5 million in the third quarter of the last fiscal year. Store expenses increased as a percentage of revenues to 76% in the third quarter of fiscal 2001 from 59% in the third quarter of the last fiscal year. Salaries and benefits expenses, occupancy costs, and armored and security expenses, totaling $ 24.2 million in the third quarter of fiscal 2001, increased by a total of $7.1 million, or 42%, in the quarter compared to the third quarter of the last fiscal year, primarily as a result of the increased number of stores in operation. Returned checks (net of collections) and cash shortages increased $0.5 million, or 17%, in the third quarter of fiscal 2001 compared to the third quarter of the last fiscal year primarily as a result of the increased number of stores.

Loan losses and loss provision increased $12.2 million in the third quarter of fiscal 2001 compared to the third quarter of the last fiscal year. In the third quarter of fiscal 2001, the Company maintained an allowance for loan losses established to cover losses anticipated from the GNB loan product, rather than charging off actual losses as incurred, as the Company did in the third quarter of the last fiscal year (regarding the Company's payday loan product). Loan losses are charged to this allowance, which is reviewed for adequacy (and may be adjusted) on a quarterly basis. An additional loan loss provision of $8.5 million was established in the third quarter of fiscal 2001 regarding the Company's participation in loans made by GNB at the Company's stores. The losses resulting from borrowers' nonpayment of loans are expected to exceed the loan-loss allowance previously established by the Company. That allowance was originally established on the assumption that loan losses would be consistent with the Company's loss experience with its "payday loan" product. But the loss experience over the three full fiscal quarters during which the Company has been purchasing participation interests in the GNB loans has been significantly higher. The loss experience has prompted GNB to continually refine its underwriting criteria for the loans and both GNB and the Company to modify the procedures for making the loans and for collections of past-due amounts. The loan loss reserve of $12.4 million as of March 31, 2001 was 46.3% of the gross loans receivable as of that date.

Other store expenses increased $1.4 million, or 50%, primarily as a result of the increased number of stores in operation and an increase in advertising expense related to the GNB loan product.

Nine Month Comparison

Total store expenses increased $37.6 million, or 54%, to $106.8 million in the first nine months of fiscal 2001 from the $69.2 million in the first nine months of the last fiscal year. Store expenses increased as a percentage of revenues to 73% for the first nine months of fiscal 2001 from 66% for the first nine months of the last fiscal year. Salaries and benefits expenses, occupancy costs, and armored and security expenses, totaling $63.0 million for the first nine months of fiscal 2001, increased by a total of $15.4 million, or 32%, in the nine months compared to the first nine months of the last fiscal year, primarily as a result of the increased number of stores in operation. Returned checks (net of collections) and cash shortages increased $2.0 million, or 26%, in the first nine months of fiscal 2001 compared to the first nine months of fiscal 2000, primarily because of the increased number of stores in operation.

Loan losses and loss provision increased $15.7 million in the first nine months of fiscal 2001 from the first nine months of the last fiscal year. In the first nine months of fiscal 2001, the Company established an allowance for loan losses to cover losses anticipated from the GNB loan product, rather than charging off actual losses as incurred, as the Company did in the first nine months of the last fiscal year (regarding the Company's payday loan product). Loan losses are charged to this allowance, which is reviewed for adequacy (and may be adjusted) on a quarterly basis. During the third quarter of fiscal 2001, an additional loan loss provision of $8.5 million was established, as described in the second paragraph of the Quarter Comparison of the Store Expense Analysis above.

Other store expenses increased $3.5 million, or 46%, primarily as a result of the increased number of stores in operation and an increase in advertising expense related to the GNB loan product.

Other Expenses Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,

	2001	2000	2001	2000	2001	2000	2001	2000

	(in thousands)		(percentage of revenue)		(in thousands)		(percentage of revenue)

Region expenses	$3,755	$2,777	6.2%	6.7%	$ 10,220	$7,781	7.0%	7.5%
Headquarters expense	3,015	2,364	5.0	5.7	7,778	6,021	5.3	5.8
Franchise expenses	283	286	0.5	0.7	777	797	0.5	0.8
Other depreciation and
amortization	1,464	952	2.4	2.3	3,653	2,756	2.5	2.6
Interest expense, net	3,898	1,942	6.5	4.7	9,017	4,771	6.2	4.6
Other expenses	8,740	-	14.5	-	8,618	346	5.9	0.3

Quarter Comparison

Region Expenses

Region expenses increased $1.0 million, or 35%, in the third quarter of fiscal 2001 over the third quarter of the last fiscal year, primarily as a result of the increase in personnel (i.e., collections and customer support) to support the Company's offering of the loan product from GNB. Region expenses decreased as a percentage of revenues to 6.2% in the third quarter of fiscal 2001 from 6.7% in the third quarter of the last fiscal year.

Headquarters Expenses

Headquarters expenses increased $0.7 million, or 28%, in the third quarter of fiscal 2001 from the third quarter of the last fiscal year, principally as a result of additional personnel and the corresponding salaries and benefits. Headquarters expenses decreased as a percentage of revenues to 5.0% in the third quarter of fiscal 2001 from 5.7% in the third quarter of the last fiscal year.

Franchise Expenses

Franchise expenses remained consistent at $0.3 million in the third quarter of fiscal 2001 from the third quarter of the last fiscal year.

Other Depreciation and Amortization

Other depreciation and amortization increased $0.5 million, or 54%, in the third quarter of fiscal 2001 from the third quarter of the last fiscal year, due primarily to increased acquisitions of stores.

Other Expenses

Other expenses increased by $8.7 million in the third quarter of fiscal 2001 from the third quarter of the last fiscal year due to the $8.7 million expense for the costs associated with closing 85 unprofitable or underperforming stores owned and operated by the Company. The store-closing expense consists primarily of costs associated with goodwill and non-compete write-offs, fixed asset and inventory disposals, lease terminations, and employee severance related to the store closings, which is expected to be complete by June 30, 2001. Additional information about the store-closing expense is presented below under "--Restructuring Charges-- Accelerated Store Closings."

Interest Expense

Interest expense, net of interest income, increased $2.0 million, or 101%, in the third quarter of fiscal 2001 as compared to the third quarter of the last fiscal year. This increase was the result of an increase in borrowings used to finance store openings and acquisitions and the growth in the GNB loan product.

Income Taxes

A credit of $2.8 million was recorded for income taxes in the third quarter of fiscal 2001, compared to a $3.3 million provision for the third quarter of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions.

Nine Month Comparison

Region Expenses

Region expenses increased $2.4 million, or 31%, in the first nine months of fiscal 2001 over the first nine months of the last fiscal year, primarily as a result of the increase in personnel (i.e., collections and customer support) to support the Company's offering of the loan product from GNB. Region expenses decreased as a percentage of revenues to 7.0% in the first nine months of fiscal 2001 from 7.5% in the first nine months of the last fiscal year.

Headquarters Expenses

Headquarters expenses increased $1.8 million, or 29%, in the first nine months of fiscal 2001 over the first nine months of the last fiscal year, principally as a result of additional personnel and the corresponding salaries and benefits. Headquarters expenses decreased as a percentage of revenues to 5.3% in the first nine months of fiscal 2001 from 5.8% in the first nine months of the last fiscal year.

Franchise Expenses

Franchise expenses remained consistent at $0.8 million for the first nine months of fiscal 2001 compared to the first nine months of the last fiscal year.

Other Depreciation and Amortization

Other depreciation and amortization increased $0.9 million, or 33%, in the first nine months of fiscal 2001 from the first nine months of the last fiscal year, primarily due to increased acquisitions of stores.

Other Expenses

Other expenses increased by $8.3 million in the first nine months of fiscal 2001 from the first nine months of the last fiscal year due primarily to the $8.7 million expense in the third quarter of fiscal 2001 for the costs associated with closing 85 unprofitable or underperforming stores owned and operated by the Company. The store-closing expense consists primarily of costs associated with goodwill and non-compete write-offs, fixed asset and inventory disposals, lease terminations, and employee severance related to the store closings, which is expected to be complete by June 30, 2001. Additional information about the store-closing expense is presented below under "--Restructuring Charges-- Accelerated Store Closings."

Interest Expense

Interest expense, net of interest income, increased $4.2 million, or 89%, in the first nine months of fiscal 2001 as compared to the first nine months of the last fiscal year. This increase was principally the result of an increase in borrowings used to finance store openings and acquisitions and the growth in the GNB loan product.

Income Taxes

A credit of $0.5 million was recorded for income taxes in the first nine months of fiscal 2001, compared to a $5.0 million provision in the first nine months of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions.

Cumulative Effect of Accounting Change

Effective July 1, 1999, the Company adopted the new accounting standard, AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," resulting in a cumulative effect on net income of $0.6 million net of an income tax benefit of $0.4 million.

Restructuring Charges - Accelerated Store Closings

In the third quarter of fiscal 2001, the Company recorded charges for the costs associated with closing 85 unprofitable and underperforming stores. The store-closing expense of $8.7 million consists primarily of costs associated with goodwill and non-compete write-offs, fixed asset and inventory disposals, lease terminations, and employee severance related to the store closings. The following table reflects the components of the significant items reported as restructuring charges for the quarter ended March 31, 2001 and the accrual balance as of March 31, 2001:

	Original	Write-offs	Accrual Balance
	Restructuring	through	as of
	Charge	March 31, 2001	March 31, 2001

	(dollars in millions)

Net book value of assets	$2.5	($2.5)	$ -
Goodwill and non-compete	2.6	(2.6)	-
Remaining lease obligations	2.8	-	2.8
Other including severance costs and store clean-up	0.8	(0.4)	0.4

Total	$8.7	($5.5)	$3.2

The decision to close these unprofitable or underperforming stores was made in order to benefit future operations. Typically, these stores would be closed at various times over the next two or three years depending on the circumstances of each store and its local market. Frequently, the Company's decision to close a store is made to coincide with the expiration of the store lease. The Company determined, however, that closing these stores in this manner would permit better use of its capital and other resources, which (the Company believes) would improve the profitability of its overall operations. As of May 10, 2001, 80 of the 85 stores have already been closed, and the remainder are expected to be closed before June 30, 2001. The 85 stores planned for closing constitute approximately 8 percent of the Company's owned locations.

The following table presents the unaudited pro forma results of operations of the 85 stores scheduled for closing for the three months and nine months ended March 31.

	Actual Unaudited Results of
	85 Stores to be Closed
	Three Months Ended	Nine Months Ended
	March 31, 2001	March 31, 2001
	(dollars in thousands, except per share data)
Revenues	$1,898	$4,720
Income (loss) before taxes	(578)	(2,462)
Net income (loss)	(347)	(1,477)

Basic earnings (loss) per share	(0.03)	(0.15)
Diluted earnings (loss) per share	(0.03)	(0.14)

Balance Sheet Variations

Cash and cash equivalents, the money order principal payable, and the revolving advances vary because of seasonal and day-to-day requirements resulting from maintaining cash for cashing checks and purchasing loan participations, receipts of cash from the sale of money orders and from participation interests in loans, and remittances for money orders sold. For the nine months ended March 31, 2001 and 2000, cash and cash equivalents increased $52.7 million compared to an increase of $35.2 million for the nine months ended March 31, 2000.

Property and equipment, net, increased by $1.1 million due to the 36 stores opened and 131 stores acquired during the nine months ended March 31, 2001, offset by the related depreciation and the $2.5 million write-off of fixed assets as part of the restructuring charges for the closing of 85 unprofitable or underperforming stores. The excess purchase price over the fair value of net assets acquired, net, increased $30.6 million, as a result of the 131 stores acquired, including the 107-store acquisition described in Note 5 to the Interim Unaudited Consolidated Financial Statements above, during the nine months ended March 31, 2001, offset by the related amortization and $2.6 million goodwill write-off as part of the restructuring charges related to the closing of the 85 unprofitable or underperforming stores.

Liquidity and Capital Resources

Cash Flows from Operating Activities

During the nine months ended March 31, 2001 and 2000, the Company had net cash provided by operating activities of $32.4 million and $16.1 million, respectively. The increase in cash flows provided from operating activities in the nine months ended March 31, 2001 was the result of the timing of daily remittances to product or service providers (such as MoneyGram Payment Systems, Inc., Travelers Express Company Inc., and Goleta National Bank), and the collection of MoneyGram receivables outstanding at June 30, 2000.)

Cash Flows from Investing Activities

During the nine months ended March 31, 2001 and 2000, the Company used $9.5 million and $9.6 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Capital expenditures for acquisitions were $36.1 million and $7.1 million, respectively, for the nine months ended March 31, 2001 and 2000, related to the 131 stores acquired during the nine months ended March 31, 2001 and the 23 stores acquired during the nine months ended March 31, 2000.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2001 was $65.9 million. The balance of daily remittances due to the money order supplier increased $8.5 million from June 30, 2000 due to the timing of remittances. The Company increased its net borrowings under its revolving line-of-credit facility from the bank lenders (as described below) by $23.5 million from June 30, 2000 due to the increased number of stores and daily fluctuations in cash requirements. The Company increased its borrowings under the reducing revolving (formerly term-loan) facility from the bank lenders (as described below) by $37.5 million since June 30, 2000, primarily to fund the acquisitions of a total of 131 stores through March 31, 2001. Acquisition-related notes payable to sellers increased by $0.1 million during the nine months ended March 31, 2001. Senior secured notes payable of $12.0 million decreased $3.8 million for the nine months ended March 31, 2001, as a result of the Company's payment of the second annual installment of principal of $4.0 million in November 2000. The Company purchased $0.3 million of treasury stock since June 30, 2000. Net cash provided by financing activities for the nine months ended March 31, 2000, was $35.9 million.

The Company has two credit facilities available under its existing amended and restated credit agreement with a syndicate of banks led by Wells Fargo Bank Texas, National Association. The Company's revolving line-of-credit facility of $155 million is available until November 8, 2001. Borrowings under this revolving line-of-credit facility may be used for working capital and general corporate purposes. The Company's other facility is a reducing revolving facility that allows the Company to borrow (and repay and reborrow) amounts until November 9, 2003. The maximum amount of credit available to the Company under this reducing revolving facility is $65 million, but is subject to reduction on October 1, 2001, and each quarter thereafter, by $4.375 million. This reducing revolving facility replaced the term-loan facility under the preceding credit agreement (which permitted borrowing only on a one-time, non-revolving basis). Borrowings under this reducing revolving facility may be used for store construction and relocation and other capital expenditures, including acquisitions, and refinancing other indebtedness of the Company. The Company had borrowed $118.5 million under its revolving line-of-credit facility and $56.0 million under its reducing revolving facility as of March 31, 2001.

The Company's borrowings under the revolving line-of-credit facility bear interest at a variable annual rate equal to, at the Company's discretion, either the prime rate publicly announced by Wells Fargo Bank from time to time or the London InterBank Offered Rate (LIBOR) plus 0.75%. The Company's borrowings under the reducing revolving facility bear interest at a variable annual rate equal to, at the Company's discretion, either the prime rate publicly announced by Wells Fargo Bank from time to time plus 0.25% or LIBOR plus 2.375% (but subject to adjustment quarterly, beginning March 31, 2001, within a range of 2.125% to 2.625% above LIBOR, depending on the Company's debt-to-cash flow ratio). Interest is generally payable monthly, except on LIBOR-rate borrowings; interest on LIBOR-rate borrowings is payable every 30, 60, or 90 days, depending on the period selected by the Company. The Company must also pay a commitment fee for each of the credit facilities. The commitment fee for the revolving line-of-credit facility is equal to 0.25% per annum of the average daily unused portion of that facility; and the commitment fee for the reducing revolving facility is equal to 0.375% per annum of the average daily unused portion of that facility through March 31, 2001, but thereafter varies within a range of 0.3% to 0.5% per annum of the average daily unused portion of that facility, depending on the Company's debt-to-cash flow ratio after March 31, 2001.

To reduce its risk of greater interest expense because of interest-rate fluctuations, the Company has entered into interest-rate swap agreements, which effectively converted a portion of its floating-rate interest obligations to fixed-rate interest obligations, as described in Notes 2 and 3 to Interim Unaudited Consolidated Financial Statements above.

Stock Repurchase Program

In August 1999, the Company's Board of Directors authorized the repurchase from time to time of up to approximately $4 million of the Company's Common Stock in the open market or in negotiated transactions. In August 2000, the Company's Board of Directors authorized the repurchase from time to time of an additional $1 million of the Company's Common Stock. This stock repurchase program will remain in effect unless discontinued by the Board of Directors. As of March 31, 2001, the Company had repurchased 211,400 shares at an average price of $12.80 per share.

Operating Trends

Seasonality

The Company's business is seasonal to the extent of the impact of cashing tax refund checks and tax refund anticipation loan checks. The impact of these services is in the third and fourth quarters of the Company's fiscal year.

Impact of Inflation

Management believes the Company's results of operations are not dependent upon the levels of inflation.

Forward-Looking Statements

This Report contains, and from time to time the Company or certain of its representatives may make, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as "anticipate," "expect," "estimate," "believe," "intend," "plan," "should," "would," and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company's control and may not even be predictable. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to, many of the matters described in the Company's Annual Report on Form 10-K for its fiscal year ended June 30, 2000, this Report, and its other filings with the Securities and Exchange Commission: the Company's relationships with Travelers Express and its affiliates, with Goleta National Bank, and with the Company's secured lenders; governmental regulation of check-cashing, short-term consumer lending, and related financial services businesses; theft and employee errors; the availability of suitable locations, acquisition opportunities, adequate financing, and experienced management employees to implement the Company's growth strategy; the fragmentation of the check-cashing industry and competition from various other sources, such as banks, savings and loans, short-term consumer lenders, and other similar financial services entities, as well as retail businesses that offer products and services offered by the Company; the terms and performance of third-party products and services, offered at the Company's locations; and customer demand and response to products and services offered by the Company. The Company does not assume, but expressly disclaims, any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company makes no prediction or statement about the performance of its Common Stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, particularly including changes in interest rates that might affect the costs of its financing under its credit agreement with a syndicate of bank lenders. To mitigate the risks of changes in interest rates, the Company utilizes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes.

To reduce its risk of greater interest expense upon a rise in the prime rate or LIBOR, upon which the Company's floating-rate interest obligations under its credit agreement are based, the Company has entered into three interest-rate swap agreements with Bank of America and one interest-rate swap agreement with Wells Fargo Bank. Those agreements effectively converted a portion of the Company's floating-rate interest obligations to fixed-rate interest obligations, as described in Notes 2 and 3 to Interim Unaudited Consolidated Financial Statements above in this Report. As of March 31, 2001, only one of the interest-rate swaps remained in effect.

The fair value of the Company's existing interest-rate swap was ($2.1) million as of March 31, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the lawsuit Wendy Betts, John Cardegna and Donna Reuter v. Ace Cash Express, Inc., et al., filed against the Company in the Florida state Circuit Court in Orange County, Florida, the court denied the motion to intervene filed by the Attorney General of the State of Florida. A hearing on the Company's Motion to Dismiss with prejudice is scheduled for May 29, 2001.

On March 28, 2001, in the consolidated lawsuit filed against the Company, now in the Florida state Circuit Court in Hillsborough County, Florida, Eugene R. Clement v. Ace Cash Express, Inc. and Neil Gillespie v. Ace Cash Express, Inc., the court granted the motion to intervene filed by the Attorney General of the State of Florida. Accordingly, in mid-April 2001, the Florida Attorney General filed an intervenor complaint, adding as a plaintiff the State of Florida, Office of the Attorney General, Department of Legal Affairs. The complaint also names as defendants, in addition to the Company, the Company's Chairman of the Board, Raymond C. Hemmig, the Company's Chief Executive Officer, Donald H. Neustadt, and two other current or former employees of the Company. Like the other plaintiffs' pending consolidated complaint, the intervenor complaint alleges violations of the Florida usury laws and the Florida Deceptive and Unfair Trade Practices Act. In addition, the intervenor complaint alleges violations of the Florida Racketeering Influenced and Corrupt Organization (RICO) Act by the Company and the other named defendants. The complaint seeks all remedies available under the Florida RICO Act, including the civil forfeiture of all money and other property of the Company used in, derived from, or realized through the Company's deferred-deposit activities in Florida, the revocation of each license or permit of the Company granted by any Florida state agency, and an injunction against future violations of usury laws or the Florida RICO Act. The complaint also seeks, because of other alleged violations of Florida laws, the payment to Florida consumers of actual damages caused by the Company's illegal activities, the payment to the State of Florida of certain civil penalties, the divestiture of any interest of the Company in Florida real property, and the payment of attorneys' fees and costs. The Company denies all of the Florida Attorney General's material allegations in the intervenor complaint and intends to continue to vigorously defend this lawsuit.

On March 22, 2001, the Company was served with a class-action complaint, which was filed in the state Circuit Court of Pulaski County, Arkansas in December 2000, in a lawsuit entitled Mayella Veasey, et al. v. Ace Cash Express, Inc. The plaintiff, for herself and others similarly situated, alleges that the Company's deferred-presentment (also commonly known as "payday loan") transactions in Arkansas from June 15, 1999 to May 1, 2000 violated the usury laws of Arkansas. The plaintiff is represented by the same counsel that represented the plaintiffs in the previous lawsuit against the Company in Arkansas regarding deferred-presentment transactions. That previous lawsuit, which was settled by the Company in October 2000, related to the Company's deferred-presentment transactions in Arkansas through June 15, 1999, when a statute that expressly authorized such transactions, the Check Cashers Act, became effective in Arkansas. The Company believes that this new lawsuit was prompted by the recent decision of the Arkansas Supreme Court to the effect that a portion of the Check Cashers Act was unconstitutional insofar as it may purport to construe or define the usury provisions of the Arkansas Constitution. That decision did not, however, address the legality of any deferred-presentment transaction effected under the Check Cashers Act. Because the Company became able to offer at its locations short-term loans made by Goleta National Bank, the Company has not entered into any deferred-presentment transactions at its locations in Arkansas since May 1, 2000. The complaint seeks damages in an amount equal to twice the amount paid by customers of deferred-presentment transactions in Arkansas during the specified 10 1/2-month period as well as reasonable attorneys' fees and costs. Because this lawsuit purports to be a class action, the amount of damages for which the Company might be responsible, even if the plaintiffs' allegations are upheld by the court, is necessarily uncertain. But the Company has determined that, if the court were to certify this lawsuit as a class action and if all of the plaintiff's allegations on behalf of the class were proven at trial, the damages requested from the Company (apart from attorneys' fees and costs would be less than $1 million. Nevertheless, there has been no court hearing regarding class certification, and the Company denies all of the plaintiff's allegations. There has been no court hearing regarding class certification, and the Company denies all of the plaintiff's allegations. The Company believes that the deferred-presentment transactions complied with the Check Cashers Act, including the limitations on fees described in the Check Cashers Act, and that the fees received by the Company did not constitute usurious interest that would violate the Arkansas Constitution. The Company intends to vigorously defend this lawsuit.

In the lawsuit, Shirley Porter and Joyce Davis v. Ace Cash Express, Inc., the United States District Court for the Eastern District of Louisiana dismissed all of the plaintiffs' claims with prejudice on October 27, 2000. The plaintiffs have filed a notice of appeal with the federal Court of Appeals for the Fifth Circuit. The plaintiffs' appellant brief was filed on May 2, 2001, and the Company will file a reply brief by early June 2001.

ITEM 2. CHANGES IN SECURITIES
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit

10.51	Form of Amendment to Change-in-Control Executive Severance Agreement between the Company and each of its four senior executive officers (Donald H. Neustadt, Jay B. Shipowitz, Raymond E. McCarty, and Debra A. Bradford) dated as of January 3, 2001.

10.52	Amendment Number 1 to Master Loan Agency Agreement, with the corresponding Amendment Number 1 to Master Loan Participation Agreement and Amendment Number 1 to Schedule of Interest and Fees, dated as of March 29, 2001, between the Company and Goleta National Bank. (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

(b) Reports on form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE CASH EXPRESS, INC.

May 14, 2001

/s/ CONNIE S. ANGELOT
Connie S. Angelot
Vice President and Controller
(Chief accounting officer)

/s/ JAY B. SHIPOWITZ
Jay B. Shipowitz
President and Chief
Operating Officer
(Duly authorized officer)