Form 10-K
period 2001-06-30
ACE CASH EXPRESS INC/TX
filed 2001-09-28
CIK 849116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number 0-20774

ACE CASH EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-2142963 (IRS Employer Identification No.)

1231 Greenway Drive, Suite 600 Irving, Texas (Address of principal executive offices)	75038 (Zip Code)

(Registrant’s telephone number, including area code) (972) 550-5000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

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

Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

As of September 17, 2001, 10,047,720 shares of Common Stock were outstanding. As of such date the aggregate market value of voting stock (based upon the last reported sales price in The Nasdaq Stock Market) held by nonaffiliates of the registrant was approximately $65,005,588.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1. BUSINESS

General

Ace Cash Express, Inc. (“ACE” or the “Company”) is a significant provider of retail financial services in the United States. The Company is also the largest owner, operator, and franchisor of check-cashing stores in the United States. As of August 31, 2001, the Company had a total network of 1,166 stores in 35 states and the District of Columbia, consisting of 994 company-owned stores and 172 franchised stores. The Company’s growth strategy is to integrate acquisitions, new store openings, and franchising in new and existing markets and to develop new products for introduction into the existing store base. The Company’s general objective is to provide a full range of retail financial services and transaction processing in its markets. Additionally, it is the Company’s objective to develop and maintain the largest network of stores in each of the markets where the Company operates.

ACE stores offer check-cashing services and other retail financial services at competitive rates in clean, convenient settings. Services include cashing payroll checks, government checks, and insurance drafts; selling money orders; providing money transfer services using the MoneyGram network; and offering small, short-term consumer loans by Goleta National Bank. Many company-owned stores also offer bill-payment services, lottery and lotto tickets, and other retail financial and transaction processing services.

Industry Overview

The primary industry in which ACE operates is check-cashing. Industry sources indicate that there are approximately 8,000 check-cashing stores nationally. Though there is limited public information available, the Company believes that there are four other check-cashing companies operating or franchising over 100 stores, five companies that operate or franchise between 50 and 100 locations, with the remaining companies operating less than 50 stores.

The Company believes that it and other check-cashing companies have grown by offering services that banks do not provide and by operating at locations and during hours that are more convenient than those traditionally offered by banks. Unlike many banks, check-cashing stores are willing to assume the risk that checks they cash will “bounce.” For instance, it is not unusual for a bank to refuse to cash a check for a customer who does not maintain a deposit account with the bank and to require its depositors to maintain sufficient funds in an account to cover a check to be cashed or wait several days for the check to clear. As a result, the Company believes check-cashing stores provide an attractive alternative to customers without bank accounts or with relatively small account balances. Although these customers might save money by depositing their checks in a bank and waiting for them to clear, many prefer paying a fee to take advantage of the convenience and availability of immediate cash offered by check-cashing stores.

The core business of check-cashing stores is generally cashing checks for a fee. These fees are intended to provide the check casher with a profit after covering operating expenses, including any interest expense incurred by the check casher on the funds advanced to customers between the time checks are cashed and the time the checks clear through the banking system. The risk a check-cashing store assumes upon cashing a check is that the check will be uncollected because of insufficient funds, stop payment orders, or fraud. In order to minimize this risk and the losses associated with uncollected checks, many check-cashing stores cash only payroll or government entitlement checks, charge higher fees, or have stricter approval procedures for cashing personal checks. ACE does not promote the cashing of personal checks in its stores. For the fiscal year ended June 30, 2001, less than 1% of the checks cashed by the Company were one-party personal checks.

In addition to check-cashing services, most check-cashing stores offer customers a range of other services, including access to small consumer loans, bill payments, money orders, and wire transfers of cash. Some check-cashing stores also offer lottery and lotto tickets, public transportation passes, copying and fax transmission services, and postage stamps.

The Company believes that the deregulation of the banking and savings and loan industry has increased the role played by check-cashing stores in providing basic financial transaction services to low-income and middle-income customers. At the same time, the Company believes that competition, regulatory scrutiny and complexity are contributing to consolidation of the industry. The Company’s strategy is to position itself to benefit from industry consolidation and the competitive advantages available to large operators and franchisors of retail financial services.

Growth Strategy

ACE’s growth strategy consists principally of combining acquisitions and new store openings with the objective of having the largest number of retail financial services locations in each of its markets and developing new products for introduction into the existing store base. ACE defines its target markets as cities of 100,000 or more. The Company has expanded from 452 company-owned stores in 13 states as of June 30, 1995, to a network of 1,163 company-owned and franchised stores in 35 states as of June 30, 2001. In fiscal 2001, the Company opened 49 newly-constructed stores, acquired 133 stores, franchised 29 stores, and closed 109 company-owned stores. The Company currently anticipates that it will construct and open 50 stores, primarily in existing markets, during the fiscal year ending June 30, 2002.

The following table illustrates the development of company-owned stores since June 30, 1995 by showing the number of stores open in each market area at the end of each of the indicated periods:

	Company-owned stores

	June 30,

Market Area	2001	2000	1999	1998	1997	1996	1995

Texas:

Dallas/Fort Worth/East Texas	120	129	122	117	114	112	103

Houston/Corpus Christi	128	112	83	76	74	72	60

San Antonio/Austin/El Paso	78	68	59	51	42	28	24

Florida:

Jacksonville/Orlando/Palm Beach/Tampa	91	90	73	60	46	38	—

California:

Los Angeles/Van Nuys/San Bernadino/ Sacramento/San Francisco/Fresno/ Oakland	90	30	16	9	—	—	—

Maryland/Washington, D.C./Virginia:

Baltimore/Washington, D.C./ Northern VA/Norfolk/Virginia Beach	85	93	81	77	72	74	71

Arizona:

Phoenix/Tucson	75	73	69	59	58	46	37

Colorado:

Denver/Colorado Springs/Pueblo	53	52	51	45	44	41	39

Georgia:

Atlanta/Albany/Augusta/Macon/Savannah	50	54	52	50	47	47	49

North & South Carolina:

Charlotte/Charleston/Columbia/ Greenville/Spartanburg/Orangeburg	29	34	29	17	16	16	15

Indiana:

Indianapolis	25	25	23	14	9	4	—

Louisiana:

New Orleans/Baton Rouge/Shreveport	25	25	25	25	25	19	19

Oklahoma:

Oklahoma City	23	12	14	13	13	12	12

Tennessee:

Memphis/Nashville	19	26	22	18	15	5	2

Ohio:

Cleveland	18	11	10	10	10	8	7

Nevada:

Las Vegas	14	14	11	4	—	—	—

Washington:

Seattle/Tacoma/Everette	13	14	12	10	8	6	—

Missouri:

St. Louis	11	11	10	6	6	3	3

New Mexico:

Albuquerque	10	8	8	7	7	7	7

Pennsylvania:

Pittsburgh	9	3	—	—	—	—	—

Arkansas:

Little Rock	8	8	7	7	6	6	4

Oregon:

Portland	7	9	8	5	5	—	—

Kansas:

Wichita	4	4	3	2	—	—	—

Alabama:

Birmingham/Homewood	3	3	4	1	—	—	—

Utah:

Salt Lake City/Layton/Ogden	—	5	3	—	—	—	—

Kentucky:

Paducah /Murray	—	2	3	—	—	—	—

Total	988	915	798	683	617	544	452

Acquisitions. During fiscal 2001, the Company acquired 133 stores in five separate transactions. The Company believes its experience with acquisitions permits it to successfully integrate additional acquisitions. Of the 988 ACE company-owned stores currently in operation, 415, or 42%, have been acquired stores. The Company does not have any current plan or expectation as to the number of stores that it may acquire during the fiscal year ending June 30, 2002. The Company intends to continue searching for strategic opportunities in both existing and new markets.

Franchise Operations

With the acquisition of Check Express, Inc. and its wholly-owned franchising subsidiaries in February 1996, the Company became one of the largest franchisors of check-cashing stores in the United States. ACE franchises are marketed through an employee sales force, supplemented by advertising in newspapers, trade journals, and other media. As of June 30, 2001, there were 175 company-franchised stores open and operating in 29 states, as follows:

Number of stores

Texas	55

Ohio	14

Florida	13

California	12

Louisiana	12

Oklahoma	9

South Carolina	8

Georgia	7

North Carolina	7

Tennessee	7

Oregon	4

Colorado	3

Missouri	3

Arizona	2

Connecticut	2

Indiana	2

Kentucky	2

Minnesota	2

Other states (11)	11

Total	175

The Company intends to continue its expansion through the sale of new franchises and the opening of additional units under existing franchise agreements. The Company is actively marketing several types of ACE franchises depending on the style of business being conducted. These include a standard store franchise, a store-within-a-store (or “kiosk”) franchise, a small market franchise for market areas under 15,000 in population, and a conversion franchise that permits an existing check-cashing business to convert to an ACE franchisee. The Company opened 29 franchised stores, acquired two former franchised stores and closed nine franchised stores during fiscal 2001. The majority of franchised stores operate under the “ACE” name, by license from the Company.

Customers and Services

Management believes the Company’s core customer group is composed primarily of individuals whose average age is 29 and who rent their house or apartment and hold a wide variety of jobs in the service sector or are clerical workers, craftsmen, and laborers. These customers tend to change jobs and residences more often than average, have annual family incomes of approximately $30,000, often pay their bills with money orders, and prefer the availability of immediate cash provided by cashing checks at the Company’s stores.

The following table reflects the major categories of services that ACE currently offers and the revenues (in thousands) from these services for the indicated fiscal years:

	Year Ended June 30,

Revenue Category	2001	2000	1999	1998	1997

Check cashing fees	$105,479	$89,641	$78,839	$68,987	$62,835

Loan fees and interest	54,771	17,872	14,257	10,137	5,703

Bill payment services	10,376	9,447	8,394	4,146	2,197

Money transfer services	10,270	8,944	7,951	6,082	5,749

Money order fees	7,245	7,032	5,332	2,879	2,757

Franchise revenues	2,257	2,537	2,117	1,665	1,398

Other fees	6,377	5,163	5,424	6,298	6,753

Total revenue	$196,775	$140,636	$122,314	$100,194	$87,392

Check cashing. ACE’s primary business is cashing checks for a fee. The principal type of check the Company cashes is a payroll check. The Company also cashes government assistance, tax refund, and insurance checks or drafts. Subject to market conditions at different locations, the Company’s check-cashing fees for payroll checks approximate 2.2% of the face amount of the check. The Company imposes a surcharge for cashing out-of-state checks, handwritten checks, money orders, tax refund checks, and insurance checks or drafts. Unlike many of its competitors, the Company displays its check-cashing fees in full view of its customers on a “menu board” in each store and provides a detailed receipt for each transaction. Although the Company has established guidelines for approving check-cashing transactions, it has no preset limit on the size of the checks it will cash.

If a check cashed by the Company is not paid for any reason, the Company accounts for the amount of the check as a loss in the period in which it is returned. ACE then transfers the check to its collection department, which contacts the maker and payee of each returned check and, if necessary, commences legal action. The collection department utilizes an automated tracking system on the Company’s central computer system to monitor the status of all returned items. See “Selected Financial Data — Collections Data.”

Loan services. The Company is engaged in the small consumer loan business because the Company believes that many consumers may have limited access to other sources of consumer credit. Historically, the Company offered “payday loans,” a check-based service, in all of its locations to the extent permitted by applicable state law. Though the Company still offers payday loans at a few of its locations, since May 2000, it has offered short-term loans made by Goleta National Bank (“Bank Loans”) in almost all of its locations. Offering the Bank Loans instead of payday loans enables the Company to offer its customers a single or standard loan product at all or almost all of its locations in all states and the District of Columbia.

The Bank Loans are made by Goleta National Bank, a national bank located in California (“Goleta”). The Bank Loan process at a company-owned store consists of the following: (1) A customer completes a loan application to Goleta. (2) The customer’s information from the application is entered into the Company’s point-of-sale system and transmitted electronically to Goleta. (3) Applying its credit criteria, Goleta makes a decision in California whether to approve or deny the application for a Bank Loan. (4) If the application is approved, the borrower completes and signs bank loan documents, which are made available by the Company in favor of Goleta. (5) Goleta opens an FDIC-insured bank account for the borrower at Goleta in California and places the borrowed funds into that account. (6) Goleta activates a debit card and issues a corresponding personal identification number (“PIN”), through which the borrower has access to the funds in his or her bank account, and the Company delivers the card and the PIN to the borrower. (7) The borrower can then withdraw the proceeds of the Bank Loan from his or her new bank account by using the debit card and the PIN at any company-owned store or at various other retail or ATM locations. The Bank Loan process at a company-owned store is typically completed in less than 20 minutes. A Bank Loan may be repaid at any company-owned store, and the Company will deposit the payment in an account for Goleta. A Bank Loan may also be repaid by Goleta’s debiting the borrower’s checking account through an Automated Clearing House (“ACH”) transaction, as authorized by the borrower.

During the fiscal year ended June 30, 2001, the average principal amount of a Bank Loan was approximately $275. As of June 30, 2001, Bank Loans were offered in 947 of the Company’s owned stores. See “— Bank Loans” below.

The service offered by the Company that is commonly referred to as a “payday loan” consists of providing a customer cash in exchange for the customer’s check (in the amount of that cash plus a service fee), with an agreement to defer the presentment or deposit of that check until the customer’s next payday, usually a period of two to four weeks. Because the payday loan service has been authorized by statute or rule in the states in which it may be offered, it has been subject to extensive regulation. But the scope of that regulation by the states is not, and has not been, consistent. All of the states establish allowable fees and other charges to consumers for these payday loans. In addition, many of the states regulate the maximum amount, maturity, and renewal or extension of these payday loans. As required, ACE or its stores that have offered payday loans in a particular state are or have been licensed under that state’s laws and regulations.

As of June 30, 2001, ACE was a licensed provider of payday loans only in California and South Carolina. During that year, the average amount of cash provided to a customer in such a transaction was approximately $212, and the average fee received by the Company was approximately $31.84. As of June 30, 2001, this service was offered in 18 company-owned stores.

Bill-payment services. The Company’s stores serve as payment locations for customers to pay their utility, telephone, and other bills to third parties. Upon acceptance of the customer’s payment, the Company remits the amount owed to the third-party payee under an agreement with that payee and either receives a service fee from the payee or collects a fee from the consumer.

Under a Bill-Payment Processing and Funds Transfer Services Agreement (the “MoneyLine Agreement”) with Travelers Express Company, Inc. (“Travelers Express”) and its affiliate MoneyLine Express, Inc. (“MoneyLine”), the Company acts as an agent for MoneyLine, which has agreements with various third-party payees for consumer services. The Company’s services and obligations under the MoneyLine Agreement are similar to those in its other bill-payment agreements directly with the payees, though consumer payments accepted by the Company are transmitted to MoneyLine instead of directly to the payees. The MoneyLine Agreement permits the Company to offer its customers bill-payment services to virtually any third-party payee.

Money transfer services. ACE is an agent for the transmission and receipt of wire transfers through the MoneyGram network. Through this network, ACE customers can transfer funds electronically to any of approximately 18,000 MoneyGram locations nationwide (including other ACE stores) and over 37,000 agent locations worldwide. MoneyGram Payment Systems, Inc. establishes the fees for this service, and the Company is paid a percentage of the fees it collects from customers as a commission and remits the balance to MoneyGram Payment Systems, Inc.

Money orders. The Company sells money orders issued by Travelers Express in denominations up to $1,000. These money orders are generally used by the Company’s customers for bill payments, rent payments, and other general disbursements. The Company sold 12.8 million, 12.3 million, and 14.5 million money orders during the 2001, 2000, and 1999 fiscal years, respectively. The fees charged for money orders depend on local market conditions and the size of the money order. The Company remits the face amount of each money order sold to Travelers Express. ACE’s money order revenues include that portion of the fees retained by the Company.

Franchise revenues. The Company’s franchise revenues consist of royalties and initial and optional franchise fees. There were 175 company-franchised stores in operation as of June 30, 2001.

Other services and products. In many company-owned stores, ACE also offers a variety of other retail financial products and services to its customers, including lottery and lotto ticket sales, public transportation passes, copying and fax transmission services, postage stamps, prepaid local telephone time, and prepaid long-distance telephone cards.

Self-service machines. ACE has developed self-service machines that can perform certain of these services for its customers and currently has 71 machines in company-owned locations. These machines have features that allow them to cash checks, sell prepaid long-distance telephone cards, sell money orders, and process third-party bill payments. These machines have proprietary software that reads checks, analyzes customer and check-issuer history, and enables ACE to assess credit risk before cashing a check. ACE has entered into an agreement with H&R Block that contemplates the Company’s placing up to 500 of its machines at H&R Block locations, particularly during the tax season (i.e., January through March). Implementation of this agreement, however, will require ACE to obtain capital to acquire the hardware for those self-service machines and the cash to constitute inventory for those machines.

Store Operations and New Store Economics

The Company’s objective is to locate its company-owned stores in highly visible, accessible locations and to operate the stores during convenient hours. The Company attempts to locate stores on high traffic streets or intersections, in many cases in or near destination shopping centers. The Company’s stores occupy 1,100 square feet on average and are located in strip shopping centers, free-standing buildings, and kiosks located inside major retail stores. The Company is focused on increasing the market’s awareness of ACE by using consistent signage and design at each store location. All but two of the company-owned stores are leased.

Normal business hours of the company-owned stores are from 9:00 a.m. until 7:00 p.m., Monday through Thursday, 9:00 a.m. until 8:00 p.m. on Friday, and 9:00 a.m. until 6:00 p.m. on Saturday. Currently, 203 stores are also open on Sunday, generally from 10:00 a.m. until 5:00 p.m., and several stores are open 24 hours. The business hours of any store may be changed due to local market conditions.

The Company’s store construction and facilities planning staff reviews and negotiates lease agreements for store locations, supervises the construction of new stores, the remodeling of existing stores, and performs lease management once the leases are executed. Although the size and shape of a company-owned store may vary, and since many of the stores are built out of existing space, the work area of each store is a modular-designed unit that can be customized to meet the requirements of each location while giving a uniform appearance. These modular units may be moved from one location to the next, thus reducing the costs associated with opening new stores and relocating existing stores.

The tables below show the average annual store revenues and the average store contribution for company-owned stores which were opened in the year indicated and remain open as of June 30, 2001.

		Average Store Revenues
		Year Ended June 30,
	Number of	(in thousands)
	stores open at
Year Opened:	June 30, 2001	2001	2000	1999	1998	1997

1992 and earlier	162	$245.3	$206.8	$194.3	$174.5	$163.4

1993	36	248.0	204.4	189.4	160.4	143.2

1994	34	241.3	181.4	170.8	149.3	133.5

1995	33	211.0	168.4	159.6	128.4	113.4

1996	28	236.4	188.7	168.5	143.8	109.4

1997	38	202.6	156.6	141.3	105.1	34.3

1998	54	186.3	130.5	98.4	28.0	—

1999	67	163.0	92.7	31.2	—	—

2000	72	120.7	26.4	—	—	—

2001	49	33.1	—	—	—	—

	573

Acquired stores	415

	988

		Average Store Contribution (1)
		Year Ended June 30,
	Number of	(in thousands)
	stores open at
Year Opened:	June 30, 2001	2001	2000	1999	1998	1997

1992 and earlier	162	$86.1	$92.5	$85.7	$71.9	$63.5

1993	36	79.2	84.0	80.3	60.8	48.7

1994	34	80.8	70.6	62.6	47.8	44.8

1995	33	59.7	53.2	47.6	26.2	19.6

1996	28	85.0	74.4	56.3	39.5	11.0

1997	38	54.4	36.0	30.2	1.7	(11.1)

1998	54	44.0	25.3	(0.2)	(12.5)	—

1999	67	17.6	(13.6)	(15.4)	—	—

2000	72	(10.3)	(14.6)	—	—	—

2001	49	(20.6)	—	—	—	—

	573

Acquired stores	415

	988

(1)	“Average store contribution” equals revenues less direct store expenses and store-related depreciation and amortization. Direct store expenses consist of store salaries and benefits, occupancy costs (rent, maintenance, taxes and utilities), returned checks net of collections, cash shortages, armored security costs, loan losses, and bank charges. Direct store expenses exclude region or corporate overhead, depreciation, and amortization expenses.

The capital cost of opening a new store varies depending on the size and type of store. During fiscal 2001, the Company opened 49 company-owned stores at an average capital cost of approximately $73,000 per store.

During fiscal 2001, the Company placed 71 of its self-service machines in company-owned stores. These machines were placed in existing stores operated by service associates both to test customer acceptance and use and to more efficiently provide services at those stores. The Company believes that the machines are sufficiently easy to use and reliable that it could deploy them in locations without service associates.

There can be no assurance that the Company’s stores will continue to generate the same level of revenues or revenue growth as in the past or that any new or acquired store will perform at a level comparable to any of the Company’s existing stores.

Advertising and Marketing

ACE markets and promotes service and product offerings by a variety of methods. The Company believes that its most effective marketing is through in-store programs, combining the selling efforts of store personnel with various selling messages on point-of-purchase material. The Company emphasizes courteous service and trains service associates to recognize and develop good relationships with customers. All check-cashing customers are invited to join the ACE PLUS gold card retention program, which rewards members with benefits like free check-cashing commensurate with the volume of check-cashing done at ACE. Also, through its branding with standardized signage and store design, the Company attempts to foster an image that attracts customers and inspires consumer confidence. The Company also benefits from vendor-sponsored media advertising in some markets.

Supervision and Training

The Company’s operations are organized in “regions,” which generally correspond to the market areas in which ACE operates its stores. Each region has a regional vice president (“RVP”), who reports to either the Executive Vice President of Operations or Senior Vice President of Operations and is responsible for the operations, administration, training, and supervision of the company-owned stores in his or her region. The Company currently has 11 RVP’s who supervise an average of 90 stores each. The Company currently has 66 district managers, each of whom reports to the RVP for his or her region and is directly responsible for the general management of 6 to 30 stores within his or her territory. These district managers are responsible for operations, training, scheduling, marketing, and staff motivation. Each store manager reports to a district manager, has direct responsibility over his or her store’s operations, and supervises the service associates who staff the stores.

Service associates, center managers, district managers, and RVP’s must complete formal training programs conducted by the Company. ACE has a Company-wide training program, with higher-level training conducted at the corporate office and new-hire training conducted in each regional office by corporate-trained personnel. The principal purpose of this training, which covers topics ranging from customer service to loss reduction, is to improve the Company’s delivery of products and services.

Point-of-Sale System

ACE has developed and implemented a proprietary personal computer based point-of-sale system, which has been fully operational in all company-owned stores since 1991. In addition to other management information and control functions, ACE’s point-of-sale system allows the Company to:

1)	capture, analyze, and update on a daily basis data relating to customers and transactions, including the makers of cashed checks, which allows the Company to provide service associates with on-demand access to current information for use in approving check-cashing transactions;

2)	utilize an automated decision methodology to guide service associates to take appropriate actions and to better manage risk in check-cashing transactions;

3)	monitor daily revenues by product or service on a company, regional, per store, and per employee basis;

4)	monitor and manage daily store exception reports, which record, for example, any cash shortages and late store opening times;

5)	identify cash differences between bank statements and the Company’s records (such as differences resulting from missing items and deposits);

6)	determine, on a daily basis, the amount of cash needed at each store location, allowing centralized cash management personnel to maintain the optimum amount of cash inventory in each store;

7)	reduce the risk of transaction errors by, for example, automatically calculating check-cashing and other transaction fees;

8)	provide products and services in a standardized and efficient manner, which the Company believes allows it to operate its stores with fewer personnel than many of its competitors (with many of the Company’s stores being operated by only one person);

9)	electronically transmit information and documents to third-party providers of services or products offered at the stores; and

10)	facilitate compliance with regulatory requirements.

The data captured by the point-of-sale system is transmitted daily from each store to a centralized database maintained at ACE’s headquarters and is automatically integrated into its general ledger system.

Security

All company-owned store employees work behind bullet-resistant Plexiglas and steel partitions. Each company-owned store’s security measures include safes, alarm systems monitored by third parties, teller area entry control, perimeter opening entry detection, and tracking of all employee movement in and out of secured areas. All centers are currently using centralized security; acquired centers are typically converted within one month of acquisition. The centralized system includes the following security measures in addition to those described above: identical alarm systems in all stores, remote control over alarm systems, arming/disarming and changing user codes, and mechanically and electronically controlled time-delay safes.

Since ACE’s business requires its stores to maintain a significant supply of cash, the Company is subject to the risk of cash shortages resulting from employee and non-employee theft and employee errors. Although the Company has implemented various programs to reduce these risks and provide security for its facilities and employees, there can be no assurance that these problems will be eliminated. During the 2001 and 2000 fiscal years, cash shortages from employee errors and from theft were approximately $2.9 million (1.5% of revenues) and $2.8 million (2.0% of revenues), respectively.

The Company’s point-of-sale system allows management to detect cash shortages on a daily basis. In addition to other procedures, district managers conduct audits of each company-owned store’s cash position and inventories on an unannounced, random basis.

Daily transportation of currency and checks is provided by nationally recognized armored carriers. ACE employees are not authorized to transport currency or checks.

Employees

At June 30, 2001, ACE employed 2,397 persons: 1,087 store employees, 966 store managers, 66 district managers, 11 regional vice presidents, 153 regional support personnel, 105 corporate employees, and 9 franchise personnel. Third-party firms hired by the Company conduct background checks of the Company’s new hires.

The Company considers its employee relations to be good. ACE’s employees are not covered by a collective bargaining agreement, and the Company has never experienced any organized work stoppage, strike, or labor dispute. Generally, the Company’s employees are not bonded.

Competition

The Company believes that the principal competitive factors in the check-cashing industry are location, customer service, fees, convenience, and range of services offered. The Company faces intense competition and believes that the check-cashing market is becoming more competitive as the industry matures and consolidates. The Company competes with other check-cashing stores, grocery stores, banks, savings and loans, short-term consumer lenders, other financial services entities, and any retail businesses that cash checks, sell money orders, provide money transfer services, or other similar financial services. Certain competitors of the Company, other than check-cashing stores, cash checks without charging a fee under limited circumstances. Some of the Company’s competitors that are not check-cashing companies have larger and more established customer bases and substantially greater financial, marketing, and other resources. The Company’s stores have also recently been facing competition from automated check-cashing machines, sometimes referred to as CCM’s (check-cashing machines) or SSM’s (self-service machines). These ATM-like devices have recently begun to be deployed in supermarkets, convenience stores, and other public venues by large financial services organizations. There is no assurance that the Company will be able to compete successfully with its competitors.

Trademarks

The Company has obtained several federal trademark registrations, including for “A-C-E America’s Cash Express®”, “ACE®” and its logo design.

Regulation

General. The Company is subject to regulation in several jurisdictions in which it operates, including jurisdictions that regulate check-cashing fees or require the registration of check-cashing companies or money transmission agents. The Company is also subject to federal and state regulation relating to the reporting and recording of certain currency transactions and relating to the privacy of customer information. Further, the Company’s loan-related activities are subject to federal regulation.

State Regulations. The Company operates in 17 jurisdictions that have licensing and/or fee regulations regarding check-cashing: Arkansas, Arizona, California, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Washington, and the District of Columbia. The Company is licensed in each of the states in which a license is currently required for it to operate as a check-cashing company. To the extent these states have adopted ceilings on check-cashing fees, those ceilings are in excess or equal to the fees charged by the Company.

The adoption of check-cashing fee ceilings in additional jurisdictions could have an adverse effect on the Company’s business, and existing fee ceilings could restrict the ability of the Company to expand its check-cashing operations into certain states.

In some jurisdictions, check-cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements. In addition, in those jurisdictions in which the Company operates or has operated as a “payday lender,” it is or has been licensed as such and is or has been subject to the regulations governing the terms of payday loans. Though the Company has obtained or maintained a small-loan or other specialized lender’s license in certain states, the Company believes that its activities related to the Bank Loans offered and made at the Company’s locations are not subject to state regulation; the Company believes that the Bank Loans are subject primarily to federal regulation applicable to Goleta as a lending national bank. See “Legal Proceedings.”

Federal Regulations. Under the Bank Secrecy Act regulations of the United States Department of the Treasury (the “Treasury Department”), transactions involving currency in an amount greater than $10,000 or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000 must be reported. In general, every financial institution, including the Company, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through or to the financial institution, that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any person and result in either cash in or cash out totaling more than $10,000 during any one business day. Management believes that the Company’s point-of-sale system and employee-training programs are essential to the Company in complying with these statutory requirements.

The Money Laundering Suppression Act of 1994 added a section to the Bank Secrecy Act requiring the registration of “money services businesses,” like the Company, that engage in check-cashing, currency exchange, money transmission, or the issuance or redemption of money orders, traveler’s checks, and similar instruments. The purpose of the registration is to enable governmental authorities to better enforce laws prohibiting money laundering and other illegal activities. The registration requirement was suspended pending the adoption of regulations implementing the statute, which finally occurred effective in September 1999. The regulations require money services businesses to register with the Treasury Department, by filing a form to be adopted by the Financial Crimes Enforcement Network of the Treasury Department (“FinCEN”), by December 31, 2001 and to re-register at least every two years thereafter. The regulations also require that a money services business maintain a list of names and addresses of, and other information about, its agents and that the list be made available to any requesting law enforcement agency (through FinCEN). That agent list must first be maintained by January 1, 2002 and must be updated at least annually. The Company does not believe that compliance with these requirements will have any material impact on its operations.

In March 2000, FinCEN adopted additional regulations, implementing the Bank Secrecy Act, that are also addressed to money services businesses. In pertinent part, those regulations will require money services businesses like the Company to report suspicious transactions involving at least $2,000 to FinCEN. The regulations generally describe three classes of reportable suspicious transactions — one or more related transactions that the money services business knows, suspects, or has reason to suspect (1) involve funds derived from illegal activity or are intended to hide or disguise such funds, (2) are designed to evade the requirements of the Bank Secrecy Act, or (3) appear to serve no business or lawful purpose. FinCEN has indicated that it would provide guidance in the form of examples of reportable transactions, but (so far as the Company is aware) no such examples have yet been published. This reporting requirement will apply only to suspicious transactions that occur after December 31, 2001. Because of the Company’s point-of-sale system and employee-training programs, the Company does not believe that compliance with this reporting requirement will have any material impact on its operations.

In May 1997, FinCEN proposed for comment one other set of regulations implementing the Bank Secrecy Act that could affect the Company. That proposed set of regulations requires “money transmitters” and their “agents” to report and keep records, and verify the senders of transactions in currency or monetary instruments of at least $750, but not more than $10,000, in connection with the transfer of funds to a person outside the United States. Because the Company is an agent in the MoneyGram network and an agent for MoneyLine regarding bill-payment services, the Company would be an agent of money transmitters under this proposed set of regulations. FinCEN has indicated, however, that further action regarding the proposed regulations regarding transmission of funds to persons outside the United States is being deferred indefinitely.

The Gramm-Leach-Bliley Act and its implementing federal regulations require the Company to generally protect the confidentiality of its customers’ nonpublic personal information and to disclose to its customers its privacy policy and practices, including those regarding sharing the customers’ nonpublic personal information with third parties. That disclosure must be made to customers at the time that the customer relationship is established and at least annually thereafter.

Bank Loans. As a national bank, Goleta is subject to regulation, supervision, and regular examination by various federal regulatory authorities, including the Office of the Comptroller of the Currency (the “OCC”). Because of the Company’s contractual relationships with Goleta, the Company’s activities regarding the Bank Loans are also subject to regulation and examination by the OCC and the other regulatory authorities to which Goleta is subject. To the extent an examination involves review of the Bank Loans and related processes, the OCC or other regulatory authority may require the Company to provide requested information and grant access to the Company’s locations, personnel, and records regarding the Bank Loans. The OCC’s examination of Goleta during September and October 2000 involved on-site reviews of the Company’s activities at certain of its locations as well as discussions with certain personnel of the Company. As the result of that examination, Goleta and the Company have implemented various procedures and practices recommended by OCC. The OCC is conducting a follow-up review at Goleta and the Company beginning in mid-September 2001.

Following its 2000 examination of Goleta, on November 27, 2000, the OCC issued OCC Advisory Letter 2000-10 to all national banks. In that Advisory Letter, the OCC acknowledged that a national bank may offer small, short-term loans if those loans are made in a “safe and sound” manner and in compliance with applicable consumer-protection and fair-lending laws. The Advisory Letter described various “safety and soundness, compliance, consumer protection, and other risks” to national banks that are posed by payday and similar short-term lending and are of concern to the OCC. The Advisory Letter also contained the OCC’s guidelines, or various recommended policies and procedures, to address those risks and avoid abusive lending practices. Further, the OCC expressed its view that arrangements that involve a national bank appointing a non-bank as agent significantly increase the various risks to the national bank and, therefore, the OCC’s supervisory concerns. The OCC indicated that it would carefully review existing and proposed short-term lending activities and agency arrangements of that kind, including by direct examination of the national bank and the agent or agents involved in the arrangements. The OCC also warned that agency arrangements of that kind might not afford the agent’s activities the same federal pre-emption of state and local law that a national bank’s lending activities enjoy.

In light of the OCC’s examination and the implementation by Goleta and the Company of the resulting recommendations of the OCC (which are substantially similar to those described in the Advisory Letter), the Company does not anticipate any material adverse consequences from the current follow-up review by the OCC. The OCC’s attitude toward agency relationships involving national banks is not generally favorable, however. The Company’s ability to offer Bank Loans at its locations could be adversely affected by any adverse determination by the OCC, whether as a result of the follow-up review or otherwise, or by other actions or determinations made from time to time by any of the authorities that regulate Goleta.

Governmental action to prohibit or restrict payday loans and other short-term loans has been advocated over the past few years by consumer-advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for that type of loan, which is higher than the interest typically charged by credit-card issuers to a more creditworthy consumer. This difference in credit cost is more significant if a consumer does not promptly repay the payday loan or other short-term loan, but renews (or “rolls over”) that loan for one or more additional short-term (e.g., two-week) periods. The consumer groups and media stories typically characterize short-term lending activities as “predatory” or “abusive” toward consumers. During the last few years, legislation has been introduced in the United States Congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that would prohibit or restrict payday loans and other short-term loans. So far as the Company is aware, no such federal legislation or federal regulatory proposal has made any significant progress in the legislative or regulatory process. But legislation and regulatory action that affects consumer lending has recently become effective in a few states and may be taken in other states. See “Legal Proceedings.” The Company intends to continue, with others in the payday loan and short-term loan industry, to oppose legislative or regulatory action that would prohibit or restrict payday loans or short-term loans. But if legislative or regulatory action with that effect were taken on the federal level or in states such as Texas, in which the Company has a significant number of stores, that action could have a material adverse effect on the Company’s loan-related activities and revenues.

Relationships with the Money Order and MoneyGram Suppliers

Money Order Agreement. In April 1998, the Company signed a money order agreement with Travelers Express which became effective December 17, 1998. Under this five-year agreement, the Company exclusively sells Travelers Express money orders that bear the Company’s logo. In conjunction with this agreement and the MoneyLine Agreement (which also has a five-year term), the Company received $3 million from Travelers Express in April 1998, received $400,000 per year in the fiscal years ended June 30, 1999, 2000, and 2001, and is entitled to receive an additional $400,000 per year in the next two years, for a total of $5.0 million. See “Management’s Discussion and Analysis of Financial Condition and Results of

Operations — Liquidity and Capital Resources” and Note 7 of Notes to Audited Consolidated Financial Statements. If the money order agreement is terminated under certain circumstances before the expiration of its five-year term, the Company will be obligated to repay a portion of the $3 million and the annual amounts received from Travelers Express. The money order agreement with Travelers Express does not allow an extended deferral of remittances of money order proceeds without a significant change in the Amended Collateral Trust Agreement. The Company’s payment and other obligations to Travelers Express under the money order agreement are secured by a subordinated lien on the Company’s assets in accordance with the Amended Collateral Trust Agreement described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities.”

MoneyGram Services Agreement. The Company is an agent for the receipt and transmission of wire transfers of money through the MoneyGram network. The Company’s agency relationship was previously governed by the 1996 MoneyGram Master Agreement, as amended (the “Expired MoneyGram Agreement”), with MoneyGram Payment Systems, Inc. (“MPS”), an affiliate of Travelers Express, until it expired on December 31, 2000.

In June 1996, upon the extension of the Expired MoneyGram Agreement to December 31, 2000, the Company received a bonus of $2.0 million. The Company also received incentive bonuses under the Expired MoneyGram Agreement for opening or acquiring new MoneyGram service locations. All of the bonuses received by the Company under the Expired MoneyGram Agreement have been deferred and included in other liabilities in the Company’s consolidated balance sheets and were amortized to revenues over the term of the Expired MoneyGram Agreement. Though the Expired MoneyGram Agreement expired December 31, 2000, each new incentive bonus paid during the term of the Expired MoneyGram Agreement obligated the Company to 60 store-months of MoneyGram service, and therefore, the amortization period of the bonuses received by the Company under that contract extended beyond December 31, 2000. As of December 31, 2000, $4.4 million of deferred revenue associated with the incentive bonuses remained to be amortized over the seven-year term of the agreement that superseded the Expired MoneyGram Agreement.

In June 2000, the Company signed a Money Transfer Agreement with Travelers Express and MPS that became effective on January 1, 2001 (the “New MoneyGram Agreement”). During the seven-year term of the New MoneyGram Agreement, the Company will exclusively offer and sell MoneyGram wire transfer services. Under the New MoneyGram Agreement (as under the Expired MoneyGram Agreement), the Company will earn commissions for each transmission and receipt of money through the MoneyGram network effected at a company-owned location; those commissions will equal varying percentages of the fees charged by MPS to consumers for the MoneyGram services.

Under the New MoneyGram Agreement, the Company will also be entitled to receive a total of approximately $12.5 million in bonuses, payable in equal monthly installments (without interest) over the seven-year term. The amount of those monthly installments will be subject to reduction if the Company closes or sells a significant number of those locations at which MoneyGram services are offered at the beginning of the New MoneyGram Agreement. In addition, the Company will be entitled to receive certain incentive payments regarding new MoneyGram service locations that it opens or acquires during the term of the New MoneyGram Agreement similar to those received under the Expired MoneyGram Agreement.

The New MoneyGram Agreement extended and strengthened the Company’s relationship with Travelers Express and its affiliates. That relationship includes the money order agreement as well as the MoneyLine Agreement for bill-payment services, and is therefore significant to the Company’s business. Though the Company does not anticipate any disruption of that relationship, if such a disruption were to occur, the Company’s business could be materially and adversely affected.

Bank Loans

The Company is a party to the Master Loan Agency Agreement, as amended, and ancillary agreements (collectively, the “Goleta Agreement”) with Goleta National Bank, a national bank located in Goleta, California , under which short-term loans made by Goleta are offered at almost all company-owned locations. Under the Goleta Agreement, the offering of Bank Loans is also subject to various operational requirements of Goleta set forth in its Bank Loan Operating Manuals delivered to the Company (the “Operating Manuals”).

The terms of the Bank Loans are established, and subject to change from time to time, solely by Goleta. Currently, a Bank Loan may be up to $500 and must be repaid in 14 days. A Bank Loan may be renewed by a borrower only if at least five percent of the outstanding principal amount is paid. A borrower may have only one Bank Loan outstanding at a time.

Goleta determines, in accordance with its credit criteria, those applicants to whom a Bank Loan will be made. The Company’s involvement in the Bank Loan process is limited to the electronic transmission of information and documents in accordance with procedures established by Goleta. A Bank Loan is funded into the borrower’s account at Goleta. Access to those funds is through a debit card and personal identification number issued by Goleta in the Bank Loan process. That debit card (with identification number) may be used at various ATM machines or retail stores or at company-owned locations.

A Bank Loan may be repaid at an ACE company-owned location or deducted from the borrower’s bank account through an ACH transaction, for transmission to Goleta and credit to the borrower’s bank account. Goleta has appointed the Company as servicing agent for any necessary collection activity regarding past-due Bank Loans, subject to Goleta’s reasonable direction. Goleta has sole authority to modify the terms, or extend the payment, of any Bank Loans.

Under the Goleta Agreement, the Company must purchase from Goleta a participation interest in all Bank Loans made on a previous day or previous days. That participation entitles the Company to substantially all of the interest received by Goleta from the borrowers, and subjects the Company to substantially all of the risk of nonpayment by the borrowers. The Company must pay Goleta a participation fee for Goleta’s originating the Bank Loans.

The Company is responsible under the Goleta Agreement for up to substantially all of any third-party claims, including regulatory claims, regarding the Bank Loans other than claims resulting solely from Goleta’s misconduct. See “Legal Proceedings.”

The Company has agreed in the Goleta Agreement not to offer at its company-owned locations any short-term loan that is substantially similar to the Bank Loans, except that the Company may offer its payday loan service or other short-term loans where Bank Loans cannot be offered (because of contractual, legal, or regulatory limitations) and may offer short-term loans by other lenders at a limited number of its company-owned locations. Goleta has agreed in the Goleta Agreement not to offer or make Bank Loans or any substantially similar short-term loan anywhere in the United States except at an office of Goleta or as required by law. The parties’ exclusivity obligations will be effective so long as applications for a minimum number of Bank Loans are submitted to Goleta from ACE locations during the 12-month period beginning April 14 of each year.

The term of the Goleta Agreement will expire on April 13, 2006, at the earliest. That term will be extended annually if applications for a certain number of Bank Loans are submitted to Goleta from ACE locations during the 12-month period beginning April 14 of each year. As of June 30, 2001, the number of Bank Loan applications submitted to Goleta meets the minimum required to extend the exclusivity.

Either party may terminate the Goleta Agreement because of (1) the other party’s insolvency, (2) the other party’s failure to make any required payment or to perform any other material obligation that is not cured after notice, (3) any action by a regulatory authority that requires Goleta to cease making Bank Loans or imposes restrictions that would materially and adversely affect Goleta’s ability to make Bank Loans, or (4) Goleta’s termination of the Company’s authority to offer Bank Loans at a significant number of company-owned stores because the Company’s operations at those particular locations do not comply with the Operating Manuals. In addition, Goleta may terminate (a) the Goleta Agreement if it reasonably determines that the Company is not in compliance with the Operating Manuals and the noncompliance is not cured after notice of noncompliance from Goleta, and (b) the Company’s authority to offer Bank Loans at one or more particular locations if the Company’s operations at those locations do not comply with the Operating Manuals and the noncompliance at those locations is not cured after notice of noncompliance from Goleta. The Company may also terminate the Goleta Agreement upon its determination that any change by Goleta in the terms of the Bank Loans or its credit criteria has adversely affected or would adversely affect the market for Bank Loans.

Because the Company’s economic interest in the Bank Loans results from the purchase of participations, the Company is dependent on Goleta’s originating the Bank Loans. If any change in the terms of, or the credit criteria for, the Bank Loans were to result in losses that the Company deems unacceptable, the Company’s sole legal recourse would be to exercise its right to terminate the Goleta Agreement.

The Goleta Agreement permits the Company to offer Bank Loans at many more of its locations than it could offer its payday loan service. If the Goleta Agreement were terminated or the Company’s ability to offer Bank Loans at a significant number of its locations were otherwise restricted, then (even though the Company might again be able to offer a payday loan service at many of its locations) the Company’s loan-related revenues could be materially and adversely affected.

Investment in ePacific

In March and April 2000, the Company invested a total of $1 million in ePacific Incorporated (“ePacific”), a private company in the business of providing customized debit-card payment systems and electronic funds transfer processing services, which has been recorded under the cost method and is included in other assets. ePacific, formerly a controlled subsidiary of Goleta, provides the debit-card system and processing services to Goleta to enable it to make the Bank Loans described above in “— Bank Loans.”

The Company’s investment in ePacific was made at the same times, and on the same terms, as the investment by two venture capital investors. The Company purchased approximately 14% of the shares of ePacific’s Series A Convertible Preferred

Stock purchased by the group of investors. The terms of those shares are typical of preferred stock issued and purchased in venture capital investments, and include the right to periodic dividends from ePacific, the right to a preferential distribution upon liquidation of ePacific, voting rights with ePacific common stock, and the right to convert the preferred stock into ePacific common stock. Under a stockholders’ agreement with ePacific and its other stockholders, the Company agreed to certain restrictions on transfer of its ePacific stock, received certain securities registration rights regarding resale of its ePacific stock, and received the right to designate one person to serve as a director of ePacific. The Company designated Jay B. Shipowitz, its President and Chief Operating Officer, to serve as a director of ePacific.

The investment in ePacific was motivated by the Company’s belief that the market for financial-services products delivered through debit-ATM cards will continue to expand; a reason for that expansion is the technology that now permits value to be placed or “loaded” on a debit-ATM card for a consumer in a retail environment. The Company also believes that ePacific has developed unique debit-card processing applications for internet users that may allow it to compete effectively with some of the larger debit-card processors.

Arrangements Regarding Secured Notes

In December 1996, the Company consummated a private placement of $20 million of its 9.03% Senior Secured Notes (“Notes”) and issued the Notes to Principal Life Insurance Company (formerly known as Principal Mutual Life Insurance Company) (“Principal”) under the terms of a Note Purchase Agreement dated as of November 15, 1996 (the “Note Purchase Agreement”). The net proceeds of the issuance of the Notes were used to pay in full the then outstanding $18.5 million principal amount of the Company’s term-loan indebtedness (incurred for acquisitions and capital expenditures), plus corresponding interest and fees, and for general corporate purposes of the Company.

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

The Company’s obligations under the Notes, the Note Purchase Agreement, and all ancillary documents entered into with Principal are secured by liens on all of the assets of the Company. Concurrent with the Note Purchase Agreement, the Company entered into a Collateral Trust Agreement dated as of November 15, 1996 (the “Original Collateral Trust Agreement”), with Wilmington Trust Company, as trustee (the “Collateral Trustee”), Principal, and the Company’s other secured lender at the time. The Original Collateral Trust Agreement created a collateral trust to secure the Company’s obligations to both of its then existing secured lenders and, under conditions set forth therein, future secured lenders to the Company. The collateral trust continues to exist, though the Original Collateral Trust Agreement has been amended and superseded in connection with the establishment and renewals of the Company’s credit facilities with a syndicate of bank lenders, as described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities.”

Credit Facilities

On November 9, 2000, the Company entered into an Amended and Restated Credit Agreement with a syndicate of banks (the “Lenders”) represented by Wells Fargo Bank Texas, National Association (“Wells Fargo Bank”), as lead agent (the “Credit Agreement”). The Credit Agreement provided for the renewal and increase of the Company’s revolving credit facility, and the restructuring, increase, and amendment of the Company’s term-loan credit facility, under the preceding credit agreement with a syndicate of bank lenders. The credit facilities under the Credit Agreement consist of a revolving line-of-credit facility of $155 million and a reducing revolving facility of a maximum $65 million (subject to periodic reduction). The revolving line-of-credit facility is used for working capital and general corporate purposes of the Company, and the reducing revolving facility is used for store construction and relocation and other capital expenditures of the Company, including acquisitions, and refinancing other indebtedness of the Company. Also, upon certain conditions, in addition to the revolving line-of-credit facility, the Company has available, from Wells Fargo Bank and certain of the other lenders, an additional 25-day revolving advance facility of up to $25 million and, from Wells Fargo Bank, a standby letter-of-credit facility of up to $1.5 million. The terms of the Credit Agreement and ancillary documents are described in more detail at “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities.”

ITEM 2. PROPERTIES

All but two of the Company’s stores are leased, generally under leases providing for an initial term of three years and optional renewal terms of from three to six years. The Company acquired, as part of the Check Express acquisition in February 1996, and still owns the land and building at which two of the Company’s stores are located, one in Indianapolis, Indiana and the other in Tampa, Florida. The Company’s headquarters offices in Irving, Texas, a suburb of Dallas, occupy approximately 56,000 square feet under an 84-month lease, the term of which expires in 2008.

ITEM 3. LEGAL PROCEEDINGS

A number of lawsuits and state regulatory proceedings have been filed or initiated, particularly since July 1, 2001, against the Company regarding its loan-related activities. Those activities consist of (1) offering Bank Loans, which are short-term loans made by Goleta National Bank (“Goleta”), at almost all of the Company’s locations, and (2) offering a check-based service commonly known as a “payday loan” at certain (and currently only relatively few) of its locations. Before May 2000, the Company offered payday loans at its locations in jurisdictions that it believed legally permitted that service. See “Business — Customers and Services — Loan Services” and “ — Bank Loans.” The lawsuits and state regulatory proceedings pending as of September 21, 2001, are described below.

The Company has been informed that additional lawsuits may be filed against the Company, Goleta, and/or certain directors and officers of the Company in various other jurisdictions in the United States as nationwide or statewide class actions. A key issue in the existing, and any future, lawsuits and state regulatory proceedings that concern the Bank Loans is, or is expected to be, whether Goleta or the Company is properly regarded as the lender. The Company and Goleta maintain that, as provided by the legal documentation and marketing materials for the Bank Loans, Goleta is the lender and that, because Goleta is a national bank located in California, the Bank Loans, including the interest that may legally be charged, should be governed by federal and California law. The plaintiffs in those lawsuits and the regulatory authorities in those state regulatory proceedings, however, generally maintain that the Company should be regarded as the lender, because of its agent services in connection with the Bank Loans and its purchase of participation interests in the Bank Loans, and that the Bank Loans, including the interest that may legally be charged, should be governed by the laws of the respective states in which the borrowers reside. If the Company were held to be the lender, then the interest charged for the Bank Loans would violate most of the applicable states’ usury laws, which impose maximum rates of interest or finance charges that a lender may charge. The consequences to the Company of such a holding in any lawsuit or regulatory proceeding would depend on the applicable state’s usury and consumer-protection laws and on the basis for a finding of violation of those laws. But those consequences could include the Company’s obligation to refund interest collected on the illegal Bank Loans, to refund the principal amount of the illegal Bank Loans, to pay treble or other multiple damages, to pay monetary penalties specified by statute, and to cease offering the Bank Loans (at least as theretofore offered). The Company is committed to defend these lawsuits through trial and, if necessary, appeal.

The Company expects that the defense of the lawsuits and state regulatory proceedings described below, even if successful, will require substantial time and attention of certain of its senior officers and other management personnel that would otherwise be spent on other aspects of its business and will require the expenditure of significant amounts for legal fees and other litigation-related costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Litigation Expenses.” In addition, the Company would be adversely affected if it were unable to successfully defend against the claims made in these lawsuits and state regulatory proceedings. The effects on the Company of an adverse determination would vary depending on the particular adverse determination and the particular lawsuit or regulatory proceeding in which it occurred. In general, however, the Company believes that the effects of an adverse determination regarding its payday-loan service would be less severe than the effects of an adverse determination regarding its current and widespread offering of Bank Loans. If the Company were held to be the lender of the Bank Loans, then the Company would likely (1) become obligated to pay amounts as damages and other relief that could significantly impair the Company’s financial condition and financial resources, and its business as a whole (and not merely its loan-related business), and (2) be ordered to cease the offering of Bank Loans by Goleta or to significantly modify the terms on which Bank Loans are offered. If the Company were required only to cease offering the Bank Loans or to significantly modify the terms on which the Bank Loans are offered, then its loan-related revenues could be materially impaired (even if the Company were able again to offer a payday-loan service at many of its locations).

Pending Lawsuits — Payday Loans

Eva J. Rowings v. Ace Cash Express, Inc.: This lawsuit regarding the Company’s former “payday loan” activities in Indiana was filed against the Company in the United States District Court for the Southern District of Indiana on December 17, 1999. The plaintiff, for herself and others similarly situated, alleged in the original complaint and first amended complaint that the Company’s disclosures to recipients of payday loans in Indiana did not comply with the disclosure requirements of the federal Truth in Lending Act (“TILA”), Regulation Z of the Federal Reserve Board (“Regulation Z”), and the Indiana Uniform Consumer Credit Code (the “Indiana UCCC”). On January 27, 2000, the plaintiff filed a second amended complaint alleging that the Company’s payday-loan finance charges exceeded those permitted by the Indiana UCCC and by Indiana Code 35-45-7-2 (Indiana’s “loansharking” statute) and that those loans are therefore void. Regarding the disclosure-violation claims under the federal TILA, Regulation Z, and the Indiana UCCC, the plaintiff seeks to represent a class of the Company’s payday-loan customers since December 17, 1998. Regarding the excess-finance-charge claims, the plaintiff seeks to represent a class of the Company’s payday-loan customers since December 17, 1997 who were assessed finance charges at an annual interest rate greater than 72%.

The plaintiff seeks to recover, for herself and members of the respective putative classes, monetary damages for the disclosure-violation claims as specified by the federal TILA, Regulation Z, and the Indiana UCCC, unspecified damages for the excess-finance-charge claims, the plaintiff’s attorneys’ fees and expenses, court costs, and other appropriate relief. If the court were to certify this lawsuit as a class action and if the Company were found to have violated the disclosure requirements of the federal TILA, Regulation Z, and the Indiana UCCC, the Company’s maximum liability under each such statute would be the sum of (1) any actual damages sustained by the class as a result of the violation, (2) the lesser of $500,000 or 1% of the Company’s net worth, and (3) reasonable attorneys’ fees and court costs. If the court were to certify this lawsuit as a class action and if the Company’s finance charges were found to have violated Indiana Code 35-45-7-2, the payday loans to the class could be declared void. If the court were to certify this lawsuit as a class action and if the Company’s finance charges were found to have violated the Indiana UCCC’s limitations on finance charges, the Company could be required to refund to the class all finance charges paid in excess of the maximum finance charges permitted under the Indiana UCCC and to pay a penalty (to be determined by the court) in a maximum amount equal to the greater of either all of the finance charges received or up to ten times the amount of all excess finance charges received.

Through mid-March 2000, the plaintiff had filed motions for class certification, and the Company had filed motions to dismiss the plaintiff’s disclosure-violation claims and to request that the court decline jurisdiction over the plaintiff’s excess-finance-charge claims. Because of its request, the Company did not formally respond to the excess-finance-charge claims. Had it done so, a significant part of the Company’s defense would have been that the Indiana UCCC permitted a “minimum loan finance charge,” with which the Company’s finance charges complied, and that such minimum loan finance charge was an exception to the interest rate limitations in the Indiana UCCC and to the Indiana loansharking statute. This defense was common to numerous other “payday-lending” lawsuits pending in federal courts in Indiana at that time. On October 12, 2000, the court stayed this lawsuit (as well as other payday-lending lawsuits) and certified questions to the Indiana Supreme Court regarding the proper interpretation of the interest-rate-limitation provisions of the Indiana UCCC and the Indiana loansharking statute.

On August 16, 2001, the Indiana Supreme Court held that lenders subject to Indiana law may not collect the minimum loan finance charge permitted under the Indiana UCCC if the minimum loan finance charge exceeds the finance charge the lender could receive if it contracted for interest at the maximum rate permitted under the Indiana UCCC or the Indiana loansharking statute. The Company does not agree with the Indiana Supreme Court’s decision and is evaluating appropriate legal (including regulatory and legislative) responses to it. Nevertheless, the Company expects that if the decision is not withdrawn or modified, the Company will now be unable to defend the plaintiff’s excess-finance-charge claims based on the Company’s interpretation of the Indiana UCCC. (The plaintiff’s disclosure-violation claims and the Company’s defenses to those claims should not be affected by the Indiana Supreme Court’s decision.)

The Company believes that it has other defenses to the plaintiff’s excess-finance-charge claims. But if the court were to certify this lawsuit as a class action and the Company’s other defenses against such claims are unsuccessful, the court could declare the Company’s payday loans to be “void.” The consequences of such a declaration in the Company’s circumstances are not clear. The Company currently believes, however, that the court could order the Company to refund all finance charges received from members of the putative class, to whom payday loans were made in Indiana from December 15, 1997 until April 2000, when the Company ceased to offer payday loans in Indiana. If the court were to so order, the Company’s refund obligations would be approximately $1 million. In addition, the Company could be required to pay the plaintiff’s attorneys’ fees and expenses and court costs, and perhaps even a penalty (as described above). Because the Company is offering only Bank Loans at the Company’s locations in Indiana, any such order by the federal court would not require the Company to cease any of its current loan-related business.

On September 12, 2001, the federal court reopened this lawsuit. Since the suspension of activity in this lawsuit in October 2000, the court denied all of the parties’ pending motions, without prejudice to their making the same motions within 30 days after the reopening of this lawsuit. The Company expects that the same motions will now be made and that the parties will conduct discovery, which had only begun at the time of the suspension. To recover for a class of plaintiffs in this lawsuit, the plaintiff still must convince the federal court to certify the class and must prove the material allegations in favor of the class. The Company intends to vigorously oppose this lawsuit to the extent of its available legal defenses. The court has also ordered that the parties to all of the payday-lending lawsuits before it, including this lawsuit, participate in settlement conferences with a federal magistrate. The settlement conference for this lawsuit is scheduled for October 29, 2001.

Wendy Betts, John Cardegna and Gary M. Kane v. Ace Cash Express, Inc. et al.: This lawsuit regarding the Company’s former deferred-deposit (“payday loan”) activities in Florida was filed in a Florida state Circuit Court in Orange County, Florida, against the Company, its wholly owned subsidiary Check Express, Inc., and certain unnamed persons described in the complaint. In this lawsuit the plaintiffs, for themselves and others similarly situated since January 27, 1996, alleged that the Company’s deferred-deposit activities in Florida violated certain Florida lending practices and usury statutes, the Florida Consumer Finance Act, the Florida Deceptive and Unfair Trade Practices Act, and the Florida Civil Remedies for Criminal Practices Act and constituted fraud. The plaintiffs sought an injunction against any such further alleged illegal activities as well as actual and punitive damages of various kinds, including forfeiture of the total amount of the deferred-deposit transactions with the purported class of customers in Florida, an amount equal to twice the fees and charges received by the Company from those transactions, an amount equal to three times the damages suffered by the purported class, the plaintiffs’ attorneys’ fees, and court costs.

In February 2001, the Attorney General of the State of Florida filed a motion to intervene as a plaintiff in this lawsuit, but the court denied that motion. On May 29, 2001, the court dismissed the plaintiffs’ complaint with prejudice. The plaintiffs have filed a notice of appeal, but no appellate briefs have yet been filed.

Shirley Porter and Joyce Davis v. Ace Cash Express, Inc: This lawsuit regarding the Company’s former “payday loan” activities in Louisiana was filed in the United States District Court for the Eastern District of Louisiana and was served on the Company on March 30, 2000. This lawsuit was filed against the Company and persons who “have owned, organized, developed, controlled and promoted and profited from” the alleged illegal activities of the Company described in the complaint. The plaintiffs, for themselves and others similarly situated, alleged that the Company’s lending and collection activities regarding payday loans in Louisiana violated the Louisiana Small Loan Act, resulted in unconscionable (and therefore unenforceable) contracts, involved the charging and collection of fees that were excessive under the Louisiana Consumer Credit Law, involved charging and collecting usurious interest under Louisiana law, and violated the federal Racketeer Influenced and Corrupt Organizations (“RICO”) Act. The class that the plaintiffs sought to represent consisted of recipients of payday loans from the Company in Louisiana since February 25, 1999, regarding the Louisiana state-law claims, and since February 25, 1996, regarding the federal RICO Act claim. The plaintiffs sought an injunction against any such further alleged illegal activities as well as damages of various kinds, including an amount equal to all fees and charges received by the Company from the payday loans made to the purported class of customers in Louisiana, an amount equal to three times the damages suffered by the purported class, the plaintiffs’ attorneys’ fees, and court costs.

On October 27, 2000, the court dismissed the plaintiffs’ complaint with prejudice. The plaintiffs filed a notice of appeal with the federal Court of Appeals for the Fifth Circuit on May 2, 2001, and the parties have filed appellate briefs. The court has scheduled oral arguments for the week of November 5, 2001.

Eugene R. Clement v. Ace Cash Express, Inc. and Neil Gillespie v. Ace Cash Express, Inc.: This lawsuit regarding the Company’s former deferred-deposit (“payday loan”) activities in Florida is pending in a Florida state Circuit Court in Hillsborough County, Florida. It is the result of the consolidation on August 8, 2000, of two separate lawsuits filed against the Company in the court. Each of those lawsuits purported to be a class action and alleged that the Company’s deferred-deposit activities violated the federal TILA, the Florida usury laws, and the Florida Deceptive and Unfair Trade Practices Act. The plaintiffs sought an injunction against any further alleged illegal activities as well as actual and punitive damages of various kinds, including damages under the federal TILA, an amount equal to twice the fees and charges received by the Company from its deferred-deposit transactions with the purported class of customers in Florida, the plaintiffs’ attorneys’ fees, and court costs.

The Attorney General of the State of Florida has also intervened as a plaintiff in this lawsuit. That intervention, which the court permitted on March 28, 2001, occurred during an investigation by the Florida Attorney General’s office of the deferred-deposit activities of the Company and the three other largest “payday lenders” in Florida. The intervenor complaint filed on April 11, 2001 named as defendants, in addition to the Company, the Company’s Chairman of the Board, Raymond C. Hemmig; the Company’s Chief Executive Officer, Donald H. Neustadt; and a current employee and a former employee of the Company. The intervenor complaint alleged violations by the Company and the other named defendants of the Florida RICO Act in addition to violations of the Florida usury laws and the Florida Deceptive and Unfair Trade Practices Act. The intervenor complaint sought all remedies available under the Florida RICO Act, including the civil forfeiture of all money and other property of the Company used in, derived from, or realized through the Company’s deferred-deposit activities in Florida, the revocation of each license or permit of the Company granted by any Florida state agency, and an injunction against future violations of usury laws or the Florida RICO Act. The intervenor complaint also sought, because of alleged violations of other Florida laws, the payment to Florida consumers of actual damages caused by the Company’s illegal activities, the payment to the State of Florida of certain civil penalties, the divestiture of any interests of the Company in Florida real property, and the payment of attorneys’ fees and costs.

On July 7, 2001, the court dismissed the plaintiffs’ existing complaints without prejudice. The court found that the Company’s deferred-deposit transactions were authorized under Florida law. On August 2, 2001, plaintiffs Clement and Gillespie filed an amended consolidated complaint that restated their previous claims or allegations against the Company under the Florida usury laws and the Florida Deceptive and Unfair Trade Practices Act. The Company has filed a motion to dismiss that complaint, and that motion is pending before the court. On August 29, 2001, the Attorney General of the State of Florida filed an amended complaint that restated its previous allegations against the Company and the other named defendants under the Florida usury laws, the Florida Deceptive and Unfair Trade Practices Act, and the Florida RICO Act and that also named as additional defendants certain former franchisees of the Company in Florida, one of whose locations has been acquired by the Company. The Company intends to file a motion to dismiss that complaint.

Mayella Veasey et al. v. Ace Cash Express, Inc.: This lawsuit regarding the Company’s former deferred-presentment (“payday loan”) activities in Arkansas was filed in the Arkansas state Circuit Court of Pulaski County, Arkansas, in December 2000 and was served on the Company on March 22, 2001. The plaintiff, for herself and others similarly situated, alleges that the Company’s deferred-presentment transactions in Arkansas from June 15, 1999 to May 1, 2000 violated the usury laws of Arkansas. The plaintiff is represented by the same counsel that represented the plaintiffs in the previous lawsuit against the Company in Arkansas regarding deferred-presentment transactions. That previous lawsuit, which was settled by the Company in October 2000, related to the Company’s deferred-presentment transactions in Arkansas through June 15, 1999, when a statute that expressly authorized such transactions, the Check Cashers Act, became effective in Arkansas. The Company believes that this new lawsuit was prompted by the decision of the Arkansas Supreme Court in March 2001 to the effect that a portion of the Check Cashers Act was unconstitutional insofar as it may purport to construe or define the usury provisions of the Arkansas Constitution. That decision did not, however, address the legality of any deferred-presentment transaction effected under the Check Cashers Act. Because the Company has offered only short-term loans made by Goleta National Bank at the Company’s locations in Arkansas since May 1, 2000, the Company has not entered into any deferred-presentment transactions in Arkansas since that date. The complaint seeks damages in an amount equal to twice the amount paid by customers of deferred-presentment transactions in Arkansas during the specified 101/2-month period as well as the plaintiff’s reasonable attorneys’ fees and costs. The Company has determined that, if the court were to certify this lawsuit as a class action and if all of the plaintiff’s allegations on behalf of the class were proven at trial, the damages requested from the Company (apart from attorneys’ fees and costs) would be less than $1 million. Nevertheless, there has been no court hearing regarding class certification, and the Company denies all of the plaintiff’s allegations. The Company believes that the deferred-presentment transactions complied with the Check Cashers Act, including the limitations on fees described in the Check Cashers Act, and that the fees received by the Company did not constitute usurious interest that would violate the Arkansas Constitution.

Pending Lawsuits — Bank Loans

Jennafer Long v. Ace Cash Express, Inc.: This lawsuit regarding Bank Loans offered and made at the Company’s locations in Florida was filed in a Florida state Circuit Court in Clay County, Florida, and was served on the Company on November 8, 2000. The plaintiff, for herself and others similarly situated, alleges that the Bank Loans offered at the Company’s locations in Florida are being made by the Company rather than by Goleta and, therefore, that those Bank Loans violate Florida usury laws and the offering of those Bank Loans involves misrepresentations and deceptive practices in violation of Florida law. The plaintiff seeks an unspecified amount of damages, including an amount equal to all interest charged on the Bank Loans made in Florida, the plaintiff’s attorneys’ fees, and court costs.

The Company believes that the Bank Loans are being made by Goleta, a national bank located in California, and are therefore governed by federal and California law, and are not subject to Florida usury laws. The Company’s attempt to remove this case to federal court has been unsuccessful. The Company has filed a motion to require that Goleta be joined as an indispensable party. On August 30, 2001, Goleta filed a motion to intervene as a defendant in this lawsuit.

State of Colorado, ex rel. Ken Salazar, Attorney General for the State of Colorado, and Laura E. Udis, Administrator, Uniform Consumer Credit Code v. Ace Cash Express, Inc.: This lawsuit regarding Bank Loans offered and made at the Company’s locations in Colorado was filed on behalf of the State of Colorado against the Company in a Colorado state District Court in the City and County of Denver, Colorado, on July 13, 2001. The complaint alleges that the Bank Loans offered and made by Goleta at the Company’s locations in Colorado are “deferred deposit” loans subject to the Colorado Deferred Deposit Loan Act (the “DDLA”), which is part of the Colorado Uniform Consumer Credit Code (the “Colorado UCCC”); that the second and third renewals of the Bank Loans violate the DDLA (which purports to permit only one renewal of deferred deposit loans at the interest rates permitted by the DDLA); and that the Company is required to maintain a license as a “supervised lender” in Colorado because of its activities in connection with the Bank Loans. The Company voluntarily relinquished its license as a supervised lender in Colorado in December 2000.

In its complaint, the State of Colorado seeks various remedies under the Colorado UCCC and other Colorado law, including the refund to borrowers of all finance charges or interest received on all Bank Loans made in Colorado while the Company was unlicensed; the refund to borrowers of all finance charges or interest received on all second and third renewals of the Bank Loans since July 1, 2000, the effective date of the DDLA; and a penalty (to be determined by the court) equal to the greater of either all of the finance charges or interest received or up to ten times the amount of all excess finance charges or interest received. The complaint also seeks an injunction prohibiting the Company from continuing to engage in activities regarding the Bank Loans in Colorado without a supervised lender license.

On July 31, 2001, the State of Colorado filed a motion for a preliminary injunction to require the Company to cease all activities regarding the Bank Loans in Colorado immediately, subject to an expedited hearing on the legality of those activities. On August 10, 2001, the Company removed this lawsuit to the United States District Court for the District of Colorado on the grounds that the alleged limits on interest charges on second and third renewals imposed by the DDLA are completely preempted by federal law and the State’s claims accordingly involve questions of federal law. On September 4, 2001, the State of Colorado filed a motion to remand this lawsuit back to the Colorado state court. A hearing in the federal court regarding that motion is scheduled for November 19, 2001.

The Company plans to make various arguments for its positions under both federal and Colorado law. Those arguments will include that the Bank Loans are not deferred deposit loans under the DDLA; that the Company cannot be required to obtain a supervised lender license in light of federal laws applicable to Goleta and its agents; that the State is not entitled to the remedies it is seeking for the alleged licensing violations; and that the limits regarding loan renewals imposed by the DDLA are preempted by federal law. Though the Company does not admit that it is required to obtain a supervised lender license under the Colorado UCCC, it has submitted applications for re-licensure and has begun discussions with the State regarding resolution of the State’s licensing claims.

Vonnie T. Hudson v. Ace Cash Express, Inc. et al.: This lawsuit regarding the Bank Loans offered and made at the Company’s locations in Indiana was filed on September 11, 2001 in the United States District Court for the Southern District of Indiana. This lawsuit was filed against the Company; Goleta; the Company’s Chairman of the Board, Raymond C. Hemmig; the Company’s Chief Executive Officer, Donald H. Neustadt; the Company’s President and Chief Operating Officer, Jay B. Shipowitz; and a former employee of the Company. The plaintiff alleges that all of the defendants’ loan-related activities violate the Indiana UCCC and the Indiana “loansharking” statute, because the interest charged for the Bank Loans exceeds the finance charges permitted by those statutes; that the Company’s and Goleta’s loan-related activities violate the federal TILA, Regulation Z, and the Indiana UCCC, because the disclosures to borrowers of Bank Loans do not comply with the disclosure requirements of those laws; and that the loan-related activities of all of the defendants other than the Company violate the federal RICO Act. In the complaint the plaintiff purports to represent a class of all persons to whom a Bank Loan has been made at any location of the Company in Indiana (1) since September 11, 1999, regarding the excess-charge claims, (2) since September 11, 2000, regarding the disclosure-violation claims, and (3) since September 11, 1997, regarding the federal RICO Act claims. The plaintiff seeks relief of various kinds, including (a) for the members of the class of plaintiffs who were allegedly charged excessive interest, an order declaring the Bank Loans to them “void,” the refund of all finance charges or interest paid by them in excess of the maximum finance charges permitted under the Indiana UCCC, and a penalty (to be determined by the court) in a maximum amount equal to the greater of either all of the finance charges or interest received from them or up to ten times the amount of all excess finance charges or interest received from them; (b) for the members of the class of plaintiffs who allegedly did not receive proper disclosures under the federal TILA, Regulation Z, and the Indiana UCCC, statutory damages of $500,000 each for violations of those statutes; (c) for the members of the class of plaintiffs allegedly damaged because of violations of the RICO Act, an amount equal to three times those damages; and (d) the plaintiff’s attorneys’ fees and court costs. The plaintiff’s counsel are the same as the plaintiff’s counsel in the Eva J. Rowings lawsuit described above.

The Company and the other defendants intend to file an answer denying all of the plaintiff’s material allegations in the complaint, which are based on the contention that the Bank Loans should be regarded as made by the Company rather than Goleta.

Pending Lawsuits — Payday Loans and Bank Loans

Gina Johnson and Katherine Larsen v. Ace Cash Express, Inc. et al.: This lawsuit regarding both the Company’s former “payday loan” activities and the Bank Loans offered and made at all of the Company’s locations was filed on August 3, 2001 in the United States District Court for the District of Maryland. On September 12, 2001, the plaintiffs filed an amended complaint against the Company; Goleta; the Company’s Chairman of the Board, Raymond C. Hemmig; the Company’s Chief Executive Officer, Donald H. Neustadt; the Company’s President and Chief Operating Officer, Jay B. Shipowitz; and unnamed franchisees of the Company. In the amended complaint, the plaintiffs purport to represent a class of all consumers in the United States with whom the Company has entered into any payday-loan transaction or to whom a Bank Loan has been made at any location of the Company since August 3, 1997, as well as various overlapping sub-classes of persons who have engaged in those kinds of transactions with the Company or at the Company’s locations and are alleged to be victims of particular types of illegal activities under the laws of various states in the United States during the time periods within the various applicable statutes of limitations. The plaintiffs allege that the defendants’ loan-related activities violate the federal RICO Act, the federal TILA, the federal Electronic Funds Transfer Act, the federal Fair Debt Collection Practices Act, and the laws and regulations of various states regarding usury, deceptive trade practices, and other consumer protections. The plaintiffs seek relief of various kinds, including a permanent injunction against any further alleged illegal activities; the return (as restitution) to the class and sub-classes of plaintiffs of all amounts paid to the defendants; an order that all obligations of the class and sub-classes of plaintiffs to the defendants are void; statutory damages of $500,000 each for violations of the federal TILA, the federal Electronic Funds Transfer Act, and the federal Fair Debt Collection Practices Act; damages equal to three times the amount of all fees and interest paid by the class and sub-classes of plaintiffs since August 3, 1997; an order dissolving the Company and permanently enjoining all defendants from conducting any future financial services business; exemplary damages of at least $250 million; and compensatory and punitive damages to plaintiff Johnson of at least $100,000.

The Company and the other defendants intend to file an answer denying, or a dispositive motion opposing, all of the plaintiffs’ material allegations in the amended complaint. Many of the plaintiffs’ allegations regarding the Bank Loans are based on the contention that those Bank Loans should be regarded as made by the Company rather than Goleta.

Rufus Patricia Brown v. Ace Cash Express, Inc. et al.: This lawsuit regarding both the Company’s former “payday loan” activities and the Bank Loans offered and made at the Company’s locations in Maryland was filed on August 20, 2001 in the Circuit Court for Baltimore City, Maryland. On September 7, 2000, the Company removed this lawsuit to the United States District Court for the District of Maryland on the grounds that federal jurisdiction exists because of the parties’ diversity of citizenship and that a federal question (whether the plaintiff’s usury claims are preempted by federal banking law) exists. On September 12, 2001, the plaintiff filed an amended complaint against the Company and unnamed franchisees of the Company. In the complaint, the plaintiff purports to represent a class of all consumers with whom the Company has entered into any payday-loan transaction or to whom a Bank Loan has been made at any location of the Company in Maryland since April 1, 2000. The plaintiff alleges that the defendants’ loan-related activities violate the Maryland usury laws, the Maryland Consumer Loan Law, the Maryland Unsecured Closed End Credit Regulation Act, and the Maryland Consumer Protection Act and are unconscionable under Maryland law. The plaintiff seeks relief of various kinds, including a permanent injunction against any further alleged illegal activities, an order that all obligations of the class of plaintiffs to the defendants are void, the return (as restitution) to the class of plaintiffs of all amounts paid to the defendants, an order dissolving the Company and prohibiting all defendants from conducting any further financial services business, the disgorgement and return of all profits from the loan-related activities, the plaintiff’s attorneys’ fees and expenses, and court costs.

The Company intends to file an answer denying, or a dispositive motion opposing, all of the plaintiff’s material allegations in the amended complaint, which are based on the contention that the Bank Loans should be regarded as made by the Company rather than Goleta.

Beverly Purdie v. Ace Cash Express, Inc. et al.: This lawsuit regarding both the Company’s former “payday loan” activities and the Bank Loans offered and made at the Company’s locations was filed on September 6, 2001 in the United States District Court for the Northern District of Texas. This lawsuit was filed against the Company; the Company’s Chairman of the Board, Raymond C. Hemmig; the Company’s Chief Executive Officer, Donald H. Neustadt; the Company’s President and Chief Operating Officer, Jay B. Shipowitz; and a former employee of the Company. In the complaint, the plaintiff purports to represent a class of all consumers in the United States with whom the Company has entered into any payday-loan transaction or to whom a Bank Loan has been made at any location of the Company since September 6, 1997, as well as sub-classes of persons who have engaged in those kinds of transactions with the Company or at the Company’s locations and are alleged to be victims of usury or of unfair or deceptive lending practices under the laws of various states in the United States during the time periods within the various applicable statutes of limitations. The plaintiffs allege that the defendants’ loan-related activities violate the federal RICO Act and that the Company’s loan-related activities violate the federal TILA, the federal Electronic Funds Transfer Act, the federal Fair Debt Collection Practices Act, and the laws and regulations of various states regarding usury, deceptive trade practices (including the Texas Deceptive Trade Practices Act), and other consumer protections. The plaintiff seeks relief of various kinds, including a permanent injunction against any further alleged illegal activities; the return (as restitution) to the class and sub-classes of plaintiffs of all amounts paid to the defendants; an order that all obligations of the class and sub-classes of plaintiffs to the defendants are void; statutory damages of $500,000 each for violation of the federal TILA, the federal Electronic Funds Transfer Act, and the federal Fair Debt Collection Practices Act; damages equal to three times the amount of all fees and interests paid by the class and sub-classes of plaintiffs since September 6, 1997; punitive damages of at least $250 million; the plaintiff’s attorneys’ fees; and court costs. The plaintiff’s complaint is substantially similar to the one filed in the Gina Johnson and Katherine Larsen lawsuit described above.

The Company and the other defendants intend to file an answer denying, or a dispositive motion opposing, all of the plaintiff’s material allegations in the complaint, which are based on the contention that the Bank Loans should be regarded as made by the Company rather than Goleta.

General: Because each of these lawsuits purports to be a class action, the amount of damages for which the Company might be responsible is necessarily uncertain. Regarding each lawsuit, that amount would depend upon proof of the allegations, on the number of persons who constitute the class of plaintiffs (if permitted by the court) or the number or the amount of the loan-related transactions during an applicable time period, and (for certain of the claims) on proof of actual damages sustained by the plaintiffs. The Company intends to vigorously defend these lawsuits.

State Regulatory Proceedings

Notice from Ohio Department of Commerce: On July 16, 2001, the Ohio Department of Commerce delivered a Notice of Intent to Issue Cease and Desist Order and Notice of Opportunity for Hearing to the Company. This Notice states that the Ohio Superintendent of the Division of Financial Institutions has found, following an investigation of certain of the Company’s activities in Ohio, that the Company, not Goleta, is the lender or the maker of the Bank Loans made in Ohio; that those Bank Loans violate the Ohio Small Loan Act and are void; that all finance charges and interest received from those Bank Loans, as well as the outstanding principal of all such existing Bank Loans, should be forfeited; and that the Company should be ordered to cease violating the Ohio Small Loan Act.

The Company disagrees with all of the material allegations in the Notice. The Company believes that Goleta, and not it, is the lender or maker of the Bank Loans and that the interest that may be charged for the Bank Loans is subject only to federal and California law, and not to the Ohio Small Loan Act. The Company has requested a hearing with the Ohio Department of Commerce in accordance with the Notice. That hearing is scheduled for October 30, 2001.

Order to Show Cause from Maryland Commissioner of Financial Regulation: On July 5, 2001, the Maryland Commissioner of Financial Regulation issued an Order to Show Cause to the Company. The Order alleges, upon an investigation of certain of the Company’s activities, that the Company’s activities as agent for Goleta regarding the Bank Loans made in Maryland violate the Maryland Credit Services Businesses Act, because the Company is not licensed as a “credit services business” in Maryland. The Order directs the Company to show cause why a final order should not be entered requiring the Company to cease its loan-related activities in Maryland without obtaining a license as a credit services business and to pay a civil penalty of up to $1,000 for the first violation and up to $5,000 for each subsequent violation. The Order also states that the Commissioner continues to investigate the secured Bank Loans made by Goleta at the Company’s locations in Maryland after June 1, 2001, when the Maryland Credit Services Businesses Act was amended to prohibit credit services businesses from facilitating unsecured closed end loans to consumers at interest rates in excess of the rates permitted by Maryland law.

The Company disagrees with all of the material allegations in the Order and believes that, as a matter of federal and Maryland law, it is not required to be licensed as a “credit services business” in Maryland. On July 30, 2001, the Company requested a hearing before the Commissioner in accordance with the Order. That hearing has been scheduled for December 5 and 6, 2001.

Other Incidental Proceedings

The Company is also involved from time to time in various legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will result in any material impact on the Company’s financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is quoted on The Nasdaq Stock Market (“NASDAQ”) under the symbol “AACE”. At September 17, 2001, there were approximately 106 holders of record of the Common Stock and there were approximately 1,540 beneficial holders of the Common Stock held in nominee or street name.

The following table sets forth the high and low sale prices of the Common Stock as reported by NASDAQ for the past two fiscal years:

	High	Low

Fiscal 2000

Quarter ended September 30, 1999	15-3/8	12-7/8

Quarter ended December 31, 1999	19-1/2	14

Quarter ended March 31, 2000	20	15-3/4

Quarter ended June 30, 2000	17-3/8	11-1/2

Fiscal 2001

Quarter ended September 30, 2000	12-5/16	8-3/4

Quarter ended December 31, 2000	15-1/4	10-1/8

Quarter ended March 31, 2001	13-7/8	10-1/8

Quarter ended June 30, 2001	12-11/16	7-1/4

On September 17, 2001, the last reported sale price of the Common Stock on NASDAQ was $9.03 per share.

The Company has never paid dividends on the Common Stock and has no plans to pay dividends in the foreseeable future. In addition, the Company’s ability to pay cash dividends is currently limited under the Credit Agreement (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities”).

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended June 30,

	2001	2000	1999	1998	1997

		(in thousands, except per share and store data)
Statement of Operations Data:

Revenues	$196,775	$140,636	$122,314	$100,194	$87,392

Store expenses	145,015	94,668	80,943	67,103	59,376

Region expenses	14,127	11,119	9,369	8,353	7,477

Headquarters expenses	10,328	8,247	7,673	7,198	6,106

Franchise expenses	1,017	1,063	1,288	965	1,046

Other depreciation and amortization	5,087	3,798	4,236	3,502	3,024

Interest expense, net	12,016	6,123	4,476	2,437	2,271

Other expenses	8,168	955	689	49	213

Income before income taxes	1,017	14,663	13,640	10,587	7,879

Income taxes	406	5,797	5,390	4,185	3,113

Net income before cumulative effect of accounting change (1)	$611	$8,866	$8,250	$6,402	$4,766

Diluted earnings per share before cumulative effect of accounting change (1)	$.06	$.86	$.80	$.63	$.48

Weighted average number of shares (2)	10,158	10,361	10,283	10,215	9,845

Balance Sheet Data:

Cash and cash equivalents	$129,186	$105,577	$59,414	$60,168	$55,494

Total assets	276,197	221,423	145,233	134,635	124,350

Reducing revolving advances	53,000	18,500	10,500	7,073	8,209

Money order principal payable	16,928	10,487	5,340	47,486	41,281

Revolving advances	109,800	95,000	40,100	1,932	7,166

Senior secured notes payable	12,000	16,000	20,226	20,226	20,231

Shareholders’ equity	54,726	55,159	48,274	38,951	31,056

Supplemental Statistical Data:

Company-owned stores in operation:

Beginning of year	915	798	683	617	544

Acquired	133	36	35	15	46

Opened	49	99	99	62	45

Closed (3)	(109)	(18)	(19)	(11)	(18)

End of year	988	915	798	683	617

Percentage increase in comparable store revenues from prior year:

Exclusive of tax-related revenues (4)	25.5%	7.1%	10.6%	8.0%	5.5%

Total revenues (5)	23.3%	6.9%	10.8%	6.9%	6.3%

Capital expenditures (in thousands)	$12,655	$12,255	$10,089	$5,742	$4,868

Cost of net assets acquired (in thousands)	$35,841	$11,359	$8,378	$4,708	$10,766

(1)	Before a cumulative effect of accounting change recorded in the three months ended September 30, 1999, of $0.6 million, net of a $0.4 million tax benefit, relating to the adoption of Statement of Position 98-5, “Reporting on the Costs of Start-up Activities.”

(2)	Includes common shares and dilutive shares.

(3)	Includes the 85 stores closed in the fourth quarter of fiscal 2001 resulting from a plan established and executed by management during the third quarter of fiscal 2001.

(4)	Change in revenues computed excluding electronic tax filing and tax refund check-cashing for the years compared.

(5)	Calculated based on the changes in revenues of all stores open for the years compared.

SELECTED FINANCIAL DATA (continued)

	Year Ended June 30,

	2001	2000	1999	1998	1997

Operating Data (Check Cashing and Money Orders):

Face amount of checks cashed (in millions)	$4,498	$3,839	$3,373	$2,898	$2,621

Face amount of money orders sold (in millions)	$1,709	$1,585	$1,905	$1,858	$1,812

Face amount of money orders sold as a percentage of the face amount of checks cashed	38.0%	41.3%	56.5%	64.1%	69.1%

Face amount of average check	$358	$339	$320	$305	$291

Average fee per check	$8.38	$7.92	$7.47	$7.26	$6.97

Fees as a percentage of average check	2.34%	2.33%	2.33%	2.38%	2.40%

Number of checks cashed (in thousands)	12,580	11,317	10,556	9,496	9,020

Number of money orders sold (in thousands)	12,787	12,339	14,495	14,146	13,608

Collections Data:

Face amount of returned checks (in thousands)	$26,536	$16,548	$12,442	$10,193	$10,399

Collections (in thousands)	17,717	10,788	7,423	6,301	6,554

Net write-offs (in thousands)	$8,819	$5,760	$5,019	$3,892	$3,845

Collections as a percentage of returned checks	66.8%	65.2%	59.7%	61.8%	63.0%

Net write-offs as a percentage of revenues	4.5%	4.1%	4.1%	3.9%	4.4%

Net write-offs as a percentage of the face amount of checks cashed	.20%	.15%	.15%	.13%	.15%

Operating Data (Small Consumer Loans):

Volume (in thousands)	$396,783	$137,015	$105,765	$69,182	$39,336

Average advance	$269	$240	$200	$177	$147

Average finance charge	$42.30	$34.51	$30.30	$27.51	$25.03

Number of loan transactions (in thousands)	1,477	557	460	338	229

Balance Sheet Data (in thousands):

Gross loans receivable	$27,768	$18,695	$5,543	$4,733	$4,181

Less: Allowance for losses on loans receivable	13,382	—	—	—	—

Loans receivable, net of allowance	$14,386	$18,695	$5,543	$4,733	$4,181

Allowance for losses on loans receivable:

Beginning of period	$—	$—	$—	$—	$—

Provision for loan losses	26,429	—	—	—	—

Net charge-offs	(13,047)	—	—	—	—

End of period	$13,382	$—	$—	$—	$—

Allowance as a percent of gross loans receivable	48.2%	—	—	—	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue Analysis	Year Ended June 30,

	(in thousands)			(percentage of revenue)
	2001	2000	1999	2001	2000	1999

Check cashing fees	$105,479	$89,641	$78,839	53.6%	63.8%	64.5%

Loan fees and interest	54,771	17,872	14,257	27.8	12.7	11.7

Bill-payment services	10,376	9,447	8,394	5.3	6.7	6.8

Money transfer services	10,270	8,944	7,951	5.2	6.4	6.5

Money order fees	7,245	7,032	5,332	3.7	5.0	4.4

Franchise revenues	2,257	2,537	2,117	1.2	1.8	1.7

Other fees	6,377	5,163	5,424	3.2	3.6	4.4

Total revenue	$196,775	$140,636	$122,314	100.0%	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$195.9	$161.1	$162.3

Fiscal 2001 Compared to Fiscal 2000. Revenues increased $56.1 million, or 40%, from $140.6 million in the year ended June 30, 2000, to $196.8 million in the year ended June 30, 2001. This revenue growth resulted from a $28.7 million, or 23.3%, increase in comparable company-owned store revenues (713 stores) and a $27.4 million increase from stores which were opened or acquired after June 30, 1999, and were therefore not open for both of the full periods compared. Average revenue per store increased by $34,800 primarily because of the offering of the Goleta National Bank (“Goleta”) loan product in almost all of the company-owned stores in fiscal 2001. The number of company-owned stores increased by 73, or 8%, from 915 stores open at June 30, 2000, to 988 stores open at June 30, 2001. The increase in loan fees and interest accounted for 66% of the total revenue increase; total check-cashing fees accounted for 28% of the total revenue increase; the increase in money transfer services revenues accounted for 2% of the total revenue increase; and the increase in bill-payment services revenues accounted for 2% of the total revenue increase.

Loan fees and interest for the year ended June 30, 2001, primarily reflect the Company’s participation interests in Goleta loans, but for most of the year ended June 30, 2000, reflect the Company’s so-called “payday loans” to customers. Loan fees and interest increased $36.9 million, or 206%, to $54.8 million in fiscal 2001 as compared to $17.9 million in fiscal 2000 due to the increase in the number of stores offering loan products, which in turn is principally due to the offering of the Goleta loan product in 947 stores as of June 30, 2001. The Company’s payday loan product was offered in 355 stores during the first nine months of the last fiscal year, and the transition to the Goleta product began in the fourth quarter of fiscal 2000. Check cashing fees, including tax check fees, increased $15.8 million, or 18%, from $89.6 million in fiscal 2000 to $105.5 million in fiscal 2001. This increase resulted from an 11% increase in the total number of checks cashed and a 6% increase in the average fee per check due to the increase in the average size check. In addition, $1.0 million of the increase in fees was attributable to 50 of the Company’s self-service machines located in tax preparers’ offices during the calendar 2001 tax season. Money transfer services revenues increased $1.3 million, or 15%, principally as a result of acquired stores and related revenue guarantees and bonuses. Bill-payment services increased $0.9 million, or 10%, principally as a result of new bill-payment contracts and growth in payment revenue from existing bill-payment contracts.

During fiscal 2001, the Company opened 29 franchised stores, acquired two former franchised stores and closed nine franchised stores. Franchise revenues consist of royalties, and initial and optional franchise fees. Franchise revenues decreased $0.3 million, or 11%, from fiscal 2000 to fiscal 2001 due to the reduced number of franchised store openings.

Fiscal 2000 Compared to Fiscal 1999. Revenues increased $18.3 million, or 15%, from $122.3 million in the year ended June 30, 1999, to $140.6 million in the year ended June 30, 2000. This revenue growth resulted from a $7.5 million, or 6.9%, increase in comparable company-owned store revenues (651 stores) and a $10.8 million increase from stores which were opened or acquired after June 30, 1998, and were therefore not open for both of the full periods compared. Average revenue per store declined by $1,200 because of the significant number of stores open for two years or less; revenues from new stores must typically be built up over the first few years of operation. The number of company-owned stores increased by 117, or 15%, from 798 stores open at June 30, 1999, to 915 stores open at June 30, 2000. The increase in total check-cashing fees accounted for 59% of the total revenue increase; the increase in loan fees and interest accounted for 20% of the total revenue increase; and the increase in money order fees accounted for 9% of the total revenue increase.

Check cashing fees, including tax check fees, increased $10.8 million, or 14%, from $78.8 million in fiscal 1999 to $89.6 million in fiscal 2000. This increase resulted from a 7% increase in the total number of checks cashed and a 6% increase in the average fee per check due to the increase in the average size check. Loan fees and interest increased $3.6 million, or 25%, to $17.9 million in fiscal 2000 as compared to $14.3 million in fiscal 1999. This increase resulted from the introduction of the Goleta loan product in the last quarter of fiscal 2000 and the Company’s offering of a loan product at stores in 19 more states than in fiscal 1999. Money order fees increased $1.7 million, or 32%, as a result of increased money order pricing, enabled by the Company’s credit agreement with a syndicate of bank lenders and the money order agreement with Travelers Express (which were effective for only approximately half of fiscal 1999). Bill-payment services revenues increased $1.0 million, or 13%, principally as a result of new bill-payment contracts and growth in payment revenue from existing bill-payment contracts. Money transfer services revenues increased $1.0 million, or 13%, principally as a result of acquired stores and related revenue guarantees and bonuses.

During fiscal 2000, the Company sold six franchised stores, opened 56 franchised stores, acquired seven former franchised stores and closed six franchise stores. Franchise revenues consist of royalties, initial and optional franchise fees. Franchise revenues increased $0.4 million, or 20%, from fiscal 1999 to fiscal 2000, due to the increase in the number of franchised stores.

Store Expense Analysis	Year Ended June 30,

	(in thousands)			(percentage of revenue)
	2001	2000	1999	2001	2000	1999

Salaries and benefits	$51,969	$38,639	$32,435	26.4%	27.4%	26.5%

Occupancy	26,439	21,507	18,381	13.4	15.3	15.0

Armored and security	7,442	5,608	5,144	3.8	4.0	4.2

Returns and cash shorts	12,553	9,037	8,870	6.4	6.4	7.3

Loan losses and provisions	24,825	4,177	2,786	12.6	3.0	2.3

Depreciation	6,697	5,429	4,728	3.4	3.9	3.9

Other expenses	15,090	10,271	8,599	7.7	7.3	7.0

Total store expense	$145,015	$94,668	$80,943	73.7%	67.3%	66.2%

Average per store expense	$146.1	$110.5	$109.3

Fiscal 2001 Compared to Fiscal 2000. Store expenses increased $50.3 million, or 53%, in fiscal 2001 over fiscal 2000, primarily as a result of the increased number of stores in operation during the period and the increased loan loss provision for the Goleta loan product. Average store expense increased by approximately $35,600 per store in fiscal 2001 as compared to fiscal 2000. Store expenses increased as a percentage of revenues from 67.3% in fiscal 2000 to 73.7% in fiscal 2001, principally as a result of the increase in the loan loss provision. Salaries and benefits expenses, occupancy costs, and armored and security expenses combined increased $20.1 million, or 31%, primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $3.5 million, or 39%, in fiscal 2001 as compared to fiscal 2000, due also to the increased number of stores in operation. Returned checks, net of collections, and cash shortages as a percentage of revenues remained the same for fiscal 2001 as for fiscal 2000.

Loan losses and loss provisions increased $20.6 million in fiscal 2001 over fiscal 2000. In fiscal 2001, the Company established an allowance for loan losses to cover the losses anticipated from its participations in Goleta loans, rather than charging off actual losses as incurred, as the Company did in fiscal 2000 regarding its payday loans. Loan write-offs are charged to this allowance, which is reviewed for adequacy, and may be adjusted, on a quarterly basis. During the third quarter of fiscal 2001, an additional loan loss provision of $8.5 million was established regarding participations in Goleta loans. Depreciation expense increased $1.3 million, or 23%, in fiscal 2001 over fiscal 2000 due to the increased number of stores in operation. Other store expenses increased $4.8 million, or 47%, as a result of the increased number of stores in operation and an increase in advertising and other expenses related to the Goleta loan product.

Fiscal 2000 Compared to Fiscal 1999. Store expenses increased $13.7 million, or 17%, in fiscal 2000 over fiscal 1999, primarily as a result of the increased number of stores open during the period. Average store expense increased by approximately $1,200 per store in fiscal 2000 as compared to fiscal 1999. Store expenses increased as a percentage of revenues from 66.2% in fiscal 1999 to 67.3% in fiscal 2000, principally as a result of a slight decrease in average revenue per store. Salaries and benefits expenses, occupancy costs, and armored and security expenses combined increased $9.8 million, or 18%, primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $0.2 million, or 2%, in fiscal 2000 as compared to fiscal 1999, due also to the increased number of stores in operation. Returned checks, net of collections, and cash shortages decreased as a percentage of revenues from 7.3% in fiscal 1999 to 6.4% in fiscal 2000. Loan losses increased $1.4 million in fiscal 2000 over fiscal 1999, due primarily to the increased loan volume resulting from the broader availability of the Goleta loan product. Loan losses increased as a percentage of loan fees and interest revenue from 20% in fiscal 1999 to 23% in fiscal 2000. Depreciation expense increased $0.7 million, or 15%, due to the increased number of stores in operation during fiscal 2000 as compared to fiscal 1999. Other store expenses increased $1.7 million, or 19%, as a result of the increased number of stores in operation and the expensing of new store start-up costs which were previously capitalized.

Other Expense Analysis	Year Ended June 30,

	(in thousands)			(percentage of revenue)
	2001	2000	1999	2001	2000	1999

Region expenses	$14,127	$11,119	$9,369	7.2%	7.9%	7.7%

Headquarters expenses	10,328	8,247	7,673	5.2	5.9	6.3

Franchise expenses	1,017	1,063	1,288	0.5	0.8	1.1

Other depreciation and amortization	5,087	3,798	4,236	2.6	2.7	3.5

Interest expense, net	12,016	6,123	4,476	6.1	4.4	3.7

Other expenses	8,168	955	689	4.2	0.7	0.1

Region Expenses

Fiscal 2001 Compared to Fiscal 2000. Region expenses increased $3.0 million, or 27%, in fiscal 2001 over fiscal 2000. The increase is primarily a result of the increase in personnel (i.e., collections and customer support) to support the Company’s offering of the Goleta loan product. Region expenses as a percentage of revenues decreased from 7.9% for fiscal 2000 to 7.2% for fiscal 2001.

Fiscal 2000 Compared to Fiscal 1999. Region expenses increased $1.8 million, or 19%, in fiscal 2000 over fiscal 1999. The increase is primarily due to increased field salaries and benefits, advertising and marketing materials for the Goleta loan product, and additional personnel for collections related to the Goleta loan product. Region expenses as a percentage of revenues increased slightly from 7.7% for fiscal 1999 to 7.9% for fiscal 2000.

Headquarters Expenses

Fiscal 2001 Compared to Fiscal 2000. Headquarters expenses increased $2.1 million, or 25%, in fiscal 2001 over fiscal 2000. The increase is principally the result of additional personnel and the corresponding salaries and benefits. Headquarters expenses as a percentage of revenue decreased from 5.9% in fiscal 2000 to 5.2% in fiscal 2001.

Fiscal 2000 Compared to Fiscal 1999. Headquarters expenses increased $0.6 million, or 8%, in fiscal 2000 over fiscal 1999. The increase is the result of additional salaries and benefits expenses, primarily related to merit increases and additional personnel. Headquarters expenses as a percentage of revenue decreased from 6.3% in fiscal 1999 to 5.9% in fiscal 2000.

Franchise Expenses

Fiscal 2001 Compared to Fiscal 2000. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in the ACE Franchise Group. Franchise expenses for fiscal 2001 remained substantially the same as those for fiscal 2000. Franchise expenses as a percentage of revenue decreased to 0.5% for fiscal 2001 from 0.8% for fiscal 2000.

Fiscal 2000 Compared to Fiscal 1999. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in the ACE Franchise Group. Franchise expenses decreased $0.2 million from fiscal 1999 to fiscal 2000, primarily due to a reduction in legal expenses during fiscal 2000 related to the Company’s franchise program. Franchise expenses as a percentage of revenue decreased to 0.8% for fiscal 2000 from 1.1% for fiscal 1999.

Other Depreciation and Amortization

Fiscal 2001 Compared to Fiscal 2000. Other depreciation and amortization increased $1.3 million, or 34%, for fiscal 2001 as compared to fiscal 2000. This increase is a result of the additional amortization of intangibles (i.e., goodwill and non-competition agreements) resulting from the 133 stores acquired during fiscal 2001 and the 33 stores acquired during the last half of fiscal 2000, along with the depreciation expense resulting from the 49 stores opened in fiscal 2001 and the 67 stores opened in the last half of fiscal 2000.

Fiscal 2000 Compared to Fiscal 1999. Other depreciation and amortization decreased $0.4 million, or 10%, for fiscal 2000 as compared to fiscal 1999. This decrease was attributable to the change in accounting principle adopted in the first quarter of fiscal 2000 requiring start-up costs to be fully expensed instead of capitalized, partially offset by amortization of intangibles (i.e., goodwill and non-competition agreements) resulting from the 36 stores acquired during fiscal 2000 and the 16 stores acquired during the last half of fiscal 1999, along with the depreciation expense resulting from the 99 stores opened in fiscal 2000 and the 52 stores opened in the last half of fiscal 1999.

Interest Expense, Net

Fiscal 2001 Compared to Fiscal 2000. Interest expense, net of interest income, increased $5.9 million, or 96%, in fiscal 2001 as compared to fiscal 2000. This increase was principally the result of increased borrowings to finance store openings and acquisitions and to purchase participation interests in the Goleta loans.

Fiscal 2000 Compared to Fiscal 1999. Interest expense, net of interest income, increased $1.6 million, or 37%, in fiscal 2000 as compared to fiscal 1999. This increase was principally the result of increased borrowings to finance store openings and acquisitions.

Income Taxes

Fiscal 2001 Compared to Fiscal 2000. A total of $0.4 million was provided for income taxes for fiscal 2001 as compared to $5.8 million (excluding a $402,000 tax benefit resulting from a cumulative effect of accounting change) in fiscal 2000. The provisions for income taxes were calculated based on the statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions. The effective income tax rate was 39.9% for fiscal year 2001 and 39.5% for fiscal year 2000.

Fiscal 2000 Compared to Fiscal 1999. A total of $5.8 million (excluding a $402,000 tax benefit resulting from a cumulative effect of accounting change) was provided for income taxes for fiscal 2000 as compared to $5.4 million in fiscal 1999. The provisions for income taxes were calculated based on the statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions. The effective income tax rate was 39.5% for fiscal years 2000 and 1999.

Cumulative Effect of Accounting Change

Effective July 1, 1999, the Company adopted the new accounting standard, AICPA Statement of Position 98-5, Reporting on the Costs of Start-up Activities,” resulting in a cumulative effect on net income of $0.6 million net of an income tax benefit of $0.4 million.

Restructuring Charge

In the third quarter of fiscal 2001, the Company recorded a restructuring charge of $8.7 million for the costs associated with closing 85 unprofitable or underperforming stores. For a description of this charge, see Note 5 to the Audited Consolidated Financial Statements.

Balance Sheet Variations

Cash and cash equivalents, the money order principal payable, and the revolving advances vary because of seasonal and day-to-day requirements resulting primarily from maintaining cash for cashing checks and making small consumer loans, receipts of cash from the sale of money orders, loan volume, and remittances on money orders sold.

Accounts receivable, net, decreased $2.4 million from June 30, 2000 primarily because of a reduction in receivables from MoneyGram Payment Systems, Inc. for commissions and bonuses related to the opening or acquisition of company-owned stores.

Though gross loans receivable increased $9.1 million from June 30, 2000, loans receivable, net, decreased $4.3 million as a result of the increase in the loan loss provision for the Company’s participations in Goleta loans.

Other current assets increased by $7.2 million from June 30, 2000 primarily due to the deferred tax asset resulting from the loan loss provision recorded in the third quarter of fiscal 2001.

Property and equipment, net increased $2.3 million, and goodwill, net increased $28.0 million from June 30, 2000, as a result of the 49 stores opened and the 133 stores acquired during fiscal 2001, offset by the related depreciation and amortization and the 109 stores closed.

The Company paid the second annual $4.0 million installment of principal of its senior secured notes payable in November 2000.

Liquidity and Capital Resources

Cash Flows from Operating Activities

During fiscal 2001, 2000, and 1999, the Company had net cash provided by operating activities of $20.4 million, $6.7 million, and $17.1 million, respectively. The increase from fiscal 2000 of $6.4 million is due primarily to the cash generated from the Goleta loan product.

During fiscal 2001, 2000, and 1999, the Company recognized $3.1 million, $3.5 million, and $2.2 million in deferred revenue, respectively. The Expired MoneyGram Agreement (which expired December 31, 2000) provided, and the New MoneyGram Agreement currently provides, incentive bonuses for opening new locations at which MoneyGram services are offered as well as certain other performance incentives. The bonus of $2 million received in June 1996 under the Expired MoneyGram Agreement and additional incentive bonuses under both of those agreements are recognized as revenue over the terms of those two agreements. Additionally, in fiscal 1999 the Company began recognizing deferred revenue related to incentives received from Travelers Express. (See “Business — Relationships with the Money Order and MoneyGram Suppliers.”)

Cash Flows from Investing Activities

During fiscal 2001, 2000, and 1999, the Company used $12.7 million, $12.3 million, and $10.1 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Capital expenditures related to acquisitions, amounted to $35.8 million, $11.4 million, and $8.4 million for the fiscal years ended June 30, 2001, 2000, and 1999, respectively.

The Company’s total capital expenditures, excluding acquisitions, are currently anticipated to be approximately $11 million during its fiscal year ending June 30, 2002, in connection with the opening of 50 new stores, the relocation or remodeling of certain existing stores, and computer system or telecommunication system upgrades. The actual amount of capital expenditures will depend in part on the number of new stores opened, the number of stores acquired, and the number of existing stores that are relocated or remodeled. The Company believes that its existing resources, anticipated cash flows from operations, and credit facilities will be sufficient to finance its planned expansion and operations during fiscal 2002. Although management anticipates that the Company will continue to expand, there can be no assurance that the Company’s expansion plans will not be adversely affected by competition, market conditions, or changes in laws or government regulations affecting check-cashing and related businesses of the types conducted by the Company.

Cash Flows from Financing Activities

During fiscal 2001, 2000, and 1999, the Company had net cash provided by financing activities of $51.8 million, $64.1 million, and $0.6 million, respectively. During the year ended June 30, 2001, the Company borrowed, net $14.8 million of Revolving Advances, borrowed $34.5 million of reducing revolving advances, borrowed, net $6.4 million from the money order supplier, repaid, net $4.0 million of long-term notes payable, received $0.6 million from the exercise of stock options, repaid, net $0.3 million of acquisition notes payable and purchased $0.3 million of treasury stock.

Money Order Agreement and MoneyLine Agreement

In April 1998, the Company signed a money order agreement with Travelers Express, which became effective December 17, 1998. In conjunction with this agreement and the MoneyLine Agreement, the Company received $3 million from Travelers Express in April 1998, received $400,000 in each of April 1999, April 2000, and April 2001, and is entitled to receive an additional $400,000 per year for the next two years. The $4.2 million payment was deferred and included in other liabilities in the consolidated balance sheets. The amounts received are being amortized on a straight-line basis over the five-year term of the agreements beginning January 1999 based on the $5 million total.

Credit Facilities

The Company has two primary credit facilities available under the Credit Agreement with the Lenders, which was entered into on November 9, 2000. The Company’s revolving line-of-credit facility of $155 million is available until November 8, 2001. Borrowings under this revolving line-of-credit facility may be used for working capital and general corporate purposes. The Company’s other primary credit facility is a reducing revolving facility that allows the Company to borrow (and repay and reborrow) amounts until November 9, 2003. The maximum amount of credit available to the Company under this reducing revolving facility is $65 million, but is subject to reduction on October 1, 2001, and each quarter thereafter, by

$4.375 million. This reducing revolving facility replaced the term-loan facility under the Company’s preceding credit agreement (which permitted borrowing only on a one-time, non-revolving basis). Borrowings under this reducing revolving facility may be used for store construction and relocation and other capital expenditures, including acquisitions, and refinancing other indebtedness of the Company. The Company had borrowed $109.8 million under its revolving line-of-credit facility and $53.0 million under its reducing revolving facility as of June 30, 2001.

In addition to the two primary credit facilities, the Company also has available under the Credit Agreement, upon certain conditions, an additional 25-day revolving advance facility of up to $25 million from Wells Fargo Bank and certain of the other Lenders and a standby letter-of-credit facility of up to $1.5 million from Wells Fargo Bank. These additional facilities expire on November 8, 2001.

The Company’s borrowings under the revolving line-of-credit facility bear interest at a variable annual rate equal to, at the Company’s discretion, either the prime rate publicly announced by Wells Fargo Bank from time to time or the London InterBank Offered Rate “LIBOR” plus 0.75%. The Company’s borrowings under the reducing revolving facility bear interest at a variable annual rate equal to, at the Company’s discretion, either the prime rate publicly announced by Wells Fargo Bank from time to time plus 0.25% or LIBOR plus 2.375% (but subject to adjustment quarterly, beginning March 31, 2001, within a range of 2.125% to 2.625% above LIBOR, depending on the Company’s debt-to-cash flow ratio). Interest is generally payable monthly, except on LIBOR-rate borrowings; interest on LIBOR-rate borrowings is payable every 30, 60, or 90 days, depending on the period selected by the Company. The Company must also pay a commitment fee for each of the credit facilities. The commitment fee for the revolving line-of-credit facility is equal to 0.25% per annum of the average daily unused portion of that facility; and the commitment fee for the reducing revolving facility is equal to 0.375% per annum of the average daily unused portion of that facility through March 31, 2001, but thereafter varies within a range of 0.3% to 0.5% per annum of the average daily unused portion of that facility, depending on the Company’s debt-to-cash flow ratio after March 31, 2001.

All unpaid principal and accrued interest under the revolving line-of-credit facility will be due on November 8, 2001, unless renewed. All unpaid principal and accrued interest under the reducing revolving facility will be due on November 9, 2003, unless renewed. The Credit Agreement also requires the Company’s prepayment to the Lenders of certain amounts due under the reducing revolving facility upon (a) the sale of assets from which the Company has received net proceeds of at least $5 million during a fiscal year, and (b) the Company’s issuance of equity securities.

The short-term availability of the credit facilities under the Credit Agreement permitted the Company to obtain a lower interest rate and other terms more favorable than longer-term facilities, and the Company expects those facilities to be renewed at the expiration of their currently effective period. There can be no assurance, however, that the anticipated renewal will be effected. If such renewal is not effected, the Company will have to obtain financing from other sources, and that financing might be on terms less favorable to the Company than those set forth in the Credit Agreement. The Company believes that other sources of financing would be available to it if necessary; however, if the Company were unable to obtain financing from one or more other sources, the Company’s liquidity and operations would be materially and adversely affected.

The Credit Agreement may be terminated before the stated expiration or maturity dates of the credit facilities — requiring all unpaid principal and accrued interest to be paid to the Lenders — upon any Event of Default as defined in the Credit Agreement. The Events of Default include: (a) nonpayment of amounts due to the Lenders under the Credit Agreement, (b) failure to observe or perform covenants set forth in the Credit Agreement (including the restrictive covenants described below) that are not cured, (c) a change in control of the Company, and (d) an event or circumstance that has a material adverse effect on the Company’s business, operations, financial condition, or prospects. Upon an Event of Default, the Lenders may also exercise other remedies provided for in the Credit Agreement, including foreclosure of the liens on the Company’s assets (as described below).

The Company is subject to various restrictive covenants stated in the Credit Agreement. These covenants, which are typical of those found in loan agreements of that kind, include restrictions on the incurrence of indebtedness from other sources, restrictions on advances to or investments in other persons or entities, restrictions on significant acquisitions, restrictions on the payment of dividends to shareholders or the repurchase of shares, and the requirement that various financial ratios be maintained. The Company has received the consent of the Lenders to implement the stock repurchase program described below under “— Stock Repurchase Program.”

The Company’s payment and performance of its obligations under the Credit Agreement and ancillary documents are secured by liens on all its assets. The collateral arrangements are subject to the Amended and Restated Collateral Trust Agreement dated as of July 31, 1998 (the “Amended Collateral Trust Agreement”) that was signed with the Company’s first credit agreement with a syndicate of bank lenders that preceded the Credit Agreement. The Amended Collateral Trust Agreement amended and superseded the Original Collateral Trust Agreement. See “Business — Arrangement Regarding Secured Notes.”

The Amended Collateral Trust Agreement created a collateral trust, with Wilmington Trust Company as trustee, to secure the Company’s obligations under the Credit Agreement and to the Company’s two other secured lenders, Principal and Travelers Express. The Amended Collateral Trust Agreement includes agreements regarding the priority of distributions to the secured lenders upon foreclosure and liquidation of the collateral subject thereto and certain other intercreditor arrangements.

To reduce its risk of greater interest expense because of interest-rate fluctuations, the Company has entered into interest-rate swap agreements, which effectively converted a portion of its floating-rate interest obligations to fixed-rate interest obligations, as described in Notes 1 and 7 to the Audited Consolidated Financial Statements.

The Company anticipates the renewal in November 2001 of its existing credit facilities with the Lenders as well as the payment of the next annual $4 million installment of principal of its senior secured notes in late-November 2001. But the Company is also exploring other potential means of obtaining additional debt capital to be used for general corporate purposes, including (in part) to deploy additional self-service machines. The Company may pursue, among other arrangements, a private placement of approximately $60 to $80 million of new senior secured notes of the Company. The Company cannot, however, predict when, or from what source, it may obtain additional debt capital, if any. Assuming its current credit facilities with the Lenders are renewed, the Company’s sources of capital are expected to be sufficient to operate its business and pursue its growth strategy.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase from time to time of up to approximately $5 million of the Company’s Common Stock in the open market or in negotiated transactions. This stock repurchase program will remain in effect unless discontinued by the Board of Directors. During the fiscal year ended June 30, 2001, the Company repurchased 30,000 shares at an average price of $10.19 per share, and during the fiscal year ended June 30, 2000, the Company repurchased 181,400 shares at an average price of $13.25 per share.

Litigation Expenses

As indicated in “Legal Proceedings” above, the Company is increasingly being required to defend itself and, in some matters, its directors, officers, and others in various lawsuits and state regulatory proceedings regarding its current and past loan-related activities. The Company has incurred, and expects to continue to incur, significant legal expenses in conducting that defense, regardless of the Company’s success in defending or otherwise resolving the various proceedings. The Company is, in accordance with its Bylaws, paying the expenses of defense for its directors, officers, employees, and other employees named as additional defendants in these lawsuits. The Company also is, in accordance with the Goleta Agreement, paying substantially all of the expenses of Goleta as a party in these proceedings. Because of the various factors involved in litigation and regulatory proceedings, it is impossible to predict an amount or a range of amounts that the Company may have to expend to conduct that defense. But the Company currently estimates that its legal expenses in defending, for itself and others, the various lawsuits and state regulatory proceedings will be approximately $1.2 million during the fiscal year ending June 30, 2002.

Recently Issued Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” beginning with its fiscal year ended June 30, 1999. This standard requires the Company to report financial and descriptive information about its reportable operating segments. The Company considers its franchise operations to be a reportable operating segment and has included appropriate disclosures in its notes to the financial statements for the years ended June 30, 2001, 2000, and 1999.

As required, effective July 1, 1999, the Company adopted the accounting standard, AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities,” which requires that the previously capitalized start-up costs to be recognized as a cumulative effect of change in accounting principle and expensed fully in the period of adoption. This resulted in a cumulative effect on net income of $0.6 million net of an income tax benefit of $0.4 million for the fiscal year ended June 30, 2000.

As required, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) effective July 1, 2000. This standard requires the Company to record the fair value of its interest-rate swaps as an asset or liability in the consolidated balance sheets. The effective portion of the gains or losses from the changes in the fair value of the interest-rate swaps are reported as a component of accumulated other comprehensive income (loss) in the Company’s consolidated statements of shareholders’ equity until earnings are affected by the variability of cash flows of the hedged transaction. The adoption of SFAS 133 resulted in a $648,000 credit to accumulated other comprehensive income (loss) for the cumulative effect of accounting change representing the transition adjustment.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), which was effective during fiscal 2001. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. There was no impact on the Company’s revenue recognition policies as a result of SAB 101.

In June 2001, the Financial Accounting Standards Board issued SFAS Nos. 141 and 142 (“SFAS 141” and “SFAS 142”), “Business Combinations” and “Goodwill and Other Intangible Assets”, respectively. SFAS 141 supersedes APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and financial statement disclosures. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill will cease. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. It is anticipated that the adoption of SFAS 141 will not have a material impact on the Company’s results of operations and financial position. The Company will adopt SFAS 142 effective July 1, 2001, and the expected impact of the adoption of SFAS 142 on the fiscal 2002 results of operations is the discontinuation of recording approximately $2.7 million of amortization expense associated with goodwill.

Operating Trends

Seasonality

The Company’s business is seasonal to the extent of the impact of cashing tax refund checks. The impact of these services is in the third and fourth quarters of the Company’s fiscal year.

Impact of Inflation

Management believes that the Company’s results of operations are not dependent upon the levels of inflation.

Forward-Looking Statements

This Report contains, and from time to time the Company or certain of its representatives may make, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as “anticipate,” “expect,” “estimate,” “believe,” “intend,” and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control and may not even be predictable. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to, many of the matters described in this Report: the Company’s relationships with Travelers Express and its affiliates, with Goleta, and with the Lenders; governmental regulation of check-cashing, short-term consumer lending, and related financial services businesses; the results of legal proceedings regarding the Company’s loan-related activities; theft and employee errors; the availability of suitable locations, acquisition opportunities, adequate financing, and experienced management employees to implement the Company’s growth strategy; the fragmentation of the check-cashing industry and competition from various other sources, such as banks, savings and loans, short-term consumer lenders, and other similar financial services entities, as well as retail businesses that offer products and services offered by the Company; the terms and performance of third-party products and services offered at the Company locations; and customer demand and response to products and services offered by the Company. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, particularly including changes in interest rates that might affect the costs of its financing under the Credit Agreement. To mitigate the risks of changes in interest rates, the Company utilizes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes. To reduce its risk of greater interest expense because of interest-rate fluctuations, the Company has entered into interest-rate swap agreements, which effectively converted a portion of its floating-rate interest obligations to fixed-rate interest obligations, as described in Notes 1 and 7 to the Audited Consolidated Financial Statements.

The fair value of the Company’s existing interest-rate swap is ($2.2) million as of June 30, 2001. Based on the average outstanding indebtedness in the previous quarter, a 10% change in interest rates would have changed the Company’s interest expense by approximately $842,000 (pre-tax) for the year ended June 30, 2001 without consideration of the Company’s interest-rate swap. The associated underlying debt has exceeded the notional amount for each swap throughout the existence of the swap and it is anticipated that it will continue to do so. The remaining swap is based on the same index as, and repriced on a consistent basis with, its respective underlying debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 14(a) 1 for information required for this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

PART III

     The information called for in Part III of this Form 10-K is incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than October 28, 2001 (120 days after the Company’s fiscal year).

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     The following documents are filed as part of this report:

Exhibit Number	Exhibits
3.1	Restated Articles of Incorporation of the Company, as amended through January 31, 1998. (Included as Exhibit 3.6 to the Company’s Form 10-Q as of December 31, 1997 (Commission File Number 0-20774) and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of the Company, as amended through January 31, 1998. (Included as Exhibit 3.7 to the Company’s Form 10-Q as of December 31, 1997 (Commission File Number 0-20774) and incorporated herein by reference.)

3.3	Certificate of Amendment to the Company’s Bylaws dated January 3, 2000. (Included as Exhibit 3.3 to the Company’s Form 10-Q as of December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.)

4.1	Form of Certificate representing shares of Registrant’s Common Stock. (Included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-53286) (the “Registration Statement”) and incorporated herein by reference.)

10.1	Ace Cash Express, Inc. 1987 Stock Option Plan, as amended (including form of Incentive Stock Option Agreement). (Included as Exhibit 10.1 to the Registration Statement and incorporated herein by reference.)#

10.2	1992 Master Agreement dated October 14, 1992 (the “Money Order Agreement”) between the Company and American Express Travel Related Services Company, Inc. (the “Money Order Supplier”). (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934) (Included as Exhibit 10.4 to the Registration Statement and incorporated herein by reference.)

10.3	Agreement Regarding Stock Pledges dated as of November 20, 1992, between the Company and the shareholders pledging shares of Common Stock to secure the performance of the Company’s obligations under the Money Order Agreement. (Included as Exhibit 10.7 to the Registration Statement and incorporated herein by reference.)

10.4	Lease Agreement dated October 1, 1987, between the Company and Greenway Tower Joint Venture, as amended by First Amendment to Lease Agreement dated April 29, 1988, Second Amendment to Lease Agreement dated August 24, 1988, Third Amendment to Lease Agreement dated December 29, 1988 and Fourth Amendment to Lease Agreement dated January 29, 1991. (Included as Exhibit 10.8 to the Registration Statement and incorporated herein by reference.)

10.5	First Amendment to the Money Order Agreement dated December 1,1992, between the Company and the Money Order Supplier. (Included as Exhibit 10.9 to the Registration Statement and incorporated herein by reference.)

10.6	Agreement for Purchase and Sale of Stock Assets dated January 2, 1992, between T.J. Martin (“Martin”) and R.C. Hemmig (“Hemmig”). (Included as Exhibit 10.10 to the Registration Statement and incorporated herein by reference.)

10.7	Option to Repurchase, dated January 2, 1992, in favor of Hemmig. (Included as Exhibit 10.12 to the Registration Statement and incorporated herein by reference.)

10.8	Irrevocable Proxy of Martin dated January 2, 1992 in favor of Hemmig. (Included as Exhibit 10.13 to the Registration Statement and incorporated by reference herein.)

10.9	Letter Agreement between First Data Corporation and the Company dated December 6, 1993, amending the First Amendment to the Money Order Agreement. (Included as Exhibit 10.9 to the Company’s Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)

10.10	Fifth Amendment to Lease Agreement dated June 13, 1994, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.10 to the Company’s Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)

10.11	Asset Purchase Agreement dated November 22, 1993, among the Company, sole proprietor, limited partnership, and general partnerships that conduct business under the name “Mr. Money Check Cashers” (the “Sellers”), general partners of the partnership sellers (the “General Partners”), and an individual agent for the Sellers and the General Partners (the “Agent”). (Included as Exhibit 2.1 in the Company’s Form 8-K filed on December 7, 1993 (Commission File Number 0-20774) and incorporated herein by reference.)

10.12	Food Stamp Sub-Contract Agreement dated November 22, 1993, between the Company and the Agent. (Included as Exhibit 2.2 to the Company’s Form 8-K filed on December 7,1993 (Commission File Number 0-20774) and incorporated herein by reference.)

10.13	Ace Cash Express, Inc. 401(k) Profit Sharing Plan, adopted July 1, 1994. (Included as Exhibit 10.13 to the Company’s Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.14	Ace Cash Express, Inc. Deferred Compensation Plan, adopted July 1, 1994. (Included as Exhibit 10.14 to the Company’s Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.15	Asset Purchase Agreement dated June 27, 1995, among the Company and Quick Cash, Inc., Q.C. & G. Financial, Inc., David Christenholz and Gloria Guerra-Leyva. (Included as Exhibit 2.1 to the Company’s Form 8-K filed on July 11, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.16	Escrow Agreement dated June 27, 1995, among the Company, Quick Cash, Inc., Q.C. & G. Financial, Inc., David Christenholz, Gloria Guerra-Leyva, and Bank One, Arizona, NA, as escrow agent. (Included as Exhibit 2.2 to the Company’s Form 8-K filed July 11, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.17	Promissory Note dated June 27, 1995, of the Registrant in favor of the Money Order Supplier. (Included as Exhibit 2.3 to Form 8-K filed July 11, 1995 and incorporated herein by reference.)

10.18	Second Amendment to the Money Order Agreement dated September 8, 1995, between the Company and the Money Order Supplier. (Included as Exhibit 10.18 to the Company’s Form 10-K as of June 30, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.19	Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan dated March 27, 1995. (Included as Exhibit 10.19 to the Company’s Form 10-K as June 30, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.20	Letter Agreement dated July 13, 1995, between First Data Corporation and the Company amending the Money Order Agreement. (Included as Exhibit 10.20 to the Company’s Form 10-K as of June 30, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.21	Letter Agreement dated February 1, 1996, between the Company and the Money Order Supplier amending the Money Order Agreement. (Included as Exhibit 10.21 to the Company’s Form 10-Q as of December 31, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.22	1996 MoneyGram Master Agreement dated February 1, 1996, between the Company and the Money Order Supplier (the “MoneyGram Agreement”). (Included as Exhibit 10.22 to the Company’s Form 10-Q as of December 31, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.23	Agreement and Plan of Merger dated October 13, 1995, among the Company, Check Express, Inc., and Ace Acquisition Corporation. (Included as Exhibit 2.1 to the Company’s Form 8-K filed on February 16,1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.24	Amendment (to Agreement and Plan of Merger) dated December 20, 1995, among the Company, Check Express, Inc., and Ace Acquisition Corporation. (Included as Exhibit 2.2 to the Company’s Form 8-K filed on February 16, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.25	Sixth Amendment to Lease Agreement dated February 1, 1996, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.25 to the Company’s Form 10-Q as of March 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.26	1996-A Amendment to the MoneyGram Agreement dated March 21, 1996, between the Company and the Money Order Supplier. (Included as Exhibit 10.26 to the Company’s Form 10-K as of June 30, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.27	1996-B Amendment to the MoneyGram Agreement dated June 27, 1996, between the Company and the Money Order Supplier. (Included as Exhibit 10.27 to the Company’s Form 10-K as of June 30, 1996 (Commission file Number 0-20774) and incorporated herein by reference.)

10.28	Note Purchase Agreement dated November 15, 1996, between the Company and Principal Life Insurance Company. (Included as Exhibit 10.28 to the Company’s Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.29	Form of 9.03% Senior Secured Notes due November 15, 2003. (Included as Exhibit 10.29 to the Company’s Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.30	Collateral Trust Agreement dated November 15, 1996, among the Company and the Money Order Supplier, Principal Life Insurance Company, and Wilmington Trust Company. (Included as Exhibit 10.30 to the Company’s Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.31	Assignment of Deposit Accounts and Security Agreement dated November 15, 1996, between the Company and Wilmington Trust Company. (Included as Exhibit 10.31 to the Company’s Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.32	Third Amendment to the Money Order Agreement dated November 15, 1996, between the Company and the Money Order Supplier. (Included as Exhibit 10.32 to the Company’s Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.33	Amendment No.1 to the Ace Cash Express 401K Profit Sharing Plan effective January 1, 1998. (Included as Exhibit 10.33 to the Company’s Form 10-Q as of March 31, 1998 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.34	Amendment No. 1 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.34 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.35	Amendment No. 2 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.35 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.36	Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit A to the Company’s Proxy Statement for the 1997 Annual Meeting of Shareholders (Commission File No. 0-20774) and incorporated herein by reference.)#

10.37	Amendment No. 1 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.37 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.38	Form of Change-in-Control Executive Severance Agreement between the Company and each of its three executive officers. (Included as Exhibit 10.38 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.39	Money Order Agreement dated as of April 16, 1998, but effective as of December 16, 1998, between the Company and Travelers Express Company, Inc. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934). (Included as Exhibit 10.39 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)

10.40	Credit Agreement dated as of July 31, 1998, but effective as of December 16, 1998, among the Company, Wells Fargo Bank (Texas), National Association, as agent (the “Credit Agent”), and the lenders named therein, with Exhibits A and B thereto and Schedules 2.01(a) and 2.01(b) thereto. (Included as Exhibit 10.40 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)

10.41	Amended and Restated Collateral Trust Agreement dated as of July 31, 1998, but effective as of December 16, 1998, among the Company, the Credit Agent, Travelers Express Company, Inc., Principal Life Insurance Company (formerly known as Principal Mutual Life Insurance Company), and Wilmington Trust Company. (Included as Exhibit 10.41 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)

10.42	Amended and Restated Assignment of Deposit Accounts and Security Agreement dated as of July 31, 1998, but effective as of December 16, 1998, between the Company and Wilmington Trust Company. (Included as Exhibit 10.42 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)

10.43	First Amendment to Credit Agreement dated as of December 16, 1998, among the Company, the Credit Agent, and the lenders named therein, with Schedules 2.01(a) and 2.01(b) thereto. (Included as Exhibit 10.43 to the Company’s Form 8-K filed on December 23, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)

10.44	Amendment No. 3 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.44 to the Company’s Form 10-Q as of December 31, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.45	Amendment No. 2 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.45 to the Company’s Form 10-Q as of December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.46	Second Amendment to Credit Agreement dated as of December 15, 1999, among the Company, the Credit Agent , and the lenders named therein, with Schedules 2.01(a) and 2.01(b) thereto. (Included as Exhibit 10.46 to the Company’s Form 10-Q as of December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.)

10.47	Master Loan Agency Agreement dated as of August 11, 1999, between the Company and Goleta National Bank. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

10.48	Money Transfer Agreement dated as of June 30, 2000, among the Company, Travelers Express Company, Inc., and MoneyGram Payment Systems, Inc. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

10.49	Change-in-Control Executive Severance Agreement dated as of August 17, 2000, between the Company and Debra A. Bradford.#

10.50	Amendment No. 3 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.50 to the Company’s Form 10-Q as of December 31, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.51	Amended and Restated Credit Agreement dated November 9, 2000, among the Company, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein with the Schedules (other than the Company’s disclosure schedules) and the Exhibits thereto. (Included as Exhibit 10.1 to the Company’s Form 8-K dated November 9, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)

10.52	Asset Purchase Agreement dated November 10, 2000, among the Company, Check Cashiers of Arizona, Inc., Check Cashiers of California, Inc., Corpus Christi Check Cashiers, Inc., U.S. Money Order Company, Inc., Valley Check Cashiers, Inc., Morris Silverman, and Jeffrey D. Silverman. (Included as Exhibit 2.1 to the Company’s Form 8-K dated November 10, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)

10.53	Escrow Agreement dated November 10, 2000, among the Company, Check Cashiers of Arizona, Inc., Check Cashiers of California, Inc., Corpus Christi Check Cashiers, Inc. U.S. Money Order Company, Inc., Valley Check Cashiers, Inc., and Chicago Title Insurance Company, as Escrow Agent. (Included as Exhibit 2.2 to the Company’s Form 8-K dated November 10, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)

10.54	Form of Amendment to Change-in-Control Executive Severance Agreement between the Company and each of its four senior executive officers (Donald H. Neustadt, Jay B. Shipowitz, Raymond E. McCarty, and Debra A. Bradford) dated as of January 3, 2001. (Included as Exhibit 10.51 to the Company’s Form 10-Q as of March 31, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.55	Amendment Number 1 to Master Loan Agency Agreement, with the corresponding Amendment Number 1 to Master Loan Participation Agreement and Amendment Number 1 to Schedule of Interest and Fees, dated of March 29, 2001, between the Company and Goleta National Bank. (Confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.52 to the Company’s Form 10-Q as of March 31, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)

10.56	Change-in-Control Executive Severance Agreement dated as of May 15, 2001, between the Company and Barry M. Barron.*#

10.57	Amendment Number 2 to Master Loan Agency Agreement, with the corresponding Amendment Number 2 to Master Loan Participation Agreement, dated of June 30, 2001, between the Company and Goleta National Bank. (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)*

10.58	Change-in-Control Executive Severance Agreement dated as of July 16, 2001, between the Company and Joe W. Conner.*#

21	Subsidiaries of the Company.*

*	Filed herewith

#	Management contract or compensatory plan or arrangement

     (b)  Reports on Form 8-K

     None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE CASH EXPRESS, INC.

By:	/s/ JOE W. CONNER

Joe W. Conner

Senior Vice President

and Chief Financial Officer

Date: September 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title

/s/ RAYMOND C. HEMMIG Raymond C. Hemmig	Chairman of the Board, Director

/s/ DONALD H. NEUSTADT Donald H. Neustadt	Chief Executive Officer, Director (Principal Executive Officer)

/s/ JAY B. SHIPOWITZ Jay B. Shipowitz	President and Chief Operating Officer Director

/s/ JOE W. CONNER Joe W. Conner	Senior Vice President and Chief Financial Officer Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ MICHAEL S. RAWLINGS Michael S. Rawlings	Director

/s/ MARSHALL B. PAYNE Marshall B. Payne	Director

/s/ EDWARD W. ROSE III Edward W. Rose III	Director

/s/ CHARLES DANIEL YOST Charles Daniel Yost	Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Ace Cash Express, Inc.:

We have audited the accompanying consolidated balance sheets of Ace Cash Express, Inc., a Texas corporation, and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ace Cash Express, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the consolidated financial statements, effective July 1, 1999, the Company changed its method of accounting for costs of start-up activities, and effective July 1, 2000, the Company changed its method of accounting for derivative instruments and hedging activities.

ARTHUR ANDERSEN LLP

Dallas, Texas,
August 13, 2001

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,

	2001	2000

ASSETS

Current Assets

Cash and cash equivalents	$129,186	$105,577

Accounts receivable, net	3,558	5,985

Loans receivable, net	14,386	18,695

Prepaid expenses and other current assets	9,675	2,069

Inventories	987	1,418

Total Current Assets	157,792	133,744

Noncurrent Assets

Property and equipment, net	39,168	36,915

Covenants not to compete, net	2,012	1,429

Goodwill, net	73,892	45,929

Other assets	3,333	3,406

Total Assets	$276,197	$221,423

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Revolving advances	$109,800	$95,000

Accounts payable, accrued liabilities, and other current liabilities	23,303	21,422

Money order principal payable	16,928	10,487

Senior secured notes payable	4,000	4,000

Reducing revolving advances	1,125	3,469

Notes payable	477	898

Total Current Liabilities	155,633	135,276

Noncurrent Liabilities

Senior secured notes payable	8,000	12,000

Reducing revolving advances	51,875	15,031

Notes payable	601	438

Other liabilities	5,362	3,519

Total Liabilities	221,471	166,264

Commitments and Contingencies

Shareholders’ Equity

Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—

Common stock, $.01 par value, 20,000,000 shares authorized, 10,258,520 and 10,165,963 shares issued, and 10,047,120 and 9,984,563 shares outstanding, respectively	100	100

Additional paid-in capital	23,288	22,715

Retained earnings	35,356	34,745

Accumulated other comprehensive income (loss)	(1,311)	—

Treasury stock, at cost, 211,400 and 181,400 shares, respectively	(2,707)	(2,401)

Total Shareholders’ Equity	54,726	55,159

Total Liabilities and Shareholders’ Equity	$276,197	$221,423

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Year Ended June 30,

	2001	2000	1999

Revenues	$196,775	$140,636	$122,314

Store expenses:

Salaries and benefits	51,969	38,639	32,435

Occupancy	26,439	21,507	18,381

Loan losses and loss provision	24,825	4,177	2,786

Depreciation	6,697	5,429	4,728

Other	35,085	24,916	22,613

Total store expenses	145,015	94,668	80,943

Store gross margin	51,760	45,968	41,371

Region expenses	14,127	11,119	9,369

Headquarters expenses	10,328	8,247	7,673

Franchise expenses	1,017	1,063	1,288

Other depreciation and amortization	5,087	3,798	4,236

Interest expense, net	12,016	6,123	4,476

Other expenses	8,168	955	689

Income before income taxes and cumulative effect of accounting change	1,017	14,663	13,640

Income taxes	406	5,797	5,390

Income before cumulative effect of accounting change (See Note 1)	611	8,866	8,250

Cumulative effect of accounting change, net of income tax benefit of $402	—	(603)	—

Net income	$611	$8,263	$8,250

Basic earnings per share

Before cumulative effect of accounting change	$.06	$.88	$.83

Cumulative effect of accounting change	—	(.06)	—

Basic earnings per share	$.06	$.82	$.83

Weighted average number of common shares outstanding — basic EPS	10,012	10,067	9,989

Diluted earnings per share

Before cumulative effect of accounting change	$.06	$.86	$.80

Cumulative effect of accounting change	—	(.06)	—

Diluted earnings per share	$.06	$.80	$.80

Weighted average number of common and dilutive shares outstanding — diluted EPS	10,158	10,361	10,283

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

	Common Stock				Accumulated	Treasury Stock
			Additional		Other			Total
			Paid-In	Retained	Comprehensive			Shareholders'
	Shares	Amount	Capital	Earnings	Income(Loss)	Shares	Amount	Equity

Balance as of June 30, 1998	9,882,161	$99	$20,620	$18,232	$—	—	$—	$38,951

Stock options Exercised	173,367	2	1,071	—	—	—	—	1,073

Net income	—	—	—	8,250	—	—	—	8,250

Balance as of June 30, 1999	10,055,528	101	21,691	26,482	—	—	—	48,274

Stock options Exercised	110,435	1	1,024	—	—	—	—	1,025

Repurchased shares, at cost	(181,400)	(2)	—	—	—	181,400	(2,401)	(2,403)

Net income	—	—	—	8,263	—	—	—	8,263

Balance as of June 30, 2000	9,984,563	100	22,715	34,745	—	181,400	(2,401)	55,159

Cumulative effect of accounting change (See Note 1)	—	—	—	—	648	—	—	648

Stock options exercised	92,557	—	573	—	—	—	—	573

Repurchased shares, at cost	(30,000)	—	—	—	—	30,000	(306)	(306)

Change in fair value of interest-rate swaps	—	—	—	—	(1,959)	—	—	(1,959)

Net income	—	—	—	611	—	—	—	611

Balance as of June 30, 2001	10,047,120	$100	$23,288	$35,356	($1,311)	211,400	($2,707)	$54,726

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,

	2001	2000	1999

Cash flows from operating activities:

Net income	$611	$8,263	$8,250

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	11,784	9,227	8,970

Loan loss provision	24,825	—	—

Restructuring charge	6,630	—	—

Cumulative effect of accounting change	—	1,005	—

Deferred tax benefit	(7,104)	322	218

Deferred revenue	(3,077)	(3,485)	(2,202)

Changes in assets and liabilities:

Accounts receivable, net	2,110	(1,761)	(105)

Loans receivable, net	(20,516)	(13,152)	(805)

Prepaid expenses and other current assets	(7,606)	(824)	(804)

Inventories	431	93	938

Other assets	(816)	(321)	(1,297)

Accounts payable, accrued liabilities and other liabilities	13,083	7,315	3,926

Net cash provided by operating activities	20,355	6,682	17,089

Cash flows from investing activities:

Purchases of property and equipment, net	(12,655)	(12,255)	(10,089)

Cost of net assets acquired	(35,841)	(11,359)	(8,378)

Investment in ePacific	—	(1,000)	—

Net cash used by investing activities	(48,496)	(24,614)	(18,467)

Cash flows from financing activities:

Net increase (decrease) in money order principal payable	6,441	5,147	(3,978)

Net borrowings from revolving advances	14,800	54,900	—

Net borrowings from reducing revolving advances	34,500	8,000	10,500

Net borrowings (repayments) of notes payable	(258)	1,006	102

Payment of term advances from previous money order supplier	—	—	(7,073)

Payments of senior secured notes payable	(4,000)	(4,000)	—

Proceeds from stock options exercised	573	1,025	1,073

Purchase of treasury stock	(306)	(1,983)	—

Net cash provided by financing activities	51,750	64,095	624

Net increase (decrease) in cash and cash equivalents	23,609	46,163	(754)

Cash and cash equivalents, beginning of year	105,577	59,414	60,168

Cash and cash equivalents, end of year	$129,186	$105,577	$59,414

Supplemental disclosures of cash flows information:

Interest paid	$11,710	$7,373	$5,202

Income taxes paid	$5,739	$5,420	$4,395

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Ace Cash Express, Inc. (the “Company”) was incorporated under the laws of the state of Texas in March 1982. The Company operates in one line of business with two segments (company-owned and franchised operations) and provides retail financial services, such as check-cashing, small consumer loans made by Goleta National Bank, bill-payments, money orders, wire transfers, and other transactional services to customers for a fee. On June 30, 2001, the Company owned and operated 988 stores and had 175 franchised stores, with a total network of 1,163 stores in 35 states and the District of Columbia.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Revenue Recognition

Check cashing fees, bill-payment fees, money transfer services fees and money order fees, and all other transaction fees are recognized when the transaction is completed. Loan fees and interest are recognized ratably over the term of the loan. Revenue guarantees are recognized based on contractual terms. Any bonus or incentive payments are amortized over the term of the respective contract. The Company acts in an agency capacity on many of its products, and therefore records the gross revenue less the cost remitted as revenue. See Franchise Accounting below in this Note 1 for a description of revenue recognition relative to franchises.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), which was adopted during fiscal 2001. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. There was no impact on the Company’s revenue recognition policies as a result of SAB 101.

The components of revenue are as follows:

	Year Ended June 30,

	2001	2000	1999

	(in thousands)
Check cashing fees	$105,479	$89,641	$78,839

Loan fees and interest	54,771	17,872	14,257

Bill payment services	10,376	9,447	8,394

Money transfer services	10,270	8,944	7,951

Money order fees	7,245	7,032	5,332

Franchise revenues	2,257	2,537	2,117

Other fees	6,377	5,163	5,424

Total revenue	$196,775	$140,636	$122,314

Cash and Cash Equivalents

The Company considers all highly liquid investment securities purchased with an original maturity of three months or less from the date of purchase to be cash equivalents.

Accounts Receivable, Net

Accounts receivable, net, on the consolidated balance sheets as of June 30, 2001 and 2000 were $3.6 million and $6.0 million, respectively, and include the MoneyGram receivable and other miscellaneous receivables, net of an allowance for doubtful accounts of $0.1 million as of June 30, 2001 and 2000.

Loans Receivable, Net

The Company is a party to a Master Loan Agency Agreement and ancillary agreements (the “Goleta Agreement”) with Goleta National Bank (“Goleta”), a national bank located in Goleta, California. Under the Goleta Agreement, which was first entered into in August 1999, the parties have developed and implemented an arrangement under which short-term loans made by Goleta (“Bank Loan”) are offered at company-owned locations. Currently, a Bank Loan may be up to $500 and must be repaid or renewed in 14 days. Under the Goleta Agreement, the Company purchases from Goleta a participation representing a material and significant portion of each Bank Loan made on a previous day. Goleta determines the interest rate (and other terms) of the Bank Loans. Currently, a fee of $17 per $100 of Bank Loan is charged for each 14-day period. As of June 30, 2001 and 2000, the gross receivable for the Company’s participation interests in Bank Loans was $27.6 million and $17.9 million, respectively.

Through the payday loan product (“Payday Loan”), the Company provides the customer cash in exchange for that customer’s check (in the amount of that cash plus a service fee) with an agreement that the Company defer the presentment or deposit of that check until the customer’s next payday, usually a period of two to four weeks. As of June 30, 2001 and 2000, the gross receivable for Payday Loans was approximately $0.2 million and $0.8 million, respectively.

Loans receivable, net, on the consolidated balance sheets as of June 30, 2001 and 2000 were $14.4 million and $18.7 million, respectively. Loans receivable, net includes receivables for the Company’s Payday Loans and the Company’s participation interest in the Bank Loans. In fiscal 2000, the Company accounted for the full amount of loans not paid on the due date as a loan loss in that period. In the first quarter of fiscal 2001, the Company established a loan loss provision for its participation interests in the Bank Loans based on the Company’s prior experience with its Payday Loans. The losses resulting from borrowers’ nonpayment of Bank Loans occurred at a different rate than that originally anticipated and as a result, in the third quarter of fiscal 2001, an additional loan loss provision of $8.5 million was established regarding the Company’s participation interests in Bank Loans.

The loan loss reserve of $13.4 million as of June 30, 2001 represents 48.2% of the gross loans receivable as of that date. Loan losses for the fiscal years ended June 30, 2001 and 2000 were $13.0 million and $4.2 million, respectively. The Company’s policy for determining the loan loss reserve requirement is based on historical experience plus other factors deemed relevant based on management’s review and analysis of the payment and collection history regarding the current loans. The Company charges off all loans which are 180 days or more contractually delinquent.

Inventories

Inventories consist of unsold lottery tickets, postage stamps and other inventory. Lottery tickets and postage stamps are stated at purchase price and accounted for using the specific identification method. Other inventories are stated at cost and utilize the first-in, first-out method. No provision for obsolescence is considered necessary.

	June 30,

	2001	2000

	(in thousands)
Lottery tickets inventory	$382	$1,061

Postage stamp inventory	298	201

Other inventory	307	156

	$987	$1,418

Property and Equipment

Depreciation of property and equipment is based on the lesser of the estimated useful lives of the respective assets or the lease terms. The useful lives of property and equipment by class are as follows: store equipment, furniture and fixtures, four to ten years; leasehold improvements, the lesser of ten years or the term of the lease; signs, eight years; and other property and equipment, five to ten years. Depreciation is calculated on a straight-line basis.

Intangible Assets

Goodwill is amortized on the straight-line method over 30 years. Covenants not to compete are amortized over the applicable period of the contract, generally ranging from two to five years.

As required, the Company adopted a new accounting standard, American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-Up Activities,” effective July 1, 1999. This standard requires that previously capitalized start-up costs be recognized as a cumulative effect of change in accounting principle and expensed fully in the period of adoption. Start-up costs, net of tax, of $0.6 million were expensed in the first quarter ended September 30, 1999. On a pro forma basis, the Company’s net income would have been $8.9 million ($0.88 per share) and $8.0 million ($0.80 per share) for the years ended June 30, 2000, and 1999, respectively, if this accounting change had been retroactively applied.

Long-Lived Assets

In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-lived Assets to Be Disposed Of” (“SFAS 121”), the Company evaluates any possible impairment of all long-lived assets using estimates of undiscounted future cash flows.

Deferred Borrowing Costs

Deferred borrowing costs are amortized over the term of their respective financing arrangement. Amortization expense related to deferred borrowing costs for the years ended June 30, 2001, 2000, and 1999 was $0.9 million, $0.4 million and $0.2 million, respectively. The deferred borrowing cost balances for the years ended June 30, 2001 and 2000 were $1.4 million and $1.2 million, net of accumulated amortization of $1.5 million and $0.8 million, respectively. Deferred borrowing costs are reflected in other current and other non-current assets in the accompanying consolidated balance sheets.

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

Derivative Instruments and Hedging Activities

The Company’s objective in managing its exposure to fluctuations in interest rates is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates. To achieve this objective, the Company enters into interest-rate swap agreements whose values change in the opposite direction of the anticipated cash flows. As required, on July 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The interest-rate swaps are derivative instruments related to forecasted transactions and are considered to hedge future cash flows. The effective portion of any gains or losses are included in accumulated other comprehensive income (loss) until earnings are affected by the variability of cash flows. Any ineffective portion is recognized currently into earnings. The cash flows of the interest-rate swaps are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. If it becomes probable that a forecasted transaction will no longer occur, the interest-rate swap will continue to be carried on the balance sheet at fair value, and gains or losses that were deferred in accumulated other comprehensive income (loss) will be recognized immediately into earnings. If the interest-rate swaps are terminated prior to their expiration dates, any cumulative gains and losses will be deferred and recognized into earnings over the remaining life of the underlying exposure. If the hedged liabilities are to be sold or extinguished, the Company will recognize the gain or loss on the designated financial instruments currently into earnings.

The Company uses the cumulative approach to assess effectiveness of the cash flow hedges. The measurement of hedge ineffectiveness is based on the cumulative dollar offset method. Under this method, the Company compares the changes in the floating rate component of the cash flow hedge to the floating rate cash flows of the hedged item. Changes in the fair value of the effective cash flow hedges are recorded in accumulated other comprehensive income (loss). The effective portion that has been deferred in accumulated other comprehensive income (loss) will be reclassified to earnings when the hedged items impact earnings.

The adoption of SFAS 133 resulted in a $648,000 credit to accumulated other comprehensive income (loss) for the cumulative effect of accounting change representing the transition adjustment. The associated underlying hedged liability has exceeded the notional amount for each interest-rate swap throughout the existence of the interest-rate swap and it is anticipated that it will continue to do so. The interest-rate swaps were and are based on the same index as their respective underlying debt. The interest-rate swaps were highly effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated other comprehensive income (loss) into earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness during the year ended June 30, 2001. The interest-rate swaps resulted in a reduction of interest expense of $168,000 for the year ended June 30, 2001. However, the fair value of the interest-rate swaps has decreased by $1,959,000 during the year ended June 30, 2001, which has been recorded to accumulated other comprehensive income (loss). The estimated net amount of existing loss expected to be reclassified into earnings during the next fiscal year is $1.1 million.

As indicated in Credit Facilities in Note 7, the Company expects the Credit Agreement will be renewed. If the revolving line-of-credit facility is not renewed or replaced with a facility with similar economic characteristics, the remaining deferred loss in accumulated other comprehensive income (loss) will be recognized immediately into earnings.

Other accumulated other comprehensive income (loss) balances related to the interest-rate swaps are as follows:

		Accumulated
		Other Comprehensive		Change in
		Income (Loss) as of:		Accumulated
				Other
		July 1,	June 30,	Comprehensive
Loan Facility	Notional Amount	2000	2001	Income (Loss)

		(in thousands)
Revolving advance	$33 million	$452	$—	$(452)

Revolving advance	$10 million	92	—	(92)

	$85 million

Revolving advance	(average)	(35)	(1,311)	(1,276)

	$9.4 million

Reducing revolving advance	(average)	139	—	(139)

Total		$648	$(1,311)	$(1,959)

The accumulated other comprehensive income (loss) balance as of June 30, 2001, is net of a tax benefit of $892,000.

Franchise Accounting

The Company includes franchise fees in revenues. Franchise fees generally include initial fees (“initial fees”) and future optional, exclusive store fees (“optional fees”) as well as continuing franchise fees (“royalty fees”).

Initial fees are recognized when the Company has provided substantially all of its initial services in accordance with the franchise agreements. Generally, this occurs when the related sites have been approved or identified and the franchisee has completed the training required by the Company. Optional fees for providing exclusive arrangements until the franchisee opens the store are recognized either when the option expires or when the commitments pursuant to the option are completed. Royalty fees are recognized as revenues as they are earned under the franchise agreements. The following table presents the components of franchise fees recognized in revenues for the years ended June 30, 2001, 2000, and 1999:

	June 30,

	2001	2000	1999

		(in thousands)
Initial and optional fees	$581	$1,090	$1,047

Royalty fees	1,669	1,284	851

Other	7	163	219

Total franchise revenue	$2,257	$2,537	$2,117

Cash payments received under franchise agreements prior to the completion of the earnings process are deferred until the initial and optional fees are recognized in accordance with the preceding paragraph. As of June 30, 2001 and 2000, approximately $170,000 and $418,000, respectively, of deferred franchise fees are recorded in other current and other non-current liabilities in the accompanying consolidated balance sheets.

Income Taxes

The Company has implemented the provisions of SFAS No. 109, “Accounting for Income Taxes"(“SFAS 109”). SFAS 109 utilizes an asset and liability approach, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.

In accordance with the provisions of SFAS 109, a valuation allowance should be recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recorded no valuation allowance as of June 30, 2001 or 2000.

Returned Checks

The Company charges operations for potential losses on returned checks in the period such checks are returned, since ultimate collection of these items is uncertain. Recoveries on returned checks are credited in the period when the recovery is received.

Software Development Costs

In accordance with AICPA SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” the Company expenses costs incurred in the preliminary project stages, and, thereafter, capitalizes costs incurred in the developing or obtaining of internal use software, including external direct costs of materials and services, as well as payroll and payroll-related costs. For the years ended June 30, 2001 and 2000, the Company capitalized the following:

	Year Ended June 30,

	2001	2000

	(in millions)
Externally purchased software and hardware	$1.2	$1.0

Labor	0.6	1.4

Total capitalized internally developed software	$1.8	$2.4

Earnings Per Share

Earnings per share have been computed based on the weighted average number of common and dilutive shares outstanding for the respective periods. Dilutive shares include employee and non-employee director stock options.

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, after adjusting for the dilutive effect of stock options. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share, as required by SFAS No. 128, “Earnings Per Share.”

	Year Ended June 30,

	2001	2000	1999

	(in thousands)
Income before cumulative effect of accounting change (numerator)	$611	$8,866	$8,250

Reconciliation of denominator:

Weighted average number of common shares outstanding — basic EPS	10,012	10,067	9,989

Effect of dilutive stock options	146	294	294

Weighted average number of common and dilutive shares outstanding — diluted EPS	10,158	10,361	10,283

For fiscal years ending June 30, 2001, 2000, and 1999, options to purchase 862,560, 198,000, and 73,750 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of those options were greater than the average market price of the common shares; and therefore, the effect would be anti-dilutive.

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for trade receivables, trade payables, notes receivable, revolving advances, money order payable, and notes payable all approximate fair value. The carrying value and fair value of the interest-rate swap is ($2.2) million and is calculated using the forward market rates available as of June 30, 2001.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation

2. OPERATING SEGMENTS

In June 1997, Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” was issued effective for fiscal years ending after December 15, 1998. The Company’s reportable segments are strategic business units that differentiate between company-owned and franchised stores. Company-owned store revenue is generated from store transaction processing and franchised store revenue is generated from the franchise fees charged for opening the store and on-going royalty fees. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Segment information for the years ended June 30, 2001, 2000, and 1999 was as follows:

	Company-owned	Franchised	Other	Total

	(in thousands, except for number of stores)
Year ended June 30, 2001: Revenue	$194,518	$2,257	$—	$196,775

Gross margin	49,503	2,257	—	51,760

Region, headquarters, franchise expenses	(24,455)	(1,017)	—	(25,472)

Other depreciation and amortization	—	—	(5,087)	(5,087)

Interest expense, net	—	—	(12,016)	(12,016)

Restructuring charge	(7,710)		—	(7,710)

Other expenses	—	—	(458)	(458)

Income before taxes	$17,338	$1,240	$(17,561)	$1,017

Total assets	$273,196	$3,001	$—	$276,197

Number of stores	988	175	—	1,163

Year ended June 30, 2000: Revenue	$138,099	$2,537	$—	$140,636

Gross margin	43,431	2,537	—	45,968

Region, headquarters, franchise expenses	(19,366)	(1,063)	—	(20,429)

Other depreciation and amortization	—	—	(3,798)	(3,798)

Interest expense, net	—	—	(6,123)	(6,123)

Other expenses	—	—	(955)	(955)

Income before taxes and cumulative effect of accounting change	$24,065	$1,474	$(10,876)	$14,663

Total assets	$217,456	$3,967	$—	$221,423

Number of stores	915	157	—	1,072

Year ended June 30, 1999: Revenue	$120,197	$2,117	$—	$122,314

Gross margin	39,254	2,117	—	41,371

Region, headquarters, franchise expenses	(17,042)	(1,288)	—	(18,330)

Other depreciation and amortization	—	—	(4,236)	(4,236)

Interest expense, net	—	—	(4,476)	(4,476)

Other expenses	—	—	(689)	(689)

Income before taxes	$22,212	$829	$(9,401)	$13,640

Total assets	$142,451	$2,782	$—	$145,233

Number of stores	798	120	—	918

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

	June 30,

	2001	2000

	(in thousands)
Property and equipment, at cost:

Store equipment, furniture, and fixtures	$38,490	$31,824

Leasehold improvements	23,878	22,958

Signs	6,609	5,734

Other property and equipment	596	376

	69,573	60,892

Less — accumulated depreciation and amortization	(30,405)	(23,977)

	$39,168	$36,915

Depreciation expense was $7.9 million, $6.4 million, and $5.6 million in fiscal 2001, 2000, and 1999, respectively.

4. COVENANTS NOT TO COMPETE AND GOODWILL

     Covenants not to compete and goodwill acquired are as follows:

	June 30,

	2001	2000

	(in thousands)
Covenants not to compete, at cost	$7,798	$6,549

Less — accumulated amortization	(5,786)	(5,120)

	$2,012	$1,429

	June 30,

	2001	2000

	(in thousands)
Goodwill acquired at cost	$82,062	$51,745

Less — accumulated amortization	(8,170)	(5,816)

	$73,892	$45,929

Amortization expense was $3.0 million, $2.4 million, and $2.1 million in fiscal 2001, 2000, and 1999, respectively.

5. RESTRUCTURING CHARGE

In the third quarter of fiscal 2001, the Company recorded charges for the costs associated with closing 85 unprofitable or underperforming stores. The restructuring charge of $8.7 million consisted of costs associated with $7.7 million of write-offs for goodwill and covenants not to compete, fixed asset and inventory disposals, and lease terminations related to the store closings, and $1.0 million of impaired goodwill associated with nine underperforming stores not closed. In accordance with the Company’s policy on the application of SFAS 121, the Company determined that the remaining carrying value of goodwill on these nine stores was not recoverable.

The following table reflects the components of the significant items reported as restructuring charges for the quarter ended March 31, 2001 and the accrual balance as of June 30, 2001:

	Original
	Restructuring
	Charge as of	Restructuring	Write-offs/	Accrual
	March 31,	Charge	Lease	Balance as of
	2001	Adjustments	Settlements	June 30, 2001

		(in millions)
Net book value of tangible assets	$2.5	$—	($2.5)	$—

Goodwill and covenants not to compete	2.6	—	(2.6)	—

Remaining lease obligations	2.8	(1.0)	(0.8)	1.0

Other, including store clean-up	0.8	—	(0.6)	0.2

Total	$8.7	($1.0)	($6.5)	$1.2

The decision to close these unprofitable or underperforming stores was made in order to benefit future operations. Typically, these stores would be closed at various times over the next two or three years depending on the circumstances of each store and its local market. Frequently, the Company’s decision to close a store is made to coincide with the expiration of the store lease. The Company determined, however, that closing these stores in this manner would permit better use of its capital and other resources, which the Company believes will improve the profitability of its overall operations. All of the 85 stores were closed as of June 30, 2001.

The original restructuring charge of $8.7 million less the $1.0 million adjustment is recorded in other expenses in the accompanying consolidated statement of earnings. The $1.0 million adjustment reflects a reduction in the estimate of lease payouts which resulted from the Company’s ability to negotiate favorable lease terminations. Since some of the leases will be paid out over their remaining terms, the Company anticipates that the estimated completion date for the remaining liabilities will be approximately June 2005.

The following table presents the results of operations of the 85 stores closed for the years ended June 30, 2001, 2000, and 1999.

	Year Ended June 30,

	2001	2000	1999

	(in thousands, except per share amounts)
Revenues	$5,000	$3,781	$2,757

Loss before income taxes	(2,914)	(2,681)	(1,438)

Net loss	(1,749)	(1,608)	(863)

Basic loss per share	(0.17)	(0.16)	(0.09)

Diluted loss per share	(0.17)	(0.16)	(0.08)

6. ACQUISITIONS

Acquisitions are accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 (“APB 16”), and accordingly, the net assets and results of operations of the acquired companies have been included in the Company’s consolidated financial statements from the date of acquisition. The purchase price of the acquisition was allocated to assets acquired, including intangible assets and liabilities assumed, based on the preliminary estimated fair values at the acquisition date which may be revised at a later date in accordance with APB 16. As a condition of each purchase, the sellers agreed not to compete with the Company for specified periods ranging from two to five years. Covenants not to compete were valued at contractually agreed upon amounts which management believes correspond to fair value.

During the year ended June 30, 2001, the Company acquired the assets of 133 stores in five separate purchases from third parties for $37.0 million. During the year ended June 30, 2000, the Company acquired the assets of 36 stores in eight separate purchases from third parties for $11.4 million. During the year ended June 30, 1999, the Company acquired the assets of 35 stores in ten separate purchases from third parties for approximately $8.4 million. In connection with these acquisitions in fiscal 2001 and fiscal 2000, respectively, acquisition costs of $34.1 million and $10.8 million were allocated to goodwill, $1.3 million and $0.7 were allocated to covenants not to compete, and the remainder to property and equipment, net.

MS Management Acquisition

Most of the 133 stores acquired in fiscal 2001 were acquired in one transaction under an asset purchase agreement dated as of November 10, 2000. The Company acquired the assets of 107 check-cashing and retail financial services stores in California, Texas, and Oklahoma from a group of five privately held companies that are majority owned by Morris Silverman and Jeffrey D. Silverman and managed by MS Management Company based in Chicago, Illinois.

The total purchase price for the assets of all of the acquired locations was $29.7 million in cash. Goodwill and non-compete costs were $28.6 million and $0.25 million, respectively, of the total purchase price. Approximately $28.9 million of the total purchase price was payable to the sellers as the Company exercised ownership and operating control of the assets at the acquired locations, which the Company did by December 31, 2000. Approximately $0.8 million of the total price is payable to sellers in equal monthly installments over a 36-month period (see Notes Payable in Note 7), contingent upon revenues from food-stamp distribution contracts at certain of the acquired locations. The total purchase price is subject to reduction if, under circumstances not caused or controlled by the Company, either the Company ceases to receive revenues from food-stamp distribution contracts during the 36-month period or any of the acquired locations within third-party grocery stores cease operations, without an acceptable replacement location, during a 36-month period. Such a reduction would be effected by release of the escrowed funds to the Company or by the sellers’ payment of the appropriate amount to the Company.

Eleven of the acquired locations were in third-party grocery stores, operated under the “Handy Andy” name, in and around San Antonio, Texas. Following the foreclosure and sale of those grocery stores by the secured creditor of the grocery store operator, the Company instituted litigation against that creditor and its purchaser in January 2001 to maintain the Company’s right to operate in those locations. At a trial in April 2001, the court found that the lease agreement under which the Company claimed the right to occupy those 11 locations, which had been assigned to the Company by the sellers, was not enforceable under Texas law. The court therefore ordered the Company to vacate those 11 locations, which the Company did in June 2001. Because of the court’s finding, the Company has made demand for indemnification from the sellers and their majority shareholders under the purchase agreement. The Company’s indemnification claims include damages for the loss of those locations and the expenses of the litigation to retain those locations. The costs incurred by the Company regarding these locations have been included in goodwill associated with the acquisition. The Company has been negotiating with the sellers and their majority shareholders regarding the Company’s claims. Any amounts received by the Company as a result of those claims will be treated as a reduction of goodwill.

The following presents the unaudited pro forma results of operations of the Company for the years ended June 30, 2001 and 2000 as if this acquisition had been consummated at the beginning of each of the periods presented. This pro forma also assumes that there has been no loss of locations and no claims by the Company. The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

	Unaudited Pro Forma
	Results of Operations for the
	Twelve Months Ended
	June 30,

	2001	2000

	(in thousands,
	except per share data)

Revenues	$203,900	$159,307

Income before cumulative effect of accounting change	878	10,266

Net income	878	9,663

Basic earnings per share	0.09	0.96

Diluted earnings per share	0.09	0.93

7. FINANCING ARRANGEMENTS AND GUARANTEES

Senior Secured Notes Payable

The Company has outstanding $12 million of 9.03% senior secured notes payable (“Senior Secured Notes”) issued to Principal Life Insurance Company (formerly known as Principal Mutual Life Insurance Company) (“Principal”) under a Note Purchase Agreement. The original $20 million principal amount of the Senior Secured Notes is due in five equal annual installments of $4 million each, which began November 15, 1999. Interest payments are due semiannually, beginning May 15, 1997. There is $135,000 and $180,000 of accrued interest on the Senior Secured Notes as of June 30, 2001 and 2000, respectively, included in accrued liabilities in the accompanying consolidated balance sheets. For the years ended June 30, 2001, 2000, and 1999, there was $1.2 million, $1.6 million, and $1.8 million of interest expense, respectively, incurred on the Senior Secured Notes which is included in interest expense.

The Senior Secured Notes are secured by a security interest in substantially all the assets of the Company. The collateral arrangements are subject to the Amended and Restated Collateral Trust Agreement dated as of July 31, 1998 (the “Amended

Collateral Trust Agreement”) that was signed with a credit agreement with a syndicate of bank lenders that preceded the Credit Agreement (defined below), and those arrangements also apply to the Credit Agreement. The Amended Collateral Trust Agreement created a collateral trust, with Wilmington Trust Company as trustee, to secure the Company’s obligations under the Credit Agreement and to the Company’s two other secured lenders, Principal and Travelers Express Company, Inc. The Amended Collateral Trust Agreement includes agreements regarding the priority of distributions to the secured lenders upon foreclosure and liquidation of the collateral subject thereto and certain other intercreditor arrangements. The Company also executed an Amended and Restated Assignment of Deposit Accounts and Security Agreement with Wilmington Trust Company to grant the trustee a security interest in the same collateral that secures the Company’s obligations under the Credit Agreement.

The Note Purchase Agreement contains certain restrictive covenants affecting the business and affairs of the Company and its subsidiaries. Those covenants address, among other things, the maintenance of specified financial ratios, the incurrence and payment of other indebtedness, the disposition of assets or of the ownership of any subsidiary of the Company, the grant or existence of other liens on the assets of the Company and its subsidiaries, and transactions between the Company or its subsidiaries and any of their affiliates. The Company is in compliance with these restrictive covenants.

Credit Facilities

On November 9, 2000, the Company entered into an Amended and Restated Credit Agreement with a syndicate of banks (the “Lenders”) represented by Wells Fargo Bank Texas, National Association (“Wells Fargo Bank”), as lead agent (the “Credit Agreement”). The previous credit agreement provided for a revolving credit facility of $130 million, to be used for working capital and general corporate purposes and a committed term-loan facility of $35 million, to be used to fund acquisitions and provide capital for internal expansion. Additionally, the Company had obtained under the previous credit agreement, a $25 million uncommitted working capital line-of-credit, for a total available working capital facility of $155 million. . During one month of the year ended June 30, 2000, the Company utilized the uncommitted working capital line-of-credit. There was no outstanding balance as of June 30, 2000, and the corresponding interest expense for fiscal 2000 was $3,800 at a weighted average interest rate of 7.75%.

The Credit Agreement provided for the renewal and increase of the Company’s revolving credit facility, and the restructuring, increase, and amendment of the Company’s committed term-loan facility, under the preceding credit agreement with a syndicate of bank lenders. The credit facilities under the Credit Agreement consist of a revolving line-of-credit facility of $155 million and a reducing revolving facility of a maximum $65 million (subject to periodic reduction). In addition to the two primary credit facilities, the Company also has available under the Credit Agreement, upon certain conditions, an additional 25-day revolving advance facility of up to $25 million from Wells Fargo Bank and certain of the other Lenders and a standby letter-of-credit facility of up to $1.5 million from Wells Fargo Bank. These additional facilities expire on November 8, 2001. During two months of the year ended June 30, 2001, the Company utilized this facility. There was no outstanding balance as of June 30, 2001, and interest expense and fees for fiscal 2001 were $87,000 at an effective weighted average interest rate of 9.8%. The Company incurred financing costs of $1.0 million in connection with the new facilities, which was recorded as deferred borrowing costs.

The Company’s revolving line-of-credit facility of $155 million is available until November 8, 2001. Borrowings under this revolving line-of-credit facility may be used for working capital and general corporate purposes. The Company’s other primary credit facility is a reducing revolving facility that allows the Company to borrow (and repay and reborrow) amounts until November 9, 2003. The maximum amount of credit available to the Company under this reducing revolving facility is $65 million, but is subject to reduction on October 1, 2001, and each quarter thereafter, by $4.375 million. This reducing revolving facility replaced the committed term-loan facility under the Company’s preceding credit agreement (which permitted borrowing only on a one-time, non-revolving basis.) Borrowings under this reducing revolving facility may be used for store construction and relocation and other capital expenditures, including acquisitions, and refinancing other indebtedness of the Company.

The Company’s borrowings under the revolving line-of-credit facility bear interest at a variable annual rate equal to, at the Company’s discretion, either the prime rate publicly announced by Wells Fargo Bank from time to time or the London InterBank Offered Rate (“LIBOR”) plus 0.75%. The Company’s borrowings under the reducing revolving facility bear interest at a variable annual rate equal to, at the Company’s discretion, either the prime rate publicly announced by Wells Fargo Bank from time to time plus 0.25% or LIBOR plus 2.375% (but subject to adjustment quarterly, beginning March 31, 2001, within a range of 2.125% to 2.625% above LIBOR, depending on the Company’s debt-to-cash flow ratio). Interest is generally payable monthly, except on LIBOR-rate borrowings; interest on LIBOR-rate borrowings is payable every 30, 60, or 90 days, depending on the period selected by the Company. The LIBOR rate effective at June 30, 2001 was 3.86%. The Company must also pay a commitment fee for each of the credit facilities. The commitment fee for the revolving line-of-credit facility is equal to 0.25% per annum of the average daily unused portion of that facility; and the commitment fee for the reducing revolving facility is equal to 0.375% per annum of the average daily unused portion of that facility through

March 31, 2001, but thereafter varies within a range of 0.3% to 0.5% per annum of the average daily unused portion of that facility, depending on the Company’s debt-to-cash flow ratio after March 31, 2001.

Under the previous credit agreement, the revolving credit facility had a one-year term and was renewable annually, and the committed-term loan facility had a one-year term with a four-year amortization beginning after the expiration of the one-year term. The revolving facility interest rate per annum was based on either (at the Company’s discretion) the prime rate or LIBOR plus 0.75%. The committed term-loan facility interest rate per annum was based on either (at the Company’s discretion) of the prime rate plus 0.25% or LIBOR plus 1.75%. The LIBOR rate effective at June 30, 2000 was 6.69%. The Company paid an unused commitment fee on the revolving credit facility of 0.20% and the committed term loan facility of 0.45%.

All unpaid principal and accrued interest will be due on November 8, 2001 and November 9, 2003, under the revolving line-of-credit facility and the reducing revolving facility, respectively, unless renewed.

The new revolving line-of-credit facility and the previous revolving credit facility are presented as revolving advances (“Revolving Advances”) in the accompanying consolidated financial statements for comparative purposes. Similarly, the new reducing revolving facility and the previous committed term-loan facility are presented as reducing revolving advances (“Reducing Revolving Advances”) in the accompanying consolidated financial statements for comparative purposes.

	As of and for the Years Ended June 30,

	2001	2000	2001	2000

			Reducing Revolving
	Revolving Advances		Advances

		(dollars in thousands)
Balance	$109,800	$95,000	$53,000	$18,500

Interest expense	$6,859	$4,472	$3,860	$940

Accrued interest expense	$29	$8	$580	$119

Weighted average interest rate	6.60%	6.77%	8.48%	7.53%

Commitment fees	$101	$112	$37	$103

The Company is subject to various restrictive covenants stated in the Credit Agreement. These covenants, which are typical of those found in loan agreements of that kind, include restrictions on the incurrence of indebtedness from other sources, restrictions on advances to or investments in other persons or entities, restrictions on significant acquisitions, restrictions on the payment of dividends to shareholders or the repurchase of shares, and the requirement that various financial ratios be maintained. The Company has received the consent of the Lenders to implement the stock repurchase program described in Note 11. The Company is in compliance with these restrictive covenants.

It is the Company’s expectation that the Credit Agreement will continue to be renewed annually.

Notes Payable

Notes payable, related to acquired stores, normally bear interest at approximately 5%, and are due six months after the related acquisition. However, at June 30, 2001, notes payable consisted of two non-interest-bearing notes, $720,000 dated May 24, 2000, and $856,000 dated November 10, 2000. These notes are payable in monthly installments of $20,000 and $23,778 until maturity on May 1, 2003 and November 1, 2003, respectively. Interest was imputed on these notes at an interest rate of 5% and 6%, respectively. Notes payable were approximately $1.1 million and $1.3 million, respectively, as of June 30, 2001 and 2000. For the years ended June 30, 2001, 2000, and 1999, there was $81,000, $42,000, and $13,000, respectively, related to the acquisition notes payable which is included in interest expense.

The note payable of $856,000 is the escrowed portion of the total purchase price for the 107-store acquisition (see MS Management Acquisition in Note 6). In light of the Company’s asserted claims against the sellers and their majority shareholders, the Company has not authorized the monthly release of $23,778 from escrow since the monthly release in June 2001.

Debt Maturity Schedule

     Scheduled maturities of debt for the years following June 30, 2001, including the Senior Secured Notes, Reducing Revolving Advances, and notes payable are as follows (in thousands):

Year Ending June 30:

2002	$5,602

2003	21,984

2004	38,492

2005 and thereafter	—

$66,078

Money Order Agreement

In April 1998, the Company signed a money order agreement with Travelers Express Company, Inc. (“Travelers Express”), effective December 17, 1998. This agreement replaced the previous money order agreement with the previous money order supplier that was terminated as of December 16, 1998. Under this new five-year agreement, the Company exclusively sells Travelers Express money orders, which bear the Company’s logo. The Company also signed a five-year agreement with an affiliate of Travelers Express, effective in April 1998, to offer an electronic bill-payment service to the Company’s customers. In conjunction with these two agreements, the Company received $3 million from Travelers Express in April 1998, $0.4 million per year in the fiscal years ended June 30, 2001, 2000, and 1999, and is entitled to receive an additional $0.4 million per year in the next two fiscal years for a total of $5.0 million. The $4.2 million payments received to date have been deferred and are being amortized on a straight-line basis over the five-year term of the agreements beginning January 1999 based on the $5 million total. If the money order agreement is terminated under certain circumstances before the expiration of its five-year term, the Company will be obligated to repay a portion of the $3 million and the annual amounts received from Travelers Express. The money order agreement with Travelers Express does not allow an extended deferral of remittances of money order proceeds. The Company’s payment and other obligations to Travelers Express under the money order agreement are secured by a subordinated lien on the Company’s assets. The deferred revenue balances as of June 30, 2001, and 2000 are $1.8 million and $2.3 million, respectively, and are included in other current and non-current liabilities in the accompanying consolidated balance sheets. The revenue amortization for the years ended June 30, 2001, 2000, and 1999 were $1.0 million, $1.0 million, and $0.5 million, respectively.

MoneyGram Guarantees and Incentive Bonuses

Expired MoneyGram Agreement. The Company is an agent for the receipt and transmission of wire transfers of money through the MoneyGram network. The Company’s agency relationship was previously governed by the 1996 MoneyGram Master Agreement, as amended (the “Expired MoneyGram Agreement”), with MoneyGram Payment Systems, Inc. (“MPS”), an affiliate of Travelers Express, until it expired on December 31, 2000.

The Expired MoneyGram Agreement provided for a revenue guarantee on acquired stores for the conversion of wire transfer services to MoneyGram from another supplier. The amount of the guarantee was equivalent to the annual aggregate wire transfer revenue for the acquired stores derived from another supplier. The New MoneyGram Agreement, defined below, also provides for revenue guarantees. The amount of guarantee revenue, which represents the difference between the guarantee and the Company’s actual wire transfer service revenue from the acquired stores, for the fiscal years ended June 30, 2001, 2000, and 1999 was approximately $3.3 million, $2.0 million, and $1.0 million, respectively. Accounts receivable from MoneyGram related to these guarantees as of June 30, 2001 and 2000 was $1.2 million and $2.0 million, respectively.

In June 1996, upon the extension of the Expired MoneyGram Agreement to December 31, 2000, the Company received a bonus of $2.0 million. The Company also received incentive bonuses under the Expired MoneyGram Agreement for opening or acquiring new MoneyGram service locations. All of the bonuses received by the Company under the Expired MoneyGram Agreement were deferred and amortized to revenues over the term of the Expired MoneyGram Agreement. Though the Expired MoneyGram Agreement expired December 31, 2000, each new incentive bonus paid during the term of the Expired MoneyGram Agreement obligated the Company to 60 store-months of MoneyGram service; and therefore, the amortization period of the bonuses received by the Company under that contract extended beyond December 31, 2000. As of December 31, 2000, $4.4 million of deferred revenue associated with the incentive bonuses remained to be amortized over the seven-year term of the New MoneyGram Agreement.

New MoneyGram Agreement. In June 2000, the Company signed a Money Transfer Agreement with Travelers Express and MPS that became effective January 1, 2001 (the “New MoneyGram Agreement”). During the seven-year term of the New MoneyGram Agreement, the Company will exclusively offer and sell MoneyGram wire transfer services. Under the New MoneyGram Agreement (as under the Existing MoneyGram Agreement) the Company earns commissions for each transmission and receipt of money through the MoneyGram network effected at a Company location; those commissions will equal varying percentages of the fees charged by MPS to consumers for the MoneyGram services.

Under the New MoneyGram Agreement, the Company is receiving a total of approximately $12.5 million in bonuses, payable in equal monthly installments (without interest) over the seven-year term. The amount of those monthly installments will be subject to reduction if the Company closes or sells a significant number of those locations at which MoneyGram services are offered at the beginning of the New MoneyGram Agreement. In addition, the Company will be entitled to receive certain incentive bonuses regarding new MoneyGram service locations that it opens or acquires during the term of the New MoneyGram Agreement similar to those received under the Expired MoneyGram Agreement.

During the fiscal years ended June 30, 2001, 2000, and 1999, $2.7 million, $2.6 million, and $2.2 million, respectively, of revenue amortization was recorded and included in revenues related to bonuses and incentive bonuses under the Expired MoneyGram Agreement and the New MoneyGram Agreement. The total deferred revenue balances related to these bonuses and incentive bonuses as of June 30, 2001 and 2000, was $4.4 million and $3.7 million, respectively and are included in other current and non-current liabilities in the accompanying consolidated balance sheets.

Derivative Instruments and Hedging Activities

To reduce its risk of greater interest expense because of floating-rate interest obligations under its credit facilities under the Credit Agreement, the Company entered into three interest-rate swap agreements with Bank of America and one interest-rate swap agreement with Wells Fargo Bank. Those agreements effectively converted a portion of the Company’s floating-rate interest obligations to fixed-rate interest obligations. With respect to the Revolving Advances, the first notional amount was $33 million for a two-year period that began January 4, 1999, the second notional amount was $10 million for a sixteen-month period that began September 3, 1999, and the third notional amount was an average of $62 million from November 1, 2000 through January 31, 2001, increased to an average of $85 million from February 1, 2001 to January 1, 2003. With respect to Reducing Revolving Advances, the notional amount was an average of $9.4 million from January 4, 1999 through January 3, 2001. The notional amounts were determined based on the Company’s minimum projected borrowings during calendar years 1999 through 2002. The fixed rate applicable to the notional amount of $33 million under the Revolving Advances was 5.14% for calendar year 1999 and 5.23% for calendar year 2000. The fixed rate applicable to the notional amount of $10 million under the Revolving Advances was 5.25% for calendar year 1999 and 2000. The fixed rate applicable to the average notional amount of $62 million and $85 million, respectively, under the Revolving Advances was 6.945% for the period from November 1, 2000 through January 31, 2001, and is 6.045% for the period from February 1, 2001 through January 1, 2003. The fixed rate applicable to the notional amount under the Reducing Revolving Advances was 6.23% for calendar year 1999 and 6.38% for calendar year 2000. As of June 30, 2001, all interest-rate swap agreements had expired, except for one with respect to the Revolving Advances with an average notional amount of $85 million; that existing interest-rate swap had a fair value of ($2.2) million.

8. OTHER EXPENSES

Other store expenses consisted of the following:

	Year Ended June 30,

	2001	2000	1999

	(in thousands)
Net returns and cash shortages	$12,551	$9,038	$8,950

Armored and security	7,442	5,607	5,144

Bank charges	3,972	3,415	2,574

Other	11,120	6,856	5,945

	$35,085	$24,916	$22,613

Other expenses consisted of the following:

	Year Ended June 30,

	2001	2000	1999

		(in thousands)
Restructure provision	$7,710	$—	$—

Legal	350	640	130

Store closing expense	108	330	315

Other	—	(15)	244

	$8,168	$955	$689

9. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Other prepaid expenses and other current assets consisted of the following:

	June 30,

	2001	2000

	(in thousands)
Deferred tax asset	$7,254	$214

Deferred finance costs	673	381

Supplies	1,111	874

Other prepaid invoices	637	600

	$9,675	$2,069

10. ACCOUNTS PAYABLE, ACCRUED LIABILITIES, AND OTHER LIABILITIES

Accounts payable, accrued liabilities and other current liabilities consisted of the following:

	June 30,

	2001	2000

	(in thousands)
Accounts payable — trade	$8,241	$8,761

Accrued salaries and benefits	3,728	2,813

Deferred revenue	3,412	3,347

Money transfer payable	2,677	1,454

Restructuring accrual	1,209	—

Interest payable	788	322

Other	3,248	4,725

	$23,303	$21,422

Other liabilities non-current consisted of the following:

	June 30,

	2001	2000

	(in thousands)
Deferred revenue Deferred revenue	$4,628	$3,519

Interest-rate swap	734	—

	$5,362	$3,519

11. SHAREHOLDERS’ EQUITY

Preferred Stock

Under the Company’s Certificate of Incorporation, the Board of Directors has the power to authorize the issuance of one or more classes or series of preferred stock and to fix the designations, powers, preferences and relative, participating, optional or other rights, if any, and the qualifications, limitations, or restrictions thereof, if any. At June 30, 2001, 2000, and 1999, one million shares of preferred stock were authorized with a par value of $1.00, none of which were issued and outstanding.

Stock Option Plans

In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company accounts for stock-based compensation programs using the intrinsic value method. Under the intrinsic value method, compensation expense is equal to the excess, if any, of the quoted market price of the stock at the grant date over the amount the employee or non-employee director must pay to acquire the stock. As the Company does not grant stock options at an exercise price of less than the fair market value at the date of grant, stock options do not represent compensation expense in the determination of net income in the consolidated statements of earnings.

Employee Stock Option Plans. The Company sponsors the 1997 Stock Option Plan (as amended, the “Plan”) for eligible employees. The original employee plan, the 1987 Stock Option Plan, expired during fiscal 1998 (though options granted thereunder continue to be effective in accordance with their terms), and the Company adopted the 1997 Stock Option Plan for eligible employees. There are 1,828,453 shares of Common Stock reserved for grants of options under these two plans. Options are granted at the sole discretion of the Board of Directors, upon the recommendation of its Compensation Committee, to selected employees of the Company. Outstanding options are generally exercisable annually in installments over a three to four-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire either at five or ten years after date of grant.

Had stock option compensation expense been determined consistent with the fair value method of measuring compensation expense under SFAS 123, the pro forma effect for fiscal 2001, 2000, and 1999 would have been a reduction in the Company’s net income of approximately $0.3 million, $0.5 million, and $0.3 million, respectively, and a reduction in diluted earnings per share of approximately $.03, $.05, and $.03, respectively.

In determining the pro forma stock compensation expense, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2001, 2000, and 1999, respectively: expected volatility of 49%, 46%, and 46%; expected lives of 5.1, 4.3, and 4.6 years; risk-free interest rates of 3.3%, 6.1%, and 4.7%; and no expected dividends.

Exercise prices for employee options outstanding as of June 30, 2001, ranged from $6.67 to $18.00 (fair market value on dates of grant). The following table provides certain information with respect to stock options outstanding and exercisable at June 30, 2001, under the two employees’ stock option plans:

	Outstanding			Exercisable

		Weighted	Weighted-		Weighted-
		average	average	Stock	average
	Stock options	exercise	remaining	options	exercise
Range of exercise prices	outstanding	price	contractual life	exercisable	price

Under $7.20	82,895	$6.93	0.5	82,895	$6.93

$7.21 — $9.00	65,600	7.61	3.9	43,100	7.37

$9.01 — $10.80	232,605	9.46	9.1	-	—

$10.81 — $12.60	265,531	11.86	7.1	118,270	12.00

$12.61 — $14.40	385,935	13.47	7.9	124,260	13.46

$14.41 — $16.20	57,625	14.86	7.5	22,937	14.80

$16.21 — $18.00	131,250	17.07	8.5	32,812	17.07

	1,221,441	$12.05	7.3	424,274	$11.51

The weighted average fair value of options granted during the years ended June 30, 2001, 2000, and 1999, calculated using the Black-Scholes option pricing model, was approximately $4.81 per share, $6.87 per share, and $6.06 per share, respectively.

The following table summarizes stock option activity under the two employees’ stock option plans:

				Weighted
			Available	Average
	Reserved	Outstanding	for Grant	Price

Shares at June 30, 1998	1,394,862	717,669	677,193	$7.73

Exercised	(173,367)	(173,367)	—	4.54

Canceled	(17,206)	(78,419)	61,213	11.68

Granted	—	331,105	(331,105)	13.49

Shares at June 30, 1999	1,204,289	796,988	407,301	10.42

Increase in shares reserved for options	315,000	—	315,000	—

Exercised	(110,435)	(110,435)	—	6.65

Canceled	(4,775)	(102,729)	97,954	13.46

Granted	—	474,486	(474,486)	15.09

Shares at June 30, 2000	1,404,079	1,058,310	345,769	12.60

Increase in shares reserved for options	500,000	—	500,000	—

Exercised	(73,476)	(73,476)	—	5.88

Canceled	(2,150)	(233,091)	230,941	12.97

Granted	—	469,698	(469,698)	10.21

Shares at June 30, 2001	1,828,453	1,221,441	607,012	$12.05

Non-employee Director Stock Option Plan. In 1995, the Board of Directors and the shareholders of the Company approved the adoption of a nonqualified non-employee director stock option plan. The purpose of this plan is to permit the Company to grant options to the Company’s outside directors as part of their compensation. The plan originally had 135,000 shares reserved for issuance and in November 1998, an amendment was approved to increase the number of shares to 260,000. Outstanding options are generally exercisable annually in installments over a three to four-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire five years after date of grant.

Had stock option compensation expense been determined consistent with the fair value method of measuring compensation expense under SFAS 123, the pro forma effect for fiscal 2001, 2000, and 1999 would have been a reduction in the Company’s net income of approximately $63,000, $32,000, and $25,000, respectively, and a reduction in diluted earnings per share of approximately $.01 for fiscal 2001 and no impact on diluted earnings per share for fiscal 2000 and fiscal 1999.

In determining the pro forma stock compensation expense, the fair value of each non-employee director option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2001, 2000, and 1999, respectively: expected volatility of 49%, 46%, and 46%; expected lives of 5.0, 4.9, and 4.8 years; risk-free interest rates of 3.3%, 6.1%, and 4.7%; and no expected dividends.

Exercise prices for non-employee director options outstanding as of June 30, 2001, ranged from $5.56 to $16.38 (fair market value on dates of grant). The following table provides certain information with respect to stock options outstanding and exercisable at June 30, 2001 under the non-employee director stock option plan:

	Outstanding			Exercisable

		Weighted	Weighted-		Weighted-
		average	average	Stock	average
	Stock options	exercise	remaining	options	exercise
Range of exercise prices	outstanding	price	contractual life	exercisable	price

Under $7.20	38,250	$6.58	0.3	38,250	$6.58

$7.21 — $9.00	-	-	-	-	—

$9.01 — $10.80	-	-	-	-	—

$10.81 — $12.60	63,250	11.78	3.1	38,250	12.30

$12.61 — $14.40	20,000	13.25	2.4	13,332	13.25

$14.41 — $16.20	-	-	-	-	—

$16.21 — $18.00	20,000	16.38	3.4	6,664	16.38

	141,500	$11.23	2.3	96,496	$10.44

     The weighted average fair value of options granted during the years ended June 30, 2001, 2000, and 1999, calculated using the Black-Scholes option pricing model, was approximately $5.27 per share, $7.90 per share, and $6.09 per share, respectively.

     The following table summarizes stock option activity under the non-employee director stock option plan:

				Weighted
			Available	Average
	Reserved	Outstanding	for Grant	Price

Shares at June 30, 1998	119,250	81,000	38,250	$8.04

Increase in shares reserved for options	125,000	—	125,000	—

Exercised	—	—	—	—

Canceled	—	—	—	—

Granted	—	20,000	(20,000)	13.25

Shares at June 30, 1999	244,250	101,000	143,250	9.08

Exercised	—	—	—	—

Canceled	—	—	—	—

Granted	—	20,000	(20,000)	16.38

Shares at June 30, 2000	244,250	121,000	123,250	10.28

Exercised	(15,750)	(15,750)	—	4.11

Canceled	—	—	—	—

Granted	—	36,250	(36,250)	11.31

Shares at June 30, 2001	228,500	141,500	87,000	$11.23

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase from time to time of up to approximately $5 million of the Company’s Common Stock in the open market or in negotiated transactions. This stock repurchase program will remain in effect unless discontinued by the Board of Directors. During the fiscal year ended June 30, 2001, the Company repurchased 30,000 shares at an average price of $10.19 per share, and during the fiscal year ended June 30, 2000, the Company repurchased 181,400 shares at an average price of $13.25 per share.

12. INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended June 30,

	2001	2000	1999

	(in thousands)
Current - Federal income tax	$6,323	$4,212	$4,274

State income tax	1,187	861	898

	7,510	5,073	5,172

Deferred - Federal income tax	(6,139)	289	196

State income tax	(965)	33	22

	(7,104)	322	218

	$406	$5,395	$5,390

The net deferred tax asset consists of the following:

	June 30,

	2001	2000

	(in thousands)
Gross assets	$11,855	$3,547

Gross liabilities	(3,665)	(2,461)

Net deferred tax asset	$8,190	$1,086

The components of the net deferred tax asset are $7,254,000 and $936,000 recorded in other current and other non-current assets, respectively.

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	June 30,

	2001	2000

	(in thousands)
Loan loss provision	$5,419	$—

Accrued liabilities and other	1,040	976

Deferred revenue	2,435	2,571

Depreciation and amortization	(1,596)	(2,461)

Interest-rate swap	892	—

	$8,190	$1,086

The provisions for taxes on income as reported differ from the tax provision computed by applying the statutory federal income tax rate of 34% as follows:

	Year Ended June 30,

	2001	2000	1999

	(in thousands)
Federal income tax provision on income at statutory rate of 34%	$346	$4,644	$4,638

State taxes, net of federal benefit	63	611	702

Amortization of goodwill	112	109	84

Other	(115)	31	(34)

Income tax provision	$406	$5,395	$5,390

13. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under non-cancelable operating leases. Most of the Company’s facility leases contain options that allow the Company to renew leases for periods that generally range from three to nine years. At June 30, 2001, future minimum rental payments under existing leases were as follows (in thousands):

Year Ending June 30:

2002	$17,049

2003	13,214

2004	8,938

2005	4,616

2006	2,284

Thereafter	2,410

$48,511

Lease expense was approximately $17.9 million, $14.9 million, and $12.9 million for the years ended June 30, 2001, 2000, and 1999, respectively.

In the year ended June 30, 2000, the Company entered into an agreement to settle the lawsuit against the Company in Arkansas, Angie Gwatney v. Ace Cash Express, Inc. The Company provided $640,000 in its financial statements for the year ended June 30, 2000 to satisfy its settlement obligations, which was adequate for the settlement of these obligations during the fiscal year ended June 30, 2001.

The Company is involved in various other legal proceedings incidental to the conduct of its business. Management believes that these legal proceedings will not result in any material impact on the Company’s financial condition and results of operations.

14. EMPLOYEE BENEFITS PLANS

The Company has a 401(k) savings plan (the “Benefit Plan”) on behalf of its employees. Employees may contribute up to 20% of their annual compensation to the Benefit Plan, subject to statutory maximums. The Benefit Plan provides a matching of 25% of employee contributions made to the Benefit Plan. The Company’s matching contributions were approximately $219,000, $217,000, and $79,000 for the years ended June 30, 2001, 2000, and 1999, respectively.

15. RELATED PARTY TRANSACTIONS

In March and April 2000, the Company invested a total of $1 million in ePacific Incorporated (“ePacific”), a private company in the business of providing customized debit-card payment systems and electronic funds transfer processing services, which has been recorded under the cost method and is included in other assets on the consolidated balance sheets. ePacific, formerly a controlled subsidiary of Goleta, provides the debit-card system and processing services to Goleta to enable it to make the Bank Loans described above in Note 1, Summary of Significant Accounting Policies — Loans Receivable, Net. For the fiscal year ended June 30, 2001 and 2000, the Company purchased 484,000 and 110,000 debit-cards for a total of $1.5 million and $0.3 million, respectively.

The Company’s investment in ePacific was made at the same times, and on the same terms, as the investment by two venture capital investors. The Company purchased approximately 14% of the shares of ePacific’s Series A Convertible Preferred Stock purchased by the group of investors. The terms of those shares are typical of preferred stock issued and purchased in venture capital investments, and include the right to periodic dividends from ePacific, the right to a preferential distribution upon liquidation of ePacific, voting rights with ePacific common stock, and the right to convert the preferred stock into ePacific common stock. Under a stockholders’ agreement with ePacific and its other stockholders, the Company agreed to certain restrictions on transfer of its ePacific stock, received certain securities registration rights regarding resale of its ePacific stock, and received the right to designate one person to serve as a director of ePacific. The Company designated Jay B. Shipowitz, its President and Chief Operating Officer, to serve as a director of ePacific.

16. NEW ACCOUNTING REQUIREMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141 “Business Combinations” (“SFAS 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 supersedes APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and financial statement disclosures. SFAS 142 changes the accounting for certain intangibles, including goodwill, from an amortization method to an impairment-only approach. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss if any.

SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. It is anticipated that the adoption of SFAS 141 will not have a material impact on the Company’s results of operations and financial position. The Company plans to adopt SFAS 142 effective July 1, 2001, and the expected impact of the adoption of SFAS 142 on the fiscal 2002 results of operations is the discontinuation of recording approximately $2.7 million of amortization expense associated with goodwill resulting in an after tax effect of $1.6 million on net income. The Company has a six-month period to complete the first step of the transitional goodwill impairment test. The amounts used in the transitional impairment test will be measured as of July 1, 2001. If the carrying amount of the net assets of a reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step of the transitional impairment test must be completed no later than June 30, 2002. Management has not yet determined what impact, if any, the transition impairment test will have on the Company’s results of operations and financial position.

17. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the fiscal years ended June 30, 2001, 2000, and 1999, are as follows:

	Unaudited

	Three Months Ended
					Year Ended
	Sept 30	Dec 31	Mar 31	June 30	June 30

		(in thousands, except per share amounts)
2001:

Revenues	$40,238	$45,100	$60,193	$51,244	$196,775

Net income (loss)	1,386	1,997	(4,155)	1,383	611

Diluted earnings (loss) per share	.14	.20	(.41)	.13	.06

2000:

Revenues	$30,588	$32,284	$41,337	$36,427	$140,636

Income before cumulative effect of accounting change	1,022	1,403	5,177	1,264	8,866

Diluted earnings per share before cumulative effect of accounting change	.10	.14	.51	.11	.86

Net income	419	1,403	5,177	1,264	8,263

Diluted earnings per share	.04	.14	.51	.11	.80

1999:

Revenues	$26,023	$28,656	$36,009	$31,626	$122,314

Net income	796	1,116	4,095	2,243	8,250

Diluted earnings per share	.08	.11	.40	.22	.80

The Company’s business is seasonal because of the impact of cashing tax refund checks and two other tax-related services — electronic tax filings and processing applications for refund anticipation loans. The impact of these services is in the third and fourth quarter of the Company’s fiscal year.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders of Ace Cash Express, Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of Ace Cash Express, Inc., a Texas corporation, and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2001, included in this Form 10-K and have issued our report thereon dated August 13, 2001. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule referred to below is the responsibility of the Company’s management.

Schedule II — Valuation and Qualifying Accounts is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Dallas, Texas,
August 13, 2001

ACE CASH EXPRESS, INC. AND SUBSIDIARIES (a)

Schedule II — Valuation and Qualifying Accounts

		Additions

	Balance	Charged
	at	to costs	Charged
	beginning	and	to other			Balance at
Description	of period	expenses	accounts	Deductions		end of period

			(in millions)
June 30, 2001:

Loan loss provision	$—	$24.8	$1.6(b)	$(13.0)		$13.4

Restructure reserve	$—	$8.7	$—	$(7.5	)(c)	$1.2

(a)	This schedule should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto.

(b)	In connection with the establishment of the loan loss provision, $1.6 million was reserved for loans re-established.

(c)	Includes $6.5 of costs associated with the write-offs of goodwill and covenants not to compete, fixed asset and inventory disposals, and lease terminations related to store closings and impairments, and $1.0 million adjustment related to the Company’s estimate of remaining lease obligations.

INDEX TO EXHIBITS

Exhibit Number	Exhibits

3.1	Restated Articles of Incorporation of the Company, as amended through January 31, 1998. (Included as Exhibit 3.6 to the Company’s Form 10-Q as of December 31, 1997 (Commission File Number 0-20774) and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of the Company, as amended through January 31, 1998. (Included as Exhibit 3.7 to the Company’s Form 10-Q as of December 31, 1997 (Commission File Number 0-20774) and incorporated herein by reference.)

3.3	Certificate of Amendment to the Company’s Bylaws dated January 3, 2000. (Included as Exhibit 3.3 to the Company’s Form 10-Q as of December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.)

4.1	Form of Certificate representing shares of Registrant’s Common Stock. (Included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-53286) (the “Registration Statement”) and incorporated herein by reference.)

10.1	Ace Cash Express, Inc. 1987 Stock Option Plan, as amended (including form of Incentive Stock Option Agreement). (Included as Exhibit 10.1 to the Registration Statement and incorporated herein by reference.)#

10.2	1992 Master Agreement dated October 14, 1992 (the “Money Order Agreement”) between the Company and American Express Travel Related Services Company, Inc. (the “Money Order Supplier”). (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934) (Included as Exhibit 10.4 to the Registration Statement and incorporated herein by reference.)

10.3	Agreement Regarding Stock Pledges dated as of November 20, 1992, between the Company and the shareholders pledging shares of Common Stock to secure the performance of the Company’s obligations under the Money Order Agreement. (Included as Exhibit 10.7 to the Registration Statement and incorporated herein by reference.)

10.4	Lease Agreement dated October 1, 1987, between the Company and Greenway Tower Joint Venture, as amended by First Amendment to Lease Agreement dated April 29, 1988, Second Amendment to Lease Agreement dated August 24, 1988, Third Amendment to Lease Agreement dated December 29, 1988 and Fourth Amendment to Lease Agreement dated January 29, 1991. (Included as Exhibit 10.8 to the Registration Statement and incorporated herein by reference.)

10.5	First Amendment to the Money Order Agreement dated December 1,1992, between the Company and the Money Order Supplier. (Included as Exhibit 10.9 to the Registration Statement and incorporated herein by reference.)

10.6	Agreement for Purchase and Sale of Stock Assets dated January 2, 1992, between T.J. Martin (“Martin”) and R.C. Hemmig (“Hemmig”). (Included as Exhibit 10.10 to the Registration Statement and incorporated herein by reference.)

10.7	Option to Repurchase, dated January 2, 1992, in favor of Hemmig. (Included as Exhibit 10.12 to the Registration Statement and incorporated herein by reference.)

10.8	Irrevocable Proxy of Martin dated January 2, 1992 in favor of Hemmig. (Included as Exhibit 10.13 to the Registration Statement and incorporated by reference herein.)

10.9	Letter Agreement between First Data Corporation and the Company dated December 6, 1993, amending the First Amendment to the Money Order Agreement. (Included as Exhibit 10.9 to the Company’s Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)

10.10	Fifth Amendment to Lease Agreement dated June 13, 1994, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.10 to the Company’s Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)

10.11	Asset Purchase Agreement dated November 22, 1993, among the Company, sole proprietor, limited partnership, and general partnerships that conduct business under the name “Mr. Money Check Cashers” (the “Sellers”), general partners of the partnership sellers (the “General Partners”), and an individual agent for the Sellers and the General Partners (the “Agent”). (Included as Exhibit 2.1 in the Company’s Form 8-K filed on December 7, 1993 (Commission File Number 0-20774) and incorporated herein by reference.)

10.12	Food Stamp Sub-Contract Agreement dated November 22, 1993, between the Company and the Agent. (Included as Exhibit 2.2 to the Company’s Form 8-K filed on December 7,1993 (Commission File Number 0-20774) and incorporated herein by reference.)

10.13	Ace Cash Express, Inc. 401(k) Profit Sharing Plan, adopted July 1, 1994. (Included as Exhibit 10.13 to the Company’s Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.14	Ace Cash Express, Inc. Deferred Compensation Plan, adopted July 1, 1994. (Included as Exhibit 10.14 to the Company’s Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.15	Asset Purchase Agreement dated June 27, 1995, among the Company and Quick Cash, Inc., Q.C. & G. Financial, Inc., David Christenholz and Gloria Guerra-Leyva. (Included as Exhibit 2.1 to the Company’s Form 8-K filed on July 11, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.16	Escrow Agreement dated June 27, 1995, among the Company, Quick Cash, Inc., Q.C. & G. Financial, Inc., David Christenholz, Gloria Guerra-Leyva, and Bank One, Arizona, NA, as escrow agent. (Included as Exhibit 2.2 to the Company’s Form 8-K filed July 11, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.17	Promissory Note dated June 27, 1995, of the Registrant in favor of the Money Order Supplier. (Included as Exhibit 2.3 to Form 8-K filed July 11, 1995 and incorporated herein by reference.)

10.18	Second Amendment to the Money Order Agreement dated September 8, 1995, between the Company and the Money Order Supplier. (Included as Exhibit 10.18 to the Company’s Form 10-K as of June 30, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.19	Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan dated March 27, 1995. (Included as Exhibit 10.19 to the Company’s Form 10-K as June 30, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.20	Letter Agreement dated July 13, 1995, between First Data Corporation and the Company amending the Money Order Agreement. (Included as Exhibit 10.20 to the Company’s Form 10-K as of June 30, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.21	Letter Agreement dated February 1, 1996, between the Company and the Money Order Supplier amending the Money Order Agreement. (Included as Exhibit 10.21 to the Company’s Form 10-Q as of December 31, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.22	1996 MoneyGram Master Agreement dated February 1, 1996, between the Company and the Money Order Supplier (the “MoneyGram Agreement”). (Included as Exhibit 10.22 to the Company’s Form 10-Q as of December 31, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.23	Agreement and Plan of Merger dated October 13, 1995, among the Company, Check Express, Inc., and Ace Acquisition Corporation. (Included as Exhibit 2.1 to the Company’s Form 8-K filed on February 16,1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.24	Amendment (to Agreement and Plan of Merger) dated December 20, 1995, among the Company, Check Express, Inc., and Ace Acquisition Corporation. (Included as Exhibit 2.2 to the Company’s Form 8-K filed on February 16, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.25	Sixth Amendment to Lease Agreement dated February 1, 1996, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.25 to the Company’s Form 10-Q as of March 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.26	1996-A Amendment to the MoneyGram Agreement dated March 21, 1996, between the Company and the Money Order Supplier. (Included as Exhibit 10.26 to the Company’s Form 10-K as of June 30, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.27	1996-B Amendment to the MoneyGram Agreement dated June 27, 1996, between the Company and the Money Order Supplier. (Included as Exhibit 10.27 to the Company’s Form 10-K as of June 30, 1996 (Commission file Number 0-20774) and incorporated herein by reference.)

10.28	Note Purchase Agreement dated November 15, 1996, between the Company and Principal Life Insurance Company. (Included as Exhibit 10.28 to the Company’s Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.29	Form of 9.03% Senior Secured Notes due November 15, 2003. (Included as Exhibit 10.29 to the Company’s Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.30	Collateral Trust Agreement dated November 15, 1996, among the Company and the Money Order Supplier, Principal Life Insurance Company, and Wilmington Trust Company. (Included as Exhibit 10.30 to the Company’s Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.31	Assignment of Deposit Accounts and Security Agreement dated November 15, 1996, between the Company and Wilmington Trust Company. (Included as Exhibit 10.31 to the Company’s Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.32	Third Amendment to the Money Order Agreement dated November 15, 1996, between the Company and the Money Order Supplier. (Included as Exhibit 10.32 to the Company’s Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.33	Amendment No.1 to the Ace Cash Express 401K Profit Sharing Plan effective January 1, 1998. (Included as Exhibit 10.33 to the Company’s Form 10-Q as of March 31, 1998 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.34	Amendment No. 1 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.34 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.35	Amendment No. 2 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.35 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.36	Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit A to the Company’s Proxy Statement for the 1997 Annual Meeting of Shareholders (Commission File No. 0-20774) and incorporated herein by reference.)#

10.37	Amendment No. 1 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.37 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.38	Form of Change-in-Control Executive Severance Agreement between the Company and each of its three executive officers. (Included as Exhibit 10.38 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.39	Money Order Agreement dated as of April 16, 1998, but effective as of December 16, 1998, between the Company and Travelers Express Company, Inc. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934). (Included as Exhibit 10.39 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)

10.40	Credit Agreement dated as of July 31, 1998, but effective as of December 16, 1998, among the Company, Wells Fargo Bank (Texas), National Association, as agent (the “Credit Agent”), and the lenders named therein, with Exhibits A and B thereto and Schedules 2.01(a) and 2.01(b) thereto. (Included as Exhibit 10.40 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)

10.41	Amended and Restated Collateral Trust Agreement dated as of July 31, 1998, but effective as of December 16, 1998, among the Company, the Credit Agent, Travelers Express Company, Inc., Principal Life Insurance Company (formerly known as Principal Mutual Life Insurance Company), and Wilmington Trust Company. (Included as Exhibit 10.41 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)

10.42	Amended and Restated Assignment of Deposit Accounts and Security Agreement dated as of July 31, 1998, but effective as of December 16, 1998, between the Company and Wilmington Trust Company. (Included as Exhibit 10.42 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)

10.43	First Amendment to Credit Agreement dated as of December 16, 1998, among the Company, the Credit Agent, and the lenders named therein, with Schedules 2.01(a) and 2.01(b) thereto. (Included as Exhibit 10.43 to the Company’s Form 8-K filed on December 23, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)

10.44	Amendment No. 3 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.44 to the Company’s Form 10-Q as of December 31, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.45	Amendment No. 2 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.45 to the Company’s Form 10-Q as of December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.46	Second Amendment to Credit Agreement dated as of December 15, 1999, among the Company, the Credit Agent , and the lenders named therein, with Schedules 2.01(a) and 2.01(b) thereto. (Included as Exhibit 10.46 to the Company’s Form 10-Q as of December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.)

10.47	Master Loan Agency Agreement dated as of August 11, 1999, between the Company and Goleta National Bank. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

10.48	Money Transfer Agreement dated as of June 30, 2000, among the Company, Travelers Express Company, Inc., and MoneyGram Payment Systems, Inc. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

10.49	Change-in-Control Executive Severance Agreement dated as of August 17, 2000, between the Company and Debra A. Bradford.#

10.50	Amendment No. 3 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.50 to the Company’s Form 10-Q as of December 31, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.51	Amended and Restated Credit Agreement dated November 9, 2000, among the Company, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein with the Schedules (other than the Company’s disclosure schedules) and the Exhibits thereto. (Included as Exhibit 10.1 to the Company’s Form 8-K dated November 9, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)

10.52	Asset Purchase Agreement dated November 10, 2000, among the Company, Check Cashiers of Arizona, Inc., Check Cashiers of California, Inc., Corpus Christi Check Cashiers, Inc., U.S. Money Order Company, Inc., Valley Check Cashiers, Inc., Morris Silverman, and Jeffrey D. Silverman. (Included as Exhibit 2.1 to the Company’s Form 8-K dated November 10, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)

10.53	Escrow Agreement dated November 10, 2000, among the Company, Check Cashiers of Arizona, Inc., Check Cashiers of California, Inc., Corpus Christi Check Cashiers, Inc. U.S. Money Order Company, Inc., Valley Check Cashiers, Inc., and Chicago Title Insurance Company, as Escrow Agent. (Included as Exhibit 2.2 to the Company’s Form 8-K dated November 10, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)

10.54	Form of Amendment to Change-in-Control Executive Severance Agreement between the Company and each of its four senior executive officers (Donald H. Neustadt, Jay B. Shipowitz, Raymond E. McCarty, and Debra A. Bradford) dated as of January 3, 2001. (Included as Exhibit 10.51 to the Company’s Form 10-Q as of March 31, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.55	Amendment Number 1 to Master Loan Agency Agreement, with the corresponding Amendment Number 1 to Master Loan Participation Agreement and Amendment Number 1 to Schedule of Interest and Fees, dated of March 29, 2001, between the Company and Goleta National Bank. (Confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.52 to the Company’s Form 10-Q as of March 31, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)

10.56	Change-in-Control Executive Severance Agreement dated as of May 15, 2001, between the Company and Barry M. Barron.*#

10.57	Amendment Number 2 to Master Loan Agency Agreement, with the corresponding Amendment Number 2 to Master Loan Participation Agreement, dated of June 30, 2001, between the Company and Goleta National Bank. (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)*

10.58	Change-in-Control Executive Severance Agreement dated as of July 16, 2001, between the Company and Joe W. Conner.*#

21	Subsidiaries of the Company.*

*	Filed herewith

#	Management contract or compensatory plan or arrangement