Form 10-Q
period 2001-09-30
ACE CASH EXPRESS INC/TX
filed 2001-11-14
CIK 849116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2001

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

1231 Greenway Drive, Suite 600
Irving, Texas 75038
(Address of principal executive offices)

(972) 550-5000
(Registrant’s telephone number, including area code)

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

Yes           X           No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 12, 2001

Common Stock	10,070,070 shares

ACE CASH EXPRESS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                                                        INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	June 30,
	2001	2001

	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$131,610	$129,186
Accounts receivable, net	3,239	3,558
Loans receivable, net	14,364	14,386
Prepaid expenses and other current assets	10,554	9,675
Inventories	754	987

Total Current Assets	160,521	157,792

Noncurrent Assets
Property and equipment, net	38,603	39,168
Covenants not to compete, net	1,916	2,012
Goodwill, net	74,856	73,892
Other assets	2,175	3,333

Total Assets	$278,071	$276,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Revolving advances	$107,000	$109,800
Accounts payable, accrued liabilities, and other current liabilities	31,301	23,303
Money order principal payable	14,127	16,928
Senior secured notes payable	4,000	4,000
Reducing revolving advances	3,500	1,125
Notes payable	959	477

Total Current Liabilities	160,887	155,633

Noncurrent Liabilities
Senior secured notes payable	8,000	8,000
Reducing revolving advances	47,500	51,875
Notes payable	801	601
Other liabilities	4,985	5,362

Total Liabilities	222,173	221,471

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 10,270,370 and 10,258,520 shares issued, and 10,058,970 and
10,047,120 shares outstanding, respectively	100	100
Additional paid-in capital	23,347	23,288
Retained earnings	37,345	35,356
Accumulated other comprehensive loss	(2,187)	(1,311)
Treasury stock, at cost, 211,400 shares	(2,707)	(2,707)

Total Shareholders’ Equity	55,898	54,726

Total Liabilities and Shareholders’ Equity	$278,071	$276,197

The accompanying notes are an integral part of these financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Three Months Ended
	September 30,

	2001	2000

Revenues	$51,910	$40,238
Store expenses:
Salaries and benefits	13,227	10,011
Occupancy	6,998	6,317
Loan losses and loss provision	6,664	3,050
Depreciation	1,745	1,570
Other	8,814	8,148

Total store expenses	37,448	29,096

Store gross margin	14,462	11,142
Region expenses	4,074	3,130
Headquarters expenses	3,351	2,320
Franchise expenses	170	221
Other depreciation and amortization	734	975
Interest expense, net	2,915	2,163
Other (income) expenses	(130)	22

Income before income taxes	3,348	2,311
Income taxes	1,359	925

Net income	$1,989	$1,386

Basic earnings per share	$.20	$.14
Weighted average number of common shares outstanding — basic EPS	10,050	9,978
Diluted earnings per share	$.20	$.14
Weighted average number of common and dilutive shares outstanding — diluted EPS	10,101	10,098

The accompanying notes are an integral part of these financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net income	$1,989	$1,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,479	2,567
Loan loss provision	6,614	4,670
Deferred revenue	(458)	(964)
Changes in assets and liabilities:
Accounts receivable, net	319	1,878
Loans receivable, net	(6,592)	(2,329)
Prepaid expenses and other current assets	(283)	82
Inventories	233	(501)
Other assets	882	(495)
Accounts payable, accrued liabilities and other liabilities	6,608	(1,966)

Net cash provided by operating activities	11,791	4,328
Cash flows from investing activities:
Purchases of property and equipment, net	(1,488)	(2,244)
Cost of net assets acquired	(1,019)	(4,268)

Net cash used in investing activities	(2,507)	(6,512)
Cash flows from financing activities:
Net increase (decrease) in money order principal payable	(2,801)	5,065
Net repayments on revolving advances	(2,800)	(6,100)
Net (repayments) borrowings on reducing revolving
advances	(2,000)	7,000
Net borrowings (repayments) on notes payable	682	(163)
Proceeds from stock options exercised	59	4
Purchase of treasury stock	—	(306)

Net cash (used in) provided by financing activities	(6,860)	5,500

Net increase in cash and cash equivalents	2,424	3,316
Cash and cash equivalents, beginning of period	129,186	105,577

Cash and cash equivalents, end of period	$131,610	$108,893

Supplemental disclosures of cash flows information:
Interest paid	$2,315	$2,019
Income taxes paid	$24	$31

The accompanying notes are an integral part of these financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed interim unaudited consolidated financial statements of Ace Cash Express, Inc. (the “Company” or “ACE”) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosure is adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Company management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

Certain prior period accounts have been reclassified to conform to the current year’s presentation.

Earnings Per Share Disclosures

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, after adjusting for the dilutive effect of stock options. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share, as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”

	Three Months Ended
	September 30,

	2001	2000

	(in thousands)
Net income (numerator)	$1,989	$1,386

Reconciliation of denominator:
Weighted average number of common shares outstanding — basic EPS	10,050	9,978
Effect of dilutive stock options	51	120

Weighted average number of common and dilutive shares outstanding — diluted EPS	10,101	10,098

For the three months ending September 30, 2001 and 2000, options to purchase 980,991 and 1,126,273 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of those options were greater than the average market price of the common shares; and therefore, the effect would be anti-dilutive.

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for trade receivables, trade payables, notes receivable, revolving advances, money order payable, and notes payable all approximate fair value. The carrying value and fair value of the interest-rate swap is ($3.7) million and is calculated using the forward market rates available as of September 30, 2001.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” (“SFAS 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 supersedes APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and financial statement disclosures. SFAS 142 changes the accounting for certain intangibles, including goodwill, from an amortization method to an impairment-only approach. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two-step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss if any.

SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. The adoption of SFAS 141 did not have a material impact on the Company’s results of operations and financial position. The Company adopted SFAS 142 effective July 1, 2001, and has identified two reporting units: 1) company-owned stores and 2) franchised stores. The franchised stores reporting unit has no intangible assets, and therefore it is not impacted by SFAS 142. The Company has completed the first step of the two-step impairment test by obtaining an independent third-party appraisal of the fair value of the company-owned stores reporting unit as of July 1, 2001. The fair value of the company-owned stores reporting unit exceeded the carrying value, and as a result, the second step of the two-step impairment test is not required and no impairment loss has been recorded as of September 30, 2001. In accordance with SFAS 142, the Company has discontinued recording goodwill amortization effective July 1, 2001. See Note 7 for the additional disclosures required by SFAS 142.

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

Segment information for the three months ended September 30, 2001 and 2000 was as follows:

	Company-
	owned	Franchised	Other	Total

	(in thousands, except for number of stores)
Three months ended September 30, 2001:
Revenue	$51,405	$505	$—	$51,910
Gross margin	13,957	505	—	14,462
Region, headquarters, franchise expenses	(7,425)	(170)	—	(7,595)
Other depreciation and amortization	—	—	(734)	(734)
Interest expense, net	—	—	(2,915)	(2,915)
Other income	—	—	130	130

Income before taxes	$6,532	$335	$(3,519)	$3,348

Total assets	$274,760	$3,311	$—	$278,071
Number of stores	995	175	—	1,170
Three months ended September 30, 2000:
Revenue	$39,735	$503	$—	$40,238
Gross margin	10,639	503	—	11,142
Region, headquarters, franchise expenses	(5,450)	(221)	—	(5,671)
Other depreciation and amortization	—	—	(975)	(975)
Interest expense, net	—	—	(2,163)	(2,163)
Other expenses	—	—	(22)	(22)

Income before taxes and cumulative effect of accounting change	$5,189	$282	$(3,160)	$2,311

Total assets	$221,627	$4,142	$—	$225,769
Number of stores	938	163	—	1,101

3. DERIVATIVE INSTRUMENTS

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

The adoption of SFAS 133 on July 1, 2000 resulted in a $648,000 credit to accumulated other comprehensive income (loss) for the cumulative effect of accounting change representing the transition adjustment. The associated underlying hedged liability has exceeded the notional amount for each interest-rate swap throughout the existence of the interest-rate swap and it is anticipated that it will continue to do so. The interest-rate swaps were and are based on the same index as their respective underlying debt. The interest-rate swaps were highly effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated other comprehensive income (loss) into earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness during the three months ended September 30, 2001 or 2000. The interest-rate swaps resulted in a decrease in interest expense of $279,000 for the three months ended September 30, 2000 and an increase in interest expense of $468,000 for the three months ended September 30, 2001. The estimated net amount of existing loss expected to be reclassified into earnings during the next twelve months is $1.8 million, net of income tax.

As indicated in Note 8, the Company extended the maturity of its Credit Agreement until December 31, 2001. If the revolving advance (i.e., the revolving line-of-credit) facility is not renewed or replaced with a facility with similar economic characteristics, the remaining deferred loss in accumulated other comprehensive loss will be recognized immediately into earnings.

Accumulated other comprehensive income (loss) balances related to the interest rate swaps are as follows:

		Accumulated Other Comprehensive
		Income (Loss) Balances as of:

Loan Facility	Notional Amount	July 1, 2000	June 30, 2001	September 30, 2001

			(in thousands)
Revolving advance	$33 million	$452	$—	$—
Revolving advance	$10 million	92	—	—
Revolving advance	$80 million
	(average)	(35)	(1,311)	(2,187)
Reducing revolving advance	$9.4 million
	(average)	139	—	—

Total		$648	$(1,311)	$(2,187)

The accumulated other comprehensive loss at each of June 30, 2001 and September 30, 2001 is net of a tax benefit of $892,000 and $1,488,000, respectively. The fair value of the swaps at June 30, 2001 and September 30, 2001 was ($2,203,000), and ($3,675,000), respectively.

4. COMPREHENSIVE INCOME

A summary of comprehensive income for the three months ended September 30, 2001 and 2000 is presented below:

	Three Months Ended September 30,

	2001	2000

	(in thousands)
Net income	$1,989	$1,386
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments net of the tax expense (benefit) of ($596) and $13, respectively	(876)	19

Comprehensive income	$1,113	$1,405

Unrealized gain on hedging instruments for the three months ended September 30, 2000 includes a $648,000 gain for the cumulative effect of accounting change representing a transition adjustment for the adoption of SFAS 133.

5. RESTRUCTURING CHARGES — ACCELERATED STORE CLOSINGS

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

The following table reflects the components of the significant items reported as restructuring charges for the quarter ended March 31, 2001 and the accrual balance as of June 30, 2001 and September 30, 2001 (in millions):

	Fiscal 2001				Fiscal 2002

	Original			Accrual			Accrual
	Restructure	Restructure		Balance as	Restructure		Balance
	Charge	Charge	Write-offs/	of	Charge	Write-offs/	as of
	as of	Adjust-	Lease	June 30,	Adjust-	Lease	September 30,
	March 31, 2001	ments	Settlements	2001	ments	Settlements	2001

Net book value of tangible assets	$2.5	$—	($2.5)	$—	$—	—	$—
Goodwill and covenants not to compete	2.6	—	(2.6)	—	—	—	—
Remaining lease obligations	2.8	(1.0)	(0.8)	1.0	(0.1)	(0.3)	0.6
Other, including store clean-up	0.8	—	(0.6)	0.2	—	(0.1)	0.1

Total	$8.7	($1.0)	($6.5)	$1.2	($0.1)	($0.4)	$0.7

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

The original restructuring charge of $8.7 million less the $1.0 million adjustment was recorded in other expenses in the fiscal year ended June 30, 2001, and an additional adjustment of $0.1 million was recorded in other expenses in the three months ended September 30, 2001. The adjustments reflect a reduction in the estimate of lease payouts which resulted from the Company’s ability to negotiate favorable lease terminations. Since some of the leases will be paid out over their remaining terms, the Company anticipates that the estimated completion date for the remaining liabilities will be approximately June 2005.

The following table presents the results of operations of the 85 stores closed for the quarter ended September 30, 2000:

Three Months Ended
September 30, 2000

(in thousands, except per
share amounts)
Revenues	$1,359
Loss before income taxes	(885)
Net loss	(531)
Basic loss per share	(.05)
Diluted loss per share	(.05)

6. PRIOR YEAR SIGNIFICANT ACQUISITION

On November 10, 2000, the Company acquired the assets of 107 check-cashing and retail financial services stores in California, Texas, and Oklahoma from a group of five privately held companies that are majority owned by Morris Silverman and Jeffrey D. Silverman and managed by MS Management Company based in Chicago, Illinois. The total purchase price for the assets of all of the acquired locations was $29.7 million in cash.

This acquisition was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired companies have been included in the Company’s consolidated financial statements since the date that each store location was activated with the Company’s proprietary point-of-sale system. As of December 31, 2000, all of the stores were phased into the Company’s network.

The following presents the unaudited pro forma results of operations of the Company for the three months ended September 30, 2000 as if the acquisition had been consummated at the beginning of that period. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

Three Months Ended
September 30, 2000

(in thousands, except per
share data)
Revenues	$44,485
Net income	1,434
Basic earnings per share	0.14
Diluted earnings per share	0.14

7. GOODWILL AND OTHER INTANGIBLE ASSETS — ADOPTION OF SFAS 142

Transitional Disclosures

Net income and earnings per share excluding amortization expense related to goodwill for the three months ended September 30, 2001 and 2000 are as follows:

	Three Months Ended
	September 30,

	2001	2000

	(in thousands, except per share amounts)
Reported net income	$1,989	$1,386
Add back: Goodwill amortization	—	256

Adjusted net income	$1,989	1,642

Basic earnings per share:
Reported net income	$.20	$.14
Add back: Goodwill amortization	—	.02

Adjusted net income	$.20	$.16

Diluted earnings per share:
Reported net income	$.20	$.14
Add back: Goodwill amortization	—	.02

Adjusted net income	$.20	$.16

Acquisitions

During the quarter ended September 30, 2001, the Company acquired the assets of six stores in three separate purchases from third parties for approximately $1.1 million. In connection with these acquisitions, acquisition costs of $1.0 million were allocated to goodwill, $54,000 were allocated to covenants not to compete and the remainder to property and equipment. Two notes with contingent payments of $755,000 were issued in connection with these transactions.

Amortizable Intangible Assets

Covenants not to compete are as follows:

	September 30, 2001	June 30, 2001

	(in thousands)
Covenants not to compete, at cost	$7,852	$7,798
Less — accumulated amortization	(5,936)	(5,786)

	$1,916	$2,012

Covenants not to compete of $54,000 were acquired in the three months ended September 30, 2001. Covenants not to compete are amortized over the applicable period of the contract. The weighted-average amortization period is 6.5 years.

Amortization expense related to the covenants not to compete for the three months ended September 30, 2001 and estimated for the five succeeding fiscal years are as follows:

Covenants Not to
Compete

(in thousands)
Actual amortization expense for the three months ended September 30, 2001	$150

Estimated amortization expense for the fiscal years ended:
June 30, 2002	523
June 30, 2003	403
June 30, 2004	343
June 30, 2005	263
June 30, 2006	135

Intangible Assets Not Subject to Amortization

Goodwill is as follows:

Goodwill

(in thousands)
Goodwill as of June 30, 2001, net of amortization of $8,170	$73,892
Acquired goodwill	964

Goodwill as of September 30, 2001	$74,856

There were no impairment losses for the three months ended September 30, 2001.

8. SUBSEQUENT EVENTS

Amendment of Credit Facilities

On November 8, 2001, the Company amended its existing credit agreement in anticipation of completing a private placement of debt securities. The Company has retained J. P. Morgan Securities Inc. as placement agent to assist the Company in pursuing a private placement of approximately $60 million of debt securities. The Company intends to complete that offering, which is being made to only a few institutional investors, by December 31, 2001. The Company intends to use the net proceeds of that offering to discharge the reducing revolving advances under the credit agreement from the bank lenders that the Company uses to make acquisitions and capital expenditures.

The Company’s revolving advances facility under the credit agreement was scheduled to expire, and all obligations to the bank lenders thereunder were scheduled to mature, on November 8, 2001. In anticipation of completing the private placement by December 31, 2001, the Company and the bank lenders entered into an amendment to the credit agreement on November 8, 2001. That amendment:

•	Extended the Company’s revolving advances (i.e., line-of-credit) facility, temporary additional revolving advance facility, and letter-of-credit facility to December 31, 2001. (As of September 30, 2001, the Company had $107 million outstanding balance in the revolving advance facility and no outstanding balances in the temporary additional revolving advance facility and the letter-of credit facility.)

•	Converted the Company’s reducing revolving facility, which was available for acquisitions and capital expenditures (subject to quarterly reduction) until November 9, 2003, to a term-loan facility that expires and matures on December 31, 2001. (At September 30, 2001, the Company had $51 million outstanding balance on this facility.)

•	Authorized the Company’s borrowing of an additional $4 million under the term-loan facility for use in paying the $4 million installment of principal due under the Senior Secured Notes of the Company on November 15, 2001.

•	Increased the interest rate on the revolving advance facility to a variable annual rate equal to, at the Company’s option, either the prime rate of Wells Fargo Bank plus 1.75% or LIBOR plus 2.75%.

•	Increased the interest rate on the term-loan facility to a variable annual rate equal to, at the Company’s option, either the prime rate of Wells Fargo Bank plus 2.25% or LIBOR plus 3.25%.

In all other material respects, the terms of the credit agreement remain in effect.

The Company intends to repay the outstanding amount under the term-loan facility with most of the net proceeds of the private placement and to amend the credit agreement to obtain a revolving line-of-credit facility (and ancillary credit facilities) for three years, instead of the annual credit facilities the Company has been obtaining. The Company expects to record accelerated amortization of deferred financing costs during the second quarter of fiscal 2002 due to the proposed changes in the Company’s debt structure. The Company paid a fee of $525,000 to the bank lenders in connection with the amendment of the credit agreement.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA
(unaudited)

	Three Months Ended		Year Ended
	September 30,		June 30,

	2001	2000	2001	2000	1999

Supplemental Statistical Data:
Company-owned stores in operation:
Beginning of period	988	915	915	798	683
Acquired	6	17	133	36	35
Opened	5	12	49	99	99
Closed	(4)	(6)	(109)	(18)	(19)

End of period	995	938	988	915	798

Percentage increase in comparable store revenues
from prior period (1):	21.0%	24.7%	23.3%	6.9%	10.8%
Capital expenditures (in thousands)	$1,213	$2,244	$12,655	$12,255	$10,089
Cost of net assets acquired (in thousands)	$85	$4,268	$35,841	$11,359	$8,378
Operating Data (Check Cashing and Money Orders):
Face amount of checks cashed (in millions)	$1,047	$954	$4,498	$3,839	$3,373
Face amount of money orders sold (in millions)	$416	$382	$1,709	$1,585	$1,905
Face amount of average check	$338	$330	$358	$339	$320
Average fee per check	$7.78	$7.30	$8.38	$7.92	$7.47
Fees as a percentage of average check	2.30%	2.21%	2.34%	2.33%	2.33%
Number of checks cashed (in thousands)	3,097	2,891	12,580	11,317	10,556
Number of money orders sold (in thousands)	2,889	2,907	12,787	12,339	14,495
Collections Data:
Face amount of returned checks (in thousands)	$5,899	$6,685	$26,536	$16,548	$12,442
Collections (in thousands)	3,784	4,626	17,717	10,788	7,423

Net write-offs (in thousands)	$2,115	$2,059	$8,819	$5,760	$5,019

Collections as a percentage of returned checks	64.2%	69.2%	66.8%	65.2%	59.7%
Net write-offs as a percentage of revenues	4.1%	5.1%	4.5%	4.1%	4.1%
Net write-offs as a percentage of the face amount of checks cashed	.20%	.22%	.20%	.15%	.15%

(1)	Calculated based on the changes in revenues of all stores open for both of the full year and three month periods compared.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA, continued
(unaudited)

	Three Months Ended			Year Ended
	September 30,			June 30,

	2001	2000	2001	2000	1999

Operating Data (Small Consumer Loans):
Volume (in thousands)	$128,676	$80,988	$396,783	$137,015	$105,765
Average advance	$267	$285	$269	$240	$200
Average finance charge	$45.33	$42.58	$42.30	$34.51	$30.30
Number of loan transactions (new loans and refinances-in thousands)	482	289	1,477	557	460
Balance Sheet Data: (in thousands)
Gross loans receivable	$29,794	$20,236	$27,768	$18,695	$5,543
Less: Allowance for losses on loans receivable	15,430	3,882	13,382	—	—

Loans receivable, net of allowance	$14,364	$16,354	$14,386	$18,695	$5,543

Allowance for losses on loans receivable:
Beginning of period	$13,382	$—	$—	$—	$—
Provision for loan losses	6,614	4,670	26,429	—	—
Net charge-offs	(4,566)	(788)	(13,047)	—	—

End of period	$15,430	$3,882	$13,382	$—	$—

Allowance as a percent of gross loans receivable	51.8%	19.2%	48.2%	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue Analysis

	Three Months Ended September 30,

	2001	2000	2001	2000

	(in thousands)		(percentage of revenue)
Check cashing fees	$24,100	$21,107	46.4%	52.4%
Loan fees and interest	19,122	10,896	36.8	27.1
Bill payment services	2,177	2,440	4.2	6.1
Money transfer services	2,739	2,273	5.3	5.6
Money order fees	1,838	1,646	3.5	4.1
Franchise revenues	505	503	1.0	1.3
Other fees	1,429	1,373	2.8	3.4

Total revenue	$51,910	$40,238	100.0%	100.0%

Average revenue per store	$51.8	$43.3

Total revenues increased $11.7 million, or 29%, to $51.9 million in the first quarter of fiscal 2002 from $40.2 million in the first quarter of the last fiscal year. This revenue growth resulted, in part, from a $7.7 million, or 21%, increase in comparable store revenues (818 stores). The balance of the increase came from stores which were opened or acquired after June 30, 2000, and were therefore not open for both of the full periods compared. The number of Company-owned stores increased by 57, or 6%, from 938 stores open at September 30, 2000, to 995 stores open at September 30, 2001. The increase in loan fees and interest was approximately 70% of the total revenue increase, the increase in total check cashing fees was approximately 26% of the total revenue increase, and the increase in money transfer services revenue was approximately 4% of the total revenue increase.

Loan fees and interest reflect the Company’s participation interests in Goleta National Bank (GNB) loans. Loan fees and interest increased $8.2 million, or 76%, from $10.9 million in the first quarter of the last fiscal year to $19.1 million in the first quarter of fiscal 2002 due to the increased volume and increased number of stores offering the GNB loan product, which had just recently been introduced in the first quarter of the prior fiscal year. Check cashing fees, including tax check fees, increased $3.0 million, or 14%, from $21.1 million in the first quarter of the last fiscal year to $24.1 million in the first quarter of fiscal 2002. This increase resulted from a 7% increase in the total number of checks cashed and a 2% increase in the average size check. The increase in money transfer services revenue of $0.5 million, or 21%, to $2.7 million in the first quarter of fiscal 2002 from $2.3 million in the first quarter of the last fiscal year is primarily due to the increased number of stores opened and operating in the first quarter of fiscal 2002.

Store Expense Analysis
	Three Months Ended September 30,

	2001	2000	2001	2000

	(in thousands)		(percentage of revenue)
Salaries and benefits	$13,227	$10,011	25.5%	24.9%
Occupancy	6,998	6,317	13.5	15.7
Armored and security	1,754	1,722	3.4	4.3
Returns and cash shorts	3,029	3,402	5.8	8.4
Loan losses and loss provisions	6,664	3,050	12.8	7.6
Depreciation	1,745	1,570	3.4	3.9
Other	4,031	3,024	7.7	7.5

Total store expense	$37,448	$29,096	72.1%	72.3%

Average per store expense	$37.8	$31.7

Total store expenses increased $8.4 million, or 29%, to $37.4 million in the first quarter of fiscal 2002 from $29.1 million in the first quarter of the last fiscal year. Total store expenses as a percentage of revenues, however, decreased from 72.3% in the first quarter of fiscal 2001 to 72.1% for the first quarter of the fiscal 2002. The total of salaries and benefits, occupancy costs, and armored and security expenses increased $3.9 million, or 22%, primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages decreased $0.4 million, or 11%, and decreased as a percentage of revenues to 5.8% in the first quarter of fiscal 2002 from 8.4% in the first quarter of the last fiscal year, primarily due to a reduction in cash shortages at the stores. Loan losses and loss provisions increased $3.6 million in the first quarter of fiscal 2002 from the first quarter of the last fiscal year due to the greater dollar amount of participation interests in GNB loans outstanding and to the Company’s adjustment, in the third quarter of fiscal 2001, in its corresponding loan loss allowance or provision. Other expenses increased $1.0 million, or 33%, to $4.0 million in the first quarter of fiscal 2002 from $3.0 million for the first quarter of the last fiscal year, due to the increased number of stores in operation and an increase in supplies expenses related to the GNB loan product.

Other Expenses Analysis
		Three Months Ended September 30,

	2001	2000	2001	2000

	(in thousands)		(percentage of revenue)
Region expenses	$4,074	$3,130	7.8%	7.8%
Headquarters expenses	3,351	2,320	6.5	5.8
Franchise expenses	170	221	0.3	0.5
Other depreciation and amortization	734	975	1.4	2.4
Interest expense, net	2,915	2,163	5.6	5.4
Other expenses	(130)	22	(0.2)	0.1

Region Expenses

Region expenses increased $0.9 million, or 30%, in the first quarter of fiscal 2002 over the first quarter of the last fiscal year. The increase in region expense was primarily a result of the increase in personnel (i.e., collections, customer service) to support the loan product from GNB. Region expenses as a percentage of revenues, however, remained unchanged at 7.8% in the first quarter of fiscal 2002 compared to the first quarter of the last fiscal year.

Headquarters Expenses

Headquarters expenses increased $1.0 million, or 44.4%, in the first quarter of fiscal 2002 over the first quarter of the last fiscal year primarily due to a combination of increased legal expenses and increased salaries for additional personnel. Headquarters expenses as a percentage of revenues increased to 6.5% for the first quarter of fiscal 2002 from 5.8% for the first quarter of the last fiscal year.

Franchise Expenses

Franchise expenses decreased slightly in the first quarter of fiscal 2002 compared to the first quarter of the last fiscal year.

Other Depreciation and Amortization

Other depreciation and amortization decreased $0.2 million for the first quarter of fiscal 2002 compared to the first quarter of the last fiscal year primarily due to the discontinuation of goodwill amortization in accordance with SFAS 142, which the Company adopted in the first quarter of fiscal 2002. See Note 1 of Notes to Interim Unaudited Consolidated Financial Statements.

Interest Expense

Interest expense, net of interest income, increased $0.8 million, or 35%, in the first quarter of fiscal 2002 compared to the first quarter of the last fiscal year. This increase was the result of an increase in borrowings used to finance store openings and acquisitions, and the increase in purchases of participations in the GNB loan product offered at the Company’s stores.

Other Expenses

Other expenses decreased $0.2 million in the first quarter of fiscal 2002 compared to the first quarter of the last fiscal year as a result of an adjustment to the reserve for restructuring charges. See Note 5 of Notes to Interim Unaudited Consolidated Financial Statements.

Income Taxes

A total of $1.4 million was provided for income taxes in the first quarter of fiscal 2002, an increase from $0.9 million in the first quarter of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions. The effective income tax rate was 40.6% for the first quarter of fiscal 2002, compared to 40.0% for the first quarter of the last fiscal year.

Balance Sheet Variations

Cash and cash equivalents, the money order principal payable, and the revolving advances vary because of seasonal and day-to-day requirements resulting from maintaining cash for cashing checks and purchasing loan participations, receipts of cash from the sale of money orders and from participation interests in loans, and remittances for money orders sold. For the three months ended September 30, 2001, cash and cash equivalents increased $2.4 million, compared to an increase of $3.3 million for the three months ended September 30, 2000.

Property and equipment decreased by $0.6 million, and goodwill acquired increased $1.0 million, as a result of the five stores opened and the six stores acquired during the three months ended September 30, 2001, offset by the four stores closed and the related depreciation and amortization during that three-month period.

Accounts receivable, net, decreased $0.3 million, primarily due to collections of accounts receivable from MoneyGram Payment Systems, Inc. for commissions and bonuses related to the MoneyGram services.

Loans receivable, net, remained at $14.4 million.

Accounts payable, accrued liabilities and other current liabilities increased $8.0 million due to the timing of the GNB loan product remittances, increase in the liability related to the interest-rate swap, and increased salaries payable.

Liquidity and Capital Resources

Cash Flows from Operating Activities

During the three months ended September 30, 2001 and 2000, the Company had net cash provided by operating activities of $11.8 million and $4.3 million, respectively. The increase in cash flows from operating activities resulted from the timing of remittances to product or service providers (such as MoneyGram Payment Systems, Inc., Travelers Express Company Inc., and GNB).

Cash Flows from Investing Activities

During the three months ended September 30, 2001 and 2000, the Company used $1.5 million and $2.2 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores and corporate offices. Capital expenditures for acquisitions were $1.0 million and $4.3 million, respectively, for the three months ended September 30, 2001 and 2000.

Cash Flows from Financing Activities

Net cash used by financing activities for the three months ended September 30, 2001, was $6.9 million. The Company reduced its net borrowings under its revolving line-of-credit facility from the bank lenders (as described below) by $2.8 million from June 30, 2001 due to the seasonality of the business within the month and week. Borrowings from the money order supplier decreased $2.8 million from June 30, 2001. The Company also decreased its reducing revolving advance borrowings by $2.0 million since June 30, 2001. Acquisition-related notes payable to sellers increased by $0.7 million during the three months ended September 30, 2001. The net cash provided by financing activities for the three months ended September 30, 2000, was $5.5 million.

As of September 30, 2001, the Company was a party to an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of banks, led by Wells Fargo Bank Texas, National Association (the “Lenders”). The two primary credit facilities under the credit available to the Company under the Credit Agreement were a revolving line-of-credit facility of $155 million and a reducing revolving facility of $65 million. The Company’s revolving line-of-credit facility was available until November 8, 2001, and the reducing revolving facility was available until November 9, 2003. Borrowings under the revolving line-of-credit facility were available for working capital and general corporate purposes, and borrowings under the reducing revolving loan facility were available for store construction and relocation and other capital expenditures, including acquisitions, and refinancing other debt. The Company had borrowed $107 million under its revolving facility and $51 million under its reducing revolving facility as of September 30, 2001. In addition to the two primary credit facilities, the Company also had available under the Credit Agreement until November 8, 2001, upon certain conditions, an additional 25-day revolving advance facility of up to $25 million from Wells Fargo Bank and certain of the other Lenders and a standby letter-of-credit facility of up to $1.5 million from Wells Fargo Bank.

The Company’s borrowings under the revolving line-of-credit facility bore interest at a variable annual rate equal to, at the Company’s discretion, either the prime rate publicly announced by Wells Fargo Bank from time to time (the “Prime Rate”) or the London InterBank Offered Rate (“LIBOR”) plus 0.75%. The Company’s borrowings under the reducing revolving facility bore interest at a variable annual rate equal to, at the Company’s discretion, either the Prime Rate plus 0.25% or LIBOR plus 2.375% (but subject to adjustment quarterly, beginning March 31, 2001, within a range of 2.125% to 2.625% above LIBOR, depending on the Company’s debt-to-cash flow ratio). Interest was generally payable monthly, except on LIBOR-rate borrowings; interest on LIBOR-rate borrowings was payable every 30, 60, or 90 days, depending on the period selected by the Company. The LIBOR rate effective at September 30, 2001 was 2.64%. The Company also paid a commitment fee for each of these credit facilities. The commitment fee for the revolving line-of-credit facility was equal to 0.25% per annum of the average daily unused portion of that facility; and the commitment fee for the reducing revolving facility was equal to 0.375% per annum of the average daily unused portion of that facility through March 31, 2001, but thereafter varied within a range of 0.3% to 0.5% per annum of the average daily unused portion of that facility, depending on the Company’s debt-to-cash flow ratio after March 31, 2001.

To reduce its risk of greater interest expense because of interest-rate fluctuations, the Company has entered into interest-rate swap agreements, which effectively converted a portion of its floating-rate interest obligations to fixed-rate obligations, as described in Notes 3 and 4 of Notes to Interim Unaudited Consolidated Financial Statements above.

Because the Credit Agreement provided that the revolving line-of-credit facility and the other ancillary credit facilities expired on November 8, 2001, the Company entered into an amendment to the Credit Agreement with the Lenders on November 8, 2001. See “—Amendment of Credit Facilities” below.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase from time to time of up to approximately $5 million of the Company’s Common Stock in the open market or in negotiated transactions. This stock repurchase program will remain in effect unless discontinued by the Board of Directors. Though no shares have been purchased during fiscal 2002, as of September 30, 2001, the Company had repurchased 211,400 shares at an average price of $12.81 per share.

Amendment of Credit Facilities

On November 8, 2001, the Company amended the Credit Agreement in anticipation of completing a private placement of debt securities.

The Company has retained J. P. Morgan Securities Inc. as placement agent to assist it in pursuing a private placement of approximately $60 million of debt securities. The Company intends to complete that offering, which is being made to only a few institutional investors, by December 31, 2001. The Company intends to use the net proceeds of that offering to discharge the credit facility from the Lenders that the Company uses to make acquisitions and capital expenditures.

The Company’s revolving line-of-credit facility under the Credit Agreement was scheduled to expire, and all obligations to the Lenders thereunder were scheduled to mature, on November 8, 2001. In anticipation of completing the private placement by December 31, 2001, the Company and the Lenders entered into an amendment to the Credit Agreement on November 8, 2001. That amendment:

•	Extended the Company’s revolving line-of-credit facility, temporary additional revolving advance facility, and letter-of-credit facility to December 31, 2001.

•	Converted the Company’s reducing revolving facility, which was available for acquisitions and capital expenditures (subject to quarterly reduction) until November 9, 2003, to a term-loan facility that expires and matures on December 31, 2001.

•	Authorized the Company’s borrowing of an additional $4 million under the term-loan facility for use in paying the $4 million installment of principal due under the Senior Secured Notes of the Company on November 15, 2001.

•	Increased the interest rate on the revolving line-of-credit facility to a variable annual rate equal to, at the Company’s option, either the Prime Rate plus 1.75% or LIBOR plus 2.75%.

•	Increased the interest rate on the term-loan facility to a variable annual rate equal to, at the Company’s option, either the Prime Rate plus 2.25% or LIBOR plus 3.25%.

In all other material respects, the terms of the Credit Agreement remain in effect.

The Company intends to repay the outstanding amount under the term-loan facility with most of the net proceeds of the private placement and to amend the Credit Agreement to obtain a revolving line-of-credit facility (and ancillary credit facilities) for three years, instead of the annual credit facilities the Company has been obtaining. The Company paid a fee of $525,000 to the Lenders in connection with the amendment of the Credit Agreement.

The Company’s completion of the private placement as currently proposed will depend on a number of factors over which the Company will have no control. Though the institutional market for debt securities of the kind or kinds that the Company may issue was impaired by the terrorist attacks in the United States in September, the Company and its placement agent believe that the private placement can be completed by December 31, 2001. If the Company is unable to complete the private placement, however, it may have to obtain a further extension of the amended credit facilities from the Lenders or attempt to obtain financing from some other source or sources.

Operating Trends

Seasonality

The Company’s business is seasonal to the extent of the impact of cashing tax refund checks. The impact of these services is in the third and fourth quarters of the Company’s fiscal year.

Impact of Inflation

Management believes the Company’s results of operations are not dependent upon the levels of inflation.

Forward-Looking Statements

This Report contains, and from time to time the Company or certain of its representatives may make, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as “anticipate,” “expect,” “estimate,” “believe,” “intend,” “plan,” “should,” “would,” and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control and may not even be predictable. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to, many of the matters described in the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2001, this Report, and its other public filings: the Company’s relationships with Travelers Express Company, Inc. and its affiliates, with Goleta National Bank, and with the Lenders; governmental regulation of check-cashing, short-term consumer lending, and related financial services businesses; the results of litigation and regulatory proceedings regarding short-term consumer lending activities; theft and employee errors; the availability of suitable locations, acquisition opportunities, adequate financing, and experienced management employees to implement the Company’s growth strategy; the fragmentation of the check-cashing industry and competition from various other sources, such as banks, savings and loans, short-term consumer lenders, and other similar financial services entities, as well as retail businesses that offer products and services offered by the Company; the terms and performance of third-party products and services offered at the Company’s locations; and customer demand and response to products and services offered by the Company. The Company expressly disclaims any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in the Company’s views or expectations, or otherwise. The Company makes no prediction or statement about the performance of the Company’s Common Stock.

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

To reduce its risk of greater interest expense upon a rise in the prime rate or LIBOR, the Company has entered into three interest-rate swap agreements with Bank of America and one interest-rate swap agreement with Wells Fargo Bank. Those agreements effectively convert a portion of the Company’s floating-rate interest obligations to fixed-rate interest obligations, as described above in Notes 3 and 4 of Notes to Interim Unaudited Consolidated Financial Statements. As of September 30, 2001, only one of the interest-rate swaps remained in effect.

The fair value of the Company’s existing interest-rate swap is ($3.7) million as of September 30, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Eva J. Rowings v. Ace Cash Express, Inc.: In the settlement conference before the federal magistrate held on October 29, 2001, the plaintiff and the Company reached an oral agreement, under which the Company would pay approximately $400,000, to settle this lawsuit. The oral agreement must, however, be reduced to writing (with additional negotiated terms) and approved by the federal court before it can become effective, and the putative members of the plaintiff’s class must be given notice and an opportunity to opt out of the settlement. The parties are preparing the written settlement agreement.

Wendy Betts, John Cardegna and Gary M. Kane v. Ace Cash Express, Inc. et al.: The plaintiffs have filed an appellate brief, and the Attorney General of the State of Florida (whose motion to intervene was denied) has filed a “friend-of-the-court” brief supporting the plaintiffs’ position. The Company will file its appellate brief by the deadline of December 11, 2001.

Shirley Porter and Joyce Davis v. Ace Cash Express, Inc.: On November 8, 2001, the United States Court of Appeals for the Fifth Circuit ruled in favor of the Company and affirmed the lower court’s dismissal of this lawsuit.

Eugene R. Clement and Neil Gillespie and State of Florida, Office of the Attorney General, Department of Legal Affairs v. Ace Cash Express, Inc., et al.: On September 19, 2001, the Company and each other defendant filed a motion to dismiss the amended complaint filed by the Attorney General of the State of Florida. On October 1, 2001, the court dismissed, with prejudice, all of the claims in the amended complaint of plaintiffs Clement and Gillespie other than their claim under the Florida Deceptive and Unfair Trade Practices Act regarding the Company’s collection activities. The Company intends to file for summary judgment regarding the remaining claim.

Mayella Veasey et al. v. Ace Cash Express, Inc.: There have been no material developments in this lawsuit.

Jennafer Long v. Ace Cash Express, Inc.: On October 2, 2001, the court granted the motion of Goleta National Bank (“Goleta”) to intervene as a defendant in this lawsuit. Goleta and the Company have filed a motion to dismiss this lawsuit, which is pending before the court.

State of Colorado, ex rel. Ken Salazar, Attorney General for the State of Colorado, and Laura E. Udis, Administrator, Uniform Consumer Credit Code v. Ace Cash Express, Inc.: There have been no material developments in this lawsuit.

Vonnie T. Hudson v. Ace Cash Express, Inc. et al.: There have been no material developments in this lawsuit.

Gina Johnson and Katherine Larsen v. Ace Cash Express, Inc. et al.: On October 9, 2001, the court granted the plaintiffs’ motion to voluntarily dismiss their complaint, without prejudice.

Rufus Patricia Brown v. Ace Cash Express, Inc. et al.: On October 22, 2001, the Company filed its answer to the plaintiff’s amended complaint, and on October 29, 2001, the Company filed an opposition to the plaintiff’s motion to remand this lawsuit to state court. All motions remain pending.

Beverly Purdie v. Ace Cash Express, Inc. et al.: On October 3, 2001, the plaintiff filed an amended complaint dropping the former Company employee and adding Goleta as a defendant. In the amended complaint, the plaintiff no longer specifically requests all of the previously specified monetary damages from the defendants, but now specifically requests only equitable restitution in the form of a return of all amounts the Company and/or Goleta have obtained from the plaintiff and the putative class members, as well as an award of costs and attorneys’ fees. In the amended complaint, the plaintiff also continues to seek declaratory and injunctive relief. On November 9, 2001, the Company filed a motion to transfer this lawsuit to federal court in Maryland, where the plaintiff resides. In addition, the defendants have filed a motion to dismiss the complaint. The plaintiff has not yet responded to the motions.

Notice from Ohio Department of Commerce: On October 12, 2001, Goleta filed a complaint in the United States District Court for the Southern District of Ohio against the Ohio Superintendent of the Division of Financial Institutions (the “Superintendent”). The complaint requests the court to enter a declaratory judgment enjoining the Superintendent from enforcing the Ohio Small Loan Act against the Company or Goleta in connection with the Goleta loans in Ohio, whether in the administrative action or otherwise. Goleta concurrently filed a motion for preliminary injunction against the Superintendent’s continuing the administrative action. The hearing examiner deferred the October 30, 2001 hearing in the administrative action until the court rules on Goleta’s declaratory judgment complaint. The Superintendent’s response to Goleta’s motion for a preliminary injunction is due by November 23, 2001.

Order to Show Cause from Maryland Commissioner of Financial Regulation: On November 6, 2001, the Company filed a motion for summary judgment asking the Maryland Office of Administrative Hearings to find that the Maryland Commissioner of Financial Regulation (the “Commissioner”) is not entitled to relief on the issues raised in the Order to Show Cause and that a cease and desist order should not issue. The Company’s position is it is not a “credit services business” and, therefore, not subject to licensure under the Maryland Credit Services Business Act. The Commissioner’s response is due by November 21, 2001.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit

10.59	First Amendment to Amended and Restated Credit Agreement dated February 21, 2001, among the Company, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein.
10.60	Second Amendment to Amended and Restated Credit Agreement dated November 8, 2001, among the Company, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein, with the Exhibit thereto.

(b) Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2001	ACE CASH EXPRESS, INC.

	By:	/s/ JOE W. CONNER

Joe W. Conner Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and chief accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.59	First Amendment to Amended and Restated Credit Agreement dated February 21, 2001, among the Company, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein.
10.60	Second Amendment to Amended and Restated Credit Agreement dated November 8, 2001, among the Company, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein, with the Exhibit thereto.