Form 10-Q
period 2001-12-31
ACE CASH EXPRESS INC/TX
filed 2002-02-13
CIK 849116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-20774

ACE CASH EXPRESS, INC.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-2142963 (I.R.S. Employer Identification No.)

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

Yes    X        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 11, 2002

Common Stock	10,154,470 shares

ACE CASH EXPRESS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	June 30,
	2001	2001

	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$152,836	$129,186
Accounts receivable, net	3,100	3,558
Loans receivable, net	22,382	14,386
Prepaid expenses and other current assets	10,327	9,675
Inventories	651	987

Total Current Assets	189,296	157,792

Noncurrent Assets
Property and equipment, net	39,378	39,168
Covenants not to compete, net	1,790	2,012
Goodwill, net	75,012	73,892
Other assets	2,387	3,333

Total Assets	$307,863	$276,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Revolving advances	$140,700	$109,800
Accounts payable, accrued liabilities, and other current liabilities	32,030	23,303
Money order principal payable	7,911	16,928
Senior secured notes payable	4,000	4,000
Term advances	55,000	1,125
Notes payable	1,085	477

Total Current Liabilities	240,726	155,633

Noncurrent Liabilities
Senior secured notes payable	4,000	8,000
Reducing revolving advances	—	51,875
Notes payable	749	601
Other liabilities	3,914	5,362

Total Liabilities	249,389	221,471

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 10,354,620 and 10,258,520 shares issued, and 10,143,220 and 10,047,120 shares outstanding, respectively	101	100
Additional paid-in capital	23,685	23,288
Retained earnings	39,340	35,356
Accumulated other comprehensive loss	(1,945)	(1,311)
Treasury stock, at cost, 211,400 shares	(2,707)	(2,707)

Total Shareholders’ Equity	58,474	54,726

Total Liabilities and Shareholders’ Equity	$307,863	$276,197

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Revenues	$54,662	$45,100	$106,572	$85,338
Store expenses:
Salaries and benefits	13,970	12,690	27,197	22,701
Occupancy	6,755	6,249	13,753	12,566
Loan losses and loss provision	6,842	2,496	13,506	5,546
Depreciation	1,781	1,668	3,526	3,238
Other	8,638	8,592	17,452	16,740

Total store expenses	37,986	31,695	75,434	60,791

Store gross margin	16,676	13,405	31,138	24,547
Region expenses	4,481	3,335	8,555	6,465
Headquarters expenses	3,547	2,443	6,898	4,763
Franchise expenses	249	273	419	494
Other depreciation and amortization	1,598	1,214	2,332	2,189
Interest expense, net	3,188	2,956	6,103	5,119
Other (income) expenses	254	(144)	124	(122)

Income before income taxes	3,359	3,328	6,707	5,639
Income taxes	1,364	1,331	2,723	2,256

Net income	$1,995	$1,997	$3,984	$3,383

Basic earnings per share	$0.20	$0.20	$0.40	$0.34

Weighted average number of common shares outstanding — basic EPS	10,103	9,993	10,079	9,990

Diluted earnings per share	$0.20	$0.20	$0.39	$0.33

Weighted average number of common and dilutive shares outstanding — diluted EPS	10,116	10,146	10,106	10,120

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	December 31,

	2001	2000

Cash flows from operating activities:
Net income	$3,984	$3,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,858	5,427
Loan loss provision	13,426	5,467
Deferred revenue	(890)	(2,382)
Changes in assets and liabilities:
Accounts receivable, net	458	2,171
Loans receivable	(21,422)	(6,902)
Prepaid expenses and other current assets	(221)	(102)
Inventories	336	354
Other assets	(477)	(35)
Accounts payable, accrued liabilities and other liabilities	7,104	6,548

Net cash provided by operating activities	8,156	13,929
Cash flows from investing activities:
Purchases of property and equipment, net	(4,358)	(5,334)
Cost of net assets acquired	(1,185)	(38,074)

Net cash used in investing activities	(5,543)	(43,408)
Cash flows from financing activities:
Net increase (decrease) in money order principal payable	(9,017)	6,561
Net borrowings on revolving advances	30,900	18,300
Net borrowings on reducing revolving advances	2,000	44,000
Net borrowings on notes payable	756	566
Net repayments of long-term notes payable	(4,000)	(4,000)
Proceeds from stock options exercised	398	369
Purchase of treasury stock	—	(306)

Net cash provided by financing activities	21,037	65,490

Net increase in cash and cash equivalents	23,650	36,011
Cash and cash equivalents, beginning of period	129,186	105,577

Cash and cash equivalents, end of period	$152,836	$141,588

Supplemental disclosures of cash flows information:
Interest paid	$5,516	$4,985
Income taxes paid	$2,210	$369

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Earnings Per Share Disclosures

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, after adjusting for the dilutive effect of stock options. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share, as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

		(in thousands)
Net income (numerator)	$1,995	$1,997	$3,984	$3,383

Reconciliation of denominator:
Weighted average number of common shares outstanding — basic EPS	10,103	9,993	10,079	9,990
Effect of dilutive stock options	13	153	27	130

Weighted average number of common and dilutive shares outstanding — diluted EPS	10,116	10,146	10,106	10,120

The following table presents the options to purchase shares of common stock which were not included in the computation of diluted earnings per share for the three months and six months ended December 31, 2001 and 2000 because the exercise prices of those options were greater than the average market price of the common shares; and therefore, the effect would be anti-dilutive.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

	(in thousands)
Options not included in the computation of earnings per share	1,399	857	1,358	881

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for trade receivables, trade payables, notes receivable, revolving advances, money order payable, and notes payable all approximate fair value. The carrying value and fair value of the interest-rate swap is $(3.3) million and is calculated using the forward market rates available as of December 31, 2001.

Recently Issued Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 will be effective for the Company on July 1, 2002, and management is currently reviewing and evaluating the effects this statement will have on the Company’s financial position and results of operations.

2.	OPERATING SEGMENTS

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s reportable segments are strategic business units that differentiate between company-owned and franchised stores. Company-owned store revenue is generated from store transaction processing, and franchised store revenue is generated from the franchise fees charged for opening the store and on-going royalty fees.

Segment information for the three months ended December 31, 2001 and 2000 was as follows:

	Company-owned	Franchised	Other	Total

	(in thousands)
Three months ended December 31, 2001:
Revenue	$54,134	$528	$—	$54,662

Gross margin	16,148	528	—	16,676
Region, headquarters, franchise expenses	(8,028)	(249)	—	(8,277)
Other depreciation and amortization	—	—	(1,598)	(1,598)
Interest expense, net	—	—	(3,188)	(3,188)
Other expense	—	—	(254)	(254)

Income before taxes	$8,120	$279	$(5,040)	$3,359

Three months ended December 31, 2000:
Revenue	$44,434	$666	$—	$45,100

Gross margin	12,739	666	—	13,405
Region, headquarters, franchise expenses	(5,778)	(273)	—	(6,051)
Other depreciation and amortization	—	—	(1,214)	(1,214)
Interest expense, net	—	—	(2,956)	(2,956)
Other income	—	—	144	144

Income before taxes	$6,961	$393	$(4,026)	$3,328

Segment information for the six months ended December 31, 2001 and 2000 was as follows:

	Company-owned	Franchised	Other	Total

	(in thousands)
Six months ended December 31, 2001:
Revenue	$105,539	$1,033	$—	$106,572

Gross margin	30,105	1,033	—	31,138
Region, headquarters, franchise expenses	(15,453)	(419)	—	(15,872)
Other depreciation and amortization	—	—	(2,332)	(2,332)
Interest expense, net	—	—	(6,103)	(6,103)
Other expense	—	—	(124)	(124)

Income before taxes	$14,652	$614	$(8,559)	$6,707

Six months ended December 31, 2000:
Revenue	$84,169	$1,169	$—	$85,338

Gross margin	23,378	1,169	—	24,547
Region, headquarters, franchise expenses	(11,228)	(494)	—	(11,722)
Other depreciation and amortization	—	—	(2,189)	(2,189)
Interest expense, net	—	—	(5,119)	(5,119)
Other income	—	—	122	122

Income before taxes	$12,150	$675	$(7,186)	$5,639

Segment information as of December 31, 2001 and 2000 was as follows:

	Company-owned	Franchised	Total

	(in thousands, except for number of stores)
As of December 31, 2001:
Total assets	$304,317	$3,546	$307,863
Number of stores	999	179	1,178
As of December 31, 2000:
Total assets	$290,128	$4,456	$294,584
Number of stores	1,055	166	1,221

3.	DERIVATIVE INSTRUMENTS

Derivative Instruments and Hedging Activities

The Company’s objective in managing its exposure to fluctuations in interest rates is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates. To achieve this objective, the Company enters into interest-rate swap agreements whose values change in the opposite direction of the anticipated cash flows. As required, on July 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The interest-rate swaps are derivative instruments related to forecasted transactions and are considered to hedge future cash flows. The effective portion of any gains or losses is included in accumulated other comprehensive income (loss) until earnings are affected by the variability of cash flows. Any ineffective portion is recognized currently into earnings. The cash flows of the interest-rate swaps are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. If it becomes probable that a forecasted transaction will no longer occur, the interest-rate swap will continue to be carried on the balance sheet at fair value, and gains or losses that were deferred in accumulated other comprehensive income (loss) will be recognized immediately into earnings. If the interest-rate swaps are terminated prior to their expiration dates, any cumulative gains and losses will be deferred and recognized into earnings over the remaining life of the underlying exposure. If the hedged liabilities are to be sold or extinguished, the Company will recognize the gain or loss on the designated financial instruments currently into earnings.

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

The adoption of SFAS 133 on July 1, 2000 resulted in a $648,000 credit to accumulated other comprehensive income (loss) for the cumulative effect of the accounting change representing the transition adjustment. The associated underlying hedged liability has exceeded the notional amount for each interest-rate swap throughout the existence of the interest-rate swap, and it is anticipated that it will continue to do so. The interest-rate swaps were and are based on the same index as their respective underlying debt. The interest-rate swaps were highly effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated other comprehensive income (loss) into earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness during the three or six months ended December 31, 2001 or 2000. The interest-rate swaps resulted in a decrease in interest expense of $264,000 and $543,000 for the three and six months ended December 31, 2000, respectively, and an increase in interest expense of $782,000 and $1,250,000 for the three and six months ended December 31, 2001, respectively. The estimated net amount of existing loss expected to be reclassified into earnings during the next twelve months is $1.9 million, net of income tax.

As indicated in Note 8, the Company has extended the maturity of the credit facilities under its Credit Agreement until April 30, 2002. If the revolving advance (i.e., the revolving line-of-credit) facility is not renewed or replaced with a facility with similar economic characteristics, the remaining deferred loss in accumulated other comprehensive loss will be recognized immediately into earnings.

Accumulated other comprehensive income (loss) balances related to the interest rate swaps are as follows:

		Accumulated Other Comprehensive
		Income (Loss) Balances as of:

Loan Facility	Notional Amount	December 31, 2001	June 30, 2001	July 1, 2000

		(in thousands)
Revolving advance	$33 million	$—	$—	$452
Revolving advance	$10 million	—	—	92
Revolving advance	$80 million	(1,945)	(1,311)	(35)
	(average)
Reducing revolving advance	$9.4 million	—	—	139
	(average)

Total		$(1,945)	$(1,311)	$648

The accumulated other comprehensive loss at each of June 30, 2001 and December 31, 2001 is net of a tax benefit of $892,000 and $1,323,000, respectively. The fair value of the swaps at June 30, 2001 and December 31, 2001 was $(2,203,000), and $(3,268,000), respectively and was recorded in other current liabilities on the balance sheet.

4.	COMPREHENSIVE INCOME

A summary of comprehensive income for the three and six months ended December 31, 2001 and 2000 is presented below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

	(in thousands)
Net income	$1,995	$1,997	$3,984	$3,383
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments before tax expense (benefit)	407	(1,225)	(1,067)	(1,193)
Tax expense (benefit)	165	(490)	(433)	(477)

Unrealized gain (loss) on hedging instruments net of the tax expense (benefit)	242	(735)	(634)	(716)

Comprehensive income	$2,237	$1,262	$3,350	$2,667

Unrealized loss on hedging instruments for the six months ended December 31, 2000 includes a $648,000 gain for the cumulative effect of accounting change representing a transition adjustment for the adoption of SFAS 133.

5.	RESTRUCTURING CHARGES — ACCELERATED STORE CLOSINGS

In the third quarter of fiscal year 2001, the Company recorded charges for the costs associated with closing 85 unprofitable or underperforming stores. The restructuring charge of $8.7 million consisted of costs associated with $7.7 million of write-offs for goodwill and covenants not to compete, fixed asset and inventory disposals, and lease terminations related to the store closings, and $1.0 million of impaired goodwill associated with nine underperforming stores not closed. In accordance with the Company’s policy on the application of SFAS 121, the Company determined that the remaining carrying value of goodwill on these nine stores was not recoverable.

The following table reflects the components of the significant items reported as restructuring charges for the quarter ended March 31, 2001 and the accrual balance as of June 30, 2001 and December 31, 2001 (in millions):

	Fiscal 2001				Fiscal 2002

	Original						Accrual
	Restructure			Accrual			Balance
	Charge	Restructure	Write-offs/	Balance as of	Restructure	Write-offs/	as of
	as of	Charge	Lease	June 30,	Charge	Lease	December 31,
	March 31, 2001	Adjustments	Settlements	2001	Adjustments	Settlements	2001

Net book value of tangible assets	$2.5	$—	$(2.5)	$—	$—	$—	$—
Goodwill and covenants not to compete	2.6	—	(2.6)	—	—	—	—
Remaining lease obligations	2.8	(1.0)	(0.8)	1.0	(0.1)	(0.4)	0.5
Other, including store clean-up	0.8	—	(0.6)	0.2	—	(0.1)	0.1

Total	$8.7	$(1.0)	$(6.5)	$1.2	$(0.1)	$(0.5)	$0.6

The decision to close these unprofitable or underperforming stores was made in order to benefit future operations. Typically, these stores would have been closed at various times over the succeeding two or three years, depending on the circumstances of each store and its local market. Frequently, the Company’s decision to close a store is made to coincide with the expiration of the store lease. The Company determined, however, that closing these stores in this manner would permit better use of its capital and other resources, which the Company believes would improve the profitability of its overall operations. All of the 85 stores were closed as of June 30, 2001.

The original restructuring charge of $8.7 million less the $1.0 million adjustment was recorded in other expenses in the fiscal year ended June 30, 2001, and an additional adjustment of $0.1 million was recorded in other expenses in the six months ended December 31, 2001. The adjustments reflect a reduction in the estimate of lease payouts which resulted from the Company’s ability to negotiate favorable lease terminations. Since some of the leases will be paid out over their remaining terms, the Company anticipates that the estimated completion date for the remaining liabilities will be approximately June 2005.

The following table presents the results of operations of the 85 stores closed for the three and six months ended December 31, 2000:

	Three Months Ended	Six Months Ended
	December 31, 2000	December 31, 2000

	(in thousands, except per share amounts)
Revenues	$1,462	$2,822
Loss before income taxes	(992)	(1,877)
Net loss	(595)	(1,126)

Basic loss per share	(.06)	(.11)
Diluted loss per share	(.06)	(.11)

6.	PRIOR FISCAL YEAR SIGNIFICANT ACQUISITION

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

The following presents the unaudited pro forma results of operations of the Company for the three and six months ended December 31, 2000 as if the acquisition had been consummated at the beginning of that period. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

	Three Months Ended	Six Months Ended
	December 31, 2000	December 31, 2000

	(in thousands, except per share amounts)
Revenues	$47,978	$92,463

Net income	2,216	3,650

Basic earnings per share	0.22	0.37
Diluted earnings per share	0.22	0.36

7.	GOODWILL AND OTHER INTANGIBLE ASSETS — ADOPTION OF SFAS 142

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

SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. The adoption of SFAS 141 did not have a material impact on the Company’s results of operations and financial position. The Company adopted SFAS 142 effective July 1, 2001, and has identified two reporting units: 1) company-owned stores and 2) franchised stores. The franchised stores reporting unit has no intangible assets, and therefore it is not impacted by SFAS 142. The Company has completed the first step of the two-step impairment test by obtaining an independent third-party appraisal of the fair value of the company-owned stores reporting unit as of July 1, 2001. The fair value of the company-owned stores reporting unit exceeded the carrying value, and as a result, the second step of the two-step impairment test is not required and no impairment loss has been recorded as of December 31, 2001. In accordance with SFAS 142, the Company has discontinued recording goodwill amortization effective July 1, 2001.

Transitional Disclosures

Net income and earnings per share excluding the after-tax effect of amortization expense related to goodwill for the three and six months ended December 31, 2001 and 2000 are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

	(in thousands, except per share amounts)
Reported net income	$1,995	$1,997	$3,984	$3,383
Add back: Goodwill amortization	—	309	—	565

Adjusted net income	$1,995	$2,306	$3,984	$3,948

Basic earnings per share:
Reported net income	$.20	$.20	$.40	$.34
Add back: Goodwill amortization	—	.03	—	.06

Adjusted net income	$.20	$.23	$.40	$.40

Diluted earnings per share:
Reported net income	$.20	$.20	$.39	$.33
Add back: Goodwill amortization	—	.03	—	.06

Adjusted net income	$.20	$.23	$.39	$.39

Acquisitions

The following table provides information concerning the acquisitions made during the three and six months ended December 31, 2001:

	Three Months Ended	Six Months Ended
	December 31, 2001	December 31, 2001
			\
	(in thousands, except number of stores and number of transactions)
Number of stores acquired	2	8
Number of transactions	1	4
Total purchase price	$200	$1,412
Amounts allocated to:
Goodwill	140	1,094
Covenants not to compete	10	65
Property and equipment	50	135
Other assets	—	118
Notes payable issued	200	955
Notes payable balance	749	749

Amortizable Intangible Assets

Covenants not to compete are as follows:

	December 31, 2001	June 30, 2001

	(in thousands)
Covenants not to compete, at cost	$7,863	$7,798
Less — accumulated amortization	(6,073)	(5,786)

	$1,790	$2,012

Covenants not to compete of $10,000 and $65,000 were acquired in the three and six months ended December 31, 2001, respectively. Covenants not to compete are amortized over the applicable period of the contract. The weighted-average amortization period is 6.6 years.

Amortization expense related to the covenants not to compete for the three and six months ended December 31, 2001 and estimated for the five succeeding fiscal years are as follows:

Covenants Not to
Compete

(in thousands)
Actual amortization expense for the three months ended December 31, 2001	$136
Actual amortization expense for the six months ended December 31, 2001	286
Estimated amortization expense for the fiscal years ended:
June 30, 2002	$525
June 30, 2003	405
June 30, 2004	345
June 30, 2005	255
June 30, 2006	137

Intangible Assets Not Subject to Amortization

The carrying value of the Company’s goodwill is as follows:

Goodwill

(in thousands)
Goodwill as of June 30, 2001, net of amortization of $8,170	$73,892
Acquired goodwill	1,120

Goodwill as of December 31, 2001	$75,012

There were no impairment losses for the six months ended December 31, 2001.

8.	AMENDMENT TO CREDIT FACILITIES

On December 31, 2001, the Company amended its existing Amended and Restated Credit Agreement with a syndicate of bank lenders led by Wells Fargo Bank Texas, National Association, as agent, and amended its existing Amended and Restated Collateral Trust Agreement with the bank lenders, its other secured lenders, and Wilmington Trust Company as collateral trustee. The amendment to the credit agreement was prompted by the scheduled expiration on that date of the Company’s credit facilities under that credit agreement.

The amendment to the credit agreement:

•	Extended the Company’s $155 million revolving line-of-credit facility and $55 million term-loan facility to April 30, 2002.

•	Converted the Company’s $25 million temporary revolving advance facility, which was available for only 25 days during a 12-month period, to a “seasonal” revolving credit facility that is available to the Company on a daily basis from January 1 until March 31, 2002; the interest rate on this facility is the prime rate publicly announced by Wells Fargo Bank Texas, National Association, from time to time (the “Prime Rate”) plus 3%.

•	Increased the interest rate on the revolving line-of-credit facility to a variable annual rate equal to, at the Company’s option, either the Prime Rate plus 3% or the London Interbank Offered Rate (“LIBOR”) plus 4%.

•	Increased the interest rate on the term-loan facility to a variable annual rate equal to, at the Company’s option, either the Prime Rate plus 3% or LIBOR plus 4%.

•	Requires the Company to pay the lenders $3.5 million of principal of the outstanding term loan on February 28, 2002, and an additional $1.65 million of principal of the outstanding term loan on March 31, 2002; each such payment of principal must also be accompanied by the payment of all accrued interest on the outstanding principal of the term loan.

•	Requires the Company to pay the lenders the net proceeds over $1 million of any sale of the Company’s assets outside of the ordinary course of business, to be applied to reduce the outstanding seasonal revolving credit loans or, if no such loans are outstanding, the outstanding term loan.

•	Includes covenants that restrict the Company from making, or agreeing or committing to make, any acquisitions of stores, from entering into any additional lease agreements or opening any new stores, from spending amounts to construct or finish out any new stores other than the stores that the Company had committed to lease or construct or finish out as of December 31, 2001, or from making capital expenditures in excess of $2 million (in addition to the permitted new-store finish-out expenditures), in each case on or before April 30, 2002 without the lenders’ prior written consent.

•	Includes the Company’s obligation to pay commitment fees for the revolving line-of-credit and term-loan facilities of $1.05 million on each of January 1 and March 1, 2002, and a commitment fee for the seasonal revolving credit facility of $250,000 on March 31, 2002.

•	Includes the Company’s obligation to pay the lenders an additional commitment fee equal to 0.5% per annum of the average daily unused portion of the revolving line-of-credit and seasonal revolving credit facilities.

•	Includes the Company’s obligation to pay the lenders a fee equal to 0.5% of all of the credit facilities available to the Company (i.e., $1.175 million) if the Company sells, or enters into a binding agreement to sell, all or substantially all of its outstanding stock or assets, including by any merger, consolidation, share exchange, or other reorganization, on or before April 30, 2002 or within 120 days thereafter.

The Company paid and expensed fees in connection with this amendment of approximately $971,000, including an extension fee of $525,000 during the quarter ended December 31, 2001.

In all other material respects, the terms of the existing credit agreement remain in effect.

The amendment to the collateral trust agreement was made to conform the terms of that agreement to terms of the credit agreement as amended.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA

	Three Months Ended		Six Months Ended
	December 31,		December 31,		Year Ended June 30,

	2001	2000	2001	2000	2001	2000	1999

Company Operating and Statistical Data:
Company-owned stores in operation:
Beginning of period	995	938	988	915	915	798	683
Acquired	2	112	8	129	133	36	35
Opened	13	9	18	21	49	99	99
Closed	(11)	(4)	(15)	(10)	(109)	(18)	(19)

End of period	999	1,055	999	1,055	988	915	798

Percentage increase in comparable store revenues from prior period(1)	21.0%	20.2%	21.1%	22.4%	23.3%	6.9%	10.8%
Percentage increase (decrease) in comparable store revenues from prior period, excluding loan fees and interest(1)	6.5%	(3.7)%	3.7%	0.0%	0.3%	6.0%	8.8%
Capital expenditures (in thousands)	$2,881	$3,399	$4,094	$5,334	$12,655	$12,255	$10,089
Cost of net assets acquired (in thousands)	$200	$32,928	$1,292	$38,074	$35,841	$11,359	$8,378
Operating Data (Check Cashing and Money Orders):
Face amount of checks cashed (in millions)	$1,096	$1,027	$2,124	$1,981	$4,498	$3,839	$3,373
Face amount of money orders sold (in millions)	$427	$404	$842	$786	$1,709	$1,585	$1,905
Face amount of average check	$340	$326	$340	$328	$358	$339	$320
Average fee per check	$7.97	$7.27	$7.97	$7.28	$8.38	$7.92	$7.47
Fees as a percentage of average check	2.34%	2.23%	2.34%	2.22%	2.34%	2.33%	2.33%
Number of checks cashed (in thousands)	3,219	3,150	6,243	6,041	12,580	11,317	10,556
Number of money orders sold (in thousands)	2,912	3,071	5,801	5,978	12,787	12,339	14,495
Collections Data:
Face amount of returned checks (in thousands)	$5,979	$6,804	$11,878	$13,489	$26,536	$16,548	$12,442
Collections (in thousands)	3,935	4,483	7,719	9,110	17,717	10,788	7,423

Net write-offs (in thousands)	$2,044	$2,321	$4,159	$4,379	$8,819	$5,760	$5,019

Collections as a percentage of returned checks	65.8%	65.9%	65.0%	67.5%	66.8%	65.2%	59.7%
Net write-offs as a percentage of revenues	3.7%	5.1%	3.9%	5.1%	4.5%	4.1%	4.1%
Net write-offs as a percentage of the face amount of checks cashed	.19%	.23%	.20%	.22%	.20%	.15%	.15%

(1)	Calculated based on the change in revenues of all stores open for both the full year and the interim periods compared.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA, continued

	Three Months Ended		Six Months Ended
	December 31,		December 31,		Year Ended June 30,

	2001	2000	2001	2000	2001	2000	1999

Operating Data (Small Consumer Loans):

Volume — new loans and refinances (in thousands)	$137,082	$96,943	$265,758	$178,821	$396,783	$137,015	$105,765
Average advance	$270	$266	$269	$272	$269	$240	$200
Average finance charge	$45.74	$39.71	$45.54	$40.66	$42.30	$34.51	$30.30
Number of loan transactions — new loans and refinances (in thousands)	508	365	989	657	1,477	557	460

Balance Sheet Data (in Thousands):

Gross loans receivable	$38,258	$25,601	$38,258	$25,601	$27,768	$18,695	$5,543

Less: Allowance for losses on loans receivable	15,876	5,471	15,876	5,471	13,382	—	—

Loans receivable, net of Allowance	$22,382	$20,130	$22,382	$20,130	$14,386	$18,695	$5,543

Allowance for losses on loans receivable:
Beginning of period	$15,430	$3,882	$13,382	$-	$—	$—	$—
Provision for loan losses	6,812	2,496	13,426	7,166	26,429	—	—
Net charge-offs	(6,366)	(907)	(10,932)	(1,695)	(13,047)	—	—

End of period	$15,876	$5,471	$15,876	$5,471	$13,382	$—	$—

Allowance as a percent of gross loans receivable	41.5%	21.4%	41.5%	21.4%	48.2%	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue Analysis

	Three Months Ended December 31,				Six Months Ended December 31,

	2001	2000	2001	2000	2001	2000	2001	2000

	(in thousands)		(percentage of revenue)		(in thousands)		(percentage of revenue)

Check cashing fees	$25,671	$22,900	47.0%	50.8%	$49,771	$44,007	46.7%	51.6%
Loan fees and interest	20,229	12,931	37.0	28.7	39,351	23,827	36.9	27.9
Bill payment services	2,247	2,410	4.1	5.3	4,424	4,850	4.2	5.7
Money transfer services	2,716	2,736	5.0	6.1	5,455	5,009	5.1	5.9
Money order fees	1,905	1,719	3.5	3.8	3,743	3,365	3.5	3.9
Franchise revenues	528	666	1.0	1.5	1,033	1,169	1.0	1.4
Other fees	1,366	1,738	2.4	3.8	2,795	3,111	2.6	3.6

Total revenue	$54,662	$45,100	100.0%	100.0%	$106,572	$85,338	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$54.3	$44.6			$106.2	$85.5

Quarter Comparison

Total revenues increased $9.6 million, or 21%, to $54.7 million in the second quarter of fiscal 2002 from $45.1 million in the second quarter of the last fiscal year. This revenue growth resulted, in part, from a $7.9 million, or 21%, increase in comparable store revenues (809 stores). The balance of the increase came from stores which were opened or acquired after June 30, 2000, and were therefore not open for both of the full periods compared. The number of Company-owned stores decreased by 56, or 5%, from 1,055 stores opened at December 31, 2000, to 999 stores opened at December 31, 2001. The increase in total revenues resulted from increases in loan fees and interest, in total check cashing fees, and in money order fees. These were partially offset, however, by in bill payment services revenue, franchise revenue and other fees.

Loan fees and interest consist of revenue primarily from the Company’s participation interests in Goleta National Bank loans. Loan fees and interest increased $7.3 million, or 56%, from $12.9 million in the second quarter of the last fiscal year to $20.2 million in the second quarter of fiscal 2002, primarily due to increased demand. Check cashing fees, including tax check fees, increased $2.8 million, or 12%, from $22.9 million in the second quarter of the last fiscal year to $25.7 million in the second quarter of fiscal 2002. This increase resulted from a 5% increase in the average fee charged per check, a 4% increase in the average check amount, and a 2% increase in the total number of checks cashed. The reduction in bill payment services revenue was primarily due to change in the mix of bill payment vendors represented.

Six Month Comparison

Total revenues increased $21.3 million, or 25%, to $106.6 million in the first six months of fiscal 2002 from $85.3 million in the first six months of the last fiscal year. This revenue growth resulted, in part, from a $15.6 million, or 21.1%, increase in comparable store revenues (809 stores). The balance of the increase came from stores which were opened or acquired after June 30, 2000, and were therefore not open for both of the full periods compared. The increase in total revenues resulted from increases in loan fees and interest, in total check cashing fees, in money transfer fees and in money order fees. These were partially offset, however, by decreases in bill payment services revenue, franchise revenue and other fees.

Loan fees and interest consist of revenue primarily from the Company’s participation interests in Goleta National Bank loans. Loan fees and interest increased $15.5 million, or 65%, from $23.8 million in the first half of the last fiscal year to $39.4 million in the first half of fiscal 2002, primarily due to increased demand. Check cashing fees, including tax check fees, increased $5.8 million, or 13%, from $44.0 million in the first half of the last fiscal year to $49.8 million in the first half of fiscal 2002. This increase resulted from a 4% increase in the average fee charged per check, a 4% increase in the average check amount, and a 5% increase in the total number of checks cashed. The money transfer increase of $0.4 million was due to the greater number of stores operating during the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. Money order fees increased $0.4 million primarily due to increased money order pricing. The reduction in bill payment services revenue was primarily due to change in the mix of bill payment vendors represented.

Store Expense Analysis

	Three Months Ended December 31,				Six Months Ended December 31,

	2001	2000	2001	2000	2001	2000	2001	2000

	(in thousands)		(percentage of revenue)		(in thousands)		(percentage of revenue)

Salaries and benefits	$13,970	$12,690	25.6%	28.1%	$27,197	$22,701	25.5%	26.6%
Occupancy	6,755	6,249	12.4	13.9	13,753	12,566	12.9	14.7
Armored and security	1,927	1,792	3.5	4.0	3,681	3,514	3.5	4.1
Returns and cash shorts	2,492	2,939	4.5	6.5	5,521	6,341	5.2	7.4
Loan loss provision	6,842	2,496	12.5	5.5	13,506	5,546	12.7	6.5
Depreciation	1,781	1,668	3.3	3.7	3,526	3,238	3.3	3.8
Other	4,220	3,861	7.7	8.6	8,250	6,885	7.7	8.1

Total store expenses	$37,987	$31,695	9.5%	70.3%	$75,434	$60,791	70.8%	71.2%

Average per store expense	$38.1	$31.8			$75.9	$61.7

Quarter Comparison

Total store expenses increased $6.3 million, or 20%, to $38.0 million in the second quarter of fiscal 2002 from $31.7 million in the second quarter of the last fiscal year. Total store expenses decreased as a percentage of revenues to 69.5% in the second quarter of fiscal 2002 from 70.3% in the second quarter of the last fiscal year. Salaries and benefits expenses, occupancy costs, and armored and security expenses, totaling $22.7 million in the second quarter of fiscal 2002, increased $2.0 million, or 10%, from $20.7 million in the second quarter of the last fiscal year due to a combination of increased staffing, higher average rates of compensation, and higher utility expense. Returned checks, net of collections, and cash shortages decreased $0.4 million, or 15%, in the second quarter of fiscal 2002, compared to the second quarter of the last fiscal year, due to a reduction in cash shortages of $0.5 million resulting from improved cash management procedures. Loan loss provision increased $4.3 million in the second quarter of fiscal 2002 from the second quarter of the last fiscal year, because of the greater dollar amount of participation interests in Goleta National Bank loans and the Company’s adjustment in the third quarter of the last fiscal year, in the loan loss provision. Loan losses are charged to this allowance, which is reviewed for adequacy (and may be adjusted) on a quarterly basis. Other store expenses increased $0.4 million, or 9%, in the second quarter of fiscal 2002 compared to the second quarter of the last fiscal year primarily as a result of lease costs for the self-service machines and additional supplies to support the Goleta loan product.

Six Month Comparison

Total store expenses increased $14.6 million, or 24.0%, to $75.4 million in the first six months of fiscal 2002 from $60.8 million in the first six months of the last fiscal year. Total store expenses decreased as a percentage of revenues to 70.8% in the first six months of fiscal 2002 from 71.2% in the first six months of the last fiscal year. Salaries and benefits expenses, occupancy costs, and armored and security expenses, totaling $44.6 million in the first six months of fiscal 2002, increased $5.8 million, or 15%, from $38.8 million in the first six months of the last fiscal year due to a combination of increased staffing, higher average rates of compensation, and higher utility expense. Returned checks, net of collections, and cash shortages decreased $0.8 million, or 13%, in the first six months of fiscal 2002, compared to the first six months of fiscal 2001, due to a reduction in cash shortages of $0.7 million resulting from improved cash management procedures. Loan loss provision increased $8.0 million in the first six months of fiscal 2002 from the first six months of the last fiscal year, because of the greater dollar amount of participation interests in Goleta National Bank loans and the Company’s adjustment in the third quarter of the last fiscal year, in the loan loss provision. Loan losses are charged to the allowance, which is reviewed for adequacy (and may be adjusted) on a quarterly basis. Other store expenses increased $1.4 million, or 20%, in the first six months of fiscal 2002 compared to the first six months of the last fiscal year primarily as a result of lease costs for the self-service machines and additional supplies to support the Goleta loan product.

Other Expenses Analysis

	Three Months Ended December 31,				Six Months Ended December 31,

	2001	2000	2001	2000	2001	2000	2001	2000

	(in thousands)		(percentage of revenue)		(in thousands)		(percentage of revenue)

Region expenses	$4,481	$3,335	8.2%	7.4%	$8,555	$6,465	8.0%	7.6%
Headquarters expenses	3,547	2,443	6.5	5.4	6,898	4,763	6.5	5.6
Franchise expenses	249	273	0.5	0.6	419	494	0.4	0.6
Other depreciation and amortization	1,598	1,214	2.9	2.7	2,332	2,189	2.2	2.6
Interest expense, net	3,188	2,956	5.8	6.6	6,103	5,119	5.7	6.0
Other expenses	254	(144)	0.5	(0.3)	124	(122)	0.1	(0.1)

Quarter Comparison

Region Expenses

Region expenses increased $1.1 million, or 34%, in the second quarter of fiscal 2002 from the second quarter of the last fiscal year, primarily as a result of the increases in personnel to support the two newly created regions of stores and in collections and customer-service personnel related to the loan product from Goleta National Bank. Region expenses increased as a percentage of revenues to 8.2% in the second quarter of fiscal 2002 from 7.4% in the second quarter of the last fiscal year.

Headquarters Expenses

Headquarters expenses increased $1.1 million, or 45%, in the second quarter of fiscal 2002 from the second quarter of the last fiscal year. Increased legal expenses associated with defending various lawsuits accounted for $0.6 million, or 56%, of the increase. The remaining increase was due primarily to the addition of headquarters personnel and the corresponding salaries and benefits. Headquarters expenses increased as a percentage of revenues to 6.5% in the second quarter of fiscal 2002 from 5.4% in the second quarter of the last fiscal year.

Franchise Expenses

Franchise expenses decreased slightly to $0.2 million in the second quarter of fiscal 2002 from the $0.3 million in the second quarter of the last fiscal year.

Other Depreciation and Amortization

Other depreciation and amortization increased $0.4 million, or 32%, in the second quarter of fiscal 2002 from the second quarter of the last fiscal year. The increase in depreciation and amortization was due to the amortization of an additional $1.0 million of debt financing costs over the second quarter of the last fiscal year, offset by the discontinuation of goodwill amortization in accordance with SFAS 142, which the Company adopted in the first quarter of fiscal 2002.

Interest Expense

Interest expense, net of interest income, increased $0.2 million, or 8%, in the second quarter of fiscal 2002 as compared to the second quarter of the last fiscal year. This increase was the result of an increase in borrowings used to finance store openings and acquisitions, the increase in purchase of participations in the Goleta National Bank loan product offered at the Company’s stores, and higher interest rates.

Other Expenses

Other expenses increased by $0.4 million in the second quarter of fiscal 2002 from the second quarter of the last fiscal year due to an increase in the number of store closings.

Income Taxes

A total of $1.4 million was provided for income taxes in the second quarter of fiscal 2002, up from $1.3 million in the second quarter of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of

34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions. The effective income tax rate was 40.6% for the second quarter of fiscal 2002 compared to 40% for the second quarter of the last fiscal year.

Six Month Comparison

Region Expenses

Region expenses increased $2.1 million, or 32%, in the first six months of fiscal 2002 from the first six months of the last fiscal year, primarily as a result of the increases in personnel to support the two newly created regions of stores and in collections and customer-service personnel related to the loan product from Goleta National Bank. Region expenses increased as a percentage of revenues to 8.0% in the first six months of fiscal 2002 from 7.6% in the first six months of the last fiscal year.

Headquarters Expenses

Headquarters expenses increased $2.1 million, or 45%, in the first six months of fiscal 2002 from the first six months of the last fiscal year. Increased legal expenses associated with defending various lawsuits accounted for $1.2 million, or 55%, of the increase. The remaining increase was due primarily to the addition of headquarters personnel and the corresponding salaries and benefits. Headquarters expenses increased as a percentage of revenues to 6.5% in the first six months of fiscal 2002 from 5.6% in the first six months of the last fiscal year.

Franchise Expenses

Franchise expenses decreased slightly to $0.4 million in the first six months of fiscal 2002, compared to $0.5 million for the first six months of the last fiscal year.

Other Depreciation and Amortization

Other depreciation and amortization increased $0.1 million, or 7%, in the first six months of fiscal 2002 from the first six months of the last fiscal year. The increase in depreciation and amortization was due to the amortization of an additional $1.0 million of debt financing costs over the first six months of the last fiscal year, offset by the discontinuation of goodwill amortization in accordance with SFAS 142, which the Company adopted in the first quarter of fiscal 2002.

Interest Expense

Interest expense, net of interest income, increased $1.0 million, or 19%, in the first six months of fiscal 2002 as compared to the first six months of the last fiscal year. This increase was the result of an increase in borrowings used to finance store openings and acquisitions, the increase in purchase of participations in the Goleta National Bank loan product offered at the Company’s stores, and higher interest rates.

Other Expenses

Other expenses increased by $0.2 million in the first six months of fiscal 2002 from the first six months of the last fiscal year due to a combination of increased store closing expense of $0.4 million, offset by an adjustment to the reserve for restructuring charges of $0.1 million. See Note 5 of Notes to Interim Consolidated Financial Statements.

Income Taxes

A total of $2.7 million was provided for income taxes in the first six months of fiscal 2002, up from $2.3 million in the first six months of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions. The effective income tax rate was 40.6% for the first six months of fiscal 2002 compared to 40% for the first six months of the last fiscal year.

Balance Sheet Variations

Cash and cash equivalents, the money order principal payable, and the revolving advances vary because of seasonal and day-to-day requirements resulting from maintaining cash for cashing checks and purchasing loan participations, receipts of cash from the sale of money orders and from participation interests in loans, and remittances for money orders sold. For the six months ended December 31, 2001, cash and cash equivalents increased $23.7 million, compared to an increase of $36.0 million for the six months ended December 31, 2000.

Accounts receivable, net, decreased $0.5 million to $3.1 million, primarily due to collections of accounts receivable from MoneyGram Payment Systems, Inc. for commissions and bonuses related to the MoneyGram services.

Loans receivable, net, increased $8.0 million to $22.4 million, due to increased participation interests in outstanding Goleta National Bank loans.

Accounts payable, accrued liabilities and other current liabilities increased $8.7 million to $32.0 million primarily due to the timing of the GNB loan product remittances combined with higher GNB loan volume in December and an increase in the interest-rate swap liability.

Net term advances, which was previously classified as reducing revolving advances, increased by $2.0 million. The change in classification from non-current liabilities to current liabilities corresponds with the terms of the Amended and Restated Credit Agreement.

Property and equipment, net, increased by $0.2 million, and goodwill acquired increased $1.1 million, as a result of 18 stores opened and 8 stores acquired during the six months ended December, 2001, offset by the 15 stores closed and the related depreciation during that six-month period.

Bank Loan Portfolio

Under the Company’s Master Loan Agency Agreement and ancillary agreements (the “Goleta Agreement”) with Goleta National Bank (“Goleta”), a national bank located in Goleta, California, short-term loans made by Goleta (“Bank Loans”) are offered at most of the Company’s owned locations. Goleta determines the terms of, including the interest rate charged for, the Bank Loans. Currently, a Bank Loan may be up to $500 and must be repaid or renewed in 14 days; a Bank Loan may be renewed up to three times if the borrower pays all accrued interest and at least 5% of the outstanding principal at the time of each renewal; and interest equal to $17 per $100 principal of a Bank Loan is charged for each 14-day period

Under the Goleta Agreement, the Company purchases from Goleta a participation interest equal to 90% of each Bank Loan made on a previous day. As of December 31, 2001, the gross receivable for the Company’s participation interests in the outstanding Bank Loans was $38.3 million.

In fiscal 2001, the Company established a loan loss provision for its participation interests in the Bank Loans. The loan loss reserve of $15.9 million as of December 31, 2001 represented 41.5% of the gross loans receivable as of that date. Loan losses for the six months ended December 31, 2001 were $6.4 million. The Company’s policy for determining the loan loss provision is based on historical experience with Bank Loans generally as well as the results of management’s review and analysis of the payment and collection of the Bank Loans within the last fiscal quarter. The Company’s policy is to charge off its participation interests in all Bank Loans which are 180 days or more past due or delinquent.

Management determines or calculates the loan loss provision for the Company’s participation interests in outstanding Bank Loans as a percentage of its participation interests in the total principal amount of and accrued interest on the Bank Loans that are to mature, or become due and payable, in a particular time period (typically, a fiscal quarter). Though the Company’s desire is to receive or collect 100% of the participation interests in the sum of the principal amount of and accrued interest on all matured Bank Loans, the Company has established the loan loss provision on the assumption that it will receive in payment of its participation interests an amount equal to 92% of its participation interests in the sum of the principal amount of and accrued interest on all matured Bank Loans (or, in other words, 8% of its participation interests in all of the Bank Loans will be charged off). For this purpose, each renewal of a Bank Loan is treated as a continuation of the initial Bank Loan.

The chart below depicts the progressive receipts or collections made on each “quarterly portfolio” of Bank Loans. In this case, a “quarterly portfolio” is the Company’s participation interests in all of the Bank Loans that matured in a particular fiscal quarter. (Since the Company now has over one year’s worth of data, it is able to track the payment rates at different points of time for each quarterly portfolio.)

Management has established the following targets regarding each quarterly portfolio:

•	Receive or collect 89% of the total principal and interest by the end of the current quarter (i.e., by December 31 for the Bank Loans maturing between October 1 and December 31).

•	Receive or collect a cumulative 91% by 90 days out (i.e., by March 31 for the same quarterly portfolio).

•	Receive or collect a cumulative 92% by 180 days out (i.e., by June 30 for the same quarterly portfolio). The Company charges off its participation interests in Bank Loans when they become delinquent for 180 days.

Liquidity and Capital Resources

Cash Flows from Operating Activities

During the six months ended December 31, 2001 and 2000, the Company had net cash provided by operating activities of $8.2 million and $14.0 million, respectively. The decrease in cash flows provided from operating activities in the six months ended December 31, 2001 was primarily the result of increased participation interests in outstanding Goleta National Bank loans.

Cash Flows from Investing Activities

During the six months ended December 31, 2001 and 2000, the Company used $4.4 million and $5.3 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores and its corporate office. Capital expenditures for acquisitions were $1.2 million and $38.1 million, respectively, for the six months ended December 31, 2001 and 2000, related to the eight stores acquired during the six months ended December 31, 2001 and the 129 stores acquired during the six months ended December 31, 2000.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2001, was $21.0 million. The Company increased its net borrowings under its revolving line-of-credit facility from the bank lenders (as described below) by $30.9 million from June 30, 2001 due to the seasonality of the business within the month and week. Borrowings from the money order supplier decreased $9.0 million from June 30, 2001. Senior secured notes payable of $8.0 million decreased $4.0 million for the six months ended December 31, 2001, as a result of the Company’s payment of the third annual installment of principal of $4.0 million in November 2001. The Company increased its borrowings under its term-loan facility (formerly a reducing revolving facility) from the bank lenders (as described below) by $2.0 million since June 30, 2001. Acquisition-related notes payable to sellers increased by $0.8 million during the six months ended December 31, 2001. The net cash provided by financing activities for the six months ended December 31, 2000, was $65.4 million.

For the six months ending December 31, 2001, the Company operated under an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of banks, led by Wells Fargo Bank Texas, National Association (the “Lenders”).

The Credit Agreement was amended on November 8, 2001, to extend the maturity of the credit facilities until December 31, 2001, and to revise certain other terms. (The Credit Agreement was further amended as of December 31, 2001. See Note 8 of Notes to Interim Consolidated Financial Statements.)

Until November 8, 2001, the two primary credit facilities under the credit available to the Company under the Credit Agreement were a revolving line-of-credit facility of $155 million and a reducing revolving facility of $55 million, both available until November 8, 2001. Borrowings under the revolving line-of-credit facility were available for working capital and general corporate purposes, and borrowings under the reducing revolving loan facility were available for store construction and relocation and other capital expenditures, including acquisitions, and refinancing other debt. In addition to the two primary credit facilities, the Company also had available under the Credit Agreement an additional 25-day revolving credit facility of up to $25 million from Wells Fargo bank and certain of the lenders, and a standby letter-of-credit facility of up to $1.5 million from Wells Fargo Bank.

Until November 8, 2001, the Company’s borrowings under the revolving line-of-credit facility bore interest at a variable annual rate equal to, at the Company’s discretion, either the prime rate publicly announced by Wells Fargo Bank from time to time (the “Prime Rate”) or the London InterBank Offered Rate (“LIBOR”) plus 0.75%. The Company’s borrowings under the reducing revolving facility bore interest at a variable annual rate equal to, at the Company’s discretion, either the Prime Rate plus 0.25% or LIBOR plus 2.375% (but subject to adjustment quarterly within a range of 2.125% to 2.625% above LIBOR, depending on the Company’s debt-to-cash flow ratio). Interest was generally payable monthly, except on LIBOR-rate borrowings; interest on LIBOR-rate borrowings was payable every 30, 60, or 90 days, depending on the period selected by the Company. The Company also paid a commitment fee for each of these credit facilities. The commitment fee for the revolving line-of-credit facility was equal to 0.25% per annum of the average daily unused portion of that facility; and the commitment fee for the reducing revolving facility varied within a range of 0.3% to 0.5% per annum of the average daily unused portion of that facility, depending on the Company’s debt-to-cash flow ratio.

Because the Credit Agreement provided that the revolving line-of-credit facility and the other ancillary credit facilities were to expire, and all Company entered into an amendment to the Credit Agreement with the Lenders. At the time of that amendment, the Company was pursuing, and anticipated the completion of, a private placement of approximately $60 million of debt securities by December 31, 2001. That amendment:

•	Extended the Company’s revolving line-of-credit facility, temporary additional revolving advance facility, and letter-of-credit facility to December 31, 2001.

•	Converted the Company’s reducing revolving facility, which had been available for acquisitions and capital expenditures until November 9, 2003, to a term-loan facility expiring and maturing on December 31, 2001.

•	Authorized the Company’s borrowing of additional $4 million under the term-loan facility for payment of the $4 million installment of principal due under the Senior Secured Notes of the Company on November 15, 2001.

•	Increased the interest rate on the revolving line-of-credit facility to a variable annual rate equal to, at the Company’s option, either the Prime Rate plus 1.75% or LIBOR plus 2.75%.

•	Increased the interest rate on the term-loan facility to a variable annual rate equal to, at the Company’s option, either the Prime Rate plus 2.25% or LIBOR plus 3.25%.

The amendment did not change any of the other material terms of the Credit Agreement.

As of December 31, 2001, the Company had borrowed $140.7 million under its revolving line-of-credit facility and $55.0 million under its term-loan facility. The Prime Rate effective on December 31, 2001 was 4.75%, and the LIBOR rate effective on that date was 1.875%.

To reduce its risk of greater interest expense upon a rise in the Prime Rate or LIBOR, the Company has entered into interest-rate swap agreements, which effectively convert a portion of its floating-rate interest obligations to fixed-rate interest obligations, as described in Notes 3 and 4 of Notes to Interim Consolidated Financial Statements.

Because the Credit Agreement as amended on November 8, 2001 provided that the credit facilities expired on December 31, 2001, the Company entered into a further amendment to the Credit Agreement with the Lenders on December 31, 2001. See Note 8 of Notes to Interim Consolidated Financial Statements.

The Company intends to continue to pursue its proposed private placement of senior secured debt securities, and anticipates that it will also pursue debt capital from other sources, with the objective to revise its existing bank indebtedness and credit facilities. If the Company is unable to obtain capital from one or more other sources to achieve its objective by April 30, 2002, it may be required to attempt to obtain a further renewal or extension of its credit facilities from the Lenders.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase from time to time of up to approximately $5 million of the Company’s common stock in the open market or in negotiated transactions. This stock repurchase program will remain in effect unless discontinued by the Board of Directors. Though no shares have been purchased during fiscal 2002, as of December 31, 2001, the Company had repurchased 211,400 shares at an average price of $12.81 per share.

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

To reduce its risk of greater interest expense upon a rise in the prime rate or LIBOR, the Company entered into three interest-rate swap agreements with Bank of America and one interest-rate swap agreement with Wells Fargo Bank. Those agreements effectively converted a portion of the Company’s floating-rate interest obligations to fixed-rate interest obligations, as described in Notes 1, 3 and 4 of Notes to Interim Unaudited Consolidated Financial Statements. As of December 31, 2001, only one of the interest-rate swaps remained in effect.

The fair value of the Company’s existing interest-rate swap is $(3.3) million as of December 31, 2001.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Eva J. Rowings v. Ace Cash Express, Inc.: There have been no material developments in this lawsuit.

Wendy Betts, John Cardegna and Gary M. Kane v. Ace Cash Express, Inc. et al.: In early December 2001, the court ordered the Attorney General of the State of Florida to strike certain materials from its “friend-of-the-court” brief. Consequently, the Company was granted an extension of time in which to file its appellate brief, and it was filed on January 7, 2002. On January 28, 2002, plaintiff-appellant Betts filed a reply appellate brief.

Eugene R. Clement and Neil Gillespie and State of Florida, Office of the Attorney General, Department of Legal Affairs v. Ace Cash Express, Inc. et al.: On November 13, 2001, plaintiff Gillespie filed a notice of appeal regarding three of his four claims that the trial court had dismissed with prejudice in October 2001. On November 30, 2001, in response to a motion filed by one of the individual defendants, the court dismissed with prejudice four of the six claims asserted in the amended complaint of the Attorney General of the State of Florida. The sole remaining claim asserted in plaintiff Clement’s complaint, regarding alleged unfair and deceptive collection activities, is also pending before the court.

Mayella Veasey et al. v. Ace Cash Express, Inc.: There have been no material developments in this lawsuit.

Jennafer Long v. Ace Cash Express, Inc.: The court has scheduled oral argument regarding the motion to dismiss filed by the Company and Goleta National Bank for March 12, 2002.

State of Colorado, ex rel. Ken Salazar, Attorney General for the State of Colorado, and Laura E. Udis, Administrator, Uniform Consumer Credit Code v. Ace Cash Express, Inc.: On January 24, 2002, the federal court granted the State of Colorado’s motion to remand this lawsuit back to Colorado state court.

Vonnie T. Hudson v. Ace Cash Express, Inc. et al.: The Company, Goleta National Bank, and the individual defendants filed a motion to dismiss the complaint on December 17, 2001, and the plaintiff filed an opposition to the motion to dismiss on February 6, 2002.

Rufus Patricia Brown v. Ace Cash Express, Inc. et al.: On November 14, 2001, the federal court granted the plaintiff’s motion to remand this lawsuit back to the Circuit Court of Baltimore City. On January 3, 2002, Goleta National Bank filed a motion to intervene as a defendant in this lawsuit and on January 8, 2002 the court granted the intervention.

Beverly Purdie v. Ace Cash Express, Inc. et al.: On November 21, 2001, the Company withdrew its motion to transfer this lawsuit to federal court in Maryland, where the plaintiff resides. The plaintiff has filed a second amended complaint, and the Company has filed a motion to dismiss the second amended complaint. On February 7, 2002, the plaintiff filed an opposition to the motion to dismiss, and the Company has until February 22, 2002, to submit a reply brief.

Notice from Ohio Department of Commerce: On November 23, 2001, the Ohio Superintendent of the Division of Financial Institutions filed a motion opposing Goleta National Bank’s motion for a preliminary injunction and a motion to dismiss Goleta’s complaint. On December 14, 2001, Goleta filed a motion opposing the Superintendent’s motion to dismiss and a brief in support of its motion for preliminary injunction; and on January 4, 2002, the Superintendent filed its reply brief. Also on January 4, 2002, a “friend-of-the-court” brief in favor of the Superintendent was filed by the attorneys general or consumer protection agencies of 16 states: Alabama, Alaska, Arizona, Colorado, Connecticut, Indiana, Iowa, Kansas, Louisiana, Massachusetts, Nevada, New Mexico, North Carolina, Vermont, West Virginia, and Wyoming. The Company understands that a “friend-of-the-court” brief will be filed in favor of the Company and Goleta by Financial Services Centers of America, Inc., the largest trade association for the payday-loan industry.

Order to Show Cause from Maryland Commissioner of Financial Regulation: On January 28, 2002, the Company and the Maryland Commissioner of Financial Regulation agreed to forego the Order to Show Cause hearing and entered into a settlement agreement to resolve the administrative dispute over licensing in Maryland. To settle this dispute, but without admitting that it has been or is a credit services business under the Maryland Credit Services Business Act, that it has violated the licensing or other requirements of that act, or that it requires licensing under that act or the Maryland collection agencies licensing law, the Company agreed to apply for the licenses in Maryland and to pay the Commissioner $164,000 in installments through April 2002. The Company has applied for and received the state licenses for its locations in Maryland, and the Commissioner has dismissed with prejudice the proceedings initiated by the Order to Show Cause.

North Carolina Lawsuits: As the result of inquiries and statements to the Company by North Carolina governmental authorities in early January 2002, the Company and Goleta National Bank learned that those authorities intended to institute legal proceedings against the Company regarding the offering of Goleta’s short-term loans at the Company’s locations in North Carolina. In response, on January 14, 2002, the Company and Goleta filed a complaint in the United States District Court for the Eastern District of North Carolina against Hal D. Lingerfelt, the Commissioner of Banks of North Carolina, and Roy Cooper, the Attorney General of North Carolina. In the complaint, the Company and Goleta request that the court declare that the Goleta loans and related activities of Goleta and the Company are governed by federal law, which preempts any contrary North Carolina law, and enjoin the North Carolina authorities from alleging any violations of North Carolina law because of those loans and related activities and from seeking to prohibit or restrict those loans and related activities by applying North Carolina law. The defendants’ response to the complaint is due by February 25, 2002.

Also on January 14, 2002 (but after the complaint of the Company and Goleta was filed in federal court), the Attorney General and the Commissioner of Banks of North Carolina filed a complaint in North Carolina state court in Wake County, North Carolina, against the Company (but not Goleta). The complaint alleges that the Company rather than Goleta is the lender of the short-term loans in North Carolina and, therefore, that the Company’s loan activities violate the North Carolina Consumer Finance Act and other North Carolina usury laws and the North Carolina Check Casher Act (under which the Company is licensed as a check casher). In the alternative, the complaint alleges that if the Company is not the lender, it is arranging or brokering loans for North Carolina consumers on behalf of Goleta in violation of the North Carolina Loan Broker Act. The complaint also alleges that, in either case, the Company’s loan activities violate North Carolina laws against unfair and deceptive acts or practices. In the complaint, the Attorney General and the Commissioner seek relief of various kinds, including a permanent injunction against the Company’s loan-related activities regarding North Carolina consumers; a judicial declaration that the loans made by the Company in violation of North Carolina law are void and usurious; an order that the Company refund all amounts collected by it as a result of the unlawful loans; an order that the Company forfeit all interest and pay an amount equal to twice the interest collected from North Carolina borrowers; and the plaintiffs’ attorneys’ fees and costs. On January 31, 2002, the Company removed this lawsuit to the United States District Court for the Eastern District of North Carolina.

Ace Cash Express, Inc. v. Valley Check Cashiers, Inc., Jeffrey D. Silverman, and Morris Silverman: On November 27, 2001, the Company filed this lawsuit in Texas state court in Travis County, Texas, seeking damages relating to the defendants’ misrepresentations and breaches of warranties in an Asset Purchase Agreement between the Company and the defendants, and certain other entities affiliated with the defendants, dated as of November 10, 2000. Under the Asset Purchase Agreement, the Company acquired the assets of 107 check-cashing and retail financial services locations owned and managed by the defendants and their affiliated entities for a total purchase price of $29.7 million in cash. Eleven of the acquired locations were in third-party grocery stores, operated under the “Handy Andy” name, in and around San Antonio, Texas. Following the foreclosure and sale of those grocery stores by the secured creditor of the grocery store operator, the Company (in cooperation with the sellers under the Asset Purchase Agreement) instituted litigation against that creditor and its purchaser in January 2001 to maintain the Company’s right to operate in those locations. At a trial in April 2001, the court found that the lease agreement under which the Company claimed the right to occupy those eleven locations, which had been assigned to the Company by the defendants and their affiliated entities, was not enforceable under Texas law. The court therefore ordered the Company to vacate those eleven locations, which the Company did in June 2001. Because of the court’s finding, the Company requested the defendants to satisfy their monetary obligations to the Company, based on their representations and warranties, regarding those locations. When it appeared that further negotiations regarding the Company’s request would be unsuccessful, the Company filed this lawsuit to recover the damages suffered in connection with, and as a result of, the loss of those eleven locations. In its complaint, the Company seeks actual damages in excess of $2 million. On January 14, 2002, the defendants filed their answer denying all of the Company’s material claims. The Company intends to vigorously pursue this lawsuit.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on November 16, 2001. At this meeting, the Company’s shareholders elected seven directors of the Company to serve until the next annual meeting or until their successors are elected and qualified. The table below shows the votes cast in favor of the election of the seven directors and the votes withheld against their election. There were no abstentions or broker non-votes.

Director	Votes For:	Votes Withheld:

Raymond C. Hemmig	8,984,522	109,699
Donald H. Neustadt	8,954,522	139,699
Jay B. Shipowitz	8,954,522	139,699
Michael S. Rawlings	8,984,522	109,699
Marshall B. Payne	8,984,409	109,812
Edward W. Rose III	8,984,522	109,699
C. Daniel Yost	8,984,522	109,699

There was no other matter submitted to a vote of the Company’s shareholders at the meeting.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated December 31, 2001, regarding its entering into an amendment to the amended and restated credit agreement with a syndicate of bank lenders. The Report was filed on January 4, 2002. The Items reported therein were as follows:

Item 5 — Other Events

Item 7 — Financial Statements and Exhibits:

Exhibit 10.1 — Third Amendment to Amended and Restated Credit Agreement dated December 31, 2001, by and among the Company, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein, with the Schedules and the Exhibit thereto.

Exhibit 10.2 — Second Amendment to Amended and Restated Collateral Trust Agreement dated December 31, 2001, by and among the Company, Wells Fargo Bank Texas, National Association, as agent, Travelers Express Company, Inc., Principal Life Insurance Company, and Wilmington Trust Company as collateral trustee.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE CASH EXPRESS, INC.

February 13, 2002	By: /s/ JOE W. CONNER

Joe W. Conner Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and chief accounting officer)