Form 10-Q
period 2002-03-31
ACE CASH EXPRESS INC/TX
filed 2002-05-15
CIK 849116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

OR

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

Yes      No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 9, 2002

Common Stock	10,166,433 shares

ACE CASH EXPRESS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	June 30,
	2002	2001

	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$131,003	$129,186
Accounts receivable, net	8,020	3,558
Loans receivable, net	15,863	14,386
Prepaid expenses and other current assets	10,405	9,675
Inventories	697	987

Total Current Assets	165,988	157,792

Noncurrent Assets
Property and equipment, net	38,085	39,168
Covenants not to compete, net	1,661	2,012
Goodwill, net	74,992	73,892
Other assets	1,869	3,333

Total Assets	$282,595	$276,197

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Revolving advances	$108,200	$109,800
Accounts payable, accrued liabilities, and other current liabilities	33,075	23,303
Money order principal payable	12,756	16,928
Senior secured notes payable	4,000	4,000
Term advances	51,500	—
Reducing revolving advances	—	1,125
Notes payable	1,083	477

Total Current Liabilities	210,614	155,633

Noncurrent Liabilities
Senior secured notes payable	4,000	8,000
Reducing revolving advances	—	51,875
Notes payable	512	601
Other liabilities	3,902	5,362

Total Liabilities	219,028	221,471

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 10,377,120 and 10,258,520 shares issued, and 10,165,720 and 10,047,120 shares outstanding, respectively	101	100
Additional paid-in capital	23,932	23,288
Retained earnings	43,510	35,356
Accumulated other comprehensive loss	(1,269)	(1,311)
Treasury stock, at cost, 211,400 shares	(2,707)	(2,707)

Total Shareholders’ Equity	63,567	54,726

Total Liabilities and Shareholders’ Equity	$282,595	$276,197

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Revenues	$68,091	$60,193	$174,663	$145,531
Store expenses:
Salaries and benefits	16,464	15,129	43,661	37,830
Occupancy	7,101	7,143	20,854	19,709
Provision for loan losses and doubtful accounts	3,760	12,842	17,266	18,369
Depreciation	1,793	1,720	5,319	4,958
Other	9,846	9,130	27,298	25,889

Total store expenses	38,964	45,964	114,398	106,755

Store gross margin	29,127	14,229	60,265	38,776
Region expenses	4,476	3,755	13,031	10,220
Headquarters expenses	6,276	3,015	13,174	7,778
Franchise expenses	253	283	672	777
Other depreciation and amortization	3,736	1,464	6,068	3,653
Interest expense, net	5,261	3,898	11,364	9,017
Other expenses	2,105	8,740	2,229	8,618

Income (loss) before income taxes	7,020	(6,926)	13,727	(1,287)
Income tax expense (benefit)	2,850	(2,771)	5,573	(515)

Net income (loss)	$4,170	$(4,155)	$8,154	$(772)

Basic earnings (loss) per share	$0.41	$(0.41)	$0.81	$(0.08)
Weighted average number of common shares outstanding — basic EPS	10,154	10,031	10,103	10,002
Diluted earnings (loss) per share	$0.41	$(0.41)	$0.81	$(0.08)
Weighted average number of common and dilutive shares outstanding — diluted EPS	10,166	10,195	10,125	10,165

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$8,154	$(772)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,387	8,619
Loan loss provision	17,156	18,273
Provision for doubtful accounts receivable	110	96
Accelerated store closing accrual	—	8,648
Deferred revenue	(1,324)	(2,819)
Changes in assets and liabilities:
Accounts receivable	(4,573)	1,580
Loans receivable	(18,633)	(14,005)
Prepaid expenses and other current assets	(754)	(203)
Inventories	290	157
Other assets	(3,258)	(1,027)
Accounts payable, accrued liabilities and other liabilities	9,702	13,824

Net cash provided by operating activities	18,257	32,371
Cash flows from investing activities:
Purchases of property and equipment, net	(5,175)	(9,461)
Cost of net assets acquired	(1,155)	(36,084)

Net cash used in investing	(6,330)	(45,545)
Cash flows from financing activities:
Net increase (decrease) in money order principal payable	(4,172)	8,475
Net borrowings (repayments) on revolving advances	(1,600)	23,500
Net borrowings (repayments) on reducing revolving/term advances	(1,500)	37,500
Net borrowings on notes payable	517	137
Repayments of long-term notes payable	(4,000)	(3,774)
Proceeds from stock options exercised	645	377
Purchase of treasury stock	—	(306)

Net cash provided by (used in) financing activities	(10,110)	65,909

Net increase in cash and cash equivalents	1,817	52,735
Cash and cash equivalents, beginning of period	129,186	105,577

Cash and cash equivalents, end of period	$131,003	$158,312

Supplemental disclosures of cash flows information:
Interest paid	$7,810	$8,726
Income taxes paid	$3,304	$3,608

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed interim unaudited consolidated financial statements of Ace Cash Express, Inc. (the “Company” or “ACE”) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. In the opinion of Company management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

Certain prior period accounts have been reclassified to conform to the current year’s presentation.

Earnings Per Share Disclosures

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, after adjusting for the dilutive effect of stock options. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings (loss) per share, as required by Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

		(in thousands)
Net income (loss) (numerator)	$4,170	($4,155)	$8,154	$(772)

Reconciliation of denominator:
Weighted average number of common shares outstanding — basic EPS	10,154	10,031	10,103	10,002
Effect of dilutive stock options	12	164	22	163

Weighted average number of common and dilutive shares outstanding — diluted EPS	10,166	10,195	10,125	10,165

The following table presents the options to purchase shares of common stock which were not included in the computation of diluted earnings per share for the three months and nine months ended March 31, 2002 and 2001 because the exercise prices of those options were greater than the average market price of the common shares; therefore, the effect would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

		(in thousands)
Options not included in the computation of earnings per share	1,374	648	1,374	848

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. The amounts reported in the interim consolidated balance sheets for trade receivables, trade payables, notes receivable, revolving advances, money order payable, and notes payable all approximate fair value. The carrying value and fair value of the interest-rate swap is ($2.1) million and is calculated using the forward market rates available as of March 31, 2002.

Recently Issued Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS 144 will be effective for the Company on July 1, 2002, and management is currently reviewing and evaluating the effects this statement will have, if any, on the Company’s financial position and results of operations.

2. OPERATING SEGMENTS

In accordance with SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company’s reportable segments are strategic business units that differentiate between company-owned and franchised stores. Company-owned store revenue is generated from store transaction processing, and franchised store revenue is generated from the franchise fees charged for opening the store and on-going royalty fees.

Segment information for the three months ended March 31, 2002 and 2001 was as follows:

	Company-owned	Franchised	Other	Total

		(in thousands)
Three months ended March 31, 2002:
Revenue	$67,469	$622	$—	$68,091
Gross margin	28,505	622	—	29,127
Region, headquarters, franchise expenses	(10,752)	(253)	—	(11,005)
Other depreciation and amortization	—	—	(3,736)	(3,736)
Interest expense, net	—	—	(5,261)	(5,261)
Other expense	—	—	(2,105)	(2,105)

Income (loss) before taxes	$17,753	$369	$(11,102)	$7,020

Three months ended March 31, 2001:
Revenue	$59,640	$553	$—	$60,193
Gross margin	13,676	553	—	14,229
Region, headquarters, franchise expenses	(6,770)	(283)	—	(7,053)
Other depreciation and amortization	—	—	(1,464)	(1,464)
Interest expense, net	—	—	(3,898)	(3,898)
Other expense	—	—	(8,740)	(8,740)

Income (loss) before taxes	$6,906	$270	$(14,102)	$(6,926)

Segment information for the nine months ended March 31, 2002 and 2001 was as follows:

	Company-owned	Franchised	Other	Total

		(in thousands)
Nine months ended March 31, 2002:
Revenue	$173,008	$1,655	$—	$174,663
Gross margin	58,610	1,655	—	60,265
Region, headquarters, franchise expenses	(26,205)	(672)	—	(26,877)
Other depreciation and amortization	—	—	(6,068)	(6,068)
Interest expense, net	—	—	(11,364)	(11,364)
Other expense	—	—	(2,229)	(2,229)

Income (loss) before taxes	$32,405	$983	$(19,661)	$13,727

Nine months ended March 31, 2001:
Revenue	$143,809	$1,722	$—	$145,531
Gross margin	37,054	1,722	—	38,776
Region, headquarters, franchise expenses	(17,998)	(777)	—	(18,775)
Other depreciation and amortization	—	—	(3,653)	(3,653)
Interest expense, net	—	—	(9,017)	(9,017)
Other expense	—	—	(8,618)	(8,618)

Income (loss) before taxes	$19,056	$945	$(21,288)	$(1,287)

Segment information as of March 31, 2002 and 2001 was as follows:

	Company-owned	Franchised	Total

	(in thousands, except for number of stores)
As of March 31, 2002:
Total assets	$278,613	$3,982	$282,595
Number of stores	1,010	180	1,190
As of March 31, 2001:
Total assets	$296,065	$4,699	$300,764
Number of stores	1,068	170	1,238

3. DERIVATIVE INSTRUMENTS

The Company’s objective in managing its exposure to fluctuations in interest rates is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates. To achieve this objective, the Company entered into interest-rate swap agreements whose values change in the opposite direction of the anticipated cash flows. As required, on July 1, 2000, the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The interest-rate swaps are derivative instruments related to forecasted transactions and are considered to hedge future cash flows. The effective portion of any gains or losses is included in accumulated other comprehensive income (loss) until earnings are affected by the variability of cash flows. Any ineffective portion is recognized currently into earnings. The cash flows of the interest-rate swaps are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the hedged risk. If it becomes probable that a forecasted transaction will no longer occur, the interest-rate swap will continue to be carried on the balance sheet at fair value, and gains or losses that were deferred in accumulated other comprehensive income (loss) will be recognized immediately into earnings. If the interest-rate swaps are terminated prior to their expiration dates, any cumulative gains and losses will be deferred and recognized into earnings over the remaining life of the underlying exposure. If the hedged liabilities are to be sold or extinguished, the Company will recognize the gain or loss on the designated financial instruments currently into earnings.

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

The adoption of SFAS 133 on July 1, 2000 resulted in a $648,000 credit to accumulated other comprehensive income (loss) for the cumulative effect of the accounting change representing the transition adjustment. The associated underlying hedged liability has exceeded the notional amount for each interest-rate swap throughout the existence of the interest-rate swap, and it is anticipated that it will continue to do so. The interest-rate swaps were and are based on the same index as their respective underlying debt. The interest-rate swaps were highly effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated other comprehensive income (loss) into earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness during the three or nine months ended March 31, 2002 or 2001. The interest-rate swaps resulted in an increase in interest expense of $85,000 for the three months ended March 31, 2001 and a decrease in interest expense of $459,000 for the nine months ended March 31, 2001. For the three and nine months ended March 31, 2002, respectively, the interest-rate swaps resulted in an increase in interest expense of $1,022,000 and $2,272,000. The estimated net amount of existing loss expected to be reclassified into earnings during the next nine months is $1.3 million, net of income tax.

As indicated in Note 8, the Company has extended the maturity of the credit facilities under its Credit Agreement until October 31, 2002. If the revolving advance (i.e., the revolving line-of-credit) facility is not renewed or replaced with a facility with similar economic characteristics, the remaining deferred loss in accumulated other comprehensive loss will be recognized immediately into earnings.

Accumulated other comprehensive income (loss) balances related to the interest-rate swaps are as follows:

		Accumulated Other Comprehensive
		Income (Loss) Balances as of:

		March 31,
Loan Facility	Notional Amount	2002	June 30, 2001	July 1, 2000

		(in thousands)
Revolving advance	$33 million	$—	$—	$452
Revolving advance	$10 million	—	—	92
Revolving advance	$80 million	(1,269)	(1,311)	(35)
	(average)
Reducing revolving advance	$9.4 million	—	—	139
	(average)

Total		$(1,269)	$(1,311)	$648

The accumulated other comprehensive loss at each of March 31, 2002 and June 30, 2001 is net of a tax benefit of $868,000 and $892,000, respectively. The fair value of the swaps at March 31, 2002 and June 30, 2001 was ($2,137,000) and ($2,203,000), respectively, and was recorded in other current liabilities on the balance sheet.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

A summary of comprehensive income (loss) for the three and nine months ended March 31, 2002 and 2001 is presented below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

		(in thousands)
Net income (loss)	$4,170	$(4,155)	$8,154	$(772)
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments before tax expense (benefit)	1,132	(2,258)	71	(3,452)
Tax expense (benefit)	456	(903)	29	(1,381)

Unrealized gain (loss) on hedging instruments net of the tax expense (benefit)	676	(1,355)	42	(2,071)

Comprehensive income (loss)	$4,846	$(5,510)	$8,196	$(2,843)

Unrealized loss on hedging instruments for the nine months ended March 31, 2001 includes a $648,000 gain for the cumulative effect of accounting change representing a transition adjustment for the adoption of SFAS 133.

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

The following table reflects the components of the significant items reported as restructuring charges for the quarter ended March 31, 2001 and the accrual balance as of June 30, 2001 and March 31, 2002 (in millions):

	Fiscal 2001				Fiscal 2002

	Original						Accrual
	Restructure			Accrual			Balance
	Charge	Restructure	Write-offs/	Balance as of	Restructure	Write-offs/	as of
	as of	Charge	Lease	June 30,	Charge	Lease	March 31,
	March 31, 2001	Adjustments	Settlements	2001	Adjustments	Settlements	2002

Net book value of tangible assets	$2.5	$—	$(2.5)	$—	$—	—	$—
Goodwill and covenants not to compete	2.6	—	(2.6)	—	—	—	—
Remaining lease obligations	2.8	(1.0)	(0.8)	1.0	(0.1)	(0.6)	0.3
Other, including store clean-up	0.8	—	(0.6)	0.2	—	(0.1)	0.1

Total	$8.7	$(1.0)	$(6.5)	$1.2	$(0.1)	$(0.7)	$0.4

The decision to close these unprofitable or underperforming stores was made in order to benefit future operations. Typically, these stores would have been closed at various times over the succeeding two or three years, depending on the circumstances of each store and its local market. Frequently, the Company’s decision to close a store is made to coincide with the expiration of the store lease. The Company determined, however, that closing these stores in this manner would permit better use of its capital and other resources, which the Company believes would improve the profitability of its overall operations. All of the 85 stores were closed by June 30, 2001.

The original restructuring charge of $8.7 million less the $1.0 million adjustment was recorded in other expenses in the fiscal year ended June 30, 2001, and an additional adjustment of $0.1 million was recorded in other expenses through the nine months ended March 31, 2002. The adjustments reflect a reduction in the estimate of lease payouts which resulted from the Company’s ability to negotiate favorable lease terminations. Since some of the leases will be paid out over their remaining terms, the Company anticipates that the estimated completion date for the remaining liabilities will be approximately June 2005.

The following table presents the results of operations of the 85 stores closed for the three and nine months ended March 31, 2001:

	Three Months Ended	Nine Months Ended
	March 31, 2001	March 31, 2001

	(in thousands, except per share amounts)
Revenues	$1,898	$4,720
Loss before income taxes	(574)	(2,452)
Net loss	(345)	(1,471)
Basic loss per share	(.03)	(.15)
Diluted loss per share	(.03)	(.14)

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

This acquisition was accounted for using the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired companies have been included in the Company’s consolidated financial statements since the date that each store location was activated with the Company’s proprietary point-of-sale system. As of December 31, 2000, all of the stores were phased into the Company’s network, and therefore the three months ended March 31, 2001 included the impact of the acquisition in its results of operations.

The following presents the unaudited pro forma results of operations of the Company for the nine months ended March 31, 2001 as if the acquisition had been consummated at the beginning of that period. The pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

Nine Months Ended
March 31, 2001

(in thousands, except per
share amounts)
Revenues	$152,656
Net loss	(505)
Basic loss per share	(0.05)
Diluted loss per share	(0.05)

7. GOODWILL AND OTHER INTANGIBLE ASSETS — ADOPTION OF SFAS 142

In June 2001, the Financial Accounting Standards Board issued SFAS 141, “Business Combinations” (“SFAS 141”), and SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 supersedes APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and financial statement disclosures. SFAS 142 changes the accounting for certain intangibles, including goodwill, from an amortization method to an impairment-only approach. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, using a two-step impairment assessment. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss if any.

SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Companies were required to adopt SFAS 142 for fiscal years beginning after December 15, 2001, but early adoption was permitted under certain circumstances. The adoption of SFAS 141 did not have a material impact on the Company’s results of operations and financial position. The Company adopted SFAS 142 effective July 1, 2001, and has identified two reporting units: 1) company-owned stores and 2) franchised stores. The franchised stores reporting unit has no intangible assets, and therefore it is not impacted by SFAS 142. The Company completed the first step of the two-step impairment test by obtaining an independent third-party appraisal of the fair value of the company-owned stores reporting unit as of July 1, 2001. The fair value of the company-owned stores reporting unit exceeded the carrying value, and as a result, the second step of the two-step impairment test is not required and no impairment loss has been recorded as of March 31, 2002. In accordance with SFAS 142, the Company discontinued recording goodwill amortization effective July 1, 2001.

Transitional Disclosures

Net income and earnings per share excluding the after-tax effect of amortization expense related to goodwill for the three and nine months ended March 31, 2002 and 2001 are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

	(in thousands, except per share amounts)
Reported net income (loss)	$4,170	$(4,155)	$8,154	$(772)
Add back: Goodwill amortization	—	417	—	983

Adjusted net income (loss)	$4,170	$(3,738)	$8,154	$211

Basic earnings per share:
Reported net income (loss)	$.41	$(.41)	$.81	$(.08)
Add back: Goodwill amortization	—	.04	—	.10

Adjusted net income (loss)	$.41	$(.37)	$.81	$.02

Diluted earnings per share:
Reported net income (loss)	$.41	$(.41)	$.81	$(.08)
Add back: Goodwill amortization	—	.04	—	.10

Adjusted net income (loss)	$.41	$(.37)	$.81	$.02

Acquisitions

The following table provides information concerning the acquisitions made during the three and nine months ended March 31, 2002:

	Three Months Ended	Nine Months Ended
	March 31, 2002	March 31, 2002

	(in thousands, except number of stores and number of transactions)
Number of stores acquired	—	8
Number of transactions	—	4
Total purchase price	—	$1,412
Amounts allocated to:
Goodwill	—	$1,094
Covenants not to compete	—	$65
Property and equipment	—	$135
Other assets	—	$118
Notes payable issued	—	$955
Notes payable balance	$1,595	$1,595

Amortizable Intangible Assets

Covenants not to compete are as follows:

	March 31, 2002	June 30, 2001

	(in thousands)
Covenants not to compete, at cost	$7,853	$7,798
Less — accumulated amortization	(6,192)	(5,786)

	$1,661	$2,012

No covenants not to compete were acquired in the three months ended March 31, 2002, and $55,000 of covenants not to compete were acquired in the nine months ended March 31, 2002, net of a reduction of $10,000 for stores closed in the three months ended March 31, 2002. Covenants not to compete are amortized over the applicable period of the contract. The weighted-average amortization period is 6.7 years.

Amortization expense related to the covenants not to compete for the three and nine months ended March 31, 2002 and estimated for the five succeeding fiscal years are as follows:

Covenants Not to Compete

(in thousands)
Actual amortization expense for the three months ended March 31, 2002	$120
Actual amortization expense for the nine months ended March 31, 2002	406
Estimated amortization expense for the fiscal years ending:
June 30, 2002	$520
June 30, 2003	403
June 30, 2004	343
June 30, 2005	254
June 30, 2006	136

Intangible Assets Not Subject to Amortization

The carrying value of the Company’s goodwill is as follows:

Goodwill

(in thousands)
Goodwill as of June 30, 2001, net of amortization of $8,170	$73,892
Acquired goodwill	1,100

Goodwill as of March 31, 2002	$74,992

There were no impairment losses for the nine months ended March 31, 2002.

8. AMENDMENT TO CREDIT FACILITIES

On April 30, 2002, the Company amended its existing Amended and Restated Credit Agreement with a syndicate of bank lenders led by Wells Fargo Bank Texas, National Association, as agent. The amendment to the credit agreement was prompted by the scheduled expiration on that date of the Company’s credit facilities under that credit agreement.

The amendment to the credit agreement:

•	Extended the maturity date for the lenders’ $155 million revolving line-of-credit commitment and $49.85 million term-loan commitment from April 30, 2002 to October 31, 2002.

•	Reduced the maximum amount that the Company may borrow under the revolving line-of-credit facility to $130 million, subject to the previously applicable borrowing base.

•	Increased the interest rate on the term-loan facility to, and converted the previously applicable variable rate to a fixed rate of interest equal to an annual rate of 9%.

•	Requires the Company to pay the lenders $1.0 million of principal of the outstanding term loan on April 30, 2002, and an additional $250,000 of principal of the outstanding term loan on the last business day of each calendar month ending before the maturity date; each such payment of principal must also be accompanied by the payment of all accrued interest on the outstanding principal of the term loan.

•	Reflects the expiration, as of March 31, 2002, of the “seasonal” revolving credit facility of $25 million.

•	Includes a covenant that restricts the Company from opening any new stores or entering into any new lease agreement for additional stores other than (1) completing construction and finish-out of five stores that the Company had committed to construct or finish-out as of December 31, 2001, and (2) opening ten other stores to replace stores closed in the ordinary course of business, if the capital expenditures for the completion and finish-out and the replacement of stores do not exceed $75,000 per store or a total of $750,000.

•	Includes a covenant that restricts the Company from making aggregate capital expenditures (other than those permitted for new or additional stores) in excess of $1.5 million without the lenders’ prior written consent.

•	Requires the Company to obtain the lenders’ prior written consent to any settlement payment by the Company regarding any lawsuit against the Company in excess of $1.5 million.

•	Includes the Company’s obligation to pay commitment fees for the revolving line-of-credit and term-loan commitments of $524,250 on April 30, 2002, $500,000 on July 1, 2002, and $1,024,250 on October 1, 2002; except that the last commitment fee shall not be due if, by September 1, 2002, the Company has obtained at least $50 million of senior or subordinated debt financing from other financial institutions or institutional investors and applied the proceeds of the financing to reduce the lenders’ revolving line-of-credit and term-loan commitments.

In all other material respects, the terms of the existing credit agreement remain in effect.

9. LOAN LOSS PROVISION

In fiscal 2001, the Company established a loan loss provision for its participation interests in loans made by Goleta National Bank (“Goleta”). The Company’s policy for determining the loan loss provision is based on historical experience with Goleta loans generally, as well as the results of management’s review and analysis of the payment and collection of the loans within the last fiscal quarter. The Company’s policy is to charge off its participation interests in all Goleta loans which are 180 days or more past due. Based on prior experience and collection analysis, during the third quarter, the Company changed its estimate of the percentage of participations in matured loans expected to be uncollectible from 8% to 7% for the quarter ended December 31, 2001 and from 8% to 6% for the quarter ended March 31, 2002. The impact of the change in estimate for the three and nine months ended March 31, 2002 was as follows:

	Three	Nine
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2002	2002

	(in thousands)
Loan loss provision before change in estimate	$6,367	$19,793
Change in estimate impact	(2,637)	(2,637)

Loan loss provision	$3,730	$17,156

10. LEGAL SETTLEMENTS

The Company entered into agreements to settle lawsuits against the Company in Colorado, Indiana, and Maryland, and accordingly, has provided $1.3 million, $0.4 million, and $0.2 million, respectively, in its financial statements for the three and nine months ended March 31, 2002 to satisfy its settlement obligations.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,		Year Ended June 30,

	2002	2001	2002	2001	2001	2000	1999

Company Operating and Statistical Data:
Company-owned stores in operation:
Beginning of period	999	1,055	988	915	915	798	683
Acquired	—	2	8	131	133	36	35
Opened	14	15	32	36	49	99	99
Closed (1)	(3)	(4)	(18)	(14)	(109)	(18)	(19)

End of period	1,010	1,068	1,010	1,068	988	915	798

Percentage increase in comparable store revenues from prior period: (2) Total revenues	13.5%	22.9%	18.0%	22.8%	23.3%	6.9%	10.8%
Excluding tax-related revenues	9.1%	29.7%	16.4%	25.1%	25.5%	7.1%	10.6%
Excluding loan fees and interest	10.4%	1.4%	6.3%	0.7%	0.3%	6.0%	8.8%
Capital expenditures (in thousands)	$817	$3,982	$5,175	$9,316	$12,655	$12,255	$10,089
Cost of net assets acquired (in thousands)	$—	$595	$1,155	$36,705	$35,841	$11,359	$8,378
Operating Data (Check Cashing and Money Orders):
Face amount of checks cashed (in millions)	$1,576	$1,457	$3,700	$3,438	$4,498	$3,839	$3,373
Face amount of money orders sold (in millions)	$446	$483	$1,288	$1,269	$1,709	$1,585	$1,905
Face amount of average check	$471	$423	$386	$363	$358	$339	$320
Average fee per check	$12.82	$10.60	$9.66	$8.49	$8.38	$7.92	$7.47
Fees as a percentage of average check	2.72%	2.50%	2.50%	2.34%	2.34%	2.33%	2.33%
Number of checks cashed (in thousands)	3,347	3,443	9,590	9,484	12,580	11,317	10,556
Number of money orders sold (in thousands)	2,958	3,596	8,759	9,573	12,787	12,339	14,495
Collections Data:
Face amount of returned checks (in thousands)	$6,348	$6,993	$18,226	$20,482	$26,536	$16,548	$12,442
Collections (in thousands)	4,578	4,607	12,297	13,717	17,717	10,788	7,423

Net write-offs (in thousands)	$1,770	$2,386	$5,929	$6,765	$8,819	$5,760	$5,019

Collections as a percentage of returned checks	72.1%	65.9%	67.5%	67.0%	66.8%	65.2%	59.7%
Net write-offs as a percentage of revenues	2.6%	4.0%	3.4%	4.6%	4.5%	4.1%	4.1%
Net write-offs as a percentage of the face amount of checks cashed	.11%	.16%	.16%	.20%	.20%	.15%	.15%

(1)	Third quarter fiscal 2001 store closures do not include any of the 85 stores which were closed in the fourth quarter of fiscal 2001 for which store-closing expense was recorded in the third quarter of fiscal 2001.

(2)	Calculated based on the changes in respective revenues of all stores open for both the full year and the interim periods compared.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA, continued
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,		Year Ended June 30,

	2002	2001	2002	2001	2001	2000	1999

Operating Data (Small Consumer Loans):
Volume — new loans and refinances (in thousands)	$112,867	$101,998	$378,625	$280,820	$396,783	$137,015	$105,765
Average advance	$273	$268	$270	$271	$269	$240	$200
Average finance charge	$46.36	$42.33	$45.78	$41.27	$42.30	$34.51	$30.30
Number of loan transactions — new loans and refinances (in thousands)	413	381	1,402	1,038	1,477	557	460
Balance Sheet Data (in thousands):
Gross loans receivable	$28,507	$26,704	$28,507	$26,704	$27,768	$18,695	$5,543
Less: Allowance for losses on loans receivable	12,644	12,373	12,644	12,373	13,382	—	—

Loans receivable, net of Allowance	$15,863	$14,331	$15,863	$14,331	$14,386	$18,695	$5,543

Allowance for losses on loans Receivable:
Beginning of period	$15,876	$5,471	$13,382	$—	$—	$—	$—
Provision for loan losses	3,730	12,806	17,156	19,972	26,429	—	—
Net charge-offs	(6,962)	(5,904)	(17,894)	(7,599)	(13,047)	—	—

End of period	$12,644	$12,373	$12,644	$12,373	$13,382	$—	$—

Allowance as a percent of gross loans receivable	44.4%	46.3%	44.4%	46.3%	48.2%	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS

RESULTS OF OPERATIONS

Revenue Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,

	2002	2001	2002	2001	2002	2001	2002	2001

	(in thousands)		(percentage of revenue)		(in thousands)		(percentage of revenue)

Check cashing fees	$23,874	$23,561	35.1%	39.2%	$72,495	$67,253	41.5%	46.2%
Loan fees and interest	16,971	14,039	24.9	23.3	56,322	37,866	32.3	26.0
Tax check fees	17,953	12,918	26.4	21.5	19,103	13,233	10.9	9.1
Bill payment services	2,684	2,648	3.9	4.4	7,108	7,498	4.1	5.2
Money transfer services	2,742	2,726	4.0	4.5	8,197	7,735	4.7	5.3
Money order fees	1,953	1,984	2.9	3.3	5,696	5,349	3.3	3.7
Franchise revenues	622	553	0.9	0.9	1,655	1,722	0.9	1.2
Other fees	1,292	1,764	1.9	2.9	4,087	4,875	2.3	3.3

Total revenue	$68,091	$60,193	100.0%	100.0%	$174,663	$145,531	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$67.2	$56.2			$173.4	$145.0

Quarter Comparison

Total revenues increased $7.9 million, or 13%, to $68.1 million in the third quarter of fiscal 2002 from $60.2 million in the third quarter of the last fiscal year. This revenue growth resulted, in part, from a $6.5 million, or 14%, increase in comparable store revenues (806 stores). The balance of the increase came from stores which were opened or acquired after June 30, 2000, and were therefore not open for both of the full periods compared. The number of Company-owned stores decreased by 58, or 5%, from 1,068 stores opened at March 31, 2001, to 1,010 stores opened at March 31, 2002. The increase in total revenues resulted primarily from increases in check cashing fees, in tax check fees, and in loan fees and interest. These were partially offset, however, by decreases in other fees.

Check cashing fees, including tax check fees, increased $5.3 million, or 15%, to $41.8 million in the third quarter of fiscal 2002 from $36.5 million in the third quarter of the last fiscal year. Tax check fees increased $5.0 million of the total $5.3 million increase. The Company recorded $3.8 million of tax check fees from 100 self-service machines located in tax preparers’ offices in the third quarter of fiscal 2002, compared to $1.2 million of tax check fees from 50 self-service machines located in tax preparers’ offices last fiscal year. The remaining increase in check cashing fees, including tax check fees, resulted from an 18% increase in the average fee charged per check and an 11% increase in the average check amount.

Loan fees and interest consist of revenue primarily from the Company’s participation interests in loans made by Goleta National Bank (“Goleta”). Loan fees and interest increased $2.9 million, or 21%, to $17.0 million in the third quarter of fiscal 2002 from $14.0 million in the third quarter of the last fiscal year, primarily due to increased consumer demand.

Other fees decreased to $1.3 million for the third quarter of fiscal 2002 from $1.8 million for the third quarter of fiscal 2001, primarily as a result of reductions in peso exchange fee revenue ($0.2 million), and fees from sales of prepaid telephone cards ($0.1 million).

Nine Month Comparison

Total revenues increased $29.1 million, or 20%, to $174.7 million in the first nine months of fiscal 2002 from $145.5 million in the first nine months of the last fiscal year. This revenue growth resulted, in part, from a $22.1 million, or 18%, increase in comparable store revenues (806 stores). The balance of the increase came from stores which were opened or acquired after June 30, 2000, and were therefore not open for both of the full periods compared. Loan fees and interest accounted for over half of the total revenue increase, and check cashing fees and tax check fees combined accounted for most of the remaining total revenue increase. These were partially offset, however, by decreases in bill payment services and other fees.

Check cashing fees, including tax check fees, increased $11.1 million, or 14%, to $91.6 million in the first nine months of fiscal 2002 from $80.5 million in the first nine months the last fiscal year. Tax check fees increased $5.9 million of the total $11.1 million increase. The Company recorded $3.8 million of tax check fees from 100 self-service machines located in tax preparers’ offices in the third quarter of fiscal 2002, compared to $1.2 million of tax check fees from 50 self-service machines located in tax preparers’ offices last fiscal year. The remaining increase in check cashing fees, including tax check fees, for the nine-month period resulted from a 12% increase in the average fee charged per check, a 6% increase in the average check amount and a 2% increase in the total number of checks cashed.

Loan fees and interest consist of revenue primarily from the Company’s participation interests in loans made by Goleta. Loan fees and interest increased $18.5 million, or 49%, to $56.3 million in the first nine months of fiscal 2002 from $37.9 million in the first nine months of the last fiscal year, primarily due to increased consumer demand.

The reduction in bill payment services revenue was primarily due to change in the mix of bill payment vendors represented. The reduction in other fees resulted primarily from reductions in peso exchange fee revenue and fees from prepaid telephone cards.

Store Expense Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,

	2002	2001	2002	2001	2002	2001	2002	2001

	(in thousands)		(percentage of revenue)		(in thousands)		(percentage of revenue)

Salaries and benefits	$16,464	$15,129	24.2%	25.1%	$43,661	$37,830	25.0%	26.0%
Occupancy	7,101	7,143	10.4	11.9	20,854	19,709	11.9	13.5
Armored and security	2,171	1,974	3.2	3.3	5,852	5,488	3.4	3.8
Returns and cash shorts	2,410	3,070	3.6	5.1	7,931	9,411	4.6	6.5
Loan loss provision	3,760	12,823	5.5	21.3	17,266	18,369	9.9	12.6
Depreciation	1,793	1,720	2.6	2.9	5,319	4,958	3.0	3.4
Other	5,265	4,105	7.7	6.8	13,515	10,990	7.7	7.6

Total store expenses	$38,964	$45,964	57.2%	76.4%	$114,398	$106,755	65.5%	73.4%

Average per store expense	$38.8	$43.3			$114.6	$107.7

Quarter Comparison

Total store expenses decreased $7.0 million, or 15%, to $39.0 million in the third quarter of fiscal 2002 from $46.0 million in the third quarter of the last fiscal year. Store expenses decreased as a percentage of revenues to 57% in the third quarter of fiscal 2002 from 76% in the third quarter of the last fiscal year. Most of this decrease resulted from the $8.5 million additional loan loss provision that the Company established in the third quarter of the last fiscal year.

Salaries and benefits expenses, occupancy costs, and armored and security expenses, totaling $25.7 million in the third quarter of fiscal 2002, increased by a total of $1.5 million, or 6%, in the quarter compared to the third quarter of the last fiscal year, due to increased bonus accruals, and higher average rates of compensation. Returned checks (net of collections) and cash shortages decreased $0.7 million, or 22%, in the third quarter of fiscal 2002 compared to the third quarter of the last fiscal year, due to improvements in operational procedures and controls.

Loan loss provision decreased $9.1 million in the third quarter of fiscal 2002 compared to the third quarter of the last fiscal year. In the third quarter of fiscal 2001, the Company established an additional loan loss provision of $8.5 million regarding the Company’s participation in loans made by Goleta at the Company’s stores. The additional loan loss provision recorded in the third quarter of the last fiscal year was an adjustment for the higher loan loss experience with the Goleta loan product, compared to the original allowance which was based on the Company’s prior experience with its “payday loan” product. Excluding the $8.5 million additional loan loss provision made last fiscal year, there was a decrease in loan loss provision for the third quarter of fiscal 2002 of $0.6 million compared to the third quarter of the last fiscal year due to improved collections experience. The loan loss reserve of $12.6 million and $12.4 million as of March 31, 2002 and 2001, was 44.4% and 46.3% of the gross loans receivable, respectively. Loan losses are charged to this allowance, which is reviewed for adequacy (and may be adjusted) on a quarterly basis.

Other store expenses increased $1.2 million, or 28%, as a result of lease costs for the Company’s 100 self-service machines and increases in bank charges related to increased service rates and increased utilization of Automated Clearing House (ACH) transactions for collections.

Nine Month Comparison

Total store expenses increased $7.6 million, or 7%, to $114.4 million in the first nine months of fiscal 2002 from the $106.8 million in the first nine months of the last fiscal year. Store expenses decreased as a percentage of revenues, however, to 66% for the first nine months of fiscal 2002 from 73% for the first nine months of the last fiscal year.

Salaries and benefits expenses, occupancy costs, and armored and security expenses, totaling $70.4 million for the first nine months of fiscal 2002, increased by a total of $7.3 million, or 12%, in the nine months compared to the first nine months of the last fiscal year, due to increased bonus accruals, higher average rates of compensation, and higher utility expense.

Returned checks (net of collections) and cash shortages decreased $1.5 million, or 16%, in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001, primarily due to improvements in operational procedures and controls.

Loan loss provision decreased $1.1 million in the first nine months of fiscal 2002 from the first nine months of the last fiscal year primarily due to improved collections experience. Loan losses are charged to this allowance, which is reviewed for adequacy (and may be adjusted) on a quarterly basis.

Other store expenses increased $2.5 million, or 23%, primarily as a result of lease costs for the Company’s 100 self-service machines, increases in bank charges related to increased service rates and increased utilization of Automated Clearing House (ACH) transactions for collections, and additional expense related to operational and marketing supplies required to support the Goleta loan product.

Other Expenses Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,

	2002	2001	2002	2001	2002	2001	2002	2001

	(in thousands)		(percentage of revenue)		(in thousands)		(percentage of revenue)

Region expenses	$4,476	$3,755	6.6%	6.2%	$13,031	$10,220	7.5%	7.0%
Headquarters expenses	6,276	3,015	9.2	5.0	13,174	7,778	7.5	5.3
Franchise expenses	253	283	0.4	0.5	672	777	0.4	0.5
Other depreciation and amortization	3,736	1,464	5.5	2.4	6,068	3,653	3.5	2.5
Interest expense, net	5,261	3,898	7.7	6.5	11,364	9,017	6.5	6.2
Other expenses	2,105	8,740	3.1	14.5	2,229	8,618	1.3	5.9

Quarter Comparison

Region Expenses

Region expenses increased $0.7 million, or 19%, in the third quarter of fiscal 2002 over the third quarter of the last fiscal year, primarily as a result of the increases in collections and customer-service personnel related to the Goleta loan product. Region expenses increased as a percentage of revenues to 6.6% in the third quarter of fiscal 2002 from 6.2% in the third quarter of the last fiscal year.

Headquarters Expenses

Headquarters expenses increased $3.3 million, or 108%, in the third quarter of fiscal 2002 from the third quarter of the last fiscal year. Increased legal expenses associated with defending various lawsuits accounted for $1.4 million of the increase; performance bonus accruals accounted for $1.5 million of the increase. The remaining increase was due primarily to the addition of headquarters personnel and their corresponding salaries and benefits. Headquarters expenses increased as a percentage of revenues to 9.2% in the third quarter of fiscal 2002 from 5.0% in the third quarter of the last fiscal year.

Franchise Expenses

Franchise expenses remained consistent at $0.3 million in each of the third quarter of fiscal 2002 and the third quarter of the last fiscal year.

Other Depreciation and Amortization

Other depreciation and amortization increased $2.3 million, or 155%, in the third quarter of fiscal 2002 from the third quarter of the last fiscal year. The increase in depreciation and amortization was due to the amortization of an additional $3.0 million of debt financing costs over the third quarter of the last fiscal year resulting from amendments to the credit agreement, offset by $0.7 million for the discontinuation of goodwill amortization in accordance with SFAS 142, which the Company adopted in the first quarter of fiscal 2002.

Interest Expense

Interest expense, net of interest income, increased $1.4 million, or 35%, in the third quarter of fiscal 2002 as compared to the third quarter of the last fiscal year. This increase was the result of increased borrowings used to finance the higher-volume tax season operations and higher interest rates payable to the Company’s bank lenders.

Other Expenses

Other expenses of $2.1 million decreased by $6.6 million in the third quarter of fiscal 2002 from the third quarter of the last fiscal year as a result of the $8.7 million recorded in the third quarter of the last fiscal year for the costs associated with closing 85 unprofitable or underperforming stores owned and operated by the Company in the fourth quarter of the last fiscal year, offset by $2.0 million of legal settlement expense recorded in the third quarter of fiscal 2002. The legal settlement expense consists of expenses incurred and reserves established to pay amounts that the Company believes will be required to settle certain lawsuits against it pending in Maryland, Indiana, and Colorado.

Income Taxes

A provision of $2.9 million was recorded for income taxes in the third quarter of fiscal 2002, compared to a credit of $2.8 million recorded for income taxes in the third quarter of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions.

Nine Month Comparison

Region Expenses

Region expenses increased $2.8 million, or 28%, in the first nine months of fiscal 2002 over the first nine months of the last fiscal year, primarily as a result of the increases in personnel in collections and customer-service related to the Goleta loan product. Region expenses increased as a percentage of revenues to 7.5% in the first nine months of fiscal 2002 from 7.0% in the first nine months of the last fiscal year.

Headquarters Expenses

Headquarters expenses increased $5.4 million, or 69%, in the first nine months of fiscal 2002 over the first nine months of the last fiscal year. Increased legal expenses associated with defending various lawsuits accounted for $2.1 million of the increase; performance bonus accruals accounted for $1.5 million of the increase. The remaining increase was due primarily to the addition of headquarters personnel and their corresponding salaries and benefits. Headquarters expenses increased as a percentage of revenues to 7.5% in the first nine months of fiscal 2002 from 5.3% in the first nine months of the last fiscal year.

Franchise Expenses

Franchise expenses decreased $0.1 million for the first nine months of fiscal 2002 compared to the first nine months of the last fiscal year.

Other Depreciation and Amortization

Other depreciation and amortization increased $2.4 million, or 66%, in the first nine months of fiscal 2002 from the first nine months of the last fiscal year. The increase in depreciation and amortization was due to the amortization of an additional $4.1 million of debt financing costs over the first nine months of the last fiscal year resulting from amendments to the credit agreement, offset by $1.7 million for the discontinuation of goodwill amortization in accordance with SFAS 142, which the Company adopted in the first quarter of fiscal 2002.

Interest Expense

Interest expense, net of interest income, increased $2.3 million, or 26%, in the first nine months of fiscal 2002 as compared to the first nine months of the last fiscal year. This increase was the result of an increase in borrowings used to finance the higher-volume tax season operations and higher interest rates payable in the last three months to the Company’s bank lenders.

Other Expenses

Other expenses decreased by $6.4 million in the first nine months of fiscal 2002 from the first nine months of the last fiscal year as a result of the $8.7 million recorded in the third quarter of the last fiscal year for the costs associated with closing 85 unprofitable or underperforming stores owned and operated by the Company in the fourth quarter of the last fiscal year, offset by $2.0 million of legal settlement expense recorded in the third quarter of fiscal 2002.

Income Taxes

A provision of $5.6 million was recorded for income taxes in the first nine months of fiscal 2002, compared to a credit of $0.5 million in the first nine months of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions. The effective income tax rate was 40.6% for the first nine months of fiscal 2002 compared to 40% for the first nine months of the last fiscal year.

Balance Sheet Variations

Cash and cash equivalents, the money order principal payable, and the revolving advances vary because of seasonal and day-to-day requirements resulting from maintaining cash for cashing checks and purchasing loan participations, receipts of cash from the sale of money orders and from participation interests in loans, and remittances for money orders sold. For the nine months ended March 31, 2002, cash and cash equivalents increased $1.8 million, compared to an increase of $52.7 million for the nine months ended March 31, 2001.

Accounts receivable, net, of $8.0 million at March 31, 2002 increased by $4.5 million from March 31, 2001 due to the timing of remittances from Goleta.

Loans receivable, net, increased by $1.5 million to $15.9 million due to increased participation interests in outstanding Goleta loans.

Property and equipment, net, decreased by $1.1 million, and goodwill acquired increased by $1.1 million, as a result of 32 stores opened and eight stores acquired during the nine months ended March 31, 2002, offset by the 18 stores closed and the related depreciation during that nine-month period.

Accounts payable, accrued liabilities and other current liabilities increased by $9.8 million to $33.1 million primarily due to a combination of increases in salaries, payroll taxes and bonuses payable ($3.8 million), an increase in income taxes payable ($2.4 million), litigation-related accrual ($2.0 million), the timing of MoneyGram remittances ($1.0 million) and an increase in interest-rate swap liability ($0.7 million).

The Company paid the third annual $4.0 million installment of principal of its senior secured notes payable in November 2001.

Net term advances, which was previously classified as “reducing revolving advances,” decreased by $1.5 million. The change in classification from non-current liabilities to current liabilities corresponds with the short-term maturity of the credit facilities under the amended credit agreement with the bank lenders.

Bank Loan Portfolio

Under the Company’s Master Loan Agency Agreement and ancillary agreements (the “Goleta Agreement”) with Goleta National Bank (“Goleta”), a national bank located in Goleta, California, short-term loans made by Goleta (“Bank Loans”) are offered at most of the Company’s owned locations. Goleta determines the terms of, including the interest rate charged for, the Bank Loans. Currently, a Bank Loan may be up to $500 and must be repaid or renewed in 14 days; a Bank Loan may be renewed up to three times if the borrower pays all accrued interest and at least 5% of the outstanding principal at the time of each renewal; and interest equal to $17 per $100 principal of a Bank Loan is charged for each 14-day period.

Under the Goleta Agreement, the Company purchases from Goleta a participation interest equal to 90% of each Bank Loan made on a previous day. As of March 31, 2002, the gross receivable for the Company’s participation interests in the outstanding Bank Loans was $28.5 million.

In fiscal 2001, the Company established a loan loss provision for its participation interests in the Bank Loans. The loan loss reserve of $12.6 million as of March 31, 2002 represented 44.4% of the gross loans receivable as of that date. Loan losses for the nine months ended March 31, 2002 were $17.9 million. The Company’s policy for determining the loan loss provision is based on historical experience with Bank Loans generally as well as the results of management’s review and analysis of the payment and collection of the Bank Loans within the last fiscal quarter. The Company’s policy is to charge off its participation interests in all Bank Loans which are 180 days or more past due or delinquent.

Management determines or calculates the loan loss provision for the Company’s participation interests in outstanding Bank Loans as a percentage of its participation interests in the total principal amount of and accrued interest on the Bank Loans that are to mature, or become due and payable, in a particular time period (typically, a fiscal quarter). Though the Company’s desire is to receive or collect 100% of the participation interests in the sum of the principal amount of and accrued interest on all matured Bank Loans, the Company has established the loan loss provision on the assumption that it will receive in payment of its participation interests an amount equal to 93% (except for Bank Loans due or past-due in the Company’s first, second, and fourth fiscal quarter) or 94% (in the Company’s third fiscal quarter) of its participation interests in the sum of the principal amount of and accrued interest on all matured Bank Loans (or, in other words, 7% in the Company’s first, second or fourth fiscal quarter and in the Company’s third fiscal quarter, 6%) of its participation interests in all of the Bank Loans will be charged off). For this purpose, each renewal of a Bank Loan is treated as a continuation of the initial Bank Loan.

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

Management has established the following targets regarding each quarterly portfolio:

•	Receive or collect 89% (or 91% in the Company’s third fiscal quarter) of the total principal and interest by the end of the current quarter (i.e., by March 31 for the Bank Loans maturing between January 1 and March 31).

•	Receive or collect a cumulative 91% (or 93% in the Company’s third fiscal quarter) by 90 days out (i.e., by June 30 for the same quarterly portfolio).

•	Receive or collect a cumulative 93% (or 94% in the Company’s third fiscal quarter) by 180 days out (i.e., by September 30 for the same quarterly portfolio). The Company charges off its participation interests in Bank Loans when they become delinquent for 180 days.

The assumed higher rate of payment in the Company’s third fiscal quarter is a result of improved collections during the Company’s tax season, because of borrowers’ receipt of tax refunds.

Liquidity and Capital Resources

Cash Flows from Operating Activities

During the nine months ended March 31, 2002 and 2001, the Company had net cash provided by operating activities of $18.3 million and $32.4 million, respectively. The decrease in cash flows provided from operating activities in the nine months ended March 31, 2002 was primarily the result of the timing of remittances from Goleta, increased costs associated with the extension of the Company’s credit facilities from its bank lenders, and increased participation interests in outstanding Goleta loans .

Cash Flows from Investing Activities

During the nine months ended March 31, 2002 and 2001, the Company used $5.2 million and $9.5 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores and its corporate office. Capital expenditures for acquisitions were $1.2 million and $36.1 million, respectively, for the nine months ended March 31, 2002 and 2001, related to the eight stores acquired during the nine months ended March 31, 2002 and the 131 stores acquired during the nine months ended March 31, 2001. Since November 2001, the Company’s credit agreement with the bank lenders restricts the amount of cash used for capital expenditures related to new store construction, acquisitions and other capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended March 31, 2002, was $10.1 million. The Company decreased its net borrowings under its revolving line-of-credit facility from the bank lenders (as described below) by $1.6 million from June 30, 2001 due to the seasonality of the business within the month and week. Borrowings from the money order supplier decreased $4.2 million from June 30, 2001. Senior secured notes payable of $8.0 million decreased $4.0 million for the nine months ended March 31, 2002, as a result of the Company’s payment of the third annual installment of principal of $4.0 million in November 2001. The Company decreased its borrowings under its term-loan facility (formerly a reducing revolving facility) from the bank lenders (as described below) by $1.5 million since June 30, 2001. Acquisition-related notes payable to sellers increased by $0.5 million during the nine months ended March 31, 2002.

For the nine months ended March 31, 2002, the Company operated under an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of banks, led by Wells Fargo Bank Texas, National Association (the “Lenders”).

The Credit Agreement was amended twice during the nine months ended March 31, 2002; first on November 8, 2001, to extend the maturity of the credit facilities until December 31, 2001, and to revise certain other terms, and second on December 31, 2001, to extend the maturity of the credit facilities until April 30, 2002, and to revise certain other terms. The Credit Agreement was further amended as of April 30, 2002. The Company does not believe the borrowing limit nor the limit on future capital expenditures will adversely affect its operations during the extension period. See Note 8 of Notes to Interim Unaudited Consolidated Financial Statements, which more fully describes the terms of the amendment.

Until November 8, 2001, the two primary credit facilities available to the Company under the Credit Agreement were a revolving line-of-credit facility of $155 million and a reducing revolving facility of $55 million, both available until November 8, 2001. Borrowings under the revolving line-of-credit facility were available for working capital and general corporate purposes, and borrowings under the reducing revolving loan facility were available for store construction and relocation and other capital expenditures, including acquisitions, and refinancing other debt. In addition to the two primary credit facilities, the Company also had available under the Credit Agreement an additional 25-day revolving credit facility of up to $25 million from Wells Fargo Bank and certain of the other Lenders, and a standby letter-of-credit facility of up to $1.5 million from Wells Fargo Bank.

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

On November 8, 2001, the Company entered into an amendment to the Credit Agreement with the Lenders which was effective until December 31, 2001. That amendment:

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

That amendment did not change any of the other material terms of the Credit Agreement.

On December 31, 2001, the Company entered into another amendment to the Credit Agreement with the Lenders, which was effective through the rest of the nine-month period ended March 31, 2002. That amendment:

•	Extended the Company’s $155 million revolving line-of-credit facility and $55 million term-loan facility to April 30, 2002.

•	Converted the Company’s $25 million temporary revolving advance facility, which had been available for only 25 days during a 12-month period, to a “seasonal” revolving credit facility available to the Company on a daily basis from January 1 until March 31, 2002; the interest rate on this facility was the Prime Rate plus 3%.

•	Increased the interest rate on the revolving line-of-credit facility to a variable annual rate equal to, at the Company’s option, either the Prime Rate plus 3% or LIBOR plus 4%.

•	Increased the interest rate on the term-loan facility to a variable annual rate equal to, at the Company’s option, either the Prime Rate plus 3% or LIBOR plus 4%.

•	Required the Company to pay the Lenders $3.5 million of principal of the outstanding term loan on February 28, 2002, and an additional $1.65 million of principal of the outstanding term loan on March 31, 2002; each such payment of principal had to be accompanied by the payment of all accrued interest on the outstanding principal of the term loan.

•	Required the Company to pay the Lenders the net proceeds over $1 million of any sale of the Company’s assets outside of the ordinary course of business, to be applied to reduce the outstanding seasonal revolving credit loans or, if no such loans were outstanding, the outstanding term loan.

•	Included covenants that restricted the Company from making, or agreeing or committing to make, any acquisition of stores, from entering into any additional lease agreements or opening any new stores, from spending amounts to construct or finish out any new stores other than the stores that the Company had committed to lease or construct or finish out as of December 31, 2001, or from making capital expenditures in excess of $2 million (in addition to the permitted new-store finish-out expenditures), in each case on or before April 30, 2002 without the Lenders’ prior written consent.

•	Included the Company’s obligation to pay commitment fees for the revolving line-of-credit and term-loan facilities of $1.05 million on each of January 1 and March 1, 2002, and a commitment fee for the seasonal revolving credit facility of $250,000 on March 31, 2002.

•	Included the Company’s obligation to pay the Lenders an additional commitment fee equal to 0.5% per annum of the average daily unused portion of the revolving line-of-credit and seasonal revolving credit facilities.

•	Included the Company’s obligation to pay the Lenders a fee equal to 0.5% of all of the credit facilities available to the Company (i.e., $1.175 million) if the Company sells, or enters into a binding agreement to sell, all or substantially all of its outstanding stock or assets, including by any merger, consolidation, share exchange, or other reorganization, on or before the maturity date of the credit facilities (as it may be extended) or within 120 days thereafter.

That amendment did not change any of the other material terms of the Credit Agreement (as previously amended).

As of March 31, 2002, the Company had borrowed $108.2 million under its revolving line-of-credit facility and $51.5 million under its term-loan facility. The Prime Rate effective on March 31, 2002 was 4.75%, and the LIBOR rate effective on that date was 1.88%.

To reduce its risk of greater interest expense upon a rise in the Prime Rate or LIBOR, the Company entered into interest-rate swap agreements, which effectively convert a portion of its floating-rate interest obligations to fixed-rate interest obligations, as described in Notes 3 and 4 of Notes to Interim Unaudited Consolidated Financial Statements.

Because the Credit Agreement as amended on December 31, 2001 provided that the credit facilities expired on April 30, 2002, the Company entered into a further amendment to the Credit Agreement with the Lenders on April 30, 2002. See Note 8 of Notes to Interim Unaudited Consolidated Financial Statements.

The Company intends to continue to pursue its proposed private placement of senior secured debt securities, and anticipates that it will also pursue debt capital from other sources, with the objective to revise its existing bank indebtedness and credit facilities. If the Company is unable to obtain capital from one or more other sources to achieve its objective by October 31, 2002, it may be required to attempt to obtain a further renewal or extension of its credit facilities from the Lenders.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase from time to time of up to approximately $5 million of the Company’s common stock in the open market or in negotiated transactions. This stock repurchase program will remain in effect unless discontinued by the Board of Directors. Though no shares have been purchased during fiscal 2002, as of March 31, 2002, the Company had repurchased 211,400 shares at an average price of $12.81 per share.

Operating Trends

Seasonality

The Company’s business is seasonal to the extent of the impact of cashing tax refund checks and tax refund anticipation loan checks. The impact of these services is in the third and fourth quarters of the Company’s fiscal year.

Impact of Inflation

Management believes the Company’s results of operations are not dependent upon the levels of inflation.

Forward-Looking Statements

This Report contains, and from time to time the Company or certain of its representatives may make, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as “anticipate,” “expect,” “estimate,” “believe,” “intend,” “plan,” “should,” “would,” and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control and may not even be predictable. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to, many of the matters described in the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2001, this Report, and its other filings with the Securities and Exchange Commission: the Company’s relationships with Travelers Express and its affiliates, with Goleta National Bank, and with the Company’s secured lenders; governmental regulation of check-cashing, short-term consumer lending, and related financial services businesses; the results of litigation and regulatory proceedings regarding short-term consumer lending activities; theft and employee errors; the availability of suitable locations, acquisition opportunities, adequate financing, and experienced management employees to implement the Company’s growth strategy; the fragmentation of the check-cashing industry and competition from various other sources, such as banks, savings and loans, short-term consumer lenders, and other similar financial services entities, as well as retail businesses that offer products and services offered by the Company; the terms and performance of third-party products and services, offered at the Company’s locations; and customer demand and response to products and services offered by the Company. The Company does not assume, but expressly disclaims, any obligations to release publicly any updates or revisions to these forward-looking statements, whether because of future events, new information, a change in the Company’s views or expectations, or otherwise. The Company makes no prediction or statement about the performance of its Common Stock.

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

To reduce its risk of greater interest expense upon a rise in the prime rate or LIBOR, upon which the Company’s floating-rate interest obligations under its credit agreement are based, the Company entered into three interest-rate swap agreements with Bank of America and one interest-rate swap agreement with Wells Fargo Bank. Those agreements effectively converted a portion of the Company’s floating-rate interest obligations to fixed-rate interest obligations, as described in Note 3 to Interim Unaudited Consolidated Financial Statements above in this Report. As of March 31, 2002, only one of the interest-rate swaps remained in effect.

The fair value of the Company’s existing interest-rate swap was ($2.1) million as of March 31, 2002.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Eva J. Rowings v. Ace Cash Express, Inc.: On May 2, 2002, the court entered a preliminary order approving the proposed settlement and set the final “fairness” hearing regarding the settlement for August 28, 2002.

Wendy Betts, John Cardegna and Gary M. Kane v. Ace Cash Express, Inc. et al.: Oral arguments in the plaintiffs’ appeal of the trial court’s dismissal of this lawsuit are scheduled for May 22, 2002.

Eugene R. Clement and Neil Gillespie and State of Florida, Office of the Attorney General, Department of Legal Affairs v. Ace Cash Express, Inc. et al.: On April 25, 2002, plaintiff Gillespie filed a brief in support of his appeal of the trial court’s dismissal of three of his four claims. The Company expects to file its reply brief in late May or, if extensions are requested and granted, early June 2002. On March 27, 2002, the trial court announced its dismissal with prejudice of the complaint filed by the Attorney General of the State of Florida against one of the individual defendants, a former employee of the Company; the court has not yet entered the written order of dismissal, though it has refused to reconsider that dismissal. On May 6, 2002, the court announced its dismissal, without prejudice, of the complaint filed by the Attorney General of the State of Florida against the Company and one of the Company’s franchisees in Florida; the court has not yet entered the written order of dismissal, however. There have been no material developments regarding plaintiff Clement’s remaining claim.

Mayella Veasey et al. v. Ace Cash Express, Inc.: There have been no material developments in this lawsuit.

Jennafer Long v. Ace Cash Express, Inc.: On March 20, 2002, the court denied the motion to dismiss filed by the Company and Goleta National Bank (“Goleta”). On April 19, 2002, each of the Company and Goleta filed an answer to the plaintiff’s first amended complaint.

State of Colorado, ex rel. Ken Salazar, Attorney General for the State of Colorado, and Laura E. Udis, Administrator, Uniform Consumer Credit Code v. Ace Cash Express, Inc.:

On May 6, 2002, the Company signed a Consent Decree with the plaintiffs and the court to settle and terminate this lawsuit. Under the terms of that document:

•	The Company agreed to pay $1.3 million in refunds to borrowers who obtained loans made by Goleta (“Bank Loans”) at the Company’s stores in Colorado between January 1 and November 20, 2001, or who renewed an initial Bank Loan at the Company’s stores in Colorado more than once since July 1, 2000. The Company will pay the refunds by checks sent directly to the borrowers so that the refunds are paid by October 3, 2002. As authorized, the Company will obtain a release of claims from each borrower who cashes a refund check.

•	The Company agreed to cease offering Bank Loans at its stores in Colorado by July 1, 2002.

•	The Company’s license as a “supervised lender” under the Colorado Deferred Deposit Loan Act (the “DDLA”) is effective as of November 20, 2001, thereby permitting the Company to offer deferred-deposit credit transactions or loans, in compliance with the DDLA and the Colorado Uniform Consumer Credit Code (the “Colorado UCCC”), to customers at its stores in Colorado.

In the settlement, the Company did not admit that it was required to be licensed under the DDLA to serve as Goleta’s agent in Colorado, that the DDLA or the Colorado UCCC applied to any Bank Loans at the Company’s stores in Colorado or to the Company’s activities as agent in connection with those Bank Loans, or that its activities violated any of the requirements of the DDLA or the Colorado UCCC. The Company continues to believe that federal law preempts the application of the DDLA and the Colorado UCCC to the Bank Loans in Colorado and the Company’s activities as Goleta’s agent in connection with those Bank Loans.

The Company believes that it can effect a transition from the Bank Loans to the Company’s deferred-deposit credit or loan product in its Colorado stores by July 1, 2002, as agreed.

Vonnie T. Hudson v. Ace Cash Express, Inc. et al.: On December 5, 2001, the plaintiff filed a motion for class certification, and the defendants have until May 29, 2002 to file an opposition to that motion. The motion to dismiss filed by the Company, Goleta, and the individual defendants also remains pending before the court.

Rufus Patricia Brown v. Ace Cash Express, Inc. et al.: The parties are now conducting discovery in this lawsuit.

Beverly Purdie v. Ace Cash Express, Inc. et al.: On January 18, 2002, the Company and Goleta filed their brief in support of their motion to dismiss the plaintiff’s second amended complaint, which remains pending before the court.

Notice from Ohio Department of Commerce: On February 12, 2002, Financial Services Centers of America, Inc., the largest trade association for the payday-loan industry, filed a “friend-of-the-court” brief in favor of the Company and Goleta. Goleta’s motion for a preliminary injunction to prevent the Superintendent of Financial Institutions of the Ohio Department of Commerce from proceeding with the state administrative action against the Company and the Superintendent’s motion to dismiss Goleta’s complaint are pending before the court.

North Carolina Lawsuits: In the lawsuit filed by Goleta and the Company against the State of North Carolina’s Attorney General, Roy Cooper, and its Commissioner of Banks, Hal Lingerfelt (collectively, the “State”), the State answered the complaint on February 25, 2002 and filed an amended answer on March 11, 2002. On March 12, 2002, the State filed a motion to dismiss the complaint or for judgment on the pleadings, and on April 23, 2002, Goleta and the Company filed an opposition to this motion. On April 26, 2002, Goleta and the Company filed a motion for judgment on the pleadings.

In the lawsuit filed by the State against the Company, the State filed a motion to remand the lawsuit to state court, and on April 16, 2002, the Company filed an opposition to this motion.

Ace Cash Express, Inc. v. Valley Check Cashiers, Inc., Jeffrey D. Silverman, and Morris Silverman: The parties are conducting discovery in this lawsuit.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Amendment to Credit Facilities

On April 30, 2002, the Company amended its existing Amended and Restated Credit Agreement with a syndicate of bank lenders led by Wells Fargo Bank Texas, National Association, as agent. See Note 8 of Notes to Interim Unaudited Consolidated Financial Statements for a description of that amendment.

Relationship with Independent Public Accountants

Arthur Andersen LLP has served as the Company’s independent public accountants and auditors for over ten years. Because of concerns raised by the claims and charges against Andersen related to its services to Enron Corporation, members of the audit committee of the Company’s Board of Directors and the Company’s senior management have had discussions with representatives of Andersen about that firm’s ability to conduct a review of the Company’s interim financial statements for this Report and to conduct an audit of the Company’s annual financial statements for the current fiscal year, ending June 30, 2002. Based on those discussions, the Company engaged Andersen to conduct the review of the interim consolidated financial statements in this Report. Uncertainty about Andersen’s ability to perform auditing services in the future, however, has prompted the Company’s senior management officer to interview other potential independent accounting firms to perform those services, and the audit committee intends to meet in mid-May 2002 to review proposals to potentially engage another independent accounting firm for the audit of the Company’s annual financial statements for its current fiscal year.

Relationship with Goleta

In March 2002, the Company became aware that the Office of the Comptroller of the Currency (the “OCC”) has recently expressed strong reservations about the contractual relationship between Goleta National Bank (“Goleta”) and the Company under which short-term loans made by Goleta are offered at the Company's locations. The OCC has indicated that the relationship subjects Goleta to certain strategic, reputational, compliance, and transaction risks. Those risks include Goleta’s reliance on the Company’s automated processes, the difficulty of Goleta’s monitoring transaction volume because of the geographic expanse and the number of the Company’s stores, the difficulty of Goleta’s managing an adequate system to ensure compliance with consumer-protection laws, the adverse publicity to Goleta arising from the lawsuits regarding the short-term loan program, and the potential risk of loss from such lawsuits.

Representatives of Goleta and the Company have had discussions between themselves and with representatives of the OCC regarding the particular concerns of the OCC and the actions that might be taken to address those concerns. The Company believes that some significant modifications of the current policies and procedures regarding the short-term loans and the Company’s relationship with Goleta may be required to address those concerns. The discussions with the OCC have not yet resulted in the determination of any particular modifications, however. Until Goleta and the Company determine, through further discussions with the OCC, what modifications will be required to satisfy the OCC’s concerns, the Company cannot state whether the modifications might be material to the Company’s loan-related business and revenues. The OCC possesses extensive regulatory authority in determining how or if the Goleta loan product will continue.

In addition, as a result of changes in state laws, the Company discontinued offering the Goleta loan product at its stores in Louisiana effective May 1, 2002 and will discontinue offering the Goleta loan product at its stores in Maryland effective June 1, 2002. In Louisiana, the Company is now offering deferred deposit loans under the Louisiana Deferred Presentment and Small Loan Act. The Company does not believe that it will be able to offer any loan product in Maryland under amended Maryland law.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Exhibit

10.1	Separation Agreement dated as of February 28, 2002, between the Company and R. Edward McCarty.
10.2	Consulting Agreement dated as of February 28, 2002, between the Company and R. Edward McCarty.
10.3	Fourth Amendment to Amended and Restated Credit Agreement dated April 30, 2002, by and among the Company, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein, with the Schedules and the Exhibits thereto.

(b)	Reports on form 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE CASH EXPRESS, INC.

May 15, 2002	By:	/s/ JOE W. CONNER Joe W. Conner Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and chief accounting officer)

Index to Exhibits

Exhibit Number	Description

10.1	Separation Agreement dated as of February 28, 2002, between the Company and R. Edward McCarty.
10.2	Consulting Agreement dated as of February 28, 2002, between the Company and R. Edward McCarty.
10.3	Fourth Amendment to Amended and Restated Credit Agreement dated April 30, 2002, by and among the Company, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein, with the Schedules and the Exhibits thereto.