Form 10-K
period 2002-06-30
ACE CASH EXPRESS INC/TX
filed 2002-09-30
CIK 849116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-20774

ACE CASH EXPRESS, INC.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-2142963 (IRS Employer Identification No.)

1231 Greenway Drive, Suite 600 Irving, Texas (Address of principal executive offices)	75038 (Zip Code)

(Registrant’s telephone number, including area code) (972) 550-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

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

Yes  X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

As of September 19, 2002, 10,180,588 shares of Common Stock were outstanding. As of such date the aggregate market value of voting stock (based upon the last reported sales price in The Nasdaq Stock Market) held by nonaffiliates of the registrant was approximately $62,364,204.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1. BUSINESS

General

Ace Cash Express, Inc. (“ACE” or the “Company”) is a significant provider of retail financial services in the United States. The Company is also the largest owner, operator, and franchiser of check-cashing stores in the United States. As of August 31, 2002, the Company had a total network of 1,189 stores in 35 states and the District of Columbia, consisting of 1,002 company-owned stores and 187 franchised stores. The Company’s general objective is to provide a full range of retail financial services and transaction processing in its markets. Additionally, it is the Company’s objective to develop and maintain the largest network of stores in each of the markets where the Company operates. The Company’s growth strategy is to integrate acquisitions, new store openings, and franchising in new and existing markets and to develop new products for introduction into the existing store base.

ACE stores offer check-cashing services and other retail financial services at competitive rates in clean, convenient settings. Services include cashing payroll checks, government checks, and insurance drafts; selling money orders; providing money transfer services using the MoneyGram network; and offering small, short-term consumer loans, including (in most locations) loans made by Goleta National Bank. Many company-owned stores also offer bill-payment services, lottery and lotto tickets, and other retail financial and transaction processing services.

Industry Overview

The primary industry in which ACE operates is check-cashing. Industry sources indicate that there are approximately 8,000 check-cashing stores nationally. Though there is limited public information available, the Company believes that there are four other check-cashing companies operating or franchising over 100 stores and five companies that operate or franchise between 50 and 100 locations, with the remaining companies operating fewer than 50 stores, in the United States.

The Company believes that it and other check-cashing companies offer services that banks do not provide and operate at locations and during hours that are more convenient than those traditionally offered by banks. Unlike many banks, check-cashing stores are willing to assume the risk that checks they cash will “bounce.” For instance, it is not unusual for a bank to refuse to cash a check for a customer who does not maintain a deposit account with the bank and to require its depositors to maintain sufficient funds in an account to cover a check to be cashed or wait several days for the check to clear. As a result, the Company believes check-cashing stores provide an attractive alternative to customers without bank accounts or with relatively small account balances. Although these customers might save money by depositing their checks in a bank and waiting for them to clear, many prefer paying a fee to take advantage of the convenience and availability of immediate cash offered by check-cashing stores.

The core business of check-cashing stores is generally cashing checks for a fee. These fees are intended to provide the check casher with a profit after covering operating expenses, including any interest expense incurred by the check casher on the funds advanced to customers between the time checks are cashed and the time the checks clear through the banking system. The risk a check-cashing store assumes upon cashing a check is that the check will be uncollected because of insufficient funds, stop payment orders, or fraud. In order to minimize this risk and the losses associated with uncollected checks, many check-cashing stores cash only payroll or government entitlement checks, charge higher fees, or have stricter approval procedures for cashing personal checks. ACE does not promote the cashing of personal checks in its stores. For the fiscal year ended June 30, 2002, less than 1% of the checks cashed by the Company were one-party personal checks.

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

Growth Strategy

ACE’s growth strategy consists principally of combining acquisitions and new store openings with the objective of having the largest number of retail financial services locations in each of its markets and developing new products for introduction into the existing store base. ACE defines its target markets as cities of 100,000 or more. The Company has expanded from

544 company-owned stores in 19 states as of June 30, 1996, to a network of 1,187 company-owned and franchised stores in 35 states as of June 30, 2002. In fiscal 2002, the Company opened 39 newly-constructed stores, acquired 8 stores, franchised 22 stores, and closed 32 company-owned stores. The Company currently anticipates that it will construct and open 20 company-owned stores, primarily in existing markets, during the fiscal year ending June 30, 2003. The Company’s growth strategy depends upon the availability of adequate financing, as well as suitable locations, acquisition opportunities, and experienced management employees, and is subject to the risk that any of these conditions may not be met. The Company’s growth in owned stores in fiscal 2002 was, and growth in owned stores in fiscal 2003 is expected to be, smaller than the Company’s historical growth primarily because of limitations on capital expenditures imposed by the Company’s existing bank credit agreement. The Company intends to continue to pursue additional sources of capital for growth and intends to focus on expanding the Company’s franchise network, which requires a minimal amount of capital.

The following table illustrates the development of company-owned stores since June 30, 1996 by showing the number of stores open in each market area at the end of each of the indicated periods:

	Company-owned stores

	June 30,

Market Area	2002	2001	2000	1999	1998	1997	1996

Texas:
Dallas/Fort Worth/East Texas	120	120	129	122	117	114	112
Houston/Corpus Christi	132	128	112	83	76	74	72
San Antonio/Austin/El Paso	77	78	68	59	51	42	28
Florida:
Jacksonville/Orlando/Palm Beach/Tampa	91	91	90	73	60	46	38
California:
Los Angeles/Van Nuys/San Bernadino/ Sacramento/San Francisco/Fresno/ Oakland	88	90	30	16	9	—	—
Maryland/Washington, D.C./Virginia:
Baltimore/Washington, D.C./ Northern VA/Norfolk/Virginia Beach	84	85	93	81	77	72	74
Arizona:
Phoenix/Tucson/Nogales/Douglas	72	75	73	69	59	58	46
Colorado:
Denver/Colorado Springs/Pueblo	56	53	52	51	45	44	41
Georgia:
Atlanta/Albany/Augusta/Macon/ Savannah	50	50	54	52	50	47	47
North & South Carolina:
Charlotte/Charleston/Columbia/ Greenville/Spartanburg/Orangeburg	29	29	34	29	17	16	16
Louisiana:
New Orleans/Baton Rouge/Shreveport	27	25	25	25	25	25	19
Indiana:
Indianapolis	25	25	25	23	14	9	4
Ohio:
Cleveland, Youngstown	24	18	11	10	10	10	8
Oklahoma:
Oklahoma City, Tulsa	23	23	12	14	13	13	12
Tennessee:
Memphis/Nashville	18	19	26	22	18	15	5
Pennsylvania:
Pittsburgh	16	9	3	—	—	—	—
Nevada:
Las Vegas	14	14	14	11	4	—	—
Washington:
Seattle/Tacoma/Everette	13	13	14	12	10	8	6
Missouri:
St. Louis	11	11	11	10	6	6	3
New Mexico:
Albuquerque	10	10	8	8	7	7	7
Arkansas:
Little Rock	8	8	8	7	7	6	6
Oregon:
Portland	8	7	9	8	5	5	—
Kansas:
Wichita	4	4	4	3	2	—	—
Alabama:
Birmingham/Homewood	3	3	3	4	1	—	—
Utah:
Salt Lake City/Layton/Ogden	—	—	5	3	—	—	—
Kentucky:
Paducah /Murray	—	—	2	3	—	—	—

Total	1,003	988	915	798	683	617	544

Acquisitions. During fiscal 2002, the Company acquired 8 stores in four separate transactions. The Company believes its experience with acquisitions permits it to successfully integrate additional acquisitions. Of the 1,003 ACE company-owned stores in operation as of June 30, 2002, 403, or 40%, have been acquired stores. The Company does not have any current plan or expectation as to the number of stores that it may acquire during the fiscal year ending June 30, 2003. The Company intends to continue searching for strategic opportunities in both existing and new markets, subject to the availability of capital.

Self-service machines. The Company has developed self-service machines which are able to cash checks, sell prepaid long-distance telephone cards, sell money orders, and process third-party bill payments. The Company placed 100 of the self-service machines in H&R Block locations during the 2002 tax season (i.e., January through March). Those machines only cashed tax-refund checks issued by one bank to customers of H&R Block. The Company currently has 22 machines in company-owned locations and 150 machines available for deployment at H&R Block locations during the 2003 tax season.

Franchise Operations

With the acquisition of Check Express, Inc. and its wholly-owned franchising subsidiaries in February 1996, the Company became one of the largest franchisers of check-cashing stores in the United States. ACE franchises are marketed through an employee sales force, supplemented by advertising in newspapers, trade journals, and other media. As of June 30, 2002 and 2001, there were 184 and 175 company-franchised stores open and operating, respectively, in 29 states, as follows:

	Number of Stores as of June 30,

	2002	2001

Texas	56	55
Ohio	16	14
Florida	14	13
Louisiana	12	12
California	11	12
Oklahoma	11	9
South Carolina	8	8
North Carolina	7	7
Tennessee	7	7
Georgia	6	7
Oregon	4	4
Colorado	4	3
Kansas	4	1
Missouri	3	3
Arizona	3	2
Indiana	2	2
Kentucky	2	2
Minnesota	2	2
Idaho	2	1
Connecticut	—	2
Other states	10	9

Total	184	175

The Company intends to continue its expansion through the sale of new franchises and the opening of additional units under existing franchise agreements. The Company is actively marketing several types of ACE franchises depending on the style of business being conducted. These include a standard store franchise, a store-within-a-store (or “kiosk”) franchise, a small market franchise for market areas under 15,000 in population, and a conversion franchise that permits an existing check-cashing business to convert to an ACE franchisee. The Company opened 22 franchised stores, acquired eight former franchised stores, transferred one franchised store, and closed four franchised stores during fiscal 2002. The majority of franchised stores operate under the “ACE” name, by license from the Company.

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

The following table reflects the major categories of services that ACE currently offers and the revenues (in thousands) from these services for the indicated fiscal years:

	Year Ended June 30,

Revenue Category	2002	2001	2000	1999	1998

Check cashing fees	$118,907	$105,479	$89,641	$78,839	$68,987
Loan fees and interest	74,197	54,771	17,872	14,257	10,137
Bill payment services	10,156	10,376	9,447	8,394	4,146
Money transfer services	10,998	10,270	8,944	7,951	6,082
Money order fees	7,554	7,245	7,032	5,332	2,879
Franchise revenues	2,199	2,257	2,537	2,117	1,665
Other fees	5,255	6,377	5,163	5,424	6,298

Total revenue	$229,266	$196,775	$140,636	$122,314	$100,194

Check cashing. ACE’s primary business is cashing checks for a fee. The principal type of check the Company cashes is a payroll check. The Company also cashes government assistance, tax refund, and insurance checks or drafts. Subject to market conditions at different locations, the Company’s check-cashing fees for payroll checks approximate 2.2% of the face amount of the check. The Company imposes a surcharge for cashing out-of-state checks, handwritten checks, money orders, tax refund checks, and insurance checks or drafts. Unlike many of its competitors, the Company displays its check-cashing fees in full view of its customers on a “menu board” in each store and provides a detailed receipt for each transaction. Although the Company has established guidelines for approving check-cashing transactions, it has no preset limit on the size of the checks it will cash. In fiscal year 2002, approximately 3.2% of the check cashing fees were derived from SSM’s located in the Company’s stores or in H&R Block offices.

If a check cashed by the Company is not paid for any reason, the Company accounts for the amount of the check as a loss in the period in which it is returned. ACE then transfers the check to its collection department, which contacts the maker and payee of each returned check and, if necessary, commences legal action. The collection department utilizes an automated tracking system on the Company’s proprietary information system to monitor the status of all returned items. See “Selected Financial Data — Collections Data.”

Loan services. The Company is engaged in the small consumer loan business because the Company believes that many consumers may have limited access to other sources of consumer credit. Historically, the Company offered “payday loans,” a check-based service, at its locations to the extent permitted by applicable state law; however, state law did not permit the Company to offer payday loans at many of its locations. Though the Company continued to offer payday loans at a few of its locations, since May 2000 it has offered the short-term loans made by Goleta National Bank (“Bank Loans”) at almost all of its locations. Offering the Bank Loans has enabled the Company to offer its customers a single or standard loan product at almost all of its locations in all states and the District of Columbia. As a result of recent changes in state laws and regulations and in state-regulatory approaches, in the fourth quarter of fiscal 2002, the Company ceased to offer Bank Loans at its locations in Colorado, Louisiana, Maryland, and Missouri. To the extent permissible, the Company has begun to offer short-term or payday loans which are in compliance with the states’ new laws and regulations. As of June 30, 2002, ACE was a licensed provider of state regulated loans in Colorado, Louisiana, Missouri and South Carolina, and since June 30, 2002, has become a licensed provider in Oklahoma. The Company plans to become a licensed provider of state-regulated loan products in Arizona, Indiana, and Virginia. The Company anticipates that regulatory issues or constraints will also prompt the Company to convert its loan service offering from the Bank Loans to state-regulated loans in certain other states.

The Bank Loans are made by Goleta National Bank (“Goleta”), a national bank located in California. The Bank Loan process at a Company-owned store consists of the following:

1.	A customer completes a loan application to Goleta.

2.	The customer’s information from the application is entered into the Company’s point-of-sale system and transmitted electronically to Goleta.

3.	Applying its credit criteria, Goleta makes a decision in California whether to approve or deny the application for a Bank Loan.

4.	If the application is approved, the borrower completes and signs Bank Loan documents, which are made available by Goleta to the borrower electronically through the Company’s point-of-sale system, in favor of Goleta.

5.	Goleta opens a bank account for the borrower at Goleta in California and places the borrowed funds into that account.

6.	Goleta activates a debit card and issues a corresponding personal identification number (“PIN”), through which the borrower has access to the funds in his or her bank account, and the Company delivers the card and the PIN to the borrower.

7.	The borrower can then withdraw the proceeds of the Bank Loan from his or her bank account by using the debit card and the PIN at any Company-owned store or at various other retail stores or ATM locations.

The Bank Loan process at a Company-owned store is typically completed in 15 to 20 minutes. A Bank Loan may be repaid at any Company-owned store, and the Company will deposit the payment in an account for Goleta. A Bank Loan may also be repaid by Goleta’s debiting the borrower’s checking account through an Automated Clearing House (ACH) transaction, as authorized by the borrower. During the fiscal year ended June 30, 2002, the average principal amount of a Bank Loan was approximately $269. As of June 30, 2002, Bank Loans were offered in 848 of the Company’s owned stores.

Where the Bank Loans are not offered, and where legally permitted, the Company offers small, short-term loans, which are commonly referred to as “payday loans,” at its locations. The Company’s payday loan service or product consists of providing a customer cash in exchange for the customer’s check or an ACH authorization to debit the customer’s bank account, along with an agreement to defer the presentment or deposit of that check or the initiation of that ACH debit on the customer’s account, as the case may be, for a period of 14 to 30 days. The amount of the customer’s check or ACH authorization is the amount of the cash provided to the customer plus a fee to the Company. The term of the deferral of the check presentment or ACH debit is typically two to four weeks. Because payday loans are authorized by statute or rule in the states in which they may be offered, they are subject to extensive regulation. But the scope of that regulation, including the terms on which payday loans may be made, by the states is not, and has not been, consistent. Almost all of the states establish allowable fees and other charges to consumers for these payday loans. In addition, many of the states regulate the maximum amount, maturity, and renewal or extension of these payday loans. To comply with the laws and regulations of the states in which the Company’s payday loans are offered, the terms of those payday loans must vary somewhat from state to state. As required, ACE is or has been licensed as a provider of payday loans under the laws and regulations of the states in which that service or product is offered. As of June 30, 2002, the Company offered state-regulated loans in 105 of its owned stores.

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

Money transfer services. ACE is an agent for the transmission and receipt of wire transfers through the MoneyGram network. Through this network, ACE customers can transfer funds electronically to any of approximately 20,000 MoneyGram locations nationwide (including other ACE stores) and over 55,000 agent locations worldwide. MoneyGram Payment Systems, Inc. establishes the fees for this service, and the Company is paid a percentage of the fees it collects from customers as a commission and remits the balance to MoneyGram Payment Systems, Inc.

Money orders. The Company sells money orders issued by Travelers Express in denominations up to $1,000. These money orders are generally used by the Company’s customers for bill payments, rent payments, and other general disbursements. The Company sold 11.6 million money orders during the fiscal 2002. The fees charged for money orders depend on local market conditions and the size of the money order. The Company remits the face amount of each money order sold to Travelers Express. ACE’s money order revenues include that portion of the fees retained by the Company.

Franchise revenues. The Company’s franchise revenues consist of royalties and initial and optional franchise fees. There were 184 company-franchised stores in operation as of June 30, 2002, compared to 175 as of June 30, 2001.

Other services and products. In many company-owned stores, ACE also offers a variety of other retail financial products and services to its customers, including lottery and lotto ticket sales, prepaid debit/credit cards, public transportation passes, copying and fax transmission services, postage stamps, prepaid local telephone time, and prepaid long-distance telephone cards.

Self-service machines. The Company has developed self-service machines which are able to cash checks, sell prepaid long-distance telephone cards, sell money orders, and process third-party bill payments. The Company currently has 22 machines in company-owned locations and 150 machines available for deployment at H&R Block locations during the 2003 tax season (i.e., January through March). These machines use the Company’s proprietary software that, among other things, reads checks and analyzes customer and check-issuer history, thereby enabling the Company to assess credit risk before cashing a check. The Company leases the machine hardware from Diebold, Incorporated, a manufacturer of self-service banking products and ATMs. Each of the Company’s self-service machines is connected with the Company’s point-of-sale computer system.

The Company entered into an agreement with H&R Block under which the company placed 100 machines in H&R Block locations during the 2002 tax season. Those machines were available only to cash tax-refund checks issued to customers of H&R Block. The Company obtained the cash that constituted the inventory for those 100 machines through a separate agreement with a bank. The agreement with H&R Block also anticipates the Company’s placing up to 250 of its machines at H&R Block Locations during the 2003 tax season. Implementation of this agreement, however, will require the Company to obtain an operating lease for the self-service machine hardware and capital to constitute inventory for those machines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — SSM Funding.”

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

Normal business hours of the company-owned stores are from 9:00 a.m. until 7:00 p.m., Monday through Thursday, 9:00 a.m. until 8:00 p.m. on Friday, and 9:00 a.m. until 6:00 p.m. on Saturday. Currently, 183 stores are also open on Sunday, generally from 10:00 a.m. until 5:00 p.m., and several stores are open 24 hours. The business hours of any store may be changed due to local market conditions.

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

The following tables show the average annual store revenues and the average store contribution for company-owned stores which were opened in the year indicated and remain open as of June 30, 2002:

		Average Store Revenues
		Year Ended June 30,
	Number of	(in thousands)
	stores open at
Year Opened:	June 30, 2002	2002	2001	2000	1999	1998

1993 and earlier	196	$279.0	$244.7	$204.9	$192.3	$171.3
1994	34	279.1	240.7	180.3	169.9	149.0
1995	33	241.8	209.6	167.3	158.7	128.0
1996	25	266.9	246.1	194.4	173.8	146.1
1997	37	236.9	203.5	157.7	142.0	105.5
1998	53	220.2	184.9	129.0	97.1	26.9
1999	67	197.8	161.7	91.6	30.3	—
2000	68	173.5	121.0	25.5	—	—
2001	47	136.5	32.4	—	—	—
2002	40	34.8	—	—	—	—

	600
Acquired stores	403

	1,003

		Average Store Contribution (1)
		Year Ended June 30,
	Number of	(in thousands)
	Stores open at
Year Opened:	June 30, 2002	2002	2001	2000	1999	1998

1993 and earlier	196	$119.4	$82.3	$91.6	$84.2	$69.8
1994	34	119.0	78.3	71.5	62.2	47.9
1995	33	89.1	56.9	54.2	47.1	26.3
1996	25	110.4	91.1	82.0	61.7	42.6
1997	37	84.9	52.8	39.9	31.4	2.2
1998	53	75.3	40.5	25.6	(1.0)	(12.5)
1999	67	56.2	14.8	(12.7)	(15.8)	—
2000	68	39.3	(12.1)	(12.9)	—	—
2001	47	4.0	(23.7)	—	—	—
2002	40	(22.7)	—	—	—	—

	600
Acquired stores	403

	1,003

(1)	“Average store contribution” equals revenues less direct store expenses and store-related depreciation and amortization. Direct store expenses consist of store salaries and benefits, occupancy costs (rent, maintenance, taxes and utilities), returned checks net of collections, cash shortages, armored and security costs, loan losses, and bank charges. Direct store expenses exclude region or corporate overhead, depreciation, and amortization expenses.

The capital cost of opening a new store varies depending on the size and type of store. During fiscal 2002, the Company opened 39 company-owned stores at an average capital cost of approximately $55,000 per store.

During fiscal 2002, the Company had 76 self-service machines in company-owned stores. The Company placed 100 self-service machines at H&R Block retail offices during the 2002 tax season During fiscal year 2002, the Company’s machines (located in Company stores or in H&R Block offices) cashed 214,000 checks with a face value of $185 million, which generated net check-cashing fees to the Company of $3.8 million (3.2% of the Company’s total check-cashing fees). The majority of the checks cashed were tax checks in H&R Block offices. After the end of fiscal 2002, the Company moved approximately 50 self-service machines from company-owned stores to H&R Block offices for use during the 2003 tax season.

There can be no assurance that the Company’s stores will continue to generate the same level of revenues or revenue growth as in the past or that any new or acquired store will perform at a level comparable to any of the Company’s existing stores. There also can be no assurance that the Company’s self-service machines will continue to generate the same level of revenues as in the past or that the machines can be successfully deployed at H&R Block offices during the 2003 tax season.

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

Supervision and Training

The Company’s operations are organized in “regions,” which generally correspond to the market areas in which ACE operates its stores. Each region has a regional vice president (“RVP”), who reports to one of two division vice presidents of operations and is responsible for the operations, administration, training, and supervision of the company-owned stores in his or her region. The Company currently has 11 RVP’s who supervise an average of 91 stores each. The Company currently has 73 district managers, each of whom reports to the RVP for his or her region and is directly responsible for the general management of up to 25 stores within his or her territory. These district managers are responsible for hiring, scheduling, operations, marketing, and employee relations. Each center manager reports to a district manager, and has direct responsibility over his or her store’s operations.

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

Point-of-Sale System

ACE has developed and implemented a proprietary personal computer based point-of-sale system, which has been fully operational in all company-owned stores since 1991. This point-of-sale system is also used in the Company’s self-service machines for cashing checks. In addition to other management information and control functions, ACE’s point-of-sale system allows the Company to:

1.	capture, analyze, and update on a daily basis data relating to customers and transactions, including the makers of checks cashed, which allows the Company to provide service associates with on-demand access to current information for use in approving check-cashing transactions;

2.	utilize an automated decision methodology to guide service associates to take appropriate actions and to better manage risk in check-cashing transactions;

3.	monitor daily revenues by product or service on a company, regional, per store, and per employee basis;

4.	monitor and manage daily store exception reports, which record, for example, any cash shortages and late store opening times;

5.	identify cash differences between bank statements and the Company’s records (such as differences resulting from missing items and deposits);

6.	determine, on a daily basis, the amount of cash needed at each store location, allowing centralized cash management personnel to maintain the optimum amount of cash inventory in each store;

7.	reduce the risk of transaction errors by, for example, automatically calculating check-cashing and other transaction fees;

8.	provide products and services in a standardized and efficient manner, which the Company believes allows it to operate its stores with fewer personnel than many of its competitors (with many of the Company’s stores being operated by only one person);

9.	electronically transmit information and documents to third-party providers of services or products offered at the stores; and

10.	facilitate compliance with regulatory requirements.

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

Since ACE’s business requires its stores to maintain a significant supply of cash, the Company is subject to the risk of cash shortages resulting from employee and non-employee theft and employee errors. Although the Company has implemented various programs to reduce these risks and provide security for its facilities and employees, there can be no assurance that these problems will be eliminated. During 2002 and 2001, cash shortages from employee errors and from theft were approximately $2.1 million (0.9% of revenues) and $2.9 million (1.5% of revenues), respectively.

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

Employees

At June 30, 2002, ACE employed 2,336 persons: 980 service associates at company-owned stores, 995 center or store managers, 75 district managers, 11 regional vice presidents, 35 region support personnel, 231 corporate employees and 9 franchise personnel. Third-party firms hired by the Company conduct background checks of all Company new hires.

The Company considers its employee relations to be good. ACE’s employees are not covered by a collective bargaining agreement, and the Company has never experienced any organized work stoppage, strike, or labor dispute. Generally, the Company’s employees are not bonded.

Competition

The Company believes that the principal competitive factors in the check-cashing industry are location, customer service, fees, convenience, and range of services offered. The Company faces intense competition and believes that the check-cashing market is becoming more competitive as the industry matures and consolidates. The Company competes with other check-cashing stores, grocery stores, banks, savings and loans, short-term consumer lenders, other financial services entities, and any retail businesses that cash checks, sell money orders, provide money transfer services, or other similar financial services. Certain competitors of the Company, other than check-cashing stores, cash checks without charging a fee under limited circumstances. Some of the Company’s competitors that are not check-cashing companies have larger and more established customer bases and substantially greater financial, marketing, and other resources. The Company’s stores have also recently been facing competition from automated check-cashing machines, sometimes referred to as CCM’s (check-cashing machines) or SSM’s (self-service machines), deployed in supermarkets, convenience stores, and other public venues by large financial services organizations. There is no assurance that the Company will be able to compete successfully with its competitors.

Trademarks and Patents

The Company has obtained several federal trademark registrations, including for “A-C-E America’s Cash Express®”, “ACE®” and its logo design

On May 9, 2002 and June 19, 2002. the Company applied to the U.S. Patent and Trademark Office for two process patents related to its software used in the self-service business and those patent applications are pending.

Regulation

General. The Company is subject to regulation in several jurisdictions in which it operates, including jurisdictions that regulate check-cashing fees or require the registration of check cashing companies or money transmission agents. The Company is also subject to federal and state regulation relating to the recording and reporting of certain financial transactions and relating to the privacy of customer information. Further, the Company’s loan-related activities are subject to federal regulation and, in certain states, to state regulation.

State Regulations. The Company operates in 17 states that have licensing and/or fee regulations regarding check cashing: Arkansas, Arizona, California, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Washington, and the District of Columbia. The Company is licensed in each of the states in which a license is currently required for it to operate as a check cashing company. To the extent these states have adopted ceilings on check cashing fees, those ceilings are in excess of or equal to the fees charged by the Company.

In some jurisdictions, check-cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements. In addition, in those jurisdictions in which the Company operates or has operated as a “payday” or other short-term consumer lender, it is or has been licensed as such and is or has been subject to the regulations governing the terms of payday or other short-term consumer loans. Though the Company has obtained or maintained a small-loan or other specialized lender’s license in certain states in which Bank Loans are or have been offered, the Company believes that its activities related to the Bank are generally not subject to state regulation; the Company believes that the Bank Loans are subject primarily to federal regulation applicable to Goleta as a lending national bank. See “Legal Proceedings.”

Federal Regulations. Under the Bank Secrecy Act regulations of the United States Department of the Treasury (the “Treasury Department”), transactions involving currency in an amount greater than $10,000 or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000 must be reported. In general, every financial institution, including the Company, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through or to the financial institution, that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any person and result in either cash in or cash out totaling more than $10,000 during any one business day. Management believes that the Company’s point-of-sale system and employee-training programs permit the Company to comply with these requirements.

The Money Laundering Suppression Act of 1994 added a section to the Bank Secrecy Act requiring the registration of “money services businesses,” like the Company, that engage in check cashing, currency exchange, money transmission, or the issuance or redemption of money orders, traveler’s checks, and similar instruments. This registration is intended to enable governmental authorities to better enforce laws prohibiting money laundering and other illegal activities. The Company registered as a money services business with the Treasury Department, by filing with the Financial Crimes Enforcement Network of the Treasury Department (“FinCEN”), by December 31, 2001, and must re-register at least every two years thereafter. The Company, as a money services business, must also maintain a list of names and addresses of, and other information about, its agents and must make that list available to any requesting law enforcement agency (through FinCEN). That agent list must be updated at least annually. The Company does not believe that compliance with the these existing requirements has had or will have any material impact on its operations.

In addition, federal regulations require money services businesses like the Company to report suspicious transactions involving at least $2,000 to FinCEN. The regulations generally describe three classes of reportable suspicious transactions — one or more related transactions that the money services business knows, suspects, or has reason to suspect (1) involve funds derived from illegal activity or are intended to hide or disguise such funds, (2) are designed to evade the requirements of the Bank Secrecy Act, or (3) appear to serve no business or lawful purpose. Because of the Company’s point-of-sale system and employee-training programs, the Company does not believe that compliance with the existing reporting requirement has had or will have any material impact on its operations. The federal regulatory authorities, however, are in the process of adopting additional regulations to implement specific provisions of this Act (e.g., procedures regarding the identity of persons opening accounts and corresponding recordkeeping), and the Company cannot estimate the impact of any of those additional regulations.

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

The USA PATRIOT Act of 2001 and its implementing federal regulations require the Company, as a “financial institution,” to establish and maintain an anti-money-laundering program. Such a program must include (1) internal policies, procedures, and controls designed to identify and report money laundering, (2) a designated compliance officer, (3) an ongoing employee-training program, and (4) an independent audit function to test the program. Because of its compliance with other federal regulations having essentially a similar purpose, the Company does not believe that compliance with these requirements has had or will have any material impact on its operations.

Bank Loans. As a national bank, Goleta is subject to regulation, supervision, and regular examination by various federal regulatory authorities, including the Office of the Comptroller of the Currency (the “OCC”). Because of the Company’s contractual relationships with Goleta, the Company’s activities regarding the Bank Loans are also subject to regulation and examination by the OCC and the other regulatory authorities to which Goleta is subject. To the extent an examination involves review of the Bank Loans and related processes, the OCC or other regulatory authority may require the Company to provide requested information and grant access to the Company’s locations, personnel, and records regarding the Bank Loans. The OCC’s examinations and reviews of Goleta have included on-site reviews of the Company’s activities at certain of its locations as well as discussions with certain personnel of the Company.

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

On November 1, 2001, the OCC issued OCC Bulletin 2001-47 to all national banks. In that Bulletin, the OCC identified the risks to national banks that might arise from their business relationships with agents and acknowledged or recommended corresponding risk-management principles. The OCC reiterated its various concerns regarding agency arrangements of the general kind that Goleta has with the Company and warned that the OCC would carefully scrutinize any such arrangement, to avoid any “abuse of the national bank charter.”

In the first three months of 2002, the OCC ordered one national bank to cease its short-term or “payday” loan program and filed charges against another national bank regarding its management of its short-term or “payday” loan program. It appears to the Company, however, that the banks’ issues that prompted the OCC’s action were not limited to those banks’ short-term loan programs. More recently, other federal regulatory agencies have taken actions that have resulted in two other financial institutions (not national banks) discontinuing their short-term or payday loan programs.

In March 2002, the Company received information regarding the most recent report of the OCC delivered to Goleta regarding, among other things, Goleta’s contractual relationship with the Company. The OCC’s report apparently expressed strong reservations about, and identified certain reputational, compliance, and transaction risks to Goleta’s “safety and soundness” arising from Goleta’s short-term loan program and relationship with the Company. More recently, other federal regulatory agencies have taken action that have resulted in two other financial institutions (not national banks) discontinuing their short-term or payday loan programs. In addition, for over two years, Goleta has been subject to a formal written agreement with the OCC that requires Goleta to, among other things, adhere to certain operational and reporting requirements, some of which relate to Goleta’s short-term loan program and relationship with the Company. The Company understands that Goleta has been informed that the OCC does not believe that Goleta is in full compliance with certain provisions of the formal agreement that relate to compliance with certain laws and regulations applicable to the short-term loan program.

Representatives of Goleta and the Company have had discussions between themselves and with representatives of the OCC about the OCC’s concerns regarding the Bank Loans and the actions that might be taken to address those concerns. The Company believes that it and Goleta have not determined whether any particular modifications of their policies and procedures regarding the Bank Loans and their relationship will be able to address those concerns. The discussions between the Company and Goleta, and with the OCC, have also included the possibility of gradually reducing the scope of or phasing out the program. But until Goleta and the Company determine, through further discussions with the OCC, what will be required to satisfy the OCC’s concerns, the Company cannot state what actions will be taken and, therefore, how those actions might affect the Company’s loan-related business and revenues. The OCC possesses extensive regulatory authority in determining how, or even if, the Goleta short-term loan program will continue.

Governmental action to prohibit or restrict payday loans and other short-term loans has been advocated over the past few years by consumer-advocacy groups and by media reports and stories. The consumer groups and media stories typically focus on the cost to a consumer for that type of loan, which is higher than the interest typically charged by credit-card issuers to a more creditworthy consumer. This difference in credit cost is more significant if a consumer does not promptly repay the payday loan or other short-term loan, but renews (or “rolls over”) that loan for one or more additional short-term (e.g., two-

week) periods. The consumer groups and media stories typically characterize short-term lending activities as “abusive” toward consumers. During the last few years, legislation has been introduced in the United States Congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that would prohibit or restrict payday loans and other short-term loans. So far as the Company is aware, no such federal legislation or federal regulatory proposal has made any significant progress in the legislative or regulatory process. But legislation and regulatory action that affects consumer lending has recently become effective in a few states and may be taken in other states. See “Legal Proceedings.” The Company intends to continue, with others in the payday loan and short-term loan industry, to oppose legislative or regulatory action that would prohibit or restrict payday loans or short-term loans. But if legislative or regulatory action with that effect were taken on the federal level or in states such as Texas, in which the Company has a significant number of stores, that action could have a material adverse effect on the Company’s loan-related activities and revenues.

Relationships with the Money Order and MoneyGram Suppliers

Money Order Agreement. In April 1998, the Company signed a money order agreement with Travelers Express which became effective December 17, 1998. Under this five-year agreement, the Company exclusively sells Travelers Express money orders that bear the Company’s logo. In conjunction with this agreement and the MoneyLine Agreement for bill-payment services (which also has a five-year term), the Company received $3 million from Travelers Express in April 1998, and was to receive $400,000 each of the remaining years of the contract for a total of $5.0 million. As of June 30, 2002, the final year contract balance of $400,000 remains unpaid. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 5 of Notes to Audited Consolidated Financial Statements. If the money order agreement is terminated under certain circumstances before the expiration of its five-year term, the Company will be obligated to repay a portion of the amounts received from Travelers Express. The money order agreement with Travelers Express does not allow an extended deferral of remittances of money order proceeds without a significant change in the Amended Collateral Trust Agreement. The Company’s payment and other obligations to Travelers Express under the money order agreement are secured by a subordinated lien on the Company’s assets in accordance with the Amended Collateral Trust Agreement described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities.”

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

In June 2000, the Company signed a Money Transfer Agreement with Travelers Express and MPS that became effective on January 1, 2001 (the “Existing MoneyGram Agreement”). During the seven-year term of the Existing MoneyGram Agreement, the Company will exclusively offer and sell MoneyGram wire transfer services. Under the Existing MoneyGram Agreement (as under the Expired MoneyGram Agreement), the Company earns commissions for each transmission and receipt of money through the MoneyGram network effected at a company-owned location; those commissions equal varying percentages of the fees charged by MPS to consumers for the MoneyGram services.

Under the Existing MoneyGram Agreement, the Company is also entitled to receive a total of approximately $12.5 million in bonuses, payable in equal monthly installments (without interest) over the seven-year term. The amount of those monthly installments will be subject to reduction if the Company closes or sells a significant number of those locations at which MoneyGram services are offered at the beginning of the Existing MoneyGram Agreement. In addition, the Company will be entitled to receive certain incentive payments regarding new MoneyGram service locations that it opens or acquires during the term of the Existing MoneyGram Agreement similar to those received under the Expired MoneyGram Agreement.

The Existing MoneyGram Agreement extended and strengthened the Company’s relationship with Travelers Express and its affiliates. That relationship includes the money order agreement as well as the MoneyLine Agreement for bill-payment services, and is therefore significant to the Company’s business. Though the Company does not anticipate any disruption of that relationship, if such a disruption were to occur, the Company’s business could be materially and adversely affected.

Bank Loans

The Company is a party to the Master Loan Agency Agreement, as amended, and ancillary agreements (collectively, the “Goleta Agreement”) with Goleta National Bank, a national bank located in Goleta, California , under which short-term loans made by Goleta are offered at most company-owned locations. Under the Goleta Agreement, the offering of Bank Loans is also subject to various operational requirements of Goleta set forth in its Bank Loan Operating Manuals delivered to the Company (the “Operating Manuals”).

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

Under the Goleta Agreement, the Company must purchase from Goleta a participation interest in all Bank Loans made on a previous day or previous days. That participation entitles the Company to 90 percent of the interest received by Goleta from the borrowers, and subjects the Company to 90 percent of the risk of nonpayment by the borrowers. The Company must pay Goleta a processing fee for Goleta’s originating the Bank Loans.

The Company is responsible under the Goleta Agreement for 90 percent of any third-party claims, including regulatory claims, regarding the Bank Loans other than claims resulting solely from Goleta’s misconduct. See “Legal Proceedings.”

The Company has agreed in the Goleta Agreement not to offer at its company-owned locations any short-term loan that is substantially similar to the Bank Loans, except that the Company may offer payday loans or other short-term loans where the Company has decided not to offer Bank Loans (because of contractual, legal, or regulatory limitations) and may offer short-term loans by other lenders at a limited number of its company-owned locations. Goleta has agreed in the Goleta Agreement not to offer or make Bank Loans or any substantially similar short-term loan anywhere in the United States except at an office of Goleta or as required by law. The parties’ exclusivity obligations will be effective so long as applications for a minimum number of Bank Loans are submitted to Goleta from ACE locations during the 12-month period beginning April 14 of each year.

The term of the Goleta Agreement will expire on April 13, 2007, at the earliest. That term will be extended annually if applications for a certain number of Bank Loans are submitted to Goleta from ACE locations during the 12-month period beginning April 14 of each year. As of June 30, 2002, the number of Bank Loan applications submitted to Goleta exceeded the minimum required to extend the exclusivity.

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

The Goleta Agreement permits the Company to offer Bank Loans at many more of its locations than it could offer payday loans. If the Goleta Agreement were terminated or the Company’s ability to offer Bank Loans at a significant number of its locations were otherwise restricted, then (even though the Company might again be able to offer payday loans at many of its locations) the Company’s loan-related revenues could be materially and adversely affected.

Investment in ePacific

In March and April 2000, the Company invested a total of $1 million in ePacific Incorporated (“ePacific”), a private company in the business of providing customized debit-card payment systems and electronic funds transfer processing services, which has been recorded under the cost method and is included in other assets. ePacific, formerly a controlled subsidiary of Goleta, provides the debit-card system and processing services to Goleta to enable it to make the Bank Loans described above in “—Bank Loans.”

The Company’s investment in ePacific was made at the same time, and on the same terms, as the investment by two venture capital investors. The Company purchased approximately 14% of the shares of ePacific’s Series A Convertible Preferred Stock purchased by the group of investors. The terms of those shares are typical of preferred stock issued and purchased in venture capital investments, and include the right to periodic dividends from ePacific, the right to a preferential distribution upon liquidation of ePacific, voting rights with ePacific common stock, and the right to convert the preferred stock into ePacific common stock. Under a stockholders’ agreement with ePacific and its other stockholders, the Company agreed to certain restrictions on transfer of its ePacific stock, received certain securities registration rights regarding resale of its ePacific stock, and received the right to designate one person to serve as a director of ePacific. The Company designated Jay B. Shipowitz, its President and Chief Operating Officer, to serve as a director of ePacific.

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

Credit Facilities

During the year ended June 30, 2002, the Company was a party to an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of banks (the “Lenders”), led by Wells Fargo Bank Texas, National Association (“Wells Fargo Bank”).

The Credit Agreement provided the Company with a revolving line-of-credit facility and a term-loan facility. The revolving facility was available for working capital and general corporate purposes of the Company, and the term-loan facility was available for capital expenditures of the Company. Also, in addition to the primary credit facilities, the Company had available, from Wells Fargo Bank and certain of the other Lenders, a seasonal revolving advance facility of up to $25 million from January 1 through March 31, 2002, and, from Wells Fargo Bank, a standby letter-of-credit facility of up to $1.5 million.

The Credit Agreement was amended three times during the fiscal year: (1) on November 8, 2001, to extend the maturity of the credit facilities until December 31, 2001, and to revise certain other terms; (2) on December 31, 2001, to extend the maturity of the credit facilities until April 30, 2002, and to revise certain other terms; and (3) on April 30, 2002, to extend the maturity of the credit facilities until October 31, 2002, and to revise certain other terms. The terms of the Credit Agreement as so amended are described in more detail at “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities.”

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

ITEM 3. LEGAL PROCEEDINGS

Loan-Related Proceedings

A number of lawsuits and state regulatory proceedings have been filed or initiated against the Company regarding its loan-related activities. Those activities consist of (1) offering Bank Loans, which are short-term loans made by Goleta National Bank (“Goleta”), at most of the Company’s locations, and (2) offering a check-based service commonly known as a “payday loan” at certain of its locations. Before May 2000, the Company offered only payday loans at its locations in jurisdictions that it believed legally permitted that service. See “Business — Customers and Services — Loan services” and “ — Bank Loans.” The lawsuits and state regulatory proceedings pending as of September 23, 2002, are described below.

A key issue in the existing lawsuits and state regulatory proceedings that concern the Bank Loans is whether Goleta or the Company is properly regarded as the lender. The Company and Goleta maintain that, as stated in the legal documents and marketing materials for the Bank Loans, Goleta is the lender and that, because Goleta is a national bank located in California, the Bank Loans, including the interest that may legally be charged, should be governed by federal and California law. The opposing parties in most of these lawsuits and regulatory proceedings, however, maintain that the Company should be regarded as the lender, because of its agent services in connection with the Bank Loans and its purchase of participation interests in the Bank Loans, and that the Bank Loans, including the interest that may legally be charged, should be governed by the laws of the respective states in which the borrowers reside. If the Company were held to be the lender, then the interest charged for the Bank Loans would violate most of the applicable states’ usury laws, which impose maximum rates of interest or finance charges that a non-bank lender may charge. The consequences to the Company of such a holding in any lawsuit or regulatory proceeding would depend on the applicable state’s usury and consumer-protection laws and on the basis for a finding of violation of those laws. But those consequences could include the Company’s obligation to refund interest collected on the illegal Bank Loans, to refund the principal amount of the illegal Bank Loans, to pay treble or other multiple damages, to pay monetary penalties specified by statute, and to cease offering the Bank Loans (at least as theretofore offered). The Company is committed to defend these lawsuits through trial and, if necessary, appeal.

The Company expects that the defense of the lawsuits and state regulatory proceedings described below, even if successful, will continue to require substantial time and attention of certain of its senior officers and other management personnel that would otherwise be spent on other aspects of its business and will continue to require the expenditure of significant amounts for legal fees and other litigation-related costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Litigation Expenses.” In addition, the Company would be adversely affected if it were unable to successfully defend against the claims made in these lawsuits and state regulatory proceedings. The effects on the Company of an adverse determination would vary depending on the particular adverse determination and the particular lawsuit or regulatory proceeding in which it occurred. In general, however, the Company believes that the effects of an adverse determination regarding its payday-loan service would be less severe than the effects of an adverse determination regarding its offering of Bank Loans. If the Company were held to be the lender of the Bank Loans, then the Company would likely (1) become obligated to pay amounts as damages and other relief that could significantly impair the Company’s financial condition and financial resources, and its business as a whole (and not merely its loan-related business), and (2) be ordered to cease the offering of Bank Loans by Goleta or to significantly modify the terms on which Bank Loans are offered. Even if, under such circumstances, the Company were required only to cease offering the Bank Loans or to significantly modify the terms on which the Bank Loans are offered, then its loan-related revenues could be materially impaired.

Pending Lawsuits — Payday Loans

Eva J. Rowings v. Ace Cash Express, Inc.: This lawsuit regarding the Company’s former “payday loan” activities in Indiana was filed against the Company in the United States District Court for the Southern District of Indiana on December 17, 1999. The plaintiff, for herself and others similarly situated, alleged that (1) the Company’s disclosures to recipients of payday loans in Indiana did not comply with the disclosure requirements of the federal Truth in Lending Act (“TILA”), Regulation Z of the Federal Reserve Board (“Regulation Z”), and the Indiana Uniform Consumer Credit Code (the “Indiana UCCC”), and (2) the Company’s payday-loan finance charges exceeded those permitted by the Indiana UCCC and by Indiana Code 35-45-7-2 (Indiana’s “loansharking” statute), so that those loans were void. Regarding the disclosure-violation claims, the plaintiff sought to represent a class of the Company’s payday-loan customers since December 17, 1998. Regarding the excess-finance-charge claims, the plaintiff sought to represent a class of the Company’s payday-loan customers since December 17, 1997 who were assessed finance charges at an annual interest rate greater than 72%. The plaintiff sought to recover, for herself and members of the respective putative classes, monetary damages for the disclosure-violation claims as specified by the federal TILA, Regulation Z, and the Indiana UCCC, unspecified damages for the excess-finance-charge claims, the plaintiff’s attorneys’ fees and expenses, court costs, and other appropriate relief.

On August 28, 2002, the court approved a class settlement agreement, under which the Company agreed to pay approximately $400,000, and entered an order dismissing all claims in this lawsuit with prejudice. Unless appealed, that order will become final and effective on September 27, 2002.

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

In February 2001, the Attorney General of the State of Florida filed a motion to intervene as a plaintiff in this lawsuit, but the court denied that motion. On May 29, 2001, the court dismissed the plaintiffs’ complaint with prejudice. The plaintiffs appealed that dismissal, but on August 30, 2002, the Florida appellate court affirmed the trial court’s decision. On September 13, 2002, the plaintiffs filed a motion for rehearing of the appeal, and that motion is pending before the appellate court.

Eugene R. Clement v. Ace Cash Express, Inc. and Neil Gillespie v. Ace Cash Express, Inc.: This lawsuit regarding the Company’s former deferred-deposit (“payday loan”) activities in Florida is pending in a Florida state Circuit Court in Hillsborough County, Florida. It is the result of the consolidation on August 8, 2000 of two separate lawsuits filed against the Company in the court. Each of those lawsuits purported to be a class action and alleged that the Company’s deferred-deposit activities violated the federal TILA, the Florida usury laws, and the Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”). The plaintiffs sought an injunction against any further alleged illegal activities as well as actual and punitive damages of various kinds, including damages under the federal TILA, an amount equal to twice the fees and charges received by the Company from its deferred-deposit transactions with the purported class of customers in Florida, the plaintiffs’ attorneys’ fees, and court costs.

The Attorney General of the State of Florida (the “Attorney General”) intervened as a plaintiff in this lawsuit. The intervenor complaint filed on April 11, 2001 named as defendants, in addition to the Company, the Company’s Chairman of the Board, Raymond C. Hemmig; the Company’s Chief Executive Officer, Donald H. Neustadt; and two former employees of the Company. The intervenor complaint alleged violations by the Company and the other defendants of the Florida RICO Act and the FDUTPA. The intervenor complaint sought all remedies available under the Florida RICO Act, including the civil forfeiture of all money and other property of the Company used in, derived from, or realized through the Company’s deferred-deposit activities in Florida, the revocation of each license or permit of the Company granted by any Florida state agency, and an injunction against future violations of the FDUTPA or the Florida RICO Act. The intervenor complaint also sought, because of alleged violations of other Florida laws, the payment to Florida consumers of actual damages caused by the Company’s illegal activities, the payment to the State of Florida of certain civil penalties, the divestiture of any interests of the Company in Florida real property, and the payment of attorneys’ fees and costs.

On July 7, 2001, the court dismissed plaintiffs Clement’s and Gillespie’s existing complaints without prejudice. Plaintiffs Clement and Gillespie filed an amended complaint, and the court dismissed all of Gillespie’s claims, and all but one of Clement’s claims, with prejudice. Plaintiff Gillespie appealed the dismissal of his claims. On June 12, 2002, the Company entered into a settlement agreement with plaintiffs Clement and Gillespie in which the Company agreed to pay each of them a nominal amount. Accordingly, on July 2, 2002, plaintiff Gillespie voluntarily dismissed with prejudice his appeal, and on July 14, 2002, the trial court dismissed with prejudice the remaining claim in plaintiff Clement’s complaint.

On August 29, 2001, the Attorney General filed an amended complaint that restated its previous allegations against the Company and the other named defendants under the FDUTPA and the Florida RICO Act and that also named as additional defendants a current franchisee and a former franchisee of the Company in Florida. On March 27, 2002, the court dismissed with prejudice the Attorney General’s complaint against one of the former employees of the Company, and on May 20, 2002, the Attorney General appealed that dismissal. That appeal is pending.

On May 22, 2002, the court dismissed, without prejudice, all but one of the claims asserted by the Attorney General against the Company and all of the claims asserted by the Attorney General against the current franchisee in Florida. On June 5, 2002, upon request by the Attorney General, the court dismissed the claims against the current franchisee with prejudice, thereby permitting the Attorney General to appeal that decision. The Attorney General subsequently filed such an appeal. The remaining claims of the Attorney General before the trial court are against the Company concerning a small dollar amount of its renewal transactions; against Messrs. Hemmig and Neustadt and the remaining former employee of the Company; and against the Company’s former franchisee. The motion to dismiss filed by Messrs. Hemmig and Neustadt and the former employee and the motion to dismiss filed by the former franchisee have not yet been considered by the court. The Company intends to file a motion for summary judgment regarding the remaining claims against it.

Mayella Veasey et al. v. Ace Cash Express, Inc.: This lawsuit regarding the Company’s former deferred-presentment (“payday loan”) activities in Arkansas was filed in the Arkansas state Circuit Court of Pulaski County, Arkansas, in December 2000 and was served on the Company on March 22, 2001. The plaintiff, for herself and others similarly situated, alleged that the Company’s deferred-presentment transactions in Arkansas from June 15, 1999 to May 1, 2000 violated the usury laws of Arkansas. The plaintiff is represented by the same counsel that represented the plaintiffs in the previous lawsuit against the Company in Arkansas regarding deferred-presentment transactions. That previous lawsuit, which was settled by the Company in October 2000, related to the Company’s deferred-presentment transactions in Arkansas through June 15, 1999, when a statute that expressly authorized such transactions, the Check Cashers Act, became effective in Arkansas. The Company believes that this new lawsuit was prompted by the decision of the Arkansas Supreme Court in March 2001 to the effect that a portion of the Check Cashers Act was unconstitutional insofar as it may purport to construe or define the usury provisions of the Arkansas Constitution. That decision did not, however, address the legality of any deferred-presentment transaction effected under the Check Cashers Act. Because the Company has offered only short-term loans made by Goleta National Bank at the Company’s locations in Arkansas since May 1, 2000, the Company has not entered into any deferred-presentment transactions in Arkansas since that date. The complaint sought damages in an amount equal to twice the amount paid by customers of deferred-presentment transactions in Arkansas during the specified 101/2-month period as well as the plaintiff’s reasonable attorneys’ fees and costs.

On March 6, 2002, the Company entered into a settlement agreement with the plaintiff under which it agreed to pay a total of $300,000. On July 12, 2002, the court entered an order approving the settlement agreement and dismissing the plaintiff’s complaint with prejudice. That order became final and effective on August 12, 2002.

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

The Company’s attempt to remove this case to federal court was unsuccessful. On October 2, 2001, the court granted Goleta’s motion to intervene as a defendant in this lawsuit. The Company and Goleta filed a motion to dismiss the plaintiff’s complaint on the basis that Goleta is the lender of the Bank Loans and, under federal law, is entitled to charge interest at the rate permitted by California law. But on March 20, 2002, the court denied that motion, and on April 19, 2002, each of the Company and Goleta filed its answer to the plaintiff’s complaint. The parties are conducting discovery in this lawsuit.

Vonnie T. Hudson v. Ace Cash Express, Inc. et al.: This lawsuit regarding the Bank Loans offered and made at the Company’s locations in Indiana was filed on September 11, 2001 in the United States District Court for the Southern District of Indiana. This lawsuit was filed against the Company; Goleta; the Company’s Chairman of the Board, Raymond C. Hemmig; the Company’s Chief Executive Officer, Donald H. Neustadt; the Company’s President and Chief Operating Officer, Jay B. Shipowitz; and a former employee of the Company. The plaintiff alleged violations of (1) the Indiana UCCC and the Indiana “loansharking” statute, because the interest charged for the Bank Loans exceeded the finance charges permitted by those statutes, (2) the federal TILA, Regulation Z, and the Indiana UCCC, because the disclosures to borrowers of Bank Loans did not comply with the disclosure requirements of those laws, and (3) the federal RICO Act. In the complaint the plaintiff purported to represent a class of all persons to whom a Bank Loan has been made at any location of the Company in Indiana (a) since September 11, 1999, regarding the excess-charge claims, (b) since September 11, 2000, regarding the disclosure-violation claims, and (c) since September 11, 1997, regarding the federal RICO Act claims. The plaintiff sought relief of various kinds, including (i) for the members of the class of plaintiffs who were allegedly charged excessive interest, an order declaring the Bank Loans to them “void,” the refund of all finance charges or interest paid by them in excess of the maximum finance charges permitted under the Indiana UCCC, and a penalty (to be determined by the court) in a maximum amount equal to the greater of either all of the finance charges or interest received from them or up to ten times the amount of all excess finance charges or interest received from them; (ii) for the members of the class of plaintiffs who allegedly did not receive proper disclosures under the federal TILA, Regulation Z, and the Indiana UCCC, statutory damages of $500,000 each for violations of those statutes; (iii) for the members of the class of plaintiffs allegedly damaged because of violations of the RICO Act, an amount equal to three times those damages; and (iv) the plaintiff’s attorneys’ fees and court costs. The plaintiff’s counsel are the same as the plaintiff’s counsel in the Eva J. Rowings lawsuit described above.

On December 17, 2001, the defendants filed a motion to dismiss the plaintiff’s complaint, and on May 30, 2002, the court granted the motion. Based on its review of the complaint and other filed documents, the court concluded that Goleta made the Bank Loan to the plaintiff and then sold a participation interest in that Bank Loan to the Company, so that the claims asserted in the complaint were not sufficient to entitle the plaintiff to any damages or other legal relief. The court, however, afforded the plaintiff an opportunity to amend her complaint to assert legally sufficient claims.

On June 25, 2002, the plaintiff filed an amended complaint, which is substantially similar to the complaint that was dismissed, except that the amended complaint does not name Goleta as a defendant and does not assert any disclosure-violation claims. On July 8, 2002, the Company and other remaining defendants filed a motion to dismiss the amended complaint, asserting that the amended complaint did not allege sufficient new facts to justify relief and that the court’s initial decision is dispositive. On August 8, 2002, the plaintiff filed an opposition to that motion. The motion is pending before the court.

Pending Lawsuits — Payday Loans and Bank Loans

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

On September 7, 2001, the Company removed this lawsuit to the United States District Court for the District of Maryland, but on November 14, 2001, the federal court granted the plaintiff’s motion to remand this lawsuit back to the Circuit Court of Baltimore City. On January 3, 2002, Goleta filed a motion to intervene as a defendant in this lawsuit, and the court granted that motion on January 8, 2002. The parties are conducting discovery in this lawsuit.

Beverly Purdie v. Ace Cash Express, Inc. et al.: This lawsuit regarding both the Company’s former “payday loan” activities and the Bank Loans offered and made at the Company’s locations was filed on September 6, 2001 in the United States District Court for the Northern District of Texas. The original complaint named as defendants the Company and certain of the executive officers and directors and a former employee of the Company. As the result of two amended complaints, however, only the Company and Goleta are currently defendants in this lawsuit. In her second amended complaint, the plaintiff purports to represent a class of all consumers in the United States with whom the Company has entered into any payday-loan transaction or to whom a Bank Loan has been made at any location of the Company since September 6, 1997, as well as sub-classes of persons who have engaged in those kinds of transactions with the Company or at the Company’s locations and are alleged to be victims of usury or of unfair or deceptive lending practices under the laws of various states in the United States during the time periods within the various applicable statutes of limitations. The plaintiffs allege that the defendants’ loan-related activities violate the federal RICO Act and the laws and regulations of various states regarding usury, deceptive trade practices (including the Texas Deceptive Trade Practices Act), and other consumer protections. The plaintiff seeks relief of various kinds, including a permanent injunction against any further alleged illegal activities; the return (as restitution) to the class and sub-classes of plaintiffs of all amounts paid to the defendants; damages equal to three times the amount of all fees and interests paid by the class and sub-classes of plaintiffs since September 6, 1997; punitive damages of at least $250 million; the plaintiff’s attorneys’ fees; and court costs.

On January 18, 2002, the Company and Goleta filed a motion to dismiss the second amended complaint, asserting that the federal RICO Act claims are legally deficient and should be dismissed and that, if those claims are dismissed, the court should not retain jurisdiction of the remaining state-law claims. On February 7, 2002, the plaintiff filed an opposition to that motion. The motion is pending before the court.

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

State Regulatory Proceedings

Notice from Ohio Department of Commerce: On July 16, 2001, the Ohio Department of Commerce delivered a Notice of Intent to Issue Cease and Desist Order and Notice of Opportunity for Hearing to the Company. In this Notice, the Ohio Superintendent of the Division of Financial Institutions (the “Superintendent”) asserted that the Company, not Goleta, is the lender or the maker of the Bank Loans made in Ohio; that those Bank Loans violate the Ohio Small Loan Act and are void; that all finance charges and interest received from those Bank Loans, as well as the outstanding principal of all such existing Bank Loans, should be forfeited; and that the Company should be ordered to cease violating the Ohio Small Loan Act.

On October 12, 2001, Goleta filed a complaint in the United States District Court for the Southern District of Ohio against the Superintendent. The complaint requests the court to enjoin the Superintendent from enforcing the Ohio Small Loan Act against the Company or Goleta in connection with the Bank Loans in Ohio. Goleta concurrently filed a motion for preliminary injunction against the Superintendent’s continuing the administrative action. On November 23, 2001, the Superintendent filed a motion opposing Goleta’s motion for a preliminary injunction and a motion to dismiss Goleta’s complaint. On December 14, 2001, Goleta filed a motion opposing the Superintendent’s motion to dismiss and a brief in support of its motion for preliminary injunction; and on January 4, 2002, the Superintendent filed its reply brief. On January 4, 2002, a “friend-of-the-court” brief in favor of the Superintendent was filed by the attorneys general or consumer protection agencies of 16 states: Alabama, Alaska, Arizona, Colorado, Connecticut, Indiana, Iowa, Kansas, Louisiana, Massachusetts, Nevada, New Mexico, North Carolina, Vermont, West Virginia, and Wyoming. On February 12, 2002, Financial Services Centers of America, Inc., the largest trade association for the payday-loan industry, filed a “friend-of-the-court” brief in favor of the Company and Goleta. The motions are pending before the court.

North Carolina Lawsuits: As the result of inquiries and statements to the Company by North Carolina governmental authorities in early January 2002, the Company and Goleta learned that those authorities intended to institute legal proceedings against the Company regarding the offering of Bank Loans in North Carolina. In response, on January 14, 2002, the Company and Goleta filed a complaint in the United States District Court for the Eastern District of North Carolina against Hal D. Lingerfelt, the Commissioner of Banks of North Carolina, and Roy Cooper, the Attorney General of North Carolina (collectively, the “State”). In the complaint, the Company and Goleta requested that the court (1) declare that the Bank Loans and related activities of Goleta and the Company are governed by federal law, which preempts any contrary North Carolina law, and (2) enjoin the State from alleging any violations of North Carolina law because of those Bank Loans and related activities and from seeking to prohibit or restrict those loans and related activities by applying North Carolina law. On May 23, 2002, the federal court granted the State’s motion to dismiss the complaint filed by the Company and Goleta. On June 21, 2002, the Company and Goleta filed an appeal of that dismissal in the United States Court of Appeals for the Fourth Circuit, which is pending.

Also on January 14, 2002 (but after the complaint of the Company and Goleta was filed in federal court), the State filed a complaint in North Carolina state court in Wake County, North Carolina, against the Company (but not Goleta). The complaint alleges that the Company rather than Goleta is the lender of the short-term loans in North Carolina and, therefore, that the Company’s loan activities violate the North Carolina Consumer Finance Act and other North Carolina usury laws and the North Carolina Check Casher Act (under which the Company is licensed as a check casher). In the alternative, the complaint alleges that if the Company is not the lender, it is arranging or brokering loans for North Carolina consumers on behalf of Goleta in violation of the North Carolina Loan Broker Act. The complaint also alleges that, in either case, the Company’s loan activities violate North Carolina laws against unfair and deceptive acts or practices. In the complaint, the State seeks relief of various kinds, including a permanent injunction against the Company’s loan-related activities regarding North Carolina consumers; a judicial declaration that the loans made by the Company in violation of North Carolina are void and usurious; an order that the Company refund all amounts collected by it as a result of the unlawful loans; an order that the Company forfeit all interest and pay an amount equal to twice the interest collected from North Carolina borrowers; and the plaintiffs’ attorneys’ fees and costs. On January 31, 2002, the Company removed this lawsuit to the United States District Court for the Eastern District of North Carolina, but on May 14, 2002, the federal court granted the State’s motion to remand this lawsuit back to North Carolina state court. The parties are conducting discovery in this lawsuit.

Non-Loan-Related Proceeding

Ace Cash Express, Inc. v. Valley Check Cashiers, Inc., Jeffrey D. Silverman, and Morris Silverman: On November 27, 2001, the Company filed this lawsuit in Texas state court in Travis County, Texas, seeking damages relating to the defendants’ misrepresentations and breaches of warranties in an Asset Purchase Agreement between the Company and the defendants, and certain other entities affiliated with the defendants, dated as of November 10, 2000. Under the Asset Purchase Agreement, the Company acquired the assets of 107 check-cashing and retail financial services locations owned and managed by the defendants and their affiliated entities for a total purchase price of $29.7 million in cash. Eleven of the acquired locations were in third-party grocery stores, operated under the “Handy Andy” name, in and around San Antonio, Texas. Following the foreclosure and sale of those grocery stores by the secured creditor of the grocery store operator, the Company (in cooperation with the sellers under the Asset Purchase Agreement) instituted litigation against that creditor and its purchaser in January 2001 to maintain the Company’s right to operate in those locations. At a trial in April 2001, the court found that the lease agreement under which the Company claimed the right to occupy those eleven locations, which had been assigned to the Company by the defendants and their affiliated entities, was not enforceable under Texas law. The court therefore ordered the Company to vacate those eleven locations, which the Company did in June 2001. Because of the court’s finding, the Company requested the defendants to satisfy their monetary obligations to the Company, based on their representations and warranties, regarding those locations. When it appeared that further negotiations regarding the Company’s request would be unsuccessful, the Company filed this lawsuit to recover the damages suffered in connection with, and as a result of, the loss of those eleven locations. In its complaint, the Company seeks actual damages in excess of $2 million. On January 14, 2002, the defendants filed their answer denying all of the Company’s material claims. The parties are conducting discovery in this lawsuit.

Other Incidental Proceedings

The Company is also involved from time to time in various legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will result in any material impact on the Company’s financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is quoted on The Nasdaq Stock Market (“NASDAQ”) under the symbol “AACE.” At September 19, 2002, there were approximately 97 holders of record of the Common Stock, and there were approximately 1,515 beneficial holders of the Common Stock held in nominee or street name.

The following table sets forth the high and low sale prices of the Common Stock as reported by NASDAQ for the past two fiscal years:

	High	Low

Fiscal 2001
Quarter ended September 30, 2000	12-5/16	8-3/4
Quarter ended December 31, 2000	15-1/4	10-1/8
Quarter ended March 31, 2001	13-7/8	10-1/8
Quarter ended June 30, 2001	12-11/16	7-1/4
Fiscal 2002
Quarter ended September 30, 2001	10-1/2	7-5/8
Quarter ended December 31, 2001	9-7/8	7-3/4
Quarter ended March 31, 2002	11-1/8	8-3/8
Quarter ended June 30, 2002	11-1/2	8-11/16

On September 19, 2002, the last reported sale price of the Common Stock on NASDAQ was $8.55 per share.

The Company has never paid dividends on the Common Stock and has no plans to pay dividends in the foreseeable future. In addition, the Company’s ability to pay cash dividends is currently limited under the Credit Agreement (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities”).

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended June 30,

	2002	2001	2000	1999	1998

	(in thousands, except per share and store data)
Statement of Operations Data:
Revenues	$229,266	$196,775	$140,636	$122,314	$100,194
Store expenses	151,827	145,015	94,668	80,943	67,103
Region expenses	17,495	14,127	11,119	9,369	8,353
Headquarters expenses	16,594	10,328	8,247	7,673	7,198
Franchise expenses	993	1,017	1,063	1,288	965
Other depreciation and amortization	7,570	5,087	3,798	4,236	3,502
Interest expense	14,934	12,016	6,123	4,476	2,437
Other expenses:
Restructuring	(163)	7,710	—	—	—
Legal settlements	1,984	350	584	130	0
Other (including store closing expense)	1,006	108	371	559	49

Total other expenses	2,827	8,168	955	689	49
Income before income taxes	17,026	1,017	14,663	13,640	10,587
Income taxes	6,913	406	5,797	5,390	4,185

Net income before cumulative effect of accounting change (1)	$10,113	$611	$8,866	$8,250	$6,402

Diluted earnings per share before cumulative effect of accounting change (1)	$1.00	$.06	$.86	$.80	$.63

Weighted average number of dilutive shares	10,141	10,158	10,361	10,283	10,215
Balance Sheet Data:
Cash and cash equivalents	$116,264	$129,186	$105,577	$59,414	$60,168
Total assets	267,062	276,197	221,423	145,233	134,635
Term advances	48,350	53,000	18,500	10,500	7,073
Money order principal payable	13,417	16,928	10,487	5,340	47,486
Revolving advances	97,500	109,800	95,000	40,100	1,932
Senior secured notes payable	8,000	12,000	16,000	20,226	20,226
Shareholders’ equity	66,139	54,726	55,159	48,274	38,951
Supplemental Statistical Data:
Company-owned stores in operation:
Beginning of year	988	915	798	683	617
Acquired	8	133	36	35	15
Opened	39	49	99	99	62
Closed (2)	(32)	(109)	(18)	(19)	(11)

End of year	1,003	988	915	798	683

Percentage increase in comparable store revenues from prior year:
Exclusive of tax-related revenues (3)	14.1%	25.5%	7.1%	10.6%	8.0%
Total revenues (4)	15.6%	23.3%	6.9%	10.8%	6.9%
Capital expenditures	$7,127	$12,655	$12,255	$10,089	$5,742
Cost of net assets acquired	$1,177	$35,841	$11,359	$8,378	$4,708

(1)	Before a cumulative effect of accounting change recorded in the three months ended September 30, 1999, of $0.6 million, net of a $0.4 million tax benefit, relating to the adoption of Statement of Position 98-5, “Reporting on the Costs of Start-up Activities.”

(2)	Includes the 85 stores closed in the fourth quarter of fiscal 2001 resulting from a plan established and executed by management during the third quarter of fiscal 2001.

(3)	Change in revenues computed excluding electronic tax filing and tax refund check cashing for the years compared.

(4)	Calculated based on the changes in revenues of all stores open for the years compared.

SELECTED FINANCIAL DATA (continued)

	Year Ended June 30,

	2002	2001	2000	1999	1998

Operating Data (Check Cashing and Money Orders):
Face amount of checks cashed (in millions)	$4,843	$4,498	$3,839	$3,373	$2,898
Face amount of money orders sold (in millions)	$1,711	$1,709	$1,585	$1,905	$1,858
Face amount of average check	$378	$358	$339	$320	$305
Average fee per check	$9.36	$8.38	$7.92	$7.47	$7.26
Fees as a percentage of average check	2.48%	2.34%	2.33%	2.33%	2.38%
Number of checks cashed (in thousands)	12,821	12,580	11,317	10,556	9,496
Number of money orders sold (in thousands)	11,562	12,787	12,339	14,495	14,146
Collections Data:
Face amount of returned checks (in thousands)	$23,637	$26,536	$16,548	$12,442	$10,193
Collections (in thousands)	16,090	17,717	10,788	7,423	6,301

Net write-offs (in thousands)	$7,547	$8,819	$5,760	$5,019	$3,892

Collections as a percentage of returned checks	68.1%	66.8%	65.2%	59.7%	61.8%
Net write-offs as a percentage of revenues	3.3%	4.5%	4.1%	4.1%	3.9%
Net write-offs as a percentage of the face amount of checks cashed	.16%	.20%	.15%	.15%	.13%
Operating Data (Small Consumer Loans):
Volume (in thousands)	$502,013	$396,783	$137,015	$105,765	$69,182
Average advance	$269	$269	$240	$200	$177
Average finance charge	$45.61	$42.30	$34.51	$30.30	$27.51
Number of loan transactions (in thousands)	1,866	1,477	557	460	338
Balance Sheet Data (in thousands):
Gross loans receivable	$29,569	$27,768	$18,695	$5,543	$4,733
Less: Allowance for losses on loans receivable	12,213	13,382	—	—	—

Loans receivable, net of allowance	$17,356	$14,386	$18,695	$5,543	$4,733

Allowance for losses on loans receivable:
Beginning of period	$13,382	$—	$—	$—	$—
Provision for loan losses	21,924	26,429	—	—	—
Net charge-offs	(23,093)	(13,047)	—	—	—

End of period	$12,213	$13,382	$—	$—	$—

Allowance as a percent of gross loans receivable	41.3%	48.2%	—	—	—

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue Analysis	Year Ended June 30,

	(in thousands)			(percentage of revenue)
	2002	2001	2000	2002	2001	2000

Check cashing fees	$118,907	$105,479	$89,641	51.9%	53.6%	63.8%
Loan fees and interest	74,197	54,771	17,872	32.4	27.8	12.7
Bill-payment services	10,156	10,376	9,447	4.4	5.3	6.7
Money transfer services	10,998	10,270	8,944	4.8	5.2	6.4
Money order fees	7,554	7,245	7,032	3.3	3.7	5.0
Franchise revenues	2,199	2,257	2,537	0.9	1.2	1.8
Other fees	5,255	6,377	5,163	2.3	3.2	3.6

Total revenue	$229,266	$196,775	$140,636	100.0%	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$227.3	$195.9	$161.1

Fiscal 2002 Compared to Fiscal 2001. Revenues increased $32.5 million, or 17%, from $196.8 million in the year ended June 30, 2001, to $229.3 million in the year ended June 30, 2002. This revenue growth resulted from a $25.5 million, or 15.6%, increase in comparable company-owned store revenues (797 stores) and a $7.0 million increase from stores which were opened or acquired after June 30, 2000, and were therefore not open for both of the full periods compared. Average revenue per store increased by $31,400 primarily because of increases in check cashing fees (including tax check fees) and loan fees and interest, though these increases were partially offset by a decrease in other fees. The number of company-owned stores increased by 15, or 2%, from 988 stores open at June 30, 2001, to 1,003 stores open at June 30, 2002. The increase in loan fees and interest accounted for 60% of the total revenue increase, and total check-cashing fees accounted for 41% of the total revenue increase.

Loan fees and interest for the year ended June 30, 2002, primarily reflect the Company’s participation interests in loans made by Goleta National Bank (“Goleta”) at most of the company-owned stores during fiscal 2002. Loan fees and interest increased $19.4 million, or 35%, to $74.2 million in fiscal 2002 as compared to $54.8 million in fiscal 2001, due to the increased consumer awareness of Goleta loans at the stores and to the increase in the average finance charges for these loans. Check cashing fees, including tax check fees, increased $13.4 million, or 13%, from $105.5 million in fiscal 2001 to $118.9 million in fiscal 2002. This increase resulted from a 6% increase in the average size check and a 12% increase in the average fee per check. An increase in tax check fees contributed $6.2 million of the total $13.4 million increase. The Company received $3.8 million of tax check fees from 100 self-service machines located in H&R Block offices in fiscal 2002, compared to $1.2 million of tax check fees from 50 self-service machines in H&R Block offices last fiscal year. Despite a decrease in the number of money orders sold, money order fees increased $0.3 million in fiscal 2002 from fiscal 2001 as a result of an increase in the average money order fee charged. Other fees declined primarily as a result of reductions in peso exchange fees and fees from prepaid telephone cards.

During fiscal 2002, the Company opened 22 franchised stores, acquired eight former franchised stores, transferred one franchised store and closed four franchised stores. Franchise revenues consist of royalties, and initial and optional franchise fees. Franchise revenues declined slightly as a result of the reduced number of franchised store openings.

Fiscal 2001 Compared to Fiscal 2000. Revenues increased $56.1 million, or 40%, from $140.6 million in the year ended June 30, 2000, to $196.8 million in the year ended June 30, 2001. This revenue growth resulted from a $28.7 million, or 23.3%, increase in comparable company-owned store revenues (713 stores) and a $27.4 million increase from stores which were opened or acquired after June 30, 1999, and were therefore not open for both of the full periods compared. Average revenue per store increased by $34,800 primarily because of the offering of the Goleta loans in almost all of the company-owned stores in fiscal 2001. The number of company-owned stores increased by 73, or 8%, from 915 stores open at June 30, 2000, to 988 stores open at June 30, 2001. The increase in loan fees and interest accounted for 66% of the total revenue increase; total check-cashing fees accounted for 28% of the total revenue increase; the increase in money transfer services revenues accounted for 2% of the total revenue increase; and the increase in bill-payment services revenues accounted for 2% of the total revenue increase.

Loan fees and interest for the year ended June 30, 2001, primarily reflect the Company’s participation interests in Goleta loans, but for most of the year ended June 30, 2000, reflect the Company’s so-called “payday loans” to customers. Loan fees and interest increased $36.9 million, or 206%, to $54.8 million in fiscal 2001 as compared to $17.9 million in fiscal 2000 due to the increase in the number of stores offering loan products, which in turn is principally due to the offering of the Goleta loan product in 947 stores as of June 30, 2001. The Company’s payday loan product was offered in 355 stores during the first nine months of fiscal 2000, and the transition to the Goleta loan product began in the fourth quarter of fiscal 2000. Check cashing fees, including tax check fees, increased $15.8 million, or 18%, from $89.6 million in fiscal 2000 to $105.5 million in fiscal 2001. This increase resulted from an 11% increase in the total number of checks cashed and a 6% increase in the average fee per check due to the increase in the average size check. In addition, $1.0 million of the increase in fees was attributable to 50 of the Company’s self-service machines located in tax preparers’ offices during the calendar 2001 tax season. Money transfer services revenues increased $1.3 million, or 15%, principally as a result of acquired stores and related revenue guarantees and bonuses. Bill-payment services increased $0.9 million, or 10%, principally as a result of new bill-payment contracts and growth in payment revenue from existing bill-payment contracts.

During fiscal 2001, the Company opened 29 franchised stores, acquired two former franchised stores and closed nine franchised stores. Franchise revenues consist of royalties, and initial and optional franchise fees. Franchise revenues decreased $0.3 million, or 11%, from fiscal 2000 to fiscal 2001 due to the reduced number of franchised store openings.

Store Expense Analysis	Year Ended June 30,

	(in thousands)			(percentage of revenue)
	2002	2001	2000	2002	2001	2000

Salaries and benefits	$57,864	$51,969	$38,639	25.2%	26.4%	27.4%
Occupancy	28,207	26,439	21,507	12.3	13.4	15.3
Armored and security	7,708	7,442	5,608	3.4	3.8	4.0
Returns and cash shorts	10,390	12,553	9,037	4.6	6.4	6.4
Loan losses and provisions	22,064	24,825	4,177	9.6	12.6	3.0
Depreciation	7,180	6,697	5,429	3.1	3.4	3.9
Other expenses	18,414	15,090	10,271	8.0	7.7	7.3

Total store expense	$151,827	$145,015	$94,668	66.2%	73.7%	67.3%

Average per store expense	$152.0	$146.1	$110.5

Fiscal 2002 Compared to Fiscal 2001. Store expenses increased $6.8 million, or 5%, in fiscal 2002 over fiscal 2001, primarily as a result of increased amount of performance bonuses and merit increases paid to store employees. Average store expense increased by approximately $6,000 per store in fiscal 2002 as compared to fiscal 2001. Store expenses decreased as a percentage of revenues, however, from 73.7% in fiscal 2001 to 66.2% in fiscal 2002. Salaries and benefits expenses increased $5.9 million, or 11 percent, in fiscal 2002 from fiscal 2001 primarily as a result of the increased performance bonus expense. Occupancy costs and armored and security expenses combined increased $2.0 million, or 6%, as a result of scheduled increases in lease and armored and security expense, along with additional armored and security expense related to the self-service machines. Returned checks, net of collections, and cash shortages decreased $2.2 million, or 17%, in fiscal 2002 as compared to fiscal 2001, due to improvements in operational procedures and controls. Returned checks, net of collections, and cash shortages as a percentage of revenues also decreased to 5% in fiscal 2002 from 6% in fiscal 2001. Loan loss provision decreased $2.8 million, or 11%, in fiscal 2002 from fiscal 2001 primarily due to improved collections experience. The allowance for loan losses of $12.2 million at June 30, 2002, represented 41.3% of gross loans receivable and was a decrease from the allowance for loan losses of $13.4 million and 48.2% of gross loans receivable at June 30, 2001. Loan losses are charged to this allowance, which is reviewed for adequacy (and may be adjusted) on a quarterly basis. Other store expenses increased $3.3 million, or 22%, primarily as a result of lease costs for the Company’s self-service machines placed at H&R Block offices, increases in bank charges related to increased rates for bank services and increased utilization of Automated Clearing House (ACH) transactions for collections, and additional expense related to operational and marketing supplies required to support the Goleta loan product.

Fiscal 2001 Compared to Fiscal 2000. Store expenses increased $50.3 million, or 53%, in fiscal 2001 over fiscal 2000, primarily as a result of the increased number of stores in operation during the period and the increased loan loss provision for the Goleta loan product. Average store expense increased by approximately $35,600 per store in fiscal 2001 as compared to fiscal 2000. Store expenses increased as a percentage of revenues from 67.3% in fiscal 2000 to 73.7% in fiscal 2001, principally as a result of the increase in the loan loss provision which was 12.6% of revenue. Salaries and benefits expenses, occupancy costs, and armored and security expenses combined increased $20.1 million, or 31%, primarily as a result of the increased number of stores in operation. Returned checks, net of collections, and cash shortages increased $3.5 million, or

39%, in fiscal 2001 as compared to fiscal 2000, due also to the increased number of stores in operation. Returned checks, net of collections, and cash shortages as a percentage of revenues remained the same for fiscal 2001 as for fiscal 2000.

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

Other Expense Analysis		Year Ended June 30,

	(in thousands)			(percentage of revenue)
	2002	2001	2000	2002	2001	2000

Region expenses	$17,495	$14,127	$11,119	7.6%	7.2%	7.9%
Headquarters expenses	16,594	10,328	8,247	7.2	5.2	5.9
Franchise expenses	993	1,017	1,063	0.4	0.5	0.8
Other depreciation and amortization	7,570	5,087	3,798	3.3	2.6	2.7
Interest expense	14,934	12,016	6,123	6.5	6.1	4.4
Other expenses	2,827	8,168	955	1.2	4.2	0.7

Region Expenses

Fiscal 2002 Compared to Fiscal 2001. Region expenses increased $3.4 million, or 24%, in fiscal 2002 over fiscal 2001. The increase is a result of additional personnel in collections and customer-service related to the Goleta loan product and an increase in the number of district managers in the field. Region expenses increased as a percentage of revenues to 7.6% in fiscal 2002 from 7.2% in fiscal 2001.

Fiscal 2001 Compared to Fiscal 2000. Region expenses increased $3.0 million, or 27%, in fiscal 2001 over fiscal 2000. The increase is primarily a result of additional personnel in collections and customer-service related to the Goleta loan product. Region expenses as a percentage of revenues decreased to 7.2% for fiscal 2001 from 7.9% for fiscal 2000.

Headquarters Expenses

Fiscal 2002 Compared to Fiscal 2001. Headquarters expenses increased $6.3 million, or 61%, in fiscal 2002 over fiscal 2001. Increased legal expenses associated with defending various lawsuits constituted $2.7 million of the increase; performance bonus expense constituted $1.4 million of the increase; and the addition of headquarters personnel and their corresponding salaries and benefits constituted most of the remaining increase. Headquarters expenses increased as a percentage of revenues to 7.2% in fiscal 2002 from 5.2% in fiscal 2001.

Fiscal 2001 Compared to Fiscal 2000. Headquarters expenses increased $2.1 million, or 25%, in fiscal 2001 over fiscal 2000. The increase is principally the result of additional personnel and the corresponding salaries and benefits. Headquarters expenses as a percentage of revenue decreased to 5.2% in fiscal 2001 from 5.9% in fiscal 2000.

Franchise Expenses

Fiscal 2002 Compared to Fiscal 2001. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in the ACE Franchise Group. Franchise expenses for fiscal 2002 remained substantially the same as those for fiscal 2001. Franchise expenses as a percentage of revenue decreased to 0.4% for fiscal 2002 from 0.5% for fiscal 2001.

Fiscal 2001 Compared to Fiscal 2000. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in the ACE Franchise Group. Franchise expenses for fiscal 2001 remained substantially the same as those for fiscal 2000. Franchise expenses as a percentage of revenue decreased to 0.5% for fiscal 2001 from 0.8% for fiscal 2000.

Other Depreciation and Amortization

Fiscal 2002 Compared to Fiscal 2001. Other depreciation and amortization increased $2.5 million, or 49%, in fiscal 2002 from fiscal 2001. This increase was due to the amortization of an additional $4.9 million of debt financing costs in fiscal 2002 compared to fiscal 2001 resulting from amendments to the Company’s bank credit agreement, offset by a reduction of $2.3 million for the discontinuation of goodwill amortization in accordance with SFAS 142, which the Company adopted in the first quarter of fiscal 2002.

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

Interest Expense

Fiscal 2002 Compared to Fiscal 2001. Interest expense increased $2.9 million, or 24%, in fiscal 2002 as compared to fiscal 2001. This increase was the result of an increase in borrowings used to finance the higher-volume tax season operations and higher interest rates charged in the last half of fiscal 2002 by the Company’s bank lenders.

Fiscal 2001 Compared to Fiscal 2000. Interest expense increased $5.9 million, or 96%, in fiscal 2001 as compared to fiscal 2000. This increase was principally the result of increased borrowings to finance store openings and acquisitions and to purchase participation interests in the Goleta loans.

Other Expenses

Fiscal 2002 Compared to Fiscal 2001. Other expenses decreased by $5.3 million in fiscal 2002 from fiscal 2001 as a result of the $7.7 million recorded in fiscal 2001 for the costs associated with closing 85 unprofitable or underperforming stores owned and operated by the Company, offset by legal settlement expense of $2.0 million recorded in fiscal 2002 for the settlement of legal proceedings against the Company in Colorado, Indiana, and Maryland.

Fiscal 2001 Compared to Fiscal 2000. Other expenses increased by $7.2 million in fiscal 2001 from fiscal year 2000 primarily as a result of the $7.7 million recorded for the costs associated with closing 85 unprofitable or underperforming stores owned and operated by the Company.

Income Taxes

Fiscal 2002 Compared to Fiscal 2001. A provision of $6.9 million was recorded for income taxes for fiscal 2002, compared to $0.4 million for fiscal 2001. The provision for income taxes was calculated based on a statutory federal income tax rate of 35%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions. The effective income tax rate was 40.6% for fiscal 2002 compared to 39.9% for last fiscal year.

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

Balance Sheet Variations

Cash and cash equivalents, the money order principal payable, and the revolving advances vary because of seasonal and day-to-day requirements resulting primarily from maintaining cash for cashing checks, purchasing participations in Goleta loans, and making small consumer loans; receipts of cash from the sale of money orders; loan volume; and remittances on money orders sold. For the year ended June 30, 2002, cash and cash equivalents decreased $12.9 million, compared to an increase of $23.6 million for the year ended June 30, 2001.

Accounts receivable, net, at June 30, 2002 increased $5.2 million from June 30, 2001 primarily due to the timing of remittances from Goleta.

Loans receivable, net, at June 30, 2002 increased $3.0 million from June 30, 2001 as a result of the increased participation interests in outstanding Goleta loans and a decrease in the loan loss provision for the Company’s participations in Goleta loans based on the improved loan loss experience in fiscal 2002.

Prepaid expenses and other current assets at June 30, 2002 decreased by $1.7 million from June 30, 2001 primarily due to the change in deferred tax asset balance.

Property and equipment, net, at June 30, 2002 decreased $2.0 million, and goodwill, net, at June 30, 2002 increased $1.1 million, from June 30, 2001 as a result of the 39 stores opened and the 8 stores acquired during fiscal 2002, offset by the related depreciation and amortization and the 32 stores closed.

Revolving advances at June 30, 2002 decreased by $12.3 million from June 30, 2001 due to timing and reduced usage of the revolving credit facility resulting from better forecasting and operational procedures regarding store cash deliveries and more efficient working capital management.

Accounts payable, accrued liabilities, and other current liabilities at June 30, 2002 increased by $5.2 million from June 30, 2001 primarily due to a combination of an increase in employee performance bonuses payable ($2.0 million) and an increase in litigation-related accrual ($2.3 million).

Senior secured notes payable at June 30, 2002 decreased by $4.0 million from June 30, 2001 as the result of the Company’s payment of the third annual $4.0 million installment of principal in November 2001.

Term advances, which was previously classified as “reducing revolving advances,” decreased by a total of $4.7 million at June 30, 2002, as compared to June 30, 2001, as the result of the Company’s repayment of those advances. The change in classification of term advances from Noncurrent Liabilities to Current Liabilities on the consolidated balance sheets corresponds to the short-term maturity of the credit facility under the Company’s bank credit agreement as amended.

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

Under the Goleta Agreement, the Company purchases from Goleta a participation interest equal to 90% of each Bank Loan made on a previous day. As of June 30, 2002, the gross receivable for the Company’s participation interests in the outstanding Bank Loans was $29.6 million.

The Company has established a loan loss provision for its participation interests in the Bank Loans; that loan loss provision is maintained at a level that management of the Company believes to be adequate to absorb known or probable losses from existing participation interests in Bank Loans. The loan loss reserve of $12.2 million as of June 30, 2002 represented 41.3% of the gross loans receivable as of that date. Loan losses for the twelve months ended June 30, 2002 were $23.1 million. The Company’s policy for determining the loan loss provision is based on historical experience with Bank Loans generally as well as the results of management’s review and analysis of the payment and collection of the Bank Loans within the last fiscal quarter. The Company’s policy is to charge off its participation interests in all Bank Loans which are 180 days or more past due or delinquent. Charge-offs are applied as a reduction to the loan loss provision, and any recoveries of previously charged off participation interests in Bank Loans are applied as an increase to the loan loss provision.

Management determines or calculates the loan loss provision for the Company’s participation interests in outstanding Bank Loans as a percentage of its participation interests in the total principal amount of and accrued interest on the Bank Loans that are to mature, or become due and payable, in a particular time period (typically, a fiscal quarter). Though the Company’s desire is to receive or collect 100% of the participation interests in the sum of the principal amount of and accrued interest on all matured Bank Loans, the Company has established the loan loss provision on the assumption that it will receive in payment of its participation interests an amount equal to 93% (for Bank Loans due or past-due in the Company’s first, second, and fourth fiscal quarters) or 94% (for Bank Loans due or past-due in the Company’s third fiscal quarter) of its participation interests in the sum of the principal amount of and accrued interest on all matured Bank Loans (or, in other words, 7% in the Company’s first, second or fourth fiscal quarters, and 6% in the Company’s third fiscal quarter, of its participation interests in all of the Bank Loans will be charged off). For this purpose, each renewal of a Bank Loan is treated as a continuation of the initial Bank Loan.

The schedule below provides the progressive receipts or collections made on each “quarterly portfolio” of Bank Loans. In this case, a “quarterly portfolio” is the Company’s participation interests in all of the Bank Loans that matured in a particular fiscal quarter. (Since the Company now has over one year’s worth of data, it is able to track the payment rates at different points of time for each quarterly portfolio.)

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

Collection Progression for Quarterly Bank Loan Portfolios

	Collection Percentage

		Actual

Days Following Quarter	Target	Fiscal 2002	Fiscal 2001

		First Quarter
30	89.00%	89.4%	88.0%
90	91.00%	91.6%	88.5%
180	93.00%	93.0%	89.9%
		Second Quarter
30	89.00%	90.7%	89.2%
90	91.00%	93.5%	91.2%
180	93.00%	94.5%	92.5%
		Third Quarter
30	91.00%	92.3%	91.4%
90	93.00%	94.7%	93.2%
180	94.00%	—	94.1%
		Fourth Quarter
30	89.00%	89.9%	89.2%
90	91.00%	—	91.2%
180	93.00%	—	92.4%

Liquidity and Capital Resources

Cash Flows from Operating Activities

During fiscal 2002, 2001, and 2000, the Company had net cash provided by operating activities of $18.4 million, $20.4 million, and $6.7 million, respectively. The decrease in cash flows provided from operating activities in fiscal 2002 compared to fiscal 2001 was primarily the result of the timing of remittances from Goleta and increased costs associated with the renewal and extension of the Company’s credit facilities from its bank lenders.

During fiscal 2002, 2001, and 2000, the Company recognized $2.2, $3.1 million, and $3.5 million in deferred revenue, respectively. The Expired MoneyGram Agreement (which expired December 31, 2000) provided, and the Existing MoneyGram Agreement currently provides, incentive bonuses for opening new locations at which MoneyGram services are offered as well as certain other performance incentives. Incentive bonuses are recognized as revenue over the terms of the respective agreements. (See “Business — Relationships with the Money Order and MoneyGram Suppliers.”)

Cash Flows from Investing Activities

During fiscal 2002, 2001, and 2000, the Company used $7.1 million, $12.7 million, and $12.3 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Capital expenditures related to acquisitions, amounted to $1.2 million, $35.8 million, and $11.4 million for the fiscal years ended June 30, 2002, 2001, and 2000, respectively.

The Company’s total capital expenditures, excluding acquisitions, are currently anticipated to be approximately $5.2 million during its fiscal year ending June 30, 2003, in connection with the opening of 20 new stores, the relocation or remodeling of certain existing stores, and computer system upgrades. The actual amount of capital expenditures will depend in part on the number of new stores opened, the number of stores acquired, and the number of existing stores that are relocated or remodeled. The amount will also be affected by the Company’s ability under its bank credit agreement to make capital expenditures; currently, the Company’s ability is limited. The Company believes that its existing resources, anticipated cash flows from operations, and credit facilities will be sufficient to finance its anticipated capital expenditures and operational requirements during fiscal 2003. Although management anticipates that the Company will continue to expand, there can be no assurance that the Company’s expansion plans will not be adversely affected by the terms on which financing is available to the Company or by competition, market conditions, or changes in laws or regulations affecting check-cashing and related businesses of the types conducted by the Company.

Cash Flows from Financing Activities

During fiscal 2002, the Company had net cash used by financing activities of $23.0 million, compared to cash provided by financing activities in fiscal 2001 and fiscal 2000 of $51.8 million and $64.1 million, respectively. During the year ended June 30, 2002, the Company reduced the money order principal payable by $3.5 million, reduced the balance of the revolving advances by $12.3 million, reduced the balance of the term advances by $4.7 million, and repaid an additional $4.0 million of the long-term notes payable. The Company received $1.1 million from the exercise of stock options and increased the acquisition notes payable balance by $0.4 million.

Money Order Agreement and MoneyLine Agreement

In April 1998, the Company signed a money order agreement with Travelers Express, which became effective December 17, 1998. In conjunction with this agreement and the MoneyLine Agreement, the Company received $3 million from Travelers Express in fiscal 1998, received $400,000 in each of the fiscal years 1999, 2000, 2001 and 2002, and is entitled to receive one more payment of $400,000 in fiscal 2003. Payments are deferred and amortized on a straight-line basis over the five-year term of the agreements beginning January 1999 based on the $5 million total.

Credit Facilities

During the year ended June 30, 2002, the Company was a party to an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of banks (the “Lenders”), led by Wells Fargo Bank Texas, National Association ( “Wells Fargo Bank”).

The Credit Agreement was amended three times during the fiscal year: (1) on November 8, 2001, to extend the maturity of the credit facilities until December 31, 2001, and to revise certain other terms; (2) on December 31, 2001, to extend the maturity of the credit facilities until April 30, 2002, and to revise certain other terms; and (3) on April 30, 2002, to extend the maturity of the credit facilities until October 31, 2002, and to revise certain other terms.

Until November 8, 2001, the two primary credit facilities available to the Company under the Credit Agreement were a revolving line-of-credit facility of $155 million and a term facility of $55 million, both available until November 8, 2001. Borrowings under the revolving line-of-credit facility were available for working capital and general corporate purposes, and borrowings under the term loan facility were available for store construction and relocation and other capital expenditures, including acquisitions, and refinancing other debt. In addition to the two primary credit facilities, the Company also had available under the Credit Agreement an additional 25-day revolving credit facility of up to $25 million from Wells Fargo Bank and certain of the other Lenders, and a standby letter-of-credit facility of up to $1.5 million from Wells Fargo Bank.

Until November 8, 2001, the Company’s borrowings under the revolving line-of-credit facility bore interest at a variable annual rate equal to, at the Company’s discretion, either the prime rate publicly announced by Wells Fargo Bank from time to time (the “Prime Rate”) or the London InterBank Offered Rate (“LIBOR”) plus 0.75%. The Company’s borrowings under the term facility bore interest at a variable annual rate equal to, at the Company’s discretion, either the Prime Rate plus 0.25% or LIBOR plus 2.375% (but subject to adjustment quarterly within a range of 2.125% to 2.625% above LIBOR, depending on the Company’s debt-to-cash flow ratio). Interest was generally payable monthly, except on LIBOR-rate borrowings; interest on LIBOR-rate borrowings was payable every 30, 60, or 90 days, depending on the period selected by the Company. The Company also paid a commitment fee for each of these credit facilities. The commitment fee for the revolving line-of-credit facility was equal to 0.25% per annum of the average daily unused portion of that facility; and the commitment fee for the term facility varied within a range of 0.3% to 0.5% per annum of the average daily unused portion of that facility, depending on the Company’s debt-to-cash flow ratio.

On November 8, 2001, the Company entered into an amendment to the Credit Agreement, which was effective until December 31, 2001. That amendment:

•	Extended the Company’s revolving line-of-credit facility, temporary additional revolving advance facility, and letter-of-credit facility to December 31, 2001.

•	Converted the Company’s reducing revolving facility, which had been available for acquisitions and capital expenditures until November 9, 2003, to a term-loan facility expiring and maturing on December 31, 2001.

•	Authorized the Company’s borrowing of an additional $4 million under the term-loan facility for payment of the $4 million installment of principal due under the Senior Secured Notes of the Company on November 15, 2001.

•	Increased the interest rate on the revolving line-of-credit facility to a variable annual rate equal to, at the Company’s option, either the Prime Rate plus 1.75% or LIBOR plus 2.75%.

•	Increased the interest rate on the term-loan facility to a variable annual rate equal to, at the Company’s option, either the Prime Rate plus 2.25% or LIBOR plus 3.25%.

That amendment did not change any of the other material terms of the Credit Agreement.

On December 31, 2001, the Company entered into another amendment to the Credit Agreement, which was effective through April 30, 2002. That amendment:

•	Extended the Company’s $155 million revolving line-of-credit facility and $55 million term-loan facility to April 30, 2002.

•	Converted the Company’s $25 million temporary revolving advance facility, which had been available for only 25 days during a 12-month period, to a “seasonal” revolving credit facility available to the Company on a daily basis from January 1 until March 31, 2002; the interest rate on this facility was the Prime Rate plus 3%.

•	Increased the interest rate on the revolving line-of-credit facility to a variable annual rate equal to, at the Company’s option, either the Prime Rate plus 3% or LIBOR plus 4%.

•	Increased the interest rate on the term-loan facility to a variable annual rate equal to, at the Company’s option, either the Prime Rate plus 3% or LIBOR plus 4%.

•	Required the Company to pay the Lenders $3.5 million of principal of the outstanding term loan on February 28, 2002, and an additional $1.65 million of principal of the outstanding term loan on March 31, 2002; each such payment of principal had to be accompanied by the payment of all accrued interest on the outstanding principal of the term loan.

•	Required the Company to pay the Lenders the net proceeds over $1 million of any sale of the Company’s assets outside of the ordinary course of business, to be applied to reduce the outstanding seasonal revolving credit loans or, if no such loans were outstanding, the outstanding term loan.

•	Included covenants that restricted the Company from making, or agreeing or committing to make, any acquisition of stores, from entering into any additional lease agreements or opening any new stores, from spending amounts to construct or finish out any new stores other than the stores that the Company had committed to lease or construct or finish out as of December 31, 2001, or from making capital expenditures in excess of $2 million (in addition to the permitted new-store finish-out expenditures), in each case on or before April 30, 2002 without the Lenders’ prior written consent.

•	Included the Company’s obligation to pay commitment fees for the revolving line-of-credit and term-loan facilities of $1.05 million on each of January 1 and March 1, 2002, and a commitment fee for the seasonal revolving credit facility of $250,000 on March 31, 2002.

•	Included the Company’s obligation to pay the Lenders an additional commitment fee equal to 0.5% per annum of the average daily unused portion of the revolving line-of-credit and seasonal revolving credit facilities.

•	Included the Company’s obligation to pay the Lenders a fee equal to 0.5% of all of the credit facilities available to the Company (i.e., $1.175 million) if the Company sells, or enters into a binding agreement to sell, all or substantially all of its outstanding stock or assets, including by any merger, consolidation, share exchange, or other reorganization, on or before the maturity date of the credit facilities (as it may be extended) or within 120 days thereafter.

That amendment did not change any of the other material terms of the Credit Agreement.

On April 30, 2002, the Company entered into another amendment to the Credit Agreement, which is effective until October 31, 2002. That amendment:

•	Extended the maturity date for the Lenders’ $155 million revolving line-of-credit commitment and $49.85 million term-loan commitment from April 30, 2002 to October 31, 2002.

•	Reduced the maximum amount that the Company may borrow under the revolving line-of-credit facility to $130 million, subject to the previously applicable borrowing base.

•	Increased the interest rate on the term-loan facility to, and converted the previously applicable variable rate to a fixed rate of interest equal to, an annual rate of 9%.

•	Required the Company to pay the Lenders $1.0 million of principal of the outstanding term loan on April 30, 2002, and an additional $250,000 of principal of the outstanding term loan on the last business day of each calendar month ending before the maturity date; each such payment of principal must also be accompanied by the payment of all accrued interest on the outstanding principal of the term loan.

•	Reflected the expiration, as of March 31, 2002, of the “seasonal” revolving credit facility of $25 million.

•	Includes a covenant that restricts the Company from opening any new stores or entering into any new lease agreement for additional stores other than (1) completing construction and finish-out of five stores that the Company had committed to construct or finish-out as of December 31, 2001, and (2) opening ten other stores to replace stores closed in the ordinary course of business, if the capital expenditures for the completion and finish-out and the replacement of stores do not exceed $75,000 per store or a total of $750,000.

•	Includes a covenant that restricts the Company from making aggregate capital expenditures (other than those permitted for new or additional stores) in excess of $1.5 million without the Lenders’ prior written consent.

•	Required the Company to obtain the Lenders’ prior written consent to any settlement payment by the Company regarding any lawsuit against the Company in excess of $1.5 million.

•	Included the Company’s obligation to pay commitment fees for the revolving line-of-credit and term-loan commitments of $524,000 on April 30, 2002, $500,000 on July 1, 2002, and $1,024,000 on October 1, 2002.

In all other material respects, the terms of the Credit Agreement, as previously amended, remain in effect.

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

The Company is subject to various restrictive covenants stated in the Credit Agreement. These covenants include those described above in the lists of amended terms as well as others which are typical of those found in loan agreements of that kind, such as restrictions on the incurrence of indebtedness from other sources, restrictions on advances to or investments in other persons or entities, restrictions on significant acquisitions, restrictions on the payment of dividends to shareholders or the repurchase of shares, and the requirement that various financial ratios be maintained. The Company has received the consent of the Lenders to implement the stock repurchase program described below under “— Stock Repurchase Program.”

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

To reduce its risk of greater interest expense because of interest-rate fluctuations, the Company has entered into interest-rate swap agreements, which effectively converted a portion of its floating-rate interest obligations to fixed-rate interest obligations, as described in Notes 1 and 5 to the Audited Consolidated Financial Statements.

As of June 30, 2002, the Company had borrowed $97.5 million under its revolving line-of-credit facility and $48.4 million under its term-loan facility. The Prime Rate effective on June 30, 2002 was 4.75%, and LIBOR effective on that date was 1.84%.

When the existing credit facilities were originated in November 2000 (and previously), their short-term availability permitted the Company to obtain a lower interest rate and other terms more favorable than available with longer-term facilities, and the Company expected those facilities to be renewed at the expiration of their effective period. The credit facilities were in fact renewed and extended three times, for comparatively short periods, during fiscal 2002. But because of tightened credit markets, the cost to the Company of each renewal increased, and the Company has been unable to other obtain suitable debt financing from other sources. During fiscal 2002, the Company has had to use a significant amount of its available cash flow to discharge indebtedness to the Lenders under the Credit Agreement.

The Company desires to obtain additional debt capital and to reduce and modify its existing bank credit facilities under the Credit Agreement. The Company has engaged JPMorgan Securities Inc. as placement agent to assist it in pursuing a private placement of $50 million to $75 million of senior secured debt securities. The Company intends to continue to pursue that offering, which is being made to only a few institutional investors, and to use the net proceeds of that offering, if completed, to repay the term advances from the Lenders. The Company desires to complete that placement by October 31, 2002, when the existing credit facilities under the Credit Agreement expire. But the Company cannot give any assurance that it will be able to complete that placement by that time, and the Company cannot predict whether, or when or from what source, it may be able to obtain additional debt capital.

The Company believes that the existing credit facilities from the Lenders under the Credit Agreement will be renewed at the end of October 2002. The Company also expects to be able to pay the $4.0 million installment of its senior secured notes in mid-November 2002. The Company cannot, however, give any assurance that the anticipated renewal will be effected or that the terms of such renewal will not be more unfavorable to the Company then the existing terms of the credit facilities. If the anticipated renewal is not effected, and the Company is unable to obtain financing from one or more other sources, the Company’s liquidity and operations would be materially and adversely affected. If the existing credit facilities with the Lenders are renewed, the Company’s sources of capital are expected to be sufficient to operate its business as anticipated.

SSM Funding

The cash used for inventory in the Company’s self-service machines operating in the Company’s stores is obtained from the revolving facility provided by the Lenders under the Credit Agreement. The cash used for inventory in the Company’s 100 self-service machines located in the H&R Block offices during the 2002 tax season was obtained through a separate agreement with a bank entered into in January 2002. Under that agreement, the bank provided the Company with the use of the bank’s cash and related transportation and custodial services in exchange for fees paid by the Company; the fees varied in part depending on the extent of the Company’s use of the bank’s cash and related services. The inventory of cash in the machines, as well as the cashed checks deposited in the machines in exchange for that cash, constituted the assets only of the bank and were under the sole control of the bank. The Company did not borrow the cash or have any possession or control of the cash or the cashed checks. The Company finally received all of the check-cashing fees earned by it from those machines after the expiration of the agreement on April 15, 2002.

The Company is considering a few alternatives for obtaining the cash for inventory in the self-service machines to be placed in H&R Block offices during the 2003 tax season. Those alternatives include an arrangement similar to the one implemented for the 2002 tax season, a separate bank line-of-credit, and a special-purpose-entity financing.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase from time to time of up to approximately $5 million of the Company’s common stock in the open market or in negotiated transactions. This stock repurchase program will remain in effect unless discontinued by the Board of Directors. Though no shares have been purchased during fiscal 2002, as of June 30, 2002, the Company had repurchased 211,400 shares at an average price of $12.81 per share.

Litigation Expenses

As indicated in “Legal Proceedings” above, the Company is increasingly being required to defend itself and, in some matters, its directors, officers, and others in various lawsuits and state regulatory proceedings regarding its current and past loan-related activities. The Company has incurred, and expects to continue to incur, significant legal expenses in conducting that defense, regardless of the Company’s success in defending or otherwise resolving the various proceedings. The Company is, in accordance with its Bylaws, paying the expenses of defense for its directors, officers, employees, and other employees named as additional defendants in these lawsuits. The Company also is, in accordance with the Goleta Agreement, paying 90 percent of the expenses of Goleta as a party in these proceedings. In fiscal 2002, the Company’s expense of defense, for itself and others, was approximately $2.7 million. Because of the various factors involved in litigation and regulatory proceedings, it is impossible to predict an amount or a range of amounts that the Company may have to expend, in fiscal 2003 or thereafter, to conduct that defense. But the Company currently estimates that its legal expenses in defending, for itself and others, the various lawsuits and state regulatory proceedings will be approximately $2.2 million during the fiscal year ending June 30, 2003.

Recently Issued Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a “component of an entity” (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. SFAS 144 is effective for the Company beginning July 1, 2002, and management is currently reviewing and evaluating the effects this statement will have, if any, on the Company’s financial position and results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

The AICPA’s Accounting Standards Committee (AcSEC) issued Statement of Position 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” (“SOP 01-6”). SOP 01-6 provides guidance on accounting and reporting matters for entities that have trade receivables and entities that finance their customers’ purchases of goods and services using trade receivables. SOP 01-6 is effective for years beginning after December 15, 2001. The Company will adopt SOP 01-6 beginning July 1, 2002. Management is currently reviewing and evaluating the effects this statement will have, if any, on the Company’s financial position and results of operations.

Critical Estimates, Uncertainties or Assessments in the Financial Statements

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In applying the accounting principles, management must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As might be expected, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in the Company’s consolidated financial statements as soon as they are known. Estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Actual results related to the estimates and assumptions made in preparing the Company’s consolidated financial statements will emerge over periods of time, such as estimates and assumptions underlying the determination of allowance for loan losses and self-insurance liabilities. These estimates and assumptions are monitored and periodically adjusted as circumstances warrant. For instance, the Company’s liability for self-insurance related to workers’ compensation, general liability, and medical liability may be adjusted based on higher or lower actual loss experience. Although there is greater risk with respect to the accuracy of these estimates and assumptions because of the period over which actual results may emerge, such risk is mitigated by the ability to make changes to these estimates and assumptions over the same period.

Management periodically reviews the carrying value of goodwill and other intangible assets when events and circumstances warrant such a review. One of the methods used for this review is performed using estimates of future cash flows. If the carrying value of goodwill or other intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill or intangible assets exceeds its fair value. The Company believes that the estimates of future cash flows and fair value are reasonable. Changes in estimates of such cash flows and fair value, however, could affect the evaluation.

Based on an assessment of the Company’s accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company’s consolidated financial statements provide a meaningful and fair perspective of the Company. The Company does not suggest that other risk factors, such as those discussed elsewhere in this Report as well as changes in growth objectives, could not adversely impact the consolidated financial position, results of operations and cash flows in future periods.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from the Company’s estimates. The Company believes the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of its allowance for loan losses. The next paragraph addresses the Company’s accounting policy concerning such allowance. Other accounting policies are disclosed in Note 1 to the Audited Consolidated Financial Statements.

The Company maintains an allowance for loan losses at a level it considers sufficient to cover anticipated losses in the collection of its loan receivables. The allowance for loan losses is determined based upon a review of historical and recent loan losses and the loan portfolio, and takes into consideration economic conditions and trends. The allowance for loan losses is periodically reviewed by the Company’s management with any changes reflected in current operations. It is at least reasonably possible that actual loan losses may be materially different from the recorded allowance for loan losses.

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

Forward-Looking Statements

This Report contains, and from time to time the Company or certain of its representatives may make, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as “anticipate,” “expect,” “estimate,” “believe,” “intend,” and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control and may not even be predictable. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to, many of the matters described in this Report:

•	the Company’s relationships with Travelers Express and its affiliates, with Goleta, and with the Lenders;

•	governmental regulation of check-cashing, short-term consumer lending, and related financial services businesses;

•	the results of legal and regulatory proceedings regarding the Company’s loan-related activities;

•	theft and employee errors;

•	the availability of adequate financing, suitable locations, acquisition opportunities, and experienced management employees to implement the Company’s growth strategy;

•	increases in interest rates, which would increase the Company’s borrowing costs;

•	the fragmentation of the check-cashing industry and competition from various other sources, such as banks, savings and loans, short-term consumer lenders, and other similar financial services entities, as well as retail businesses that offer products and services offered by the Company;

•	the terms and performance of third-party products and services offered at the Company locations; and

•	customer demand and response to products and services offered by the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, particularly including changes in interest rates that might affect the costs of its financing under the Credit Agreement. To mitigate the risks of changes in interest rates, the Company utilizes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes. To reduce its risk of greater interest expense because of interest-rate fluctuations, the Company has entered into interest-rate swap agreements, which effectively converted a portion of its floating-rate interest obligations to fixed-rate interest obligations, as described in Notes 1 and 5 to the Audited Consolidated Financial Statements.

The fair value of the Company’s existing interest-rate swap was ($1.8) million as of June 30, 2002. Based on the average outstanding indebtedness in the previous quarter, a 10% change in interest rates would have changed the Company’s interest expense by approximately $980,000 (pre-tax) for the year ended June 30, 2002 without consideration of the Company’s interest-rate swap. The associated underlying debt has exceeded the notional amount for each swap throughout the existence of the swap and it is anticipated that it will continue to do so. The remaining swap is based on the same index as, and repriced on a consistent basis with, its respective underlying debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(a)(1) for information required for this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 3, 2002, the Company filed a Current Report on Form 8-K (dated May 31, 2002) to report the Company’s change in its independent certified public accountants from Arthur Andersen LLP to Grant Thornton LLP. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

The information called for in Part III of this Form 10-K is incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than October 28, 2001 (120 days after the Company’s fiscal year).

PART IV

ITEM 14. CONTROLS AND PROCEDURES

Not applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

(3)  Exhibits.

Exhibit Number	Exhibits

3.1	Restated Articles of Incorporation of the Company, as amended through January 31, 1998. (Included as Exhibit 3.6 to the Company’s Form 10-Q as of December 31, 1997 (Commission File Number 0-20774) and incorporated herein by reference.)
3.2	Amended and Restated Bylaws of the Company, as amended through January 31, 1998. (Included as Exhibit 3.7 to the Company’s Form 10-Q as of December 31, 1997 (Commission File Number 0-20774) and incorporated herein by reference.)
3.3	Certificate of Amendment to the Company’s Bylaws dated January 3, 2000. (Included as Exhibit 3.3 to the Company’s Form 10-Q as of December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.)
4.1	Form of Certificate representing shares of Registrant’s Common Stock. (Included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-53286) (the “Registration Statement”) and incorporated herein by reference.)
10.1	Ace Cash Express, Inc. 1987 Stock Option Plan, as amended (including form of Incentive Stock Option Agreement). (Included as Exhibit 10.1 to the Registration Statement and incorporated herein by reference.)#
10.2	1992 Master Agreement dated October 14, 1992 (the “Money Order Agreement”) between the Company and American Express Travel Related Services Company, Inc. (the “Money Order Supplier”). (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934) (Included as Exhibit 10.4 to the Registration Statement and incorporated herein by reference.)
10.3	Agreement Regarding Stock Pledges dated as of November 20, 1992, between the Company and the shareholders pledging shares of Common Stock to secure the performance of the Company’s obligations under the Money Order Agreement. (Included as Exhibit 10.7 to the Registration Statement and incorporated herein by reference.)
10.4	Lease Agreement dated October 1, 1987, between the Company and Greenway Tower Joint Venture, as amended by First Amendment to Lease Agreement dated April 29, 1988, Second Amendment to Lease Agreement dated August 24, 1988, Third Amendment to Lease Agreement dated December 29, 1988 and Fourth Amendment to Lease Agreement dated January 29, 1991. (Included as Exhibit 10.8 to the Registration Statement and incorporated herein by reference.)
10.5	First Amendment to the Money Order Agreement dated December 1, 1992, between the Company and the Money Order Supplier. (Included as Exhibit 10.9 to the Registration Statement and incorporated herein by reference.)
10.6	Agreement for Purchase and Sale of Stock Assets dated January 2, 1992, between T.J. Martin (“Martin”) and R.C. Hemmig (“Hemmig”). (Included as Exhibit 10.10 to the Registration Statement and incorporated herein by reference.)
10.7	Option to Repurchase, dated January 2, 1992, in favor of Hemmig. (Included as Exhibit 10.12 to the Registration Statement and incorporated herein by reference.)
10.8	Irrevocable Proxy of Martin dated January 2, 1992 in favor of Hemmig. (Included as Exhibit 10.13 to the Registration Statement and incorporated herein by reference.)
10.9	Letter Agreement between First Data Corporation and the Company dated December 6, 1993, amending the First Amendment to the Money Order Agreement. (Included as Exhibit 10.9 to the Company’s Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)
10.10	Fifth Amendment to Lease Agreement dated June 13, 1994, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.10 to the Company’s Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)

Exhibit Number	Exhibits

10.11	Asset Purchase Agreement dated November 22, 1993, among the Company, sole proprietor, limited partnership, and general partnerships that conduct business under the name “Mr. Money Check Cashers” (the “Sellers”), general partners of the partnership sellers (the “General Partners”), and an individual agent for the Sellers and the General Partners (the “Agent”). (Included as Exhibit 2.1 in the Company’s Form 8-K filed on December 7, 1993 (Commission File Number 0-20774) and incorporated herein by reference.)
10.12	Food Stamp Sub-Contract Agreement dated November 22, 1993, between the Company and the Agent. (Included as Exhibit 2.2 to the Company’s Form 8-K filed on December 7,1993 (Commission File Number 0-20774) and incorporated herein by reference.)
10.13	Ace Cash Express, Inc. 401(k) Profit Sharing Plan, adopted July 1, 1994. (Included as Exhibit 10.13 to the Company’s Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)#
10.14	Ace Cash Express, Inc. Deferred Compensation Plan, adopted July 1, 1994. (Included as Exhibit 10.14 to the Company’s Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)#
10.15	Asset Purchase Agreement dated June 27, 1995, among the Company and Quick Cash, Inc., Q.C. & G. Financial, Inc., David Christenholz and Gloria Guerra-Leyva. (Included as Exhibit 2.1 to the Company’s Form 8-K filed on July 11, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)
10.16	Escrow Agreement dated June 27, 1995, among the Company, Quick Cash, Inc., Q.C. & G. Financial, Inc., David Christenholz, Gloria Guerra-Leyva, and Bank One, Arizona, NA, as escrow agent. (Included as Exhibit 2.2 to the Company’s Form 8-K filed on July 11, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)
10.17	Promissory Note dated June 27, 1995, of the Registrant in favor of the Money Order Supplier. (Included as Exhibit 2.3 to Form 8-K filed on July 11, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)
10.18	Second Amendment to the Money Order Agreement dated September 8, 1995, between the Company and the Money Order Supplier. (Included as Exhibit 10.18 to the Company’s Form 10-K as of June 30, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)
10.19	Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan dated March 27, 1995. (Included as Exhibit 10.19 to the Company’s Form 10-K as June 30, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)
10.20	Letter Agreement dated July 13, 1995, between First Data Corporation and the Company amending the Money Order Agreement. (Included as Exhibit 10.20 to the Company’s Form 10-K as of June 30, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)
10.21	Letter Agreement dated February 1, 1996, between the Company and the Money Order Supplier amending the Money Order Agreement. (Included as Exhibit 10.21 to the Company’s Form 10-Q as of December 31, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)
10.22	1996 MoneyGram Master Agreement dated February 1, 1996, between the Company and the Money Order Supplier (the “MoneyGram Agreement”). (Included as Exhibit 10.22 to the Company’s Form 10-Q as of December 31, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)
10.23	Agreement and Plan of Merger dated October 13, 1995, among the Company, Check Express, Inc., and Ace Acquisition Corporation. (Included as Exhibit 2.1 to the Company’s Form 8-K filed on February 16, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)
10.24	Amendment (to Agreement and Plan of Merger) dated December 20, 1995, among the Company, Check Express, Inc., and Ace Acquisition Corporation. (Included as Exhibit 2.2 to the Company’s Form 8-K filed on February 16, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)
10.25	Sixth Amendment to Lease Agreement dated February 1, 1996, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.25 to the Company’s Form 10-Q as of March 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

Exhibit Number	Exhibits

10.26	1996-A Amendment to the MoneyGram Agreement dated March 21, 1996, between the Company and the Money Order Supplier. (Included as Exhibit 10.26 to the Company’s Form 10-K as of June 30, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)
10.27	1996-B Amendment to the MoneyGram Agreement dated June 27, 1996, between the Company and the Money Order Supplier. (Included as Exhibit 10.27 to the Company’s Form 10-K as of June 30, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)
10.28	Note Purchase Agreement dated November 15, 1996, between the Company and Principal Life Insurance Company. (Included as Exhibit 10.28 to the Company’s Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)
10.29	Form of 9.03% Senior Secured Notes due November 15, 2003. (Included as Exhibit 10.29 to the Company’s Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)
10.30	Collateral Trust Agreement dated November 15, 1996, among the Company and the Money Order Supplier, Principal Life Insurance Company, and Wilmington Trust Company. (Included as Exhibit 10.30 to the Company’s Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)
10.31	Assignment of Deposit Accounts and Security Agreement dated November 15, 1996, between the Company and Wilmington Trust Company. (Included as Exhibit 10.31 to the Company’s Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)
10.32	Third Amendment to the Money Order Agreement dated November 15, 1996, between the Company and the Money Order Supplier. (Included as Exhibit 10.32 to the Company’s Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)
10.33	Amendment No.1 to the Ace Cash Express 401K Profit Sharing Plan effective January 1, 1998. (Included as Exhibit 10.33 to the Company’s Form 10-Q as of March 31, 1998 (Commission File Number 0-20774) and incorporated herein by reference.)#
10.34	Amendment No. 1 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.34 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #
10.35	Amendment No. 2 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.35 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #
10.36	Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit A to the Company’s Proxy Statement for the 1997 Annual Meeting of Shareholders (Commission File No. 0-20774) and incorporated herein by reference.)#
10.37	Amendment No. 1 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.37 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #
10.38	Form of Change-in-Control Executive Severance Agreement between the Company and each of its three executive officers. (Included as Exhibit 10.38 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #
10.39	Money Order Agreement dated as of April 16, 1998, but effective as of December 16, 1998, between the Company and Travelers Express Company, Inc. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934). (Included as Exhibit 10.39 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)
10.40	Credit Agreement dated as of July 31, 1998, but effective as of December 16, 1998, among the Company, Wells Fargo Bank (Texas), National Association, as agent (the “Credit Agent”), and the lenders named therein, with Exhibits A and B thereto and Schedules 2.01(a) and 2.01(b) thereto. (Included as Exhibit 10.40 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)

Exhibit Number	Exhibits

10.41	Amended and Restated Collateral Trust Agreement dated as of July 31, 1998, but effective as of December 16, 1998, among the Company, the Credit Agent, Travelers Express Company, Inc., Principal Life Insurance Company (formerly known as Principal Mutual Life Insurance Company), and Wilmington Trust Company. (Included as Exhibit 10.41 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)
10.42	Amended and Restated Assignment of Deposit Accounts and Security Agreement dated as of July 31, 1998, but effective as of December 16, 1998, between the Company and Wilmington Trust Company. (Included as Exhibit 10.42 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)
10.43	First Amendment to Credit Agreement dated as of December 16, 1998, among the Company, the Credit Agent, and the lenders named therein, with Schedules 2.01(a) and 2.01(b) thereto. (Included as Exhibit 10.43 to the Company’s Form 8-K filed on December 23, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)
10.44	Amendment No. 3 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.44 to the Company’s Form 10-Q as of December 31, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)#
10.45	Amendment No. 2 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.45 to the Company’s Form 10-Q as of December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.)#
10.46	Second Amendment to Credit Agreement dated as of December 15, 1999, among the Company, the Credit Agent , and the lenders named therein, with Schedules 2.01(a) and 2.01(b) thereto. (Included as Exhibit 10.46 to the Company’s Form 10-Q as of December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.)
10.47	Master Loan Agency Agreement dated as of August 11, 1999, between the Company and Goleta National Bank. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.47 to the Company’s Form 10-K as of June 30, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)
10.48	Money Transfer Agreement dated as of June 30, 2000, among the Company, Travelers Express Company, Inc., and MoneyGram Payment Systems, Inc. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.48 to the Company’s Form 10-K as of June 30, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)
10.49	Change-in-Control Executive Severance Agreement dated as of August 17, 2000, between the Company and Debra A. Bradford. (Included as Exhibit 10.49 to the Company’s Form 10-K as of June 30, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)#
10.50	Amendment No. 3 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.50 to the Company’s Form 10-Q as of December 31, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)#
10.51	Amended and Restated Credit Agreement dated November 9, 2000, among the Company, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein with the Schedules (other than the Company’s disclosure schedules) and the Exhibits thereto. (Included as Exhibit 10.1 to the Company’s Form 8-K dated November 9, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)
10.52	Asset Purchase Agreement dated November 10, 2000, among the Company, Check Cashiers of Arizona, Inc., Check Cashiers of California, Inc., Corpus Christi Check Cashiers, Inc., U.S. Money Order Company, Inc., Valley Check Cashiers, Inc., Morris Silverman, and Jeffrey D. Silverman. (Included as Exhibit 2.1 to the Company’s Form 8-K dated November 10, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)
10.53	Escrow Agreement dated November 10, 2000, among the Company, Check Cashiers of Arizona, Inc., Check Cashiers of California, Inc., Corpus Christi Check Cashiers, Inc. U.S. Money Order Company, Inc., Valley Check Cashiers, Inc., and Chicago Title Insurance Company, as Escrow Agent. (Included as Exhibit 2.2 to the Company’s Form 8-K dated November 10, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)

Exhibit Number	Exhibits

10.54	Form of Amendment to Change-in-Control Executive Severance Agreement between the Company and each of its four senior executive officers (Donald H. Neustadt, Jay B. Shipowitz, Raymond E. McCarty, and Debra A. Bradford) dated as of January 3, 2001. (Included as Exhibit 10.51 to the Company’s Form 10-Q as of March 31, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)#
10.55	Amendment Number 1 to Master Loan Agency Agreement, with the corresponding Amendment Number 1 to Master Loan Participation Agreement and Amendment Number 1 to Schedule of Interest and Fees, dated of March 29, 2001, between the Company and Goleta National Bank. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.52 to the Company’s Form 10-Q as of March 31, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)
10.56	Change-in-Control Executive Severance Agreement dated as of May 15, 2001, between the Company and Barry M. Barron. (Included as Exhibit 10.56 to the Company’s Form 10-K as of June 30, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)#
10.57	Amendment Number 2 to Master Loan Agency Agreement, with the corresponding Amendment Number 2 to Master Loan Participation Agreement, dated of June 30, 2001, between the Company and Goleta National Bank. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.57 to the Company’s Form 10-K as of June 30, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)
10.58	Change-in-Control Executive Severance Agreement dated as of July 16, 2001, between the Company and Joe W. Conner. (Included as Exhibit 10.58 to the Company’s Form 10-K as of June 30, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)#
10.59	First Amendment to Amended and Restated Credit Agreement dated February 21, 2001, by and among the Company, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein, with the Schedules and the Exhibits thereto. (Included as Exhibit 10.59 to the Company’s Form 10-Q as of September 30, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)
10.60	Second Amendment to Amended and Restated Credit Agreement dated November 8, 2001, by and among the Company, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein, with the Schedules and the Exhibits thereto. (Included as Exhibit 10.60 to the Company’s Form 10-Q as of September 30, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)
10.61	Third Amendment to Amended and Restated Credit Agreement dated December 31, 2001, by and among the Company, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein, with the Schedules and the Exhibits thereto. (Included as Exhibit 10.1 to the Company’s Form 8-K filed on January 4, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)
10.62	Second Amendment to Amended and Restated Collateral Trust Agreement dated December 31, 2001, by and among the Company, Wells Fargo Bank Texas, National Association, as agent, Travelers Express Company, Inc., Principal Life Insurance Company, and Wilmington Trust Company as collateral trustee. (Included as Exhibit 10.2 to the Company’s Form 8-K filed on January 4, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)
10.63	Separation Agreement dated as of February 28, 2002, between the Company and R. Edward McCarty. (Included as Exhibit 10.1 to the Company’s Form 10-Q as of March 31, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)#
10.64	Consulting Agreement dated as of February 28, 2002, between the Company and R. Edward McCarty. (Included as Exhibit 10.2 to the Company’s Form 10-Q as of March 31, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)#
10.65	Fourth Amendment to Amended and Restated Credit Agreement dated April 30, 2002, by and among the Company, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein, with the Schedules and the Exhibits thereto. (Included as Exhibit 10.3 to the Company’s Form 10-Q as of March 31, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)
10.66	Seventh Amendment to Lease Agreement dated December 20, 2000, between the Company and Greenway Tower Joint Venture.*

Exhibit Number	Exhibits

10.67	Eighth Amendment to Lease Agreement dated May 10, 2001, between the Company and Greenway Tower Joint Venture.*
10.68	Ace Cash Express, Inc. Executive Non-Qualified Excess Plan Adoption Agreement with the First Amendment to the Ace Cash Express, Inc. Executive Non-Qualified Excess Plan, dated as of October 1, 2001.*#
21	Subsidiaries of the Company.*
23	Consent of Grant Thornton LLP.*
99	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

#	Management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K

During its fourth fiscal quarter ended June 30, 2002, the Company filed a Current Report on Form 8-K, dated May 31, 2002, to report the Company’s change of its independent certified public accountants from Arthur Andersen LLP to Grant Thornton LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE CASH EXPRESS, INC.

By:	/s/ JOE W. CONNER

Joe W. Conner Senior Vice President and Chief Financial Officer

Date: September 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title

/s/ RAYMOND C. HEMMIG Raymond C. Hemmig	Chairman of the Board, Director

/s/ DONALD H. NEUSTADT Donald H. Neustadt	Chief Executive Officer, Director (Principal Executive Officer)

/s/ JAY B. SHIPOWITZ Jay B. Shipowitz	President and Chief Operating Officer Director

/s/ JOE W. CONNER Joe W. Conner	Senior Vice President and Chief Financial Officer Treasurer and Secretary (Principal Financial and Accounting Officer)

/s/ MARSHALL B. PAYNE Marshall B. Payne	Director

/s/ MICHAEL S. RAWLINGS Michael S. Rawlings	Director

/s/ EDWARD W. ROSE III Edward W. Rose III	Director

/s/ CHARLES DANIEL YOST Charles Daniel Yost	Director

CERTIFICATIONS

I, Donald H. Neustadt, certify that:

1.	I have reviewed this annual report on Form 10-K of Ace Cash Express, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

/s/ DONALD H. NEUSTADT Donald H. Neustadt Chief Executive Officer

I, Joe W. Conner, certify that:

1.	I have reviewed this annual report on Form 10-K of Ace Cash Express, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

/s/ JOE W. CONNER Joe W. Conner Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders,
Ace Cash Express, Inc.:

We have audited the consolidated balance sheet of Ace Cash Express, Inc. (a Texas corporation) and Subsidiaries as of June 30, 2002, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Ace Cash Express, Inc. as of June 30, 2001 and for the two years in the period ended June 30, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated August 13, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ace Cash Express, Inc. and Subsidiaries as of June 30, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Dallas, Texas
August 26, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Ace Cash Express, Inc. filing on Form 10-K for the year ended June 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing of Form 10-K. The consolidated balance sheet at June 30, 2000, and the consolidated statements of earnings, shareholders’ equity and cash flows for the year ended June 30, 1999 have not been included in the accompanying financial statements.

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

ARTHUR ANDERSEN LLP

Dallas, Texas
August 13, 2001

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,

	2002	2001

ASSETS

Current Assets

Cash and cash equivalents	$116,264	$129,186

Accounts receivable, net	8,792	3,558

Loans receivable, net	17,356	14,386

Prepaid expenses and other current assets	7,979	9,710

Inventories	946	951

Total Current Assets	151,337	157,791

Noncurrent Assets

Property and equipment, net	37,161	39,168

Covenants not to compete, net	1,546	2,012

Goodwill, net	75,015	73,892

Other assets	2,003	3,334

Total Assets	$267,062	$276,197

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities

Revolving advances	$97,500	$109,800

Accounts payable, accrued liabilities, and other current liabilities	28,512	23,303

Money orders payable	13,417	16,928

Senior secured notes payable	4,000	4,000

Term advances	48,350	1,125

Notes payable	1,145	477

Total Current Liabilities	192,924	155,633

Noncurrent Liabilities

Senior secured notes payable	4,000	8,000

Term advances	—	51,875

Notes payable	319	601

Other liabilities	3,680	5,362

Total Liabilities	200,923	221,471

Commitments and Contingencies	—	—

Shareholders’ Equity

Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—

Common stock, $.01 par value, 20,000,000 shares authorized, 10,391,988 and 10,258,520 shares issued, and 10,180,588 and 10,047,120 shares outstanding, respectively	102	100

Additional paid-in capital	24,353	23,288

Retained earnings	45,469	35,356

Other comprehensive loss	(1,078)	(1,311)

Treasury stock, at cost, 211,400 shares	(2,707)	(2,707)

Total Shareholders’ Equity	66,139	54,726

Total Liabilities and Shareholders’ Equity	$267,062	$276,197

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Year Ended June 30,

	2002	2001	2000

Revenues	$229,266	$196,775	$140,636

Store expenses:

Salaries and benefits	57,864	51,969	38,639

Occupancy	28,207	26,439	21,507

Loan losses and loss provision	22,064	24,825	4,177

Depreciation	7,180	6,697	5,429

Other	36,512	35,085	24,916

Total store expenses	151,827	145,015	94,668

Store gross margin	77,439	51,760	45,968

Region expenses	17,495	14,127	11,119

Headquarters expenses	16,594	10,328	8,247

Franchise expenses	993	1,017	1,063

Other depreciation and amortization	7,570	5,087	3,798

Interest expense	14,934	12,016	6,123

Other expenses	2,827	8,168	955

Income before income taxes and cumulative effect of accounting change	17,026	1,017	14,663

Income taxes	6,913	406	5,797

Income before cumulative effect of Accounting change (See Note 1)	10,113	611	8,866

Cumulative effect of accounting change, net of income tax benefit of $402	—	—	(603)

Net income	$10,113	$611	$8,263

Basic earnings per share

Before cumulative effect of accounting change	$1.00	$.06	$.88

Cumulative effect of accounting change	—	—	(.06)

Basic earnings per share	$1.00	$.06	$.82

Weighted average number of common shares outstanding – basic	10,118	10,012	10,067

Diluted earnings per share

Before cumulative effect of accounting change	$1.00	$.06	$.86

Cumulative effect of accounting change	—	—	(.06)

Diluted earnings per share	$1.00	$.06	$.80

Weighted average number of common and dilutive shares outstanding – diluted	10,141	10,158	10,361

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except shares)

	Common Stock					Treasury Stock
					Accumulated
			Additional		Other			Total
			Paid-In	Retained	Comprehensive			Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Balance as of July 1, 1999	10,055,528	$101	$21,691	$26,482	$—	—	$—	$48,274

Net income	—	—	—	8,263	—	—	—	8,263

Stock options exercised and related tax benefit	110,435	1	1,024	—	—	—	—	1,025

Repurchased shares, at cost	(181,400)	(2)	—	—	—	181,400	(2,401)	(2,403)

Balance as of June 30, 2000	9,984,563	100	22,715	34,745	—	181,400	(2,401)	55,159

Net income	—	—	—	611	—	—	—	611

Cumulative effect of accounting change (See Note 1)	—	—	—	—	648	—	—	648

Change in fair value of interest-rate swaps, net of tax	—	—	—	—	(1,959)	—	—	(1,959)

Comprehensive loss								(700)

Stock options exercised and related tax benefit	92,557	—	573	—	—	—	—	573

Repurchased shares, at cost	(30,000)	—	—	—	—	30,000	(306)	(306)

Balance as of June 30, 2001	10,047,120	100	23,288	35,356	(1,311)	211,400	(2,707)	54,726

Net income	—	—	—	10,113	—	—	—	10,113

Change in fair value of interest-rate swaps, net of tax	—	—	—	—	233	—	—	233

Comprehensive income								10,346

Stock options exercised and related tax benefit	133,468	2	1,065	—	—	—	—	1,067

Balance as of June 30, 2002	10,180,588	$102	$24,353	$45,469	($1,078)	211,400	($2,707)	$66,139

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,

	2002	2001	2000

Cash flows from operating activities:

Net income	$10,113	$611	$8,263

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	14,750	11,784	9,227

Provision for loan loss and provision for doubtful accounts	22,064	24,825	—

Restructuring charge	(163)	6,630	—

Loss on disposal of property and equipment	688	—	—

Cumulative effect of accounting change	—	—	1,005

Deferred income taxes	1,443	(7,104)	322

Deferred revenue amortized	(2,182)	(3,077)	(3,485)

Changes in assets and liabilities:

Accounts receivable	(5,374)	2,110	(1,761)

Loans receivable	(24,894)	(20,516)	(13,152)

Prepaid expenses and other current assets	133	(7,606)	(824)

Inventories	5	431	93

Other assets	(4,453)	(816)	(321)

Accounts payable, accrued liabilities, and other liabilities	6,260	13,083	7,315

Net cash provided by operating activities	18,390	20,355	6,682

Cash flows from investing activities:

Purchases of property and equipment, net	(7,127)	(12,655)	(12,255)

Cost of net assets acquired	(1,177)	(35,841)	(11,359)

Investment in ePacific	—	—	(1,000)

Net cash used by investing activities	(8,304)	(48,496)	(24,614)

Cash flows from financing activities:

Net increase (decrease) in money order payable	(3,511)	6,441	5,147

Net borrowings (repayments) from revolving advances	(12,300)	14,800	54,900

Net borrowings (repayments) from term advances	(4,650)	34,500	8,000

Net borrowings (repayments) of notes payable	386	(258)	1,006

Payments of senior secured notes payable	(4,000)	(4,000)	(4,000)

Proceeds from stock options exercised	1,067	573	1,025

Purchase of treasury stock	—	(306)	(1,983)

Net cash provided (used) by financing activities	(23,008)	51,750	64,095

Net increase (decrease) in cash and cash equivalents	(12,922)	23,609	46,163

Cash and cash equivalents, beginning of year	129,186	105,577	59,414

Cash and cash equivalents, end of year	$116,264	$129,186	$105,577

Supplemental disclosures of cash flows information:

Interest paid	$12,292	$11,710	$7,373

Income taxes paid	$3,871	$5,739	$5,420

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Ace Cash Express, Inc. (the “Company”) was incorporated under the laws of the state of Texas in March 1982. The Company operates in one line of business with two segments (company-owned and franchised operations) and provides retail financial services, such as check-cashing; small, short-term consumer loans (including those made by Goleta National Bank); bill-payments; money orders; wire transfers; and other transactional services to customers for a fee. On June 30, 2002, the Company owned and operated 1,003 stores and had 184 franchised stores, for a total network of 1,187 stores in 35 states and the District of Columbia.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Revenue Recognition

Check cashing fees, bill-payment fees, money transfer services fees, money order fees, and all other transaction fees are recognized when the transaction is completed. Loan fees and interest are recognized ratably over the term of each loan. Revenue guarantees are recognized based on contractual terms. Any bonus or incentive payments are amortized over the term of the contract under which they are made. The Company acts in an agency capacity on many of its products, and therefore records the gross revenue less the cost remitted as revenue. See Franchise Accounting below in this Note 1 for a description of revenue recognition relative to franchises.

The components of revenue are as follows:

	Year Ended June 30,

	2002	2001	2000

	(in thousands)
Check cashing fees	$118,907	$105,479	$89,641

Loan fees and interest	74,197	54,771	17,872

Bill payment services	10,156	10,376	9,447

Money transfer services	10,998	10,270	8,944

Money order fees	7,554	7,245	7,032

Franchise revenues	2,199	2,257	2,537

Other fees	5,255	6,377	5,163

Total revenue	$229,266	$196,775	$140,636

Cash and Cash Equivalents

The Company considers all highly liquid investment securities purchased with an original maturity of three months or less from the date of purchase to be cash equivalents.

Accounts Receivable, Net

Accounts receivable, net, on the consolidated balance sheets as of June 30, 2002 and 2001 were $8.8 million and $3.6 million, respectively, and include the MoneyGram receivable and other miscellaneous receivables, net of an allowance for doubtful accounts of $1.0 million and $0.1 million as of June 30, 2002 and 2001, respectively.

Investments

The Company has an investment of $1 million in ePacific Incorporated (“ePacific”), a private company in the business of providing customized debit-card payment systems and electronic funds transfer processing services. This investment, which is carried at cost, is included in other non-current assets on the consolidated balance sheets. The Company purchased approximately 14% of the shares of ePacific’s Series A Convertible Preferred Stock during fiscal 2000.

Loans Receivable, Net

The Company is a party to a Master Loan Agency Agreement and ancillary agreements (the “Goleta Agreement”) with Goleta National Bank (“Goleta”), a national bank located in Goleta, California. Under the Goleta Agreement, which was first entered into in August 1999, the parties have developed and implemented an arrangement under which short-term loans made by Goleta (“Bank Loan”) are offered at most company-owned locations. Currently, a Bank Loan may be up to $500 and must be repaid or renewed in 14 days. Under the Goleta Agreement, the Company purchases from Goleta a participation representing 90% of each Bank Loan made on a previous day. Goleta determines the interest rate (and other terms) of the Bank Loans. Currently, a fee of $17 per $100 of Bank Loan is charged by Goleta for each 14-day period. As of June 30, 2002 and 2001, the gross receivable for the Company’s participation interests in Bank Loans was $27.3 million and $27.6 million, respectively.

Where the Bank Loans are not offered, and where legally permitted, the Company offers small, short-term loans, which are commonly referred to as “payday loans,” at its locations. The Company’s payday loan service or product consists of providing a customer cash in exchange for the customer’s check or an ACH authorization to debit the customer’s bank account, along with an agreement to defer the presentment or deposit of that check or the initiation of that ACH debit on the customer’s account, as the case may be, until the customer’s next payday. The amount of the customer’s check or ACH authorization is the amount of the cash provided to the customer plus a fee to the Company. The term of the deferral of the check presentment or ACH debit is typically two to four weeks. As of June 30, 2002 and 2001, the gross receivable for Payday Loans was approximately $2.3 million and $0.2 million, respectively.

In fiscal 2001, the Company established a loan loss provision for its participation interests in the Bank Loans. The Company’s policy for determining the loan loss provision is based on historical experience with the Bank Loans generally, as well as the results of management’s review and analysis of the payment and collection of the Bank Loans within the last fiscal quarter. The Company’s policy is to charge off its participation interests in all Bank Loans which are 180 days or more past due. Based on prior experience and collection analysis, during the third quarter of fiscal 2002, the Company changed its estimate of the percentage of participations in matured Bank Loans expected to be uncollectible from 8% to 7% for the quarter ended December 31, 2001 and from 8% to 6% for the quarter ended March 31, 2002. The impact of the change in estimate during the third quarter of fiscal 2002 was $2.6 million. The Company’s current policy is to provide for loan losses at 7% of participations in matured loans in the first, second and fourth fiscal quarters and 6% of participations in matured loans in the third fiscal quarter.

Loans receivable, net, on the consolidated balance sheets as of June 30, 2002 and 2001 were $17.4 million and $14.4 million, respectively. Loans receivable, net, includes receivables for the Company’s payday loans and the Company’s participation interest in the Bank Loans. In fiscal 2000, the Company accounted for the full amount of loans not paid on the due date as a loan loss in that period. In the first quarter of fiscal 2001, the Company established a loan loss allowance for its participation interests in the Bank Loans based on the Company’s prior experience with its payday loans. The losses resulting from borrowers’ nonpayment of Bank Loans occurred at a different rate than that originally anticipated, and as a result, in the third quarter of fiscal 2001, an additional loan loss provision of $8.5 million was established regarding the Company’s participation interests in Bank Loans.

The loan loss allowance of $12.2 million as of June 30, 2002 represented 41.3% of the gross loans receivable as of that date. Loan charge-offs for the fiscal years ended June 30, 2002 and 2001 were $23.1 million and $13.0 million, respectively.

Inventories

Inventories consist of unsold lottery tickets, postage stamps and other inventory. Lottery tickets and postage stamps are stated at purchase price and accounted for using the specific identification method. Other inventories are stated at cost and utilize the first-in, first-out method.

	June 30,

	2002	2001

	(in thousands)
Lottery tickets inventory	$310	$382

Postage stamp inventory	420	298

Other inventory	216	271

	$946	$951

Property and Equipment

Depreciation of property and equipment is based on the lesser of the estimated useful lives of the respective assets or the lease terms. The useful lives of property and equipment by class are as follows: store equipment and furniture and fixtures, four to ten years; leasehold improvements, ten years; signs, eight years; and other property and equipment, five to ten years. Depreciation is calculated on a straight-line basis.

Intangible Assets

The Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” effective July 1, 2001, and has identified two reporting units: (1) company-owned stores and (2) franchised stores. The franchised stores reporting unit has no intangible assets, and therefore it is not impacted by SFAS 142. The Company completed the first step of the two-step impairment test by obtaining an independent third-party appraisal of the fair value of the company-owned stores reporting unit as of July 1, 2001. The fair value of the company-owned stores reporting unit exceeded the carrying value, and as a result, the second step of the two-step impairment test was not required and no impairment loss has been recorded as of June 30, 2002. In accordance with SFAS 142, the Company discontinued recording goodwill amortization effective July 1, 2001. Covenants not to compete are amortized over the applicable period of the contract, generally ranging from two to five years.

As required, the Company adopted a new accounting standard, American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) 98-5, “Reporting on the Costs of Start-Up Activities,” effective July 1, 1999. This standard requires that previously capitalized start-up costs be recognized as a cumulative effect of change in accounting principle and expensed fully in the period of adoption. Start-up costs, net of tax, of $0.6 million were expensed in the first quarter ended September 30, 1999. On a pro forma basis, the Company’s net income would have been $8.9 million ($0.88 per share) for the year ended June 30, 2000 if this accounting change had been retroactively applied.

Deferred Borrowing Costs

Deferred borrowing costs are amortized over the term of their respective financing arrangement. Amortization expense related to deferred borrowing costs for the years ended June 30, 2002, 2001, and 2000 was $5.8 million, $0.9 million, and $0.4 million, respectively. The deferred borrowing cost balances for the years ended June 30, 2002 and 2001 were $0.7 million and $1.4 million, net of accumulated amortization of $7.4 million and $1.5 million, respectively. Deferred borrowing costs are reflected in other current and other non-current assets in the accompanying consolidated balance sheets.

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

Derivative Instruments and Hedging Activities

The Company’s objective in managing its exposure to fluctuations in interest rates is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates. To achieve this objective, the Company has entered into interest-rate swap agreements. The interest-rate swaps are derivative instruments related to forecasted transactions and are considered to hedge future cash flows. The effective portion of any gains or losses are included in accumulated other comprehensive income (loss) until earnings are affected by the variability of cash flows. Any ineffective portion is recognized currently into earnings. The cash flows of the interest-rate swaps are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the floating-rate revolving loan facility. If it becomes probable that a forecasted transaction will no longer occur, the interest-rate swap will continue to be carried on the balance sheet at fair value, and gains or losses that were deferred in accumulated other comprehensive income (loss) will be recognized immediately into earnings. If the interest-rate swaps are terminated prior to their expiration dates, any cumulative gains and losses will be deferred and recognized into earnings over the remaining life of the underlying exposure. If the hedged liabilities are to be sold or extinguished, the Company will recognize the gain or loss on the designated financial instruments currently into earnings.

The Company uses the cumulative approach to assess effectiveness of the cash flow hedges. The measurement of hedge ineffectiveness is based on the cumulative dollar offset method. Under this method, the Company compares the changes in the floating rate component of the cash flow hedge to the floating rate cash flows of the revolving loan facility. Changes in the fair value of the effective cash flow hedges are recorded in accumulated other comprehensive income (loss). The effective portion that has been deferred in accumulated other comprehensive income (loss) will be reclassified to earnings when the hedged items impact earnings.

The Company’s adoption of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as of July 1, 2000 resulted in a $648,000 credit to accumulated other comprehensive income (loss) for the cumulative effect of accounting change representing the transition adjustment. The associated underlying hedged liability has exceeded the notional amount for each of the Company’s interest-rate swaps throughout the existence of the interest-rate swap, and it is anticipated that it will continue to do so with respect to the remaining swap. The interest-rate swaps were and are based on the same index as their respective underlying debt. The interest-rate swaps were highly effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated other comprehensive income (loss) into earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness during the year ended June 30, 2002. The interest-rate swap resulted in an increase of interest expense of $3,109,000 for the year ended June 30, 2002 and a reduction of interest expense of $168,000 for the year ended June 30, 2001. The fair value of the interest-rate swaps increased by $233,000, net of tax, during the year ended June 30, 2002, and decreased by $1,959,000, net of tax, during the year ended June 30, 2001, which have been recorded in accumulated other comprehensive loss. The estimated net amount of existing loss expected to be reclassified into earnings during the next fiscal year is $1.1 million.

As indicated in Credit Facilities in Note 5, the Company expects the Credit Agreement will be renewed or replaced. If the revolving line-of-credit facility is not renewed or replaced with a facility with similar economic characteristics, the remaining deferred loss in accumulated other comprehensive loss will be recognized immediately into earnings.

Accumulated other comprehensive loss balances related to the interest-rate swaps are as follows:

					Change in
					Accumulated Other
					Comprehensive
		Accumulated Other Comprehensive			Income (Loss) for the
		Income (Loss) as of			Year Ended June 30,

	Notional	June 30,	June 30,	July 1,
Loan Facility	Amount	2002	2001	2000	2002	2001

		(in thousands)
Revolving advance	$33 million	$—	$—	$452	$—	$(452)

Revolving advance	$10 million	—	—	92		(92)

Revolving advance	$85 million (average)	(1,078)	(1,311)	(35)	233	(1,276)

Term advance	$9.4 million (average)	—	—	139	—	(139)

Total		$(1,078)	$(1,311)	$648	$233	$(1,959)

The accumulated other comprehensive loss as of June 30, 2002 and 2001, is net of a tax benefit of $737,000 and $892,000, respectively.

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

The following table presents the components of franchise fees recognized in revenues for the years ended June 30, 2002, 2001, and 2000:

	June 30,

	2002	2001	2000

	(in thousands)
Initial and optional fees	$320	$581	$1,090

Royalty fees	1,872	1,669	1,284

Other	7	7	163

Total franchise revenue	$2,199	$2,257	$2,537

Cash payments received under franchise agreements prior to the completion of the earnings process are deferred until the initial and optional fees are recognized in accordance with the preceding paragraph. As of June 30, 2002 and 2001, approximately $185,000 and $170,000, respectively, of deferred franchise fees are recorded in other current and other non-current liabilities in the accompanying consolidated balance sheets.

Income Taxes

The Company utilizes an asset and liability approach, and deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws. A valuation allowance would be recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recorded no valuation allowance as of June 30, 2002 or 2001.

Returned Checks

The Company charges operations for losses on returned checks in the period such checks are returned. Recoveries on returned checks are credited in the period when the recovery is received.

Software Development Costs

The Company expenses costs incurred in the preliminary project stages, and thereafter capitalizes costs incurred in the developing or obtaining, of internal use software, including external direct costs of materials and services, as well as payroll and payroll-related costs.

Earnings Per Share

Earnings per share have been computed based on the weighted average number of common and dilutive shares outstanding for the respective periods. Dilutive shares include employee and non-employee director stock options.

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, after adjusting for the dilutive effect of stock options. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share:

	Year Ended June 30,

	2002	2001	2000

	(in thousands)
Income before cumulative effect of accounting change (numerator)	$10,113	$611	$8,866

Reconciliation of denominator:

Weighted average number of common shares outstanding — basic	10,118	10,012	10,067

Effect of dilutive stock options	23	146	294

Weighted average number of common and dilutive shares outstanding – diluted	10,141	10,158	10,361

For fiscal years ending June 30, 2002, 2001, and 2000, options to purchase 1,275,818, 862,560, and 198,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of those options were greater than the average market price of the common stock; and therefore, the effect would be anti-dilutive.

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for trade receivables, trade payables, notes receivable, revolving advances, money order payable, and notes payable all approximate fair value. The carrying value and fair value of the interest-rate swap is ($1.8) million and is calculated using the forward market rates available as of June 30, 2002.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recently Issued Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a “component of an entity” (rather than a segment of a business). A component of an entity constitutes operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. SFAS 144 is effective for the Company beginning July 1, 2002, and management is currently reviewing and evaluating the effects this statement will have, if any, on the Company’s financial position and results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

The AICPA’s Accounting Standards Committee (AcSEC) issued Statement of Position 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” (“SOP 01-6”). SOP 01-6 provides guidance on accounting and reporting matters for entities that have trade receivables and entities that finance their customers’ purchases of goods and services using trade receivables. SOP 01-6 is effective for years beginning after December 15, 2001. SOP 01-6 will be effective for the Company beginning July 1, 2002, and management is currently reviewing and evaluating the effects this statement will have, if any, on the Company’s financial position and results of operations.

2.     OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that differentiate between company-owned and franchised stores. Company-owned store revenue is generated from store customer-transaction processing, and franchised store revenue is generated from the franchise fees charged for opening the store and on-going royalty fees. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Segment information for the years ended June 30, 2002, 2001, and 2000 was as follows:

	Company-
	owned	Franchised	Other	Total

	(in thousands, except for number of stores)
Year ended June 30, 2002:

Revenue	$227,067	$2,199	$—	$229,266

Gross margin	75,240	2,199	—	77,439

Region, headquarters, franchise expenses	(34,089)	(993)	—	(35,082)

Other depreciation and amortization	—	—	(7,570)	(7,570)

Interest expense	—	—	(14,934)	(14,934)

Other expenses	—	—	(2,827)	(2,827)

Income (loss) before taxes	$41,151	$1,206	$(25,331)	$17,026

Total assets	$262,781	$4,281	$—	$267,062

Number of stores	1,003	184	—	1,187

Year ended June 30, 2001:

Revenue	$194,518	$2,257	$—	$196,775

Gross margin	49,503	2,257	—	51,760

Region, headquarters, franchise expenses	(24,455)	(1,017)	—	(25,472)

Other depreciation and amortization	—	—	(5,087)	(5,087)

Interest expense	—	—	(12,016)	(12,016)

Restructuring charge	(7,710)		—	(7,710)

Other expenses	—	—	(458)	(458)

Income (loss) before taxes	$17,338	$1,240	$(17,561)	$1,017

Total assets	$273,196	$3,001	$—	$276,197

Number of stores	988	175	—	1,163

Year ended June 30, 2000:

Revenue	$138,099	$2,537	$—	$140,636

Gross margin	43,431	2,537	—	45,968

Region, headquarters, franchise expenses	(19,366)	(1,063)	—	(20,429)

Other depreciation and amortization	—	—	(3,798)	(3,798)

Interest expense	—	—	(6,123)	(6,123)

Other expenses	—	—	(955)	(955)

Income (loss) before taxes and cumulative effect of accounting change	$24,065	$1,474	$(10,876)	$14,663

Total assets	$217,456	$3,967	$—	$221,423

Number of stores	915	157	—	1,072

3.     RESTRUCTURING CHARGES — ACCELERATED STORE CLOSINGS

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

The following table reflects the components of the significant items reported as restructuring charges for the quarter ended March 31, 2001 and the accrual balance as of June 30, 2001 and June 30, 2002 (in millions):

	Fiscal 2001				Fiscal 2002

	Original			Accrual			Accrual
	Restructure			Balance			Balance
	Charge	Restructure	Write-offs/	as of	Restructure	Write-offs/	as of
	as of	Charge	Lease	June 30,	Charge	Lease	June 30,
	March 31, 2001	Adjustments	Settlements	2001	Adjustments	Settlements	2002

Net book value of tangible assets	$2.5	$—	($2.5)	$—	$—	$—	$—

Goodwill and covenants not to compete	2.6	—	(2.6)	—	—	—	—

Remaining lease obligations	2.8	(1.0)	(0.8)	1.0	(0.2)	(0.6)	0.2

Other, including store clean-up	0.8	—	(0.6)	0.2	—	—	0.2

Total	$8.7	($1.0)	($6.5)	$1.2	($0.2)	($0.6)	$0.4

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

The original restructuring charge of $8.7 million less the $1.0 million adjustment was recorded in other expenses in the fiscal year ended June 30, 2001, and an additional adjustment of $0.2 million was recorded in other expenses through the fiscal year ended June 30, 2002. The adjustments reflect a reduction in the estimate of lease payouts which resulted from the Company’s ability to negotiate favorable lease terminations. Since some of the leases will be paid out over their remaining terms, the Company anticipates that the estimated completion date for the remaining liabilities will be approximately June 2005.

4.     PRIOR FISCAL YEAR SIGNIFICANT ACQUISITION

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

Eleven of the acquired locations were in third-party grocery stores, operated under the “Handy Andy” name, in and around San Antonio, Texas. Following the foreclosure and sale of those grocery stores by the secured creditor of the grocery store operator, the Company instituted litigation against that creditor and its purchaser in January 2001 to maintain the Company’s right to operate in those locations. At a trial in April 2001, the court found that the lease agreement under which the Company claimed the right to occupy those 11 locations, which had been assigned to the Company by the sellers, was not enforceable under Texas law. The court therefore ordered the Company to vacate those 11 locations, which the Company did in June 2001. Because of the court’s finding, the Company made demand for indemnification from the sellers and their majority shareholders under the purchase agreement. When it appeared that further negotiations regarding the Company’s demand for indemnification would be unsuccessful, in November 2001 the Company filed a lawsuit against the sellers and their majority shareholders to recover the damages suffered in connection with, and as a result of, the lost 11 locations. In its complaint, the Company seeks actual damages in excess of $2 million. The defendants have filed an answer denying all of the Company’s material claims, and the Company and the defendants are conducting discovery in this lawsuit.

5.     FINANCING ARRANGEMENTS AND GUARANTEES

Senior Secured Notes Payable

The Company has outstanding $8 million, of the original $20 million, principal amount of 9.03% senior secured notes payable (“Senior Secured Notes”) issued to Principal Life Insurance Company (formerly known as Principal Mutual Life Insurance Company) (“Principal”) under a Note Purchase Agreement. The principal amount of the Senior Secured Notes is due in equal annual installments of $4 million each on November 15, through November 15, 2003. Interest payments are due semiannually, on May 15 and November 15, through November 15, 2003. There is $90,000 and $135,000 of accrued interest on the Senior Secured Notes as of June 30, 2002 and 2001, respectively, included in accrued liabilities in the accompanying consolidated balance sheets. For the years ended June 30, 2002, 2001, and 2000, there was $0.9 million, $1.2 million, and $1.6 million of interest expense, respectively, incurred on the Senior Secured Notes which is included in interest expense.

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

The Note Purchase Agreement contains certain restrictive covenants affecting the business and affairs of the Company and its subsidiaries. Those covenants address, among other things, the maintenance of specified financial ratios, the incurrence and payment of other indebtedness, the disposition of assets or of the ownership of any subsidiary of the Company, the grant or existence of other liens on the assets of the Company and its subsidiaries, and transactions between the Company or its subsidiaries and any of their affiliates. At June 30, 2002, the Company is in compliance with these restrictive covenants.

Credit Facilities

During the year ended June 30, 2002, the Company was a party to an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of banks (the “Lenders”), led by Wells Fargo Bank Texas, National Association (“Wells Fargo Bank”).

The Credit Agreement was amended three times during the fiscal year: (1) on November 8, 2001, to extend the maturity of the credit facilities until December 31, 2001, and to revise certain other terms; (2) on December 31, 2001, to extend the maturity of the credit facilities until April 30, 2002, and to revise certain other terms; and (3) on April 30, 2002, to extend the maturity of the credit facilities until October 31, 2002, and to revise certain other terms. The Company does not believe the borrowing limit nor the limit on future capital expenditures will adversely affect its operations during the extension period.

Until November 8, 2001, the two primary credit facilities available to the Company under the Credit Agreement were a revolving line-of-credit facility of $155 million and a term facility of $55 million, both available until November 8, 2001. Borrowings under the revolving line-of-credit facility were available for working capital and general corporate purposes, and borrowings under the term loan facility were available for store construction and relocation and other capital expenditures, including acquisitions, and refinancing other debt. In addition to the two primary credit facilities, the Company also had available under the Credit Agreement an additional 25-day revolving credit facility of up to $25 million from Wells Fargo Bank and certain of the other Lenders, and a standby letter-of-credit facility of up to $1.5 million from Wells Fargo Bank.

Until November 8, 2001, the Company’s borrowings under the revolving line-of-credit facility bore interest at a variable annual rate equal to, at the Company’s discretion, either the prime rate publicly announced by Wells Fargo Bank from time to time (the “Prime Rate”) or the London InterBank Offered Rate (“LIBOR”) plus 0.75%. The Company’s borrowings under the term facility bore interest at a variable annual rate equal to, at the Company’s discretion, either the Prime Rate plus 0.25%

or LIBOR plus 2.375% (but subject to adjustment quarterly within a range of 2.125% to 2.625% above LIBOR, depending on the Company’s debt-to-cash flow ratio). Interest was generally payable monthly, except on LIBOR-rate borrowings; interest on LIBOR-rate borrowings was payable every 30, 60, or 90 days, depending on the period selected by the Company. The Company also paid a commitment fee for each of these credit facilities. The commitment fee for the revolving line-of-credit facility was equal to 0.25% per annum of the average daily unused portion of that facility; and the commitment fee for the term facility varied within a range of 0.3% to 0.5% per annum of the average daily unused portion of that facility, depending on the Company’s debt-to-cash flow ratio.

On November 8, 2001, the Company entered into an amendment to the Credit Agreement, which was effective until December 31, 2001. That amendment:

•	Extended the Company’s revolving line-of-credit facility, temporary additional revolving advance facility, and letter-of-credit facility to December 31, 2001.

•	Converted the Company’s reducing revolving facility, which had been available for acquisitions and capital expenditures until November 9, 2003, to a term-loan facility expiring and maturing on December 31, 2001.

•	Authorized the Company’s borrowing of an additional $4 million under the term-loan facility for payment of the $4 million installment of principal due under the Senior Secured Notes of the Company on November 15, 2001.

•	Increased the interest rate on the revolving line-of-credit facility to a variable annual rate equal to, at the Company’s option, either the Prime Rate plus 1.75% or LIBOR plus 2.75%.

•	Increased the interest rate on the term-loan facility to a variable annual rate equal to, at the Company’s option, either the Prime Rate plus 2.25% or LIBOR plus 3.25%.

That amendment did not change any of the other material terms of the Credit Agreement.

On December 31, 2001, the Company entered into another amendment to the Credit Agreement, which was effective through April 30, 2002. That amendment:

•	Extended the Company’s $155 million revolving line-of-credit facility and $55 million term-loan facility to April 30, 2002.

•	Converted the Company’s $25 million temporary revolving advance facility, which had been available for only 25 days during a 12-month period, to a “seasonal” revolving credit facility available to the Company on a daily basis from January 1 until March 31, 2002; the interest rate on this facility was the Prime Rate plus 3%.

•	Increased the interest rate on the revolving line-of-credit facility to a variable annual rate equal to, at the Company’s option, either the Prime Rate plus 3% or LIBOR plus 4%.

•	Increased the interest rate on the term-loan facility to a variable annual rate equal to, at the Company’s option, either the Prime Rate plus 3% or LIBOR plus 4%.

•	Required the Company to pay the Lenders $3.5 million of principal of the outstanding term loan on February 28, 2002, and an additional $1.65 million of principal of the outstanding term loan on March 31, 2002; each such payment of principal had to be accompanied by the payment of all accrued interest on the outstanding principal of the term loan.

•	Required the Company to pay the Lenders the net proceeds over $1 million of any sale of the Company’s assets outside of the ordinary course of business, to be applied to reduce the outstanding seasonal revolving credit loans or, if no such loans were outstanding, the outstanding term loan.

•	Included covenants that restricted the Company from making, or agreeing or committing to make, any acquisition of stores, from entering into any additional lease agreements or opening any new stores, from spending amounts to construct or finish out any new stores other than the stores that the Company had committed to lease or construct or finish out as of December 31, 2001, or from making capital expenditures in excess of $2 million (in addition to the permitted new-store finish-out expenditures), in each case on or before April 30, 2002 without the Lenders’ prior written consent.

•	Included the Company’s obligation to pay commitment fees for the revolving line-of-credit and term-loan facilities of $1.05 million on each of January 1 and March 1, 2002, and a commitment fee for the seasonal revolving credit facility of $250,000 on March 31, 2002.

•	Included the Company’s obligation to pay the Lenders an additional commitment fee equal to 0.5% per annum of the average daily unused portion of the revolving line-of-credit and seasonal revolving credit facilities.

•	Included the Company’s obligation to pay the Lenders a fee equal to 0.5% of all of the credit facilities available to the Company (i.e., $1.175 million) if the Company sells, or enters into a binding agreement to sell, all or substantially all of its outstanding stock or assets, including by any merger, consolidation, share exchange, or other reorganization, on or before the maturity date of the credit facilities (as it may be extended) or within 120 days thereafter.

That amendment did not change any of the other material terms of the Credit Agreement.

On April 30, 2002, the Company entered into another amendment to the Credit Agreement, which is effective until October 31, 2002. That amendment:

•	Extended the maturity date for the Lenders’ $155 million revolving line-of-credit commitment and $49.85 million term-loan commitment from April 30, 2002 to October 31, 2002.

•	Reduced the maximum amount that the Company may borrow under the revolving line-of-credit facility to $130 million, subject to the previously applicable borrowing base.

•	Increased the interest rate on the term-loan facility to, and converted the previously applicable variable rate to a fixed rate of interest equal to, an annual rate of 9%.

•	Required the Company to pay the Lenders $1.0 million of principal of the outstanding term loan on April 30, 2002, and an additional $250,000 of principal of the outstanding term loan on the last business day of each calendar month ending before the maturity date; each such payment of principal must also be accompanied by the payment of all accrued interest on the outstanding principal of the term loan.

•	Reflected the expiration, as of March 31, 2002, of the “seasonal” revolving credit facility of $25 million.

•	Includes a covenant that restricts the Company from opening any new stores or entering into any new lease agreement for additional stores other than (1) completing construction and finish-out of five stores that the Company had committed to construct or finish-out as of December 31, 2001, and (2) opening ten other stores to replace stores closed in the ordinary course of business, if the capital expenditures for the completion and finish-out and the replacement of stores do not exceed $75,000 per store or a total of $750,000.

•	Includes a covenant that restricts the Company from making aggregate capital expenditures (other than those permitted for new or additional stores) in excess of $1.5 million without the Lenders’ prior written consent.

•	Required the Company to obtain the Lenders’ prior written consent to any settlement payment by the Company regarding any lawsuit against the Company in excess of $1.5 million.

•	Included the Company’s obligation to pay commitment fees for the revolving line-of-credit and term-loan commitments of $524,000 on April 30, 2002, $500,000 on July 1, 2002, and $1,024,000 on October 1, 2002.

In all other material respects, the terms of the Credit Agreement, as previously amended, remain in effect.

As of June 30, 2002, the Company had borrowed $97.5 million under its revolving line-of-credit facility and $48.4 million under its term-loan facility. The Prime Rate effective on June 30, 2002 was 4.75%, and LIBOR effective on that date was 1.84%.

To reduce its risk of greater interest expense because of interest-rate fluctuations, the Company has entered into interest-rate swap agreements, which effectively converted a portion of its floating-rate interest obligations to fixed-rate interest obligations, as described in Notes 1 and 5.

The following table provides summarized data related to the revolving advances under the Credit Agreement (“Revolving Advances”) and term advances and the previously effective reducing revolving advances under the Credit Agreement (collectively, “Term Advances”) as of June 30, 2002 and 2001:

	As of and for the Years Ended June 30,

	2002	2001	2002	2001

	Revolving Advances		Term Advances

	(dollars in thousands)
Balance	$97,500	$109,800	$48,350	$53,000

Interest expense	$5,868	$6,859	$3,602	$3,860

Accrued interest expense	$48	$29	$36	$580

Weighted average interest rate	5.19%	6.60%	6.90%	8.48%

Unused advance commitment fees	$166	$101	$17	$37

The Company is subject to various restrictive covenants stated in the Credit Agreement. These covenants, which are typical of those found in loan agreements of that kind, include restrictions on the incurrence of indebtedness from other sources, restrictions on advances to or investments in other persons or entities, restrictions on significant acquisitions, restrictions on the payment of dividends to shareholders or the repurchase of shares, and the requirement that various financial ratios be maintained. The Company has received the consent of the Lenders to implement the stock repurchase program described in Note 12. At June 30, 2002, the Company is in compliance with these restrictive covenants.

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

SSM Funding

The cash used for inventory in the Company’s self-service machines operating in the Company’s stores is obtained from the revolving facility provided by the Lenders under the Credit Agreement. The cash used for inventory in the Company’s 100 self-service machines located in the H&R Block offices during the 2002 tax season was obtained through an agreement with a bank entered into in January 2002. Under that agreement, the bank provided the Company with the use of the bank’s cash and related transportation and custodial services in exchange for fees paid by the Company; the fees varied in part depending on the extent of the Company’s use of the bank’s cash and related services. The inventory of cash in the machines, as well as the cashed checks deposited in the machines in exchange for that cash, constituted the assets only of the bank and were under the sole control of the bank. The Company did not borrow the cash or have any possession or control of the cash or the cashed checks. The Company finally received all of the check-cashing fees earned by it from those machines after the expiration of the agreement on April 15, 2002.

Notes Payable

Notes payable, related to acquired stores, normally bear interest at approximately 5%, and are due six months after the related acquisition. However, at June 30, 2002, of the four notes payable, three were non-interest-bearing notes, $720,000 dated May 24, 2000, $856,000 dated November 10, 2000, and $200,000 dated November 8, 2001. Two of these notes are payable in monthly installments of $20,000 and $23,778 until maturity on May 1, 2003 and November 1, 2003, respectively. The third note is payable in annual installments of $40,000 until maturity in October 2006. Interest was imputed on these notes at an interest rate of 5%, 6% and 8%, respectively. Notes payable were approximately $1.5 million and $1.1 million, respectively, as of June 30, 2002 and 2001. For the years ended June 30, 2002, 2001, and 2000, there was $100,000, $81,000, and $42,000, respectively, related to the acquisition notes payable which is included in interest expense.

The note payable of $856,000 is the escrowed portion of the total purchase price for the 107-store acquisition in November 2000, described in Note 4. In light of the Company’s pending lawsuit against the sellers and their majority shareholders, the Company has not authorized the monthly release of $23,778 from escrow since the monthly release in June 2001. (See Note 4.)

Debt Maturity Schedule

Scheduled maturities of debt for the years following June 30, 2002, including the Term Advance, Senior Secured Notes, and notes payable are as follows (in thousands):

Year Ending June 30:

2003	$53,497

2004	4,209

2005	33

2006	36

2007	39

$57,814

Money Order Agreement

In April 1998, the Company signed a money order agreement with Travelers Express Company, Inc. (“Travelers Express”), effective December 17, 1998. Under this five-year agreement, the Company exclusively sells Travelers Express money orders, which bear the Company’s logo. The Company also signed a five-year agreement with an affiliate of Travelers Express, effective in April 1998, to offer an electronic bill-payment service to the Company’s customers. Under these agreements, $5.0 million was to be received over the term of the agreement and $0.4 million remains unpaid at June 30, 2002. Payments are deferred and amortized on a straight-line basis over the five-year term of the agreements beginning January 1999. If the money order agreement is terminated under certain circumstances before the expiration of its five-year term, the Company will be obligated to repay a portion of the amounts received from Travelers Express. The money order agreement with Travelers Express does not allow an extended deferral of remittances of money order proceeds. The

Company’s payment and other obligations to Travelers Express under the money order agreement are secured by a subordinated lien on the Company’s assets. The deferred revenue balances as of June 30, 2002 and 2001, are $1.1 million and $1.8 million, respectively, and are included in other current and non-current liabilities in the accompanying consolidated balance sheets. Revenue of $1.0 million was recognized for each of the three years in the period ended June 30, 2002.

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

The Expired MoneyGram Agreement provided for a revenue guarantee on acquired stores for the conversion of wire transfer services to MoneyGram from another supplier. The amount of the guarantee was equivalent to the annual aggregate wire transfer revenue for the acquired stores derived from another supplier. The Existing MoneyGram Agreement (defined below) also provides for revenue guarantees. The amount of guarantee revenue, which represents the difference between the guarantee and the Company’s actual wire transfer service revenue from the acquired stores, for the fiscal years ended June 30, 2002, 2001, and 2000 was approximately $3.9 million, $3.3 million, and $2.0 million, respectively. Accounts receivable from MoneyGram related to these guarantees as of June 30, 2002 and 2001 was $0.9 million and $1.2, respectively.

Existing MoneyGram Agreement. In June 2000, the Company signed a Money Transfer Agreement with Travelers Express and MPS that became effective January 1, 2001 (the “Existing MoneyGram Agreement”). During the seven-year term of the Existing MoneyGram Agreement, the Company will exclusively offer and sell MoneyGram wire transfer services. Under the Existing MoneyGram Agreement (as under the Existing MoneyGram Agreement) the Company earns commissions for each transmission and receipt of money through the MoneyGram network effected at a Company location; those commissions will equal varying percentages of the fees charged by MPS to consumers for the MoneyGram services.

Under the Existing MoneyGram Agreement, the Company is receiving a total of approximately $12.5 million in bonuses, payable in equal monthly installments (without interest) over the seven-year term. The amount of those monthly installments will be subject to reduction if the Company closes or sells a significant number of those locations at which MoneyGram services are offered at the beginning of the Existing MoneyGram Agreement. In addition, the Company will be entitled to receive certain incentive bonuses regarding new MoneyGram service locations that it opens or acquires during the term of the Existing MoneyGram Agreement similar to those received under the Expired MoneyGram Agreement.

During the fiscal years ended June 30, 2002, 2001, and 2000, $2.5 million, $2.7 million, and $2.6 million, respectively, of revenue was recognized related to bonuses and incentive bonuses under the Expired MoneyGram Agreement and the Existing MoneyGram Agreement. The total deferred revenue related to these bonuses and incentive bonuses as of June 30, 2002 and 2001, was $4.2 million and $4.4 million, respectively and are included in other current and non-current liabilities in the accompanying consolidated balance sheets.

Derivative Instruments and Hedging Activities

To reduce its risk of greater interest expense because of floating-rate interest obligations under its credit facilities under the Credit Agreement, the Company entered into three interest-rate swap agreements with Bank of America and one interest-rate swap agreement with Wells Fargo Bank. Those agreements effectively converted a portion of the Company’s floating-rate interest obligations to fixed-rate interest obligations. With respect to the Revolving Advances, the first notional amount was $33 million for a two-year period that began January 4, 1999, the second notional amount was $10 million for a sixteen-month period that began September 3, 1999, and the third notional amount was an average of $62 million from November 1, 2000 through January 31, 2001, increased to an average of $85 million from February 1, 2001 to January 1, 2003. With respect to Term Advances, the notional amount was an average of $9.4 million from January 4, 1999 through January 3, 2001. The notional amounts were determined based on the Company’s minimum projected borrowings during calendar years 1999 through 2002. The fixed rate applicable to the notional amount of $33 million under the Revolving Advances was 5.14% for calendar year 1999 and 5.23% for calendar year 2000. The fixed rate applicable to the notional amount of $10 million under the Revolving advances was 5.25% for calendar year 1999 and 2000. The fixed rate applicable to the average notional amount of $62 million and $85 million, respectively, under the Revolving Advances was 6.945% for the period from November 1, 2000 through January 31, 2001, and is 6.045% for the period from February 1, 2001 through January 1, 2003. The fixed rate applicable to the notional amount under the Term Advances was 6.23% for calendar year 1999 and 6.38% for calendar year 2000. As of June 30, 2002, all interest-rate swap agreements had expired, except for one with respect to the Revolving Advances with an average notional amount of $85 million; that existing interest-rate swap had a fair value of ($1.8) million.

6.     OTHER EXPENSES

Other store expenses consisted of the following:

	Year Ended June 30,

	2002	2001	2000

	(in thousands)
Net returns and cash shortages	$10,390	$12,553	$9,038

Armored and security	7,708	7,442	5,607

Bank charges	5,207	3,972	3,415

Center supplies	3,995	3,832	2,617

Telephone	3,844	3,524	2,695

Self-service machine lease expense	1,309	105	—

Other	4,059	3,657	1,544

	$36,512	$35,085	$24,916

Other expenses consisted of the following:

	Year Ended June 30,

	2002	2001	2000

	(in thousands)
Legal	$1,984	$350	$640

Store closing expense	1,029	108	330

Restructure provision	(163)	7,710	—

Other	(23)	—	(15)

	$2,827	$8,168	$955

7.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

Other prepaid expenses and other current assets consisted of the following:

	June 30,

	2002	2001

	(in thousands)
Deferred tax asset	$6,900	$7,254

Deferred finance costs	322	673

Supplies	595	997

Other prepaid invoices	162	786

	$7,979	$9,710

8.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,

	2002	2001

	(in thousands)
Property and equipment, at cost:

Store equipment, furniture, and fixtures	$41,507	$38,490

Leasehold improvements	25,022	23,878

Signs	8,009	6,609

Other property and equipment	795	596

	75,333	69,573

Less – accumulated depreciation	(38,172)	(30,405)

	$37,161	$39,168

Depreciation expense was $8.3 million, $7.9 million, and $6.4 million in fiscal 2002, 2001, and 2000, respectively

9.     GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted SFAS 142 effective July 1, 2001, and has identified two reporting units: (1) company-owned stores and (2) franchised stores. The franchised stores reporting unit has no intangible assets, and therefore it is not impacted by SFAS 142. The Company completed the first step of the two-step impairment test by obtaining an independent third-party appraisal of the fair value of the company-owned stores reporting unit as of July 1, 2001. The fair value of the company-owned stores reporting unit exceeded the carrying value, and as a result, the second step of the two-step impairment test is not required and no impairment loss has been recorded as of June 30, 2002. In accordance with SFAS 142, the Company discontinued recording goodwill amortization effective July 1, 2001.

Transitional Disclosures

Net income and earnings per share, excluding the after-tax effect of amortization expense related to goodwill, for the years ended June 30, 2002, 2001 and 2000 are as follows:

	Year Ended June 30,

	2002	2001	2000

	(in thousands except per share amounts)
Reported net income	$10,113	$611	$8,263

Add back: Goodwill amortization, net of income taxes	—	1,390	1,707

Adjusted net income	$10,113	$2,001	$9,970

Basic earnings per share:

Reported earnings per share	$1.00	$0.06	$0.82

Add back: Goodwill amortization, net of income taxes	—	0.14	0.17

Adjusted earnings per share	$1.00	$0.20	$0.99

Diluted earnings per share:

Reported earnings per share	$1.00	$0.06	$0.80

Add back: Goodwill amortization, net of income taxes	—	0.14	0.16

Adjusted earnings per share	$1.00	$0.20	$0.96

Total intangible amortization expense for fiscal 2002, 2001, and 2000, respectively was $0.5 million, $3.0 million, and $2.4 million.

Acquisitions

The following table provides information concerning the acquisitions made during the years ended June 30, 2002, 2001 and 2000:

	Year Ended June 30,

	2002	2001	2000

	(in thousands, except number of stores and number of transactions)
Number of stores acquired	8	133	36

Number of transactions	4	5	8

Total purchase price	$1,412	$36,745	$11,324

Amounts allocated to:

Goodwill	$1,094	$33,917	$9,265

Covenants not to compete	65	1,285	686

Property and equipment	135	1,468	689

Other assets	118	75	684

Notes payable issued – current fiscal year	$955	$1,731	$2,097

Notes payable balance	1,464	1,078	1,336

Acquisitions during fiscal 2002 were not significant, individually or in the aggregate, to the Company’s consolidated financial position or statement of operations as of June 30, 2002 and for the year then ended.

Amortizable Intangible Assets

Covenants not to compete are as follows:

	June 30,

	2002	2001

	(in thousands)
Covenants not to compete, at cost	$2,687	$3,673

Less – accumulated amortization	(1,141)	(1,661)

	$1,546	$2,012

For the year ended June 30, 2002, $65,000 of covenants not to compete were acquired, offset by a reduction of $10,000 for stores closed. Covenants not to compete are amortized over the applicable period of the contract. The weighted-average amortization period is 5.6 years.

Amortization expense related to the covenants not to compete for the year ended June 30, 2002 and estimated for the five succeeding fiscal years are as follows:

Amortization Expense for Covenants Not to Compete

For the Year
Ended June 30,	Actual	Estimated

	(in thousands)
2002	$520

2003		$403

2004		343

2005		254

2006		136

2007		98

Intangible Assets Not Subject to Amortization

The carrying value of the Company’s goodwill is as follows:

	June 30,

	2002	2001

	(in thousands)
Goodwill — cost	$83,185	$82,062

Less – accumulated amortization	(8,170)	(8,170)

	$75,015	$73,892

There were no impairment losses for the year ended June 30, 2002.

10.     ACCOUNTS PAYABLE, ACCRUED LIABILITIES, AND OTHER LIABILITIES

Accounts payable, accrued liabilities and other current liabilities consisted of the following:

	June 30,

	2002	2001

	(in thousands)
Accrued salaries and benefits	$6,027	$3,728

Accounts payable – trade	5,329	8,241

Money transfer payable	3,545	2,677

Accrued legal	2,286	—

Deferred revenue	2,006	1,943

Interest-rate swap	1,815	1,469

Income taxes payable	1,716	—

Restructuring accrual	374	1,209

Interest payable	158	788

Other	5,256	3,248

	$28,512	$23,303

Other liabilities non-current consisted of the following:

	June 30,

	2002	2001

	(in thousands)
Deferred revenue	$3,529	$4,628

Deferred tax liabilities	151	—

Interest-rate swap	—	734

	$3,680	$5,362

11.     ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

A summary of comprehensive income (loss) for the years ended June 30, 2002 and 2001 is presented below:

	Year Ended June 30,

	2002	2001

	(in thousands)
Net income	$10,113	$611

Other comprehensive income (loss):

Unrealized gain (loss) on hedging instruments before tax (expense) benefit	388	(2,203)

Tax (expense) benefit	(155)	892

Unrealized gain (loss) on hedging instruments net of the tax (expense) benefit	233	(1,311)

Comprehensive income (loss)	$10,346	$(700)

Unrealized loss on hedging instruments for the year ended June 30, 2001 includes a $648,000 gain for the cumulative effect of accounting change representing a transition adjustment for the adoption of SFAS 133.

12.     SHAREHOLDERS’ EQUITY

Preferred Stock

Under the Company’s Certificate of Incorporation, the Board of Directors has the power to authorize the issuance of one or more classes or series of preferred stock and to fix the designations, powers, preferences and relative, participating, optional or other rights, if any, and the qualifications, limitations, or restrictions thereof, if any. At June 30, 2002, 2001, and 2000, one million shares of preferred stock were authorized with a par value of $1.00, none of which were issued and outstanding.

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

Employee Stock Option Plans. The Company sponsors the 1997 Stock Option Plan (as amended, the “Plan”) for eligible employees. The 1987 Stock Option Plan, expired during fiscal 1998 (though options granted thereunder continue to be effective in accordance with their terms), and the Company adopted the 1997 Stock Option Plan for eligible employees. There are 1,687,590 shares of Common Stock reserved for grants of options under these two plans. Options are granted at the sole discretion of the Board of Directors or its Compensation Committee to selected employees of the Company. Outstanding options are generally exercisable annually in installments over a three- to four-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire either at five or ten years after date of grant.

Had stock option compensation expense been determined consistent with the fair value method of measuring compensation expense under SFAS 123, the pro forma effect for fiscal 2002, 2001, and 2000 would have been a reduction in the

Company’s net income of approximately $1.3 million, $1.2 million, and $1.0 million, respectively, and a reduction in diluted earnings per share of approximately $.13, $.12, and $.09, respectively.

In determining the pro forma stock compensation expense, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2002, 2001, and 2000, respectively: expected volatility of 49%, 49%, and 46%; expected lives of 6.7, 5.1, and 4.3, years; risk-free interest rates of 4.6%, 3.3%, and 6.1%; and no expected dividends.

Exercise prices for employee options outstanding as of June 30, 2002, ranged from $7.90 to $18.00 (fair market value on dates of grant). The following table provides certain information with respect to stock options outstanding and exercisable at June 30, 2002, under the two employees’ stock option plans:

	Outstanding			Exercisable

		Weighted-	Weighted-		Weighted-
		average	average	Stock	average
	Stock options	exercise	remaining	options	exercise
Range of exercise prices	outstanding	price	contractual life	exercisable	price

Under $9.00	48,750	$8.35	9.2	5,624	$8.06

$9.01 – $10.80	480,477	9.56	8.8	63,861	9.39

$10.81 – $12.60	224,563	11.86	6.2	162,562	11.99

$12.61 – $14.40	364,323	13.47	6.9	209,534	13.47

$14.41 – $16.20	42,500	14.65	6.8	28,749	14.62

$16.21 – $18.00	126,250	17.08	7.5	63,125	17.08

	1,286,863	$11.93		533,455	$12.96

The weighted average fair value of options granted during the years ended June 30, 2002, 2001, and 2000, calculated using the Black-Scholes option pricing model, was approximately $5.28 per share, $4.81 per share, and $6.87 per share, respectively.

The following table summarizes stock option activity under the two employees’ stock option plans:

				Weighted
			Available	Average
	Reserved	Outstanding	for Grant	Price

Shares at July 1, 1999	1,204,289	796,988	407,301	$10.42

Increase in shares reserved for options	315,000	—	315,000	—

Exercised	(110,435)	(110,435)	—	6.65

Canceled	(4,775)	(102,729)	97,954	13.46

Granted	—	474,486	(474,486)	15.09

Shares at June 30, 2000	1,404,079	1,058,310	345,769	12.60

Increase in shares reserved for options	500,000	—	500,000	—

Exercised	(73,476)	(73,476)	—	5.88

Canceled	(2,150)	(233,091)	230,941	12.97

Granted	—	469,698	(469,698)	10.21

Shares at June 30, 2001	1,828,453	1,221,441	607,012	12.05

Exercised	(95,218)	(95,218)	—	7.39

Canceled	(45,645)	(179,362)	133,717	10.77

Granted	—	340,002	(340,002)	9.58

Shares at June 30, 2002	1,687,590	1,286,863	400,727	$11.93

Non-employee Director Stock Option Plan. In 1995, the Board of Directors and the shareholders of the Company approved the nonqualified non-employee director stock option plan. The purpose of this plan is to permit the Company to grant options to the Company’s outside directors as part of their compensation. The plan originally had 135,000 shares reserved for issuance and in November 1998, an amendment was approved to increase the number of shares to 260,000. Outstanding options are generally exercisable annually in installments over a three-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire five years after date of grant.

Had stock option compensation expense been determined consistent with the fair value method of measuring compensation expense under SFAS 123, the pro forma effect for fiscal 2002, 2001, and 2000 would have been a reduction in the Company’s net income of approximately $78,000, $118,000, and $85,000, respectively, and a reduction in diluted earnings per share of approximately $.01 for each of the fiscal years 2002, 2001 and 2000.

In determining the pro forma stock compensation expense, the fair value of each non-employee director option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2002, 2001, and 2000, respectively: expected volatility of 49%, 49%, and 46%; expected lives of 5.0, 5.0, and 4.9 years; risk-free interest rates of 4.6%, 3.3%, and 6.1%; and no expected dividends.

Exercise prices for non-employee director options outstanding as of June 30, 2002, ranged from $9.09 to $16.38 (fair market value on dates of grant). The following table provides certain information with respect to stock options outstanding and exercisable at June 30, 2002 under the non-employee director stock option plan:

	Outstanding			Exercisable

		Weighted-	Weighted-		Weighted-
		average	average	Stock	average
	Stock options	exercise	remaining	options	exercise
Range of exercise prices	outstanding	price	contractual life	exercisable	price

Under $10.80	25,000	$9.09	4.4	—	—

$10.81 – $12.60	63,250	11.78	2.1	46,580	$12.06

$12.61 – $14.40	20,000	13.25	1.4	20,000	13.25

$16.21 – $18.00	20,000	16.38	2.4	13,332	16.38

	128,250	$12.20	2.5	79,912	$13.08

The weighted average fair value of options granted during the years ended June 30, 2002, 2001, and 2000, calculated using the Black-Scholes option pricing model, was approximately $4.37 per share, $5.27 per share, and $7.90 per share, respectively.

The following table summarizes stock option activity under the non-employee director stock option plan:

				Weighted
			Available	Average
	Reserved	Outstanding	for Grant	Price

Shares at July 1, 1999	244,250	101,000	143,250	$9.08

Exercised	—	—	—	—

Canceled	—	—	—	—

Granted	—	20,000	(20,000)	16.38

Shares at June 30, 2000	244,250	121,000	123,250	10.28

Exercised	(15,750)	(15,750)	—	4.11

Canceled	—	—	—	—

Granted	—	36,250	(36,250)	11.31

Shares at June 30, 2001	228,500	141,500	87,000	$11.23

Exercised	(38,250)	(38,250)	—	6.58

Canceled	—	—	—	—

Granted	—	25,000	(25,000)	9.09

Shares at June 30, 2002	190,250	128,250	62,000	$12.20

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase from time to time of up to approximately $5 million of the Company’s common stock in the open market or in negotiated transactions. This stock repurchase program will remain in effect unless discontinued by the Board of Directors. Though no shares were purchased during fiscal 2002, as of June 30, 2002, the Company had repurchased 211,400 shares at an average price of $12.81 per share.

13.     INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended June 30,

	2002	2001	2000

	(in thousands)
Current -

Federal income tax	$4,709	$6,323	$4,212

State income tax	761	1,187	861

	5,470	7,510	5,073

Deferred -

Federal income tax	1,174	(6,139)	289

State income tax	269	(965)	33

	1,443	(7,104)	322

	$6,913	$406	$5,395

The net deferred tax asset consists of the following:

	June 30,

	2002	2001

	(in thousands)
Gross assets	$10,653	$11,855

Gross liabilities	(3,905)	(3,665)

Net deferred tax asset	$6,748	$8,190

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	June 30,

	2002	2001

	(in thousands)
Loan loss provision	$4,885	$5,419

Accrued liabilities and other	1,564	1,040

Deferred revenue	2,125	2,435

Depreciation and amortization	(2,552)	(1,596)

Interest-rate swap	726	892

	$6,748	$8,190

The provisions for taxes on income as reported differ from the tax provision computed by applying the statutory federal income tax rate of 35% in 2002 and 34% in each of 2001 and 2000 as follows:

	Year Ended June 30,

	2002	2001	2000

	(in thousands)
Federal income tax provision on income at statutory rate	$5,959	$346	$4,644

State taxes, net of federal benefit	928	63	611

Amortization of goodwill	—	112	109

Other	26	(115)	31

Income tax provision	$6,913	$406	$5,395

14.     COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable operating leases. Most of the Company’s facility leases contain options that allow the Company to renew leases for periods that generally range from three to nine years. At June 30, 2002, future minimum rental payments under existing leases were as follows (in thousands):

Year Ending June 30,:
2003	$18,043

2004	13,810

2005	8,264

2006	4,103

2007	2,268

Thereafter	1,327

$47,815

Lease expense was approximately $19.2 million, $17.9 million, and $14.9 million, for the years ended June 30, 2002, 2001, and 2000, respectively.

Goleta Relationship

The Company understands that the Office of the Comptroller of the Currency (the “OCC”) has expressed strong reservations about Goleta’s short-term loan program and its contractual relationship with the Company, under which the Bank Loans are offered at most of the Company’s locations. Representatives of the Company and Goleta have had discussions with representatives of the OCC about the OCC’s particular concerns regarding the Bank Loans and the actions that might be taken to address those concerns. The Company believes that some significant modifications of the current policies and procedures regarding the Bank Loans and the Company’s relationship with Goleta may be required to address the OCC’s concerns. But until those modifications can be identified, the Company cannot determine whether the modifications might be material to the Company’s loan-related business and revenue. The OCC possesses extensive regulatory authority in determining how, or even if, Goleta’s short-term loan program and its relationship with the Company will continue.

Credit Agreement

The Company expects that its current credit agreement, which is scheduled to expire on October 31, 2002, will be renewed or replaced. The Company continues to pursue its proposed private placement of $50 million to $75 million of senior secured debt securities, with the objective to revise its existing bank indebtedness and credit facilities. If the Company is unable to obtain capital from one or more other sources to achieve its objective by October 31, 2002, it may be required to attempt to obtain a further renewal or extension of its existing credit facilities from the Lenders. The Company cannot give any assurance that its proposed private placement will be completed, that it will be able to obtain additional debt capital from any other source, or that its existing credit facilities will be renewed or extended on terms that are acceptable to the Company, or at all.

Pending Legal Proceedings

The Company is a defendant in a number of lawsuits and state regulatory proceedings regarding its loan-related activities, and particularly its services as agent for Goleta regarding the Bank Loans offered at most of the Company’s locations. A key issue in those proceedings regarding the Bank Loans is whether Goleta or the Company is properly regarded as the lender. If the Company, rather than Goleta, were held to be the lender, then the terms of the Bank Loans, and the Company’s activities in connection with those Bank Loans, would likely violate usury and other consumer-protection laws in certain states and, accordingly, the Company would likely become obligated to pay damages and other relief that could significantly impair the Company’s financial condition and financial resources. The Company and Goleta, however, strongly maintain that Goleta, and not the Company, is the lender of the Bank Loans. The Company expects that its defense of all of these proceedings will continue to require the expenditure of significant amounts for legal fees and other costs and the substantial time and attention of certain of its senior officers.

15.     EMPLOYEE BENEFITS PLANS

The Company has a 401(k) savings plan (the “Benefit Plan”) on behalf of its employees. Employees may contribute up to 20% of their annual compensation to the Benefit Plan, subject to statutory maximums. The Benefit Plan provides a matching of 25% of employee contributions made to the Benefit Plan. The Company’s matching contributions for the Benefit Plan were approximately $229,000, $219,000, and $217,000 for the years ended June 30, 2002, 2001, and 2000, respectively.

Effective July 1, 2001, the Company established an executive non-qualified deferred compensation plan (the “Executive Benefit Plan”). Company executives may contribute up to 25% of their annual compensation to the Executive Benefit Plan. The Executive Benefit Plan provides a match of 25% of employee contributions up to the current 401(k) savings plan deferral limit. The Company’s matching contributions for the Executive Benefit plan was approximately $24,000 for the year ended June 30, 2002.

16.     RELATED PARTY TRANSACTIONS

In fiscal 2000, the Company invested a total of $1 million in ePacific, a private company in the business of providing customized debit-card payment systems and electronic funds transfer processing services. ePacific, formerly a controlled subsidiary of Goleta, provides the debit-card system and processing services to Goleta to enable it to make the Bank Loans described above in Note 1, Summary of Significant Accounting Policies – Loans Receivable, Net. For the fiscal year ended June 30, 2002, 2001 and 2000, the Company purchased 150,000, 484,000 and 110,000 debit-cards for a total of $0.5 million, $1.5 million and $0.3 million, respectively.

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

17.     LEGAL SETTLEMENTS

The Company provided $2.0 million, $0.4 million, and $0.6 million, respectively, for the settlement of lawsuits in its financial statements for the years ended June 30, 2002, 2001 and 2000 to satisfy its settlement obligations. In the year ended June 30, 2002, the Company entered into agreements to settle lawsuits against the Company or resolution of regulatory proceedings in Colorado ($1.4 million), Indiana ($0.4 million), and Maryland ($0.2 million).

18.     SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the fiscal years ended June 30, 2002, 2001, and 2000, are as follows:

	Unaudited

	Three Months Ended
					Year Ended
	Sept 30	Dec 31	Mar 31	June 30	June 30

	(in thousands, except per share amounts)
2002:

Revenues	$51,910	$54,662	$68,091	$54,603	$229,266

Net income	1,989	1,995	4,170	1,959	10,113

Diluted earnings per share	.20	.20	.41	.19	1.00

2001:

Revenues	$40,238	$45,100	$60,193	$51,244	$196,775

Net income (loss)	1,386	1,997	(4,155)	1,383	611

Diluted earnings (loss) per share	.14	.20	(.41)	.13	.06

2000:

Revenues	$30,588	$32,284	$41,337	$36,427	$140,636

Income before cumulative effect of accounting change	1,022	1,403	5,177	1,264	8,866

Diluted earnings per share before cumulative effect of accounting change	.10	.14	.51	.11	.86

Net income	419	1,403	5,177	1,264	8,263

Diluted earnings per share	.04	.14	.51	.11	.80

The Company’s business is seasonal because of the impact of cashing tax refund checks. The impact of this service is in the third and fourth quarter of the Company’s fiscal year.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders,
Ace Cash Express, Inc.:

In connection with our audit of the consolidated financial statements of Ace Cash Express, Inc. and Subsidiaries referred to in our report dated August 26, 2002, which is included in Part IV of this Form 10-K, we have also audited Schedule II for the year ended June 30, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein. The information presented in this schedule for the years ended June 30, 2001 and 2000, were audited by other auditors who have ceased operations. These auditors expressed an unqualified opinion on this schedule in their report dated August 13, 2001.

GRANT THORNTON LLP

Dallas, Texas,
August 26, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Ace Cash Express, Inc. filing on Form 10-K for the year ended June 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing of Form 10-K. The consolidated balance sheet at June 30, 2000, and the consolidated statements of earnings, shareholders’ equity and cash flows for the year ended June 30, 1999 have not been included in the accompanying financial statements.

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

Schedule II – Valuation and Qualifying Accounts is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Dallas, Texas
August 13, 2001

ACE CASH EXPRESS, INC. AND SUBSIDIARIES (a)

Schedule II – Valuation and Qualifying Accounts
(in millions)

			Additions

	Balance	Charged				Balance
	at	to costs	Charged			at
	beginning	and	to other			end of
Description	of period	expenses	accounts	Deductions		period

June 30, 2002:

Loan loss provision	$13.4	$21.9	$—	$(23.1)		$12.2

Restructure reserve	$1.2	$(0.2)	$—	$(0.6)		$0.4

June 30, 2001:

Loan loss provision	$—	$24.8	$1.6 (b)	$(13.0)		$13.4

Restructure reserve	$—	$8.7	$—	$(7.5	) (c)	$1.2

June 30, 2000:

Loan loss provision	$—	$—	$—	$—		$—

Restructure reserve	$—	$—	$—	$—		$—

(a)	This schedule should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto.

(b)	In connection with the establishment of the loan loss provision, $1.6 million was reserved for loans re-established.

(c)	Includes $6.5 million of costs associated with the write-off of goodwill and covenants not to compete, fixed asset and inventory disposals, and lease terminations related to store closings and impairments, and $1.0 million adjustment related to the Company’s estimate of remaining lease obligations.

Index to Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Company, as amended through January 31, 1998. (Included as Exhibit 3.6 to the Company’s Form 10-Q as of December 31, 1997 (Commission File Number 0-20774) and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of the Company, as amended through January 31, 1998. (Included as Exhibit 3.7 to the Company’s Form 10-Q as of December 31, 1997 (Commission File Number 0-20774) and incorporated herein by reference.)

3.3	Certificate of Amendment to the Company’s Bylaws dated January 3, 2000. (Included as Exhibit 3.3 to the Company’s Form 10-Q as of December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.)

4.1	Form of Certificate representing shares of Registrant’s Common Stock. (Included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-53286) (the “Registration Statement”) and incorporated herein by reference.)

10.1	Ace Cash Express, Inc. 1987 Stock Option Plan, as amended (including form of Incentive Stock Option Agreement). (Included as Exhibit 10.1 to the Registration Statement and incorporated herein by reference.)#

10.2	1992 Master Agreement dated October 14, 1992 (the “Money Order Agreement”) between the Company and American Express Travel Related Services Company, Inc. (the “Money Order Supplier”). (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934) (Included as Exhibit 10.4 to the Registration Statement and incorporated herein by reference.)

10.3	Agreement Regarding Stock Pledges dated as of November 20, 1992, between the Company and the shareholders pledging shares of Common Stock to secure the performance of the Company’s obligations under the Money Order Agreement. (Included as Exhibit 10.7 to the Registration Statement and incorporated herein by reference.)

10.4	Lease Agreement dated October 1, 1987, between the Company and Greenway Tower Joint Venture, as amended by First Amendment to Lease Agreement dated April 29, 1988, Second Amendment to Lease Agreement dated August 24, 1988, Third Amendment to Lease Agreement dated December 29, 1988 and Fourth Amendment to Lease Agreement dated January 29, 1991. (Included as Exhibit 10.8 to the Registration Statement and incorporated herein by reference.)

10.5	First Amendment to the Money Order Agreement dated December 1, 1992, between the Company and the Money Order Supplier. (Included as Exhibit 10.9 to the Registration Statement and incorporated herein by reference.)

10.6	Agreement for Purchase and Sale of Stock Assets dated January 2, 1992, between T.J. Martin (“Martin”) and R.C. Hemmig (“Hemmig”). (Included as Exhibit 10.10 to the Registration Statement and incorporated herein by reference.)

10.7	Option to Repurchase, dated January 2, 1992, in favor of Hemmig. (Included as Exhibit 10.12 to the Registration Statement and incorporated herein by reference.)

10.8	Irrevocable Proxy of Martin dated January 2, 1992 in favor of Hemmig. (Included as Exhibit 10.13 to the Registration Statement and incorporated herein by reference.)

10.9	Letter Agreement between First Data Corporation and the Company dated December 6, 1993, amending the First Amendment to the Money Order Agreement. (Included as Exhibit 10.9 to the Company’s Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)

10.10	Fifth Amendment to Lease Agreement dated June 13, 1994, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.10 to the Company’s Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)

Exhibit
Number	Description

10.11	Asset Purchase Agreement dated November 22, 1993, among the Company, sole proprietor, limited partnership, and general partnerships that conduct business under the name “Mr. Money Check Cashers” (the “Sellers”), general partners of the partnership sellers (the “General Partners”), and an individual agent for the Sellers and the General Partners (the “Agent”). (Included as Exhibit 2.1 in the Company’s Form 8-K filed on December 7, 1993 (Commission File Number 0-20774) and incorporated herein by reference.)

10.12	Food Stamp Sub-Contract Agreement dated November 22, 1993, between the Company and the Agent. (Included as Exhibit 2.2 to the Company’s Form 8-K filed on December 7,1993 (Commission File Number 0-20774) and incorporated herein by reference.)

10.13	Ace Cash Express, Inc. 401(k) Profit Sharing Plan, adopted July 1, 1994. (Included as Exhibit 10.13 to the Company’s Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.14	Ace Cash Express, Inc. Deferred Compensation Plan, adopted July 1, 1994. (Included as Exhibit 10.14 to the Company’s Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.15	Asset Purchase Agreement dated June 27, 1995, among the Company and Quick Cash, Inc., Q.C. & G. Financial, Inc., David Christenholz and Gloria Guerra-Leyva. (Included as Exhibit 2.1 to the Company’s Form 8-K filed on July 11, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.16	Escrow Agreement dated June 27, 1995, among the Company, Quick Cash, Inc., Q.C. & G. Financial, Inc., David Christenholz, Gloria Guerra-Leyva, and Bank One, Arizona, NA, as escrow agent. (Included as Exhibit 2.2 to the Company’s Form 8-K filed on July 11, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.17	Promissory Note dated June 27, 1995, of the Registrant in favor of the Money Order Supplier. (Included as Exhibit 2.3 to Form 8-K filed on July 11, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.18	Second Amendment to the Money Order Agreement dated September 8, 1995, between the Company and the Money Order Supplier. (Included as Exhibit 10.18 to the Company’s Form 10-K as of June 30, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.19	Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan dated March 27, 1995. (Included as Exhibit 10.19 to the Company’s Form 10-K as June 30, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.20	Letter Agreement dated July 13, 1995, between First Data Corporation and the Company amending the Money Order Agreement. (Included as Exhibit 10.20 to the Company’s Form 10-K as of June 30, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.21	Letter Agreement dated February 1, 1996, between the Company and the Money Order Supplier amending the Money Order Agreement. (Included as Exhibit 10.21 to the Company’s Form 10-Q as of December 31, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.22	1996 MoneyGram Master Agreement dated February 1, 1996, between the Company and the Money Order Supplier (the “MoneyGram Agreement”). (Included as Exhibit 10.22 to the Company’s Form 10-Q as of December 31, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)

10.23	Agreement and Plan of Merger dated October 13, 1995, among the Company, Check Express, Inc., and Ace Acquisition Corporation. (Included as Exhibit 2.1 to the Company’s Form 8-K filed on February 16, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.24	Amendment (to Agreement and Plan of Merger) dated December 20, 1995, among the Company, Check Express, Inc., and Ace Acquisition Corporation. (Included as Exhibit 2.2 to the Company’s Form 8-K filed on February 16, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.25	Sixth Amendment to Lease Agreement dated February 1, 1996, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.25 to the Company’s Form 10-Q as of March 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

Exhibit
Number	Description

10.26	1996-A Amendment to the MoneyGram Agreement dated March 21, 1996, between the Company and the Money Order Supplier. (Included as Exhibit 10.26 to the Company’s Form 10-K as of June 30, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.27	1996-B Amendment to the MoneyGram Agreement dated June 27, 1996, between the Company and the Money Order Supplier. (Included as Exhibit 10.27 to the Company’s Form 10-K as of June 30, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.28	Note Purchase Agreement dated November 15, 1996, between the Company and Principal Life Insurance Company. (Included as Exhibit 10.28 to the Company’s Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.29	Form of 9.03% Senior Secured Notes due November 15, 2003. (Included as Exhibit 10.29 to the Company’s Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.30	Collateral Trust Agreement dated November 15, 1996, among the Company and the Money Order Supplier, Principal Life Insurance Company, and Wilmington Trust Company. (Included as Exhibit 10.30 to the Company’s Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.31	Assignment of Deposit Accounts and Security Agreement dated November 15, 1996, between the Company and Wilmington Trust Company. (Included as Exhibit 10.31 to the Company’s Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.32	Third Amendment to the Money Order Agreement dated November 15, 1996, between the Company and the Money Order Supplier. (Included as Exhibit 10.32 to the Company’s Form 10-Q as of December 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.33	Amendment No. 1 to the Ace Cash Express 401K Profit Sharing Plan effective January 1, 1998. (Included as Exhibit 10.33 to the Company’s Form 10-Q as of March 31, 1998 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.34	Amendment No. 1 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.34 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.35	Amendment No. 2 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.35 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.36	Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit A to the Company’s Proxy Statement for the 1997 Annual Meeting of Shareholders (Commission File No. 0-20774) and incorporated herein by reference.)#

10.37	Amendment No. 1 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.37 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.38	Form of Change-in-Control Executive Severance Agreement between the Company and each of its three executive officers. (Included as Exhibit 10.38 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.39	Money Order Agreement dated as of April 16, 1998, but effective as of December 16, 1998, between the Company and Travelers Express Company, Inc. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934). (Included as Exhibit 10.39 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)

10.40	Credit Agreement dated as of July 31, 1998, but effective as of December 16, 1998, among the Company, Wells Fargo Bank (Texas), National Association, as agent (the “Credit Agent”), and the lenders named therein, with Exhibits A and B thereto and Schedules 2.01(a) and 2.01(b) thereto. (Included as Exhibit 10.40 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)

Exhibit
Number	Description

10.41	Amended and Restated Collateral Trust Agreement dated as of July 31, 1998, but effective as of December 16, 1998, among the Company, the Credit Agent, Travelers Express Company, Inc., Principal Life Insurance Company (formerly known as Principal Mutual Life Insurance Company), and Wilmington Trust Company. (Included as Exhibit 10.41 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)

10.42	Amended and Restated Assignment of Deposit Accounts and Security Agreement dated as of July 31, 1998, but effective as of December 16, 1998, between the Company and Wilmington Trust Company. (Included as Exhibit 10.42 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)

10.43	First Amendment to Credit Agreement dated as of December 16, 1998, among the Company, the Credit Agent, and the lenders named therein, with Schedules 2.01(a) and 2.01(b) thereto. (Included as Exhibit 10.43 to the Company’s Form 8-K filed on December 23, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)

10.44	Amendment No. 3 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.44 to the Company’s Form 10-Q as of December 31, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.45	Amendment No. 2 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.45 to the Company’s Form 10-Q as of December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.46	Second Amendment to Credit Agreement dated as of December 15, 1999, among the Company, the Credit Agent , and the lenders named therein, with Schedules 2.01(a) and 2.01(b) thereto. (Included as Exhibit 10.46 to the Company’s Form 10-Q as of December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.)

10.47	Master Loan Agency Agreement dated as of August 11, 1999, between the Company and Goleta National Bank. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.47 to the Company’s Form 10-K as of June 30, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)

10.48	Money Transfer Agreement dated as of June 30, 2000, among the Company, Travelers Express Company, Inc., and MoneyGram Payment Systems, Inc. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.48 to the Company’s Form 10-K as of June 30, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)

10.49	Change-in-Control Executive Severance Agreement dated as of August 17, 2000, between the Company and Debra A. Bradford. (Included as Exhibit 10.49 to the Company’s Form 10-K as of June 30, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.50	Amendment No. 3 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.50 to the Company’s Form 10-Q as of December 31, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.51	Amended and Restated Credit Agreement dated November 9, 2000, among the Company, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein with the Schedules (other than the Company’s disclosure schedules) and the Exhibits thereto. (Included as Exhibit 10.1 to the Company’s Form 8-K dated November 9, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)

10.52	Asset Purchase Agreement dated November 10, 2000, among the Company, Check Cashiers of Arizona, Inc., Check Cashiers of California, Inc., Corpus Christi Check Cashiers, Inc., U.S. Money Order Company, Inc., Valley Check Cashiers, Inc., Morris Silverman, and Jeffrey D. Silverman. (Included as Exhibit 2.1 to the Company’s Form 8-K dated November 10, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)

10.53	Escrow Agreement dated November 10, 2000, among the Company, Check Cashiers of Arizona, Inc., Check Cashiers of California, Inc., Corpus Christi Check Cashiers, Inc. U.S. Money Order Company, Inc., Valley Check Cashiers, Inc., and Chicago Title Insurance Company, as Escrow Agent. (Included as Exhibit 2.2 to the Company’s Form 8-K dated November 10, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)

Exhibit
Number	Description

10.54	Form of Amendment to Change-in-Control Executive Severance Agreement between the Company and each of its four senior executive officers (Donald H. Neustadt, Jay B. Shipowitz, Raymond E. McCarty, and Debra A. Bradford) dated as of January 3, 2001. (Included as Exhibit 10.51 to the Company’s Form 10-Q as of March 31, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.55	Amendment Number 1 to Master Loan Agency Agreement, with the corresponding Amendment Number 1 to Master Loan Participation Agreement and Amendment Number 1 to Schedule of Interest and Fees, dated of March 29, 2001, between the Company and Goleta National Bank. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.52 to the Company’s Form 10-Q as of March 31, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)

10.56	Change-in-Control Executive Severance Agreement dated as of May 15, 2001, between the Company and Barry M. Barron. (Included as Exhibit 10.56 to the Company’s Form 10-K as of June 30, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.57	Amendment Number 2 to Master Loan Agency Agreement, with the corresponding Amendment Number 2 to Master Loan Participation Agreement, dated of June 30, 2001, between the Company and Goleta National Bank. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.57 to the Company’s Form 10-K as of June 30, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)

10.58	Change-in-Control Executive Severance Agreement dated as of July 16, 2001, between the Company and Joe W. Conner. (Included as Exhibit 10.58 to the Company’s Form 10-K as of June 30, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.59	First Amendment to Amended and Restated Credit Agreement dated February 21, 2001, by and among the Company, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein, with the Schedules and the Exhibits thereto. (Included as Exhibit 10.59 to the Company’s Form 10-Q as of September 30, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)

10.60	Second Amendment to Amended and Restated Credit Agreement dated November 8, 2001, by and among the Company, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein, with the Schedules and the Exhibits thereto. (Included as Exhibit 10.60 to the Company’s Form 10-Q as of September 30, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)

10.61	Third Amendment to Amended and Restated Credit Agreement dated December 31, 2001, by and among the Company, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein, with the Schedules and the Exhibits thereto. (Included as Exhibit 10.1 to the Company’s Form 8-K filed on January 4, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)

10.62	Second Amendment to Amended and Restated Collateral Trust Agreement dated December 31, 2001, by and among the Company, Wells Fargo Bank Texas, National Association, as agent, Travelers Express Company, Inc., Principal Life Insurance Company, and Wilmington Trust Company as collateral trustee. (Included as Exhibit 10.2 to the Company’s Form 8-K filed on January 4, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)

10.63	Separation Agreement dated as of February 28, 2002, between the Company and R. Edward McCarty. (Included as Exhibit 10.1 to the Company’s Form 10-Q as of March 31, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.64	Consulting Agreement dated as of February 28, 2002, between the Company and R. Edward McCarty. (Included as Exhibit 10.2 to the Company’s Form 10-Q as of March 31, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.65	Fourth Amendment to Amended and Restated Credit Agreement dated April 30, 2002, by and among the Company, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein, with the Schedules and the Exhibits thereto. (Included as Exhibit 10.3 to the Company’s Form 10-Q as of March 31, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)

10.66	Seventh Amendment to Lease Agreement dated December 20, 2000, between the Company and Greenway Tower Joint Venture.*

Exhibit
Number	Description

10.67	Eighth Amendment to Lease Agreement dated May 10, 2001, between the Company and Greenway Tower Joint Venture.*

10.68	Ace Cash Express, Inc. Executive Non-Qualified Excess Plan Adoption Agreement with the First Amendment to the Ace Cash Express, Inc. Executive Non-Qualified Excess Plan, dated as of October 1, 2001.*#

21	Subsidiaries of the Company.*

23	Consent of Grant Thornton LLP.*

99	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

#	Management contract or compensatory plan or arrangement