Form 10-Q
period 2002-09-30
ACE CASH EXPRESS INC/TX
filed 2002-11-12
CIK 849116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

Yes [X]     No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 7, 2002

Common Stock	10,180,588 shares

ACE CASH EXPRESS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	June 30,
	2002	2002

	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$106,663	$116,264
Accounts receivable, net	5,302	8,792
Loans receivable, net	23,705	17,356
Prepaid expenses and other current assets	7,115	7,979
Inventories	802	946

Total Current Assets	143,587	151,337

Noncurrent Assets
Property and equipment, net	35,831	37,161
Covenants not to compete, net	1,445	1,546
Goodwill, net	75,056	75,015
Other assets	2,087	2,003

Total Assets	$258,006	$267,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Revolving advances	$90,500	$97,500
Accounts payable, accrued liabilities, and other current liabilities	30,137	28,512
Money orders payable	7,848	13,417
Senior secured notes payable	4,000	4,000
Term advances	47,600	48,350
Notes payable	1,140	1,145

Total Current Liabilities	181,225	192,924

Noncurrent Liabilities
Senior secured notes payable	4,000	4,000
Notes payable	191	319
Other liabilities	3,543	3,680

Total Liabilities	188,959	200,923

Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 10,391,988 shares issued and 10,180,588 shares outstanding	102	102
Additional paid-in capital	24,359	24,353
Retained earnings	47,875	45,469
Accumulated other comprehensive loss	(582)	(1,078)
Treasury stock, at cost, 211,400 shares	(2,707)	(2,707)

Total Shareholders’ Equity	69,047	66,139

Total Liabilities and Shareholders’ Equity	$258,006	$267,062

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Three Months Ended
	September 30,

	2002	2001

Revenues	$56,061	$51,910
Store expenses:
Salaries and benefits	14,440	13,227
Occupancy	7,278	6,998
Loan loss provision	6,454	6,664
Depreciation	1,755	1,745
Other	8,456	8,814

Total store expenses	38,383	37,448

Store gross margin	17,678	14,462
Region expenses	4,139	4,074
Headquarters expenses	4,011	3,351
Franchise expenses	262	170
Other depreciation and amortization	1,489	734
Interest expense	3,640	2,915
Other expenses (income), net	127	(130)

Income before income taxes	4,010	3,348
Income taxes	1,604	1,359

Net income	$2,406	$1,989

Basic earnings per share	$0.24	$0.20
Weighted average number of common shares outstanding – basic	10,181	10,050
Diluted earnings per share	$0.24	$0.20
Weighted average number of common and dilutive shares outstanding – diluted	10,184	10,101

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	September 30,

	2002	2001

Net income	$2,406	$1,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,244	2,479
Provision for loan losses and provision for doubtful accounts	6,454	6,614
Loss on disposal of property and equipment	57	—
Deferred revenue amortized	(636)	(458)
Changes in assets and liabilities:
Accounts receivable	3,460	319
Loans receivable	(12,772)	(6,592)
Prepaid expenses and other current assets	515	(283)
Inventories	144	233
Other assets	(1,153)	882
Accounts payable, accrued liabilities, and other liabilities	2,969	6,608

Net cash provided by operating activities	4,688	11,791
Cash flows from investing activities:
Purchases of property and equipment	(792)	(1,488)
Cost of net assets acquired	(51)	(1,019)

Net cash used in investing activities	(843)	(2,507)
Cash flows from financing activities:
Net decrease in money order payable	(5,569)	(2,801)
Net repayments of revolving advances	(7,000)	(2,800)
Net repayments of term advances	(750)	(2,000)
Net borrowings (repayments) of notes payable	(133)	682
Proceeds from stock options exercised	6	59

Net cash used in financing activities	(13,446)	(6,860)

Net increase (decrease) in cash and cash equivalents	(9,601)	2,424
Cash and cash equivalents, beginning of period	116,264	129,186

Cash and cash equivalents, end of period	$106,663	$131,610

Supplemental disclosures of cash flows information:
Interest paid	$2,589	$2,315
Income taxes paid	$50	$24

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed interim unaudited consolidated financial statements of Ace Cash Express, Inc. (the “Company” or “ACE”) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim unaudited consolidated financial statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended June 30, 2002, filed with the Securities and Exchange Commission. In the opinion of Company management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

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

	Three Months Ended
	September 30,

	2002	2001

	(in thousands)
Net income	$2,406	$1,989

Reconciliation of denominator:
Weighted average number of common shares outstanding — basic	10,181	10,050
Effect of dilutive stock options	3	51

Weighted average number of common and dilutive shares outstanding — diluted	10,184	10,101

The following table presents the options to purchase shares of common stock which were not included in the computation of diluted earnings per share for the three months ended September 30, 2002 and 2001 because the exercise prices of those options were greater than the average market price of the common shares; therefore, the effect would be anti-dilutive.

	Three Months Ended
	September 30,

	2002	2001

	(in thousands)
Options not included in the computation of earnings per share	1,363	1,144

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for trade receivables, trade payables, loans receivable, revolving advances, money order payable, term advances, and notes payable all approximate fair value. The carrying value and fair value of the interest-rate swap is ($1.0) million and is calculated using the forward market rates available as of September 30, 2002 (see Note 3).

Recently Issued Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a “component of an entity” (rather than a segment of a business). A component of an entity constitutes operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. SFAS 144 was effective for the Company beginning July 1, 2002, and had no impact on the Company’s financial position and results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard are lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Under Issue No. 94-3, a liability for an exit cost as defined in Issue No. 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company plans to implement SFAS 146 effective January 1, 2003.

The AICPA’s Accounting Standards Committee (AcSEC) issued Statement of Position 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” (“SOP 01-6”). SOP 01-6 provides guidance on accounting and reporting matters for entities that have trade receivables and entities that finance their customers’ purchases of goods and services using trade receivables. The adoption of SOP 01-6 had no impact on the Company’s financial position and results of operations as of September 30, 2002.

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

Segment information for the three months ended September 30, 2002 and 2001 was as follows:

	Company-owned	Franchised	Other	Total

	(in thousands)
Three months ended September 30, 2002:
Revenue	$55,517	$544	$—	$56,061
Gross margin	17,134	544	—	17,678
Region, headquarters, franchise expenses	(8,150)	(262)	—	(8,412)
Other depreciation and amortization	—	—	(1,489)	(1,489)
Interest expense, net	—	—	(3,640)	(3,640)
Other expenses	—	—	(127)	(127)

Income (loss) before taxes	$8,984	$282	$(5,256)	$4,010

Three months ended September 30, 2001:
Revenue	$51,405	$505	$—	$51,910
Gross margin	13,957	505	—	14,462
Region, headquarters, franchise expenses	(7,425)	(170)	—	(7,595)
Other depreciation and amortization	—	—	(734)	(734)
Interest expense, net	—	—	(2,915)	(2,915)
Other income	—	—	130	130

Income (loss) before taxes	$6,532	$335	$(3,519)	$3,348

Segment information as of September 30, 2002 and 2001 was as follows:

	Company-owned	Franchised	Total

	(in thousands, except for number of stores)
As of September 30, 2002:
Total assets	$257,299	$707	$258,006
Number of stores	1,002	188	1,190
As of September 30, 2001:
Total assets	$277,690	$381	$278,071
Number of stores	995	175	1,170

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

The Company’s adoption of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as of July 1, 2000 resulted in a $648,000 credit to accumulated other comprehensive income (loss) for the cumulative effect of accounting change representing the transition adjustment. The associated underlying hedged liability has exceeded the notional amount for each of the Company’s interest-rate swaps throughout the existence of the interest-rate swap, and it is anticipated that it will continue to do so with respect to the remaining swap. The interest-rate swaps were and are based on the same index as their respective underlying debt. The interest-rate swaps were highly effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated other comprehensive income (loss) into earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness during the three months ended September 30, 2002 or 2001. The interest-rate swap resulted in an increase of interest expense of $906,000 and $468,000 for the three months ended September 30, 2002 and 2001, respectively. The fair value of the interest-rate swap increased by $496,000, net of tax, during the three months ended September 30, 2002, and decreased by $876,000, net of tax, during the three months ended September 30, 2001, and those amounts have been recorded in accumulated other comprehensive income (loss). The estimated net amount of existing loss expected to be reclassified into earnings during the next three months is $0.6 million.

As indicated in Note 7, the Company extended the maturity of its Credit Agreement until November 13, 2002. If the revolving line-of-credit facility is not renewed or replaced with a facility with similar economic characteristics, the remaining deferred loss in accumulated other comprehensive income (loss) will be recognized immediately into earnings.

Accumulated other comprehensive income (loss) balance related to the one remaining interest-rate swap is as follows:

				Change in
				Accumulated Other
				Comprehensive Income
				(Loss) for the Three
Accumulated Other Comprehensive				Months Ended
Income (Loss) as of				September 30,

September 30,	June 30,	September 30,	June 30,
2002	2002	2001	2001	2002	2001

(in thousands)
$(582)	$(1,078)	$(2,187)	$(1,311)	$496	$(876)

Average Notional Amount

September 30,	June 30,	September 30,	June 30,
2002	2002	2001	2001

(in millions)
$84	$85	$85	$85

The accumulated other comprehensive income (loss) as of September 30, 2002 and 2001, is net of a tax benefit of $388,000 and $1,488,000, respectively. The accumulated other comprehensive income (loss) as of June 30, 2002 and 2001, is net of a tax benefit of $737,000 and $892,000, respectively

A summary of comprehensive income (loss) for the three months ended September 30, 2002 and 2001 is presented below:

	Three Months Ended
	September 30,

	2002	2001

	(in thousands)
Net income	$2,406	$1,989
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments before tax (expense) benefit	845	(1,475)
Tax (expense) benefit	(349)	599

Unrealized gain (loss) on hedging instruments net of the tax (expense) benefit	496	(876)

Comprehensive income	$2,902	$1,113

4.     RESTRUCTURING CHARGES — ACCELERATED STORE CLOSINGS

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

The following table reflects the components of the significant items reported as restructuring charges for the quarter ended March 31, 2001 and the accrual balance as of June 30, 2001, June 30, 2002 and September 30, 2002:

	Net Book	Goodwill and
	Value of	Covenants	Remaining
	Tangible	Not to	Lease
	Assets	Compete	Obligations	Other	Total

	(dollars in millions)
Original restructure charge as of March 31, 2001	$2.5	$2.6	$2.8	$0.8	$8.7
Restructure charge adjustments	—	—	(1.0)	—	(1.0)
Write-offs/lease settlements	(2.5)	(2.6)	(0.8)	(0.6)	(6.5)

Balance as of June 30, 2001	—	—	1.0	0.2	1.2
Restructure charge adjustments	—	—	(0.2)	—	(0.2)
Write-offs/lease settlements	—	—	(0.6)	—	(0.6)

Balance as of June 30, 2002	—	—	0.2	0.2	0.4
Write-offs/lease settlements	—	—	(0.1)	—	(0.1)

Balance as of September 30, 2002	$—	$—	$0.1	$0.2	$0.3

5.     GOODWILL AND OTHER INTANGIBLE ASSETS

Amortizable Intangible Assets

Covenants not to compete are as follows:

	September 30, 2002	June 30, 2002

	(in thousands)
Covenants not to compete, at cost	$2,579	$2,687
Less – accumulated amortization	(1,134)	(1,141)

	$1,445	$1,546

Covenants not to compete are amortized over the applicable period of the contract. The weighted-average amortization period is 5.5 years.

Amortization expense related to the covenants not to compete for the three months ended September 30, 2002 and estimated for the five succeeding fiscal years are as follows:

Amortization Expense for Covenants Not to Compete

For the Three
Months Ended		For the Year
September 30,	Actual	Ended June 30,	Estimated

	(in thousands)		(in thousands)
2002	$110
		2003	$404
		2004	344
		2005	256
		2006	138
		2007	100

Intangible Assets Not Subject to Amortization

The carrying value of the Company’s goodwill is as follows:

	September 30,	June 30,
	2002	2002

	(in thousands)
Goodwill – cost	$83,226	$83,185
Less – accumulated amortization	(8,170)	(8,170)

	$75,056	$75,015

There were no impairment losses for the three months ended September 30, 2002 or 2001.

6.     SHORT-TERM LOANS

The Company is a party to a Master Loan Agency Agreement and ancillary agreements (the “Goleta Agreement”) with Goleta National Bank (“Goleta”), a national bank located in Goleta, California. Under the Goleta Agreement, which was first entered into in August 1999, the parties have developed and implemented an arrangement under which short-term loans made by Goleta (“Bank Loans”) are currently offered at 730 company-owned locations. Currently, a Bank Loan may be up to $500 and must be repaid or renewed in 14 days. Under the Goleta Agreement, the Company purchases from Goleta a participation representing 90% of each Bank Loan made on a previous day. Goleta determines the interest rate (and other terms) of the Bank Loans. Currently, interest at the rate of $17 per $100 of Bank Loan is charged by Goleta for each 14-day period. As of September 30, 2002 and 2001, the gross receivable for the Company’s participation interests in Bank Loans was $33.0 million and $29.5 million, respectively.

Where the Bank Loans are not offered, and where legally permitted, the Company offers small, short-term loans, which are commonly referred to as “payday loans,” at its locations. The Company’s payday loan service or product consists of providing a customer cash in exchange for the customer’s check or an ACH authorization to debit the customer’s bank account, along with an agreement to defer the presentment or deposit of that check or the initiation of that ACH debit on the customer’s account, as the case may be, until the customer’s next payday. The amount of the customer’s check or ACH authorization is the amount of the cash provided to the customer plus a fee to the Company. The term of the deferral of the check presentment or ACH debit is typically two to four weeks. During the quarter ended September 30, 2002, the average amount of cash provided to a customer in such a transaction was $251, and the average fee to the Company was $37.66. As of September 30, 2002 and 2001, the gross receivable for the Company’s payday loans was approximately $4.6 million and $0.3 million, respectively.

Loan fees and interest are recognized ratably over the term of each loan.

The Company has established a loan loss provision for its interests in loans, including those made by Goleta and those made by the Company. The Company’s policy for determining the loan loss provision is based on historical loan experience generally, as well as the results of management’s review and analysis of the payment and collection of the loans within the last fiscal quarter. The Company’s policy is to charge off interests in all loans which are 180 days or more past due. Charge-offs are applied as a reduction to the loan loss provision, and any recoveries of previously charged off loans are applied as an increase to the loan loss provision.

Loans receivable, net, on the consolidated balance sheets as of September 30, 2002 and 2001 were $23.7 million and $14.4 million, respectively. Loans receivable, net, includes receivables for the Company’s payday loans and the Company’s participation interest in the Bank Loans.

The loan loss allowance of $13.8 million as of September 30, 2002 represented 36.8% of the gross loans receivable as of that date. Loan charge-offs for the quarter ended September 30, 2002 and 2001 were $4.7 million and $4.6 million, respectively.

7.     SUBSEQUENT EVENTS

Cessation of Goleta National Bank Relationship

On October 25, 2002, the Company entered into an agreement with the Office of the Comptroller of the Currency (“the OCC”), and on November 1, 2002, the Company entered into Amendment No. 3 to the Master Loan Agency Agreement with Goleta, to end the arrangement under which Goleta offers Bank Loans at the Company’s stores by December 31, 2002.

The Company plans to offer at most of its stores, instead of the Bank Loans, other short-term loans or deferred-deposit-transaction services made in accordance with state law and regulations. The Company intends to make this transition by December 31, 2002 or as soon thereafter as is practicable.

In the agreements with the OCC and Goleta, the Company also agreed to indemnify 100%, instead of the existing 90%, of Goleta’s losses and expenses incurred on and after November 1, 2002 from certain third-party claims regarding Bank Loans, including pending lawsuits. The Company cannot estimate the amount of expenses that may result from this increased level of indemnification.

Amendment to Credit Agreement

On October 31, 2002, the Company amended its existing credit agreement with a syndicate of bank lenders (the “Credit Agreement”), because the Company’s credit facilities under the Credit Agreement were scheduled to expire, and all obligations to the lenders thereunder were scheduled to mature, on that date. That amendment:

•	Extended all of the Company’s credit facilities to November 13, 2002.

•	Reduced the maximum amount that the Company may borrow under its revolving line-of-credit facility to $110 million, subject to the previously applicable borrowing base.

•	Increased the interest rate on the revolving line-of-credit facility to a variable annual rate equal to, at the Company’s option, either the prime rate publicly announced by Wells Fargo Bank Texas, National Association, from time to time plus 3.5% or the London InterBank Offered Rate (LIBOR) plus 4.5%.

•	Obligated the Company to pay a commitment fee to the lenders of $183,133 on October 31, 2002.

In all other material respects, the terms of the Credit Agreement remain in effect.

The Company anticipates that the existing credit facilities from the bank lenders will be renewed by November 13, 2002, though the Company cannot predict the terms of any such renewal, including whether those terms will be more unfavorable to the Company than the existing terms.

Pending Lawsuits

The Company is a defendant in a number of lawsuits regarding its loan-related activities, and particularly its services as agent for Goleta regarding the Bank Loans offered at most of the Company’s locations. A key issue in those lawsuits regarding the Bank Loans is whether Goleta or the Company is properly regarded as the lender. If the Company, rather than Goleta, were held to be the lender, then the terms of the Bank Loans, and the Company’s activities in connection with those Bank Loans, would likely violate usury and other consumer-protection laws in certain states and accordingly, the Company would likely become obligated to pay damages and other relief that could significantly impair the Company’s financial condition and financial resources. The Company and Goleta, however, strongly maintain that Goleta, and not the Company, is the lender of the Bank Loans. Since July 1, 2002, the Company has received favorable decisions or determinations by courts in certain of the lawsuits. Nevertheless, the Company expects that its defense of all of the lawsuits will continue to require the expenditure of significant amounts for legal fees and other costs and the substantial time and attention of certain of its senior officers.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA
(unaudited)

	Three Months Ended		Year Ended
	September 30,		June 30,

	2002	2001	2002	2001	2000

Supplemental Statistical Data:
Company-owned stores in operation:
Beginning of period	1,003	988	988	915	798
Acquired	1	6	8	133	36
Opened	1	5	39	49	99
Closed	(3)	(4)	(32)	(109)	(18)

End of period	1,002	995	1,003	988	915

Percentage increase in comparable store revenues from prior period (1):	8.4%	21.0%	15.6%	23.3%	6.9%
Capital expenditures (in thousands)	$792	$1,488	$7,127	$12,655	$12,255
Cost of net assets acquired (in thousands)	$51	$1,019	$1,177	$35,841	$11,359
Operating Data (Check Cashing and Money Orders):
Face amount of checks cashed (in millions)	$1,106	$1,047	$4,843	$4,498	$3,839
Face amount of money orders sold (in millions)	$408	$416	$1,711	$1,709	$1,585
Face amount of average check	$349	$338	$378	$358	$339
Average fee per check	$8.26	$7.78	$9.36	$8.38	$7.92
Fees as a percentage of average check	2.37%	2.30%	2.48%	2.34%	2.33%
Number of checks cashed (in thousands)	3,170	3,097	12,821	12,580	11,317
Number of money orders sold (in thousands)	2,657	2,889	11,562	12,787	12,339
Collections Data:
Face amount of returned checks (in thousands)	$5,544	$5,899	$23,637	$26,536	$16,548
Collections (in thousands)	3,985	3,784	16,090	17,717	10,788

Net write-offs (in thousands)	$1,559	$2,115	$7,547	$8,819	$5,760

Collections as a percentage of returned checks	71.9%	64.2%	68.1%	66.8%	65.2%
Net write-offs as a percentage of revenues	2.8%	4.1%	3.3%	4.5%	4.1%
Net write-offs as a percentage of the face amount of checks cashed	0.14%	0.20%	0.16%	0.20%	0.15%

(1)	Calculated based on the changes in revenues of all stores open for both of the full year and three month periods compared.

— more —

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA, continued
(unaudited)

	Three Months Ended		Year Ended
	September 30,		June 30,

	2002	2001	2002	2001	2000

Operating Data (Small Consumer Loans):
Volume (in thousands)	$142,377	$128,676	$502,013	$396,783	$137,015
Average advance	$267	$267	$269	$269	$240
Average finance charge	$45.21	$45.33	$45.61	$42.30	$34.51
Number of loan transactions (in thousands)	534	482	1,866	1,477	557
Balance Sheet Data (in thousands):
Gross loans receivable	$37,531	$29,794	$29,569	$27,768	$18,695
Less: Allowance for losses on loans receivable	13,826	15,430	12,213	13,382	—

Loans receivable, net of allowance	$23,705	$14,364	$17,356	$14,386	$18,695

Allowance for losses on loans receivable:
Beginning of period	$12,213	$13,382	$13,382	$—	$—
Provision for loan losses	6,344	6,614	21,924	26,429	—
Net charge-offs	(4,731)	(4,566)	(23,093)	(13,047)	—

End of period	$13,826	$15,430	$12,213	$13,382	$—

Allowance as a percent of gross loans receivable	36.8%	51.8%	41.3%	48.2%	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS

Results of Operations

Revenue Analysis

	Three Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(percentage of revenue)
Check cashing fees	$26,181	$24,100	46.7%	46.4%
Loan fees and interest	20,677	19,122	36.9	36.8
Bill payment services	3,061	2,177	5.4	4.2
Money transfer services	2,726	2,739	4.8	5.3
Money order fees	1,772	1,838	3.2	3.5
Franchise revenues	544	505	1.0	1.0
Other fees	1,100	1,429	2.0	2.8

Total revenue	$56,061	$51,910	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$55.4	$51.8

Total revenues increased $4.2 million, or 8%, to $56.1 million in the first quarter of fiscal 2003 from $51.9 million in the first quarter of the last fiscal year. This revenue growth resulted primarily from a $4.1 million, or 8%, increase in comparable store revenues (953 stores). The number of Company-owned stores increased to 1,002 stores open at September 30, 2002 from 995 stores open at September 30, 2001. The increase in total revenues resulted primarily from increases in total check cashing fees, loan fees and interest, and bill payment services revenue. These increases were partially offset by decreases in certain other types of revenue, including particularly in other fees.

Check cashing fees, including tax check fees, increased $2.1 million, or 9%, to $26.2 million in the first quarter of fiscal 2003 from $24.1 million in the first quarter of the last fiscal year. This increase resulted from a 2% increase in the total number of checks cashed and a 3% increase in the average size check. Loan fees and interest for the three months ended September 30, 2002 and 2001, reflect primarily the Company’s participation interests in loans made by Goleta National Bank (“Goleta”) at most of the company-owned stores. Loan fees and interest increased $1.6 million, or 8%, to $20.7 million for the first quarter of fiscal 2003 from $19.1 million for the first quarter of the last fiscal year, primarily because of increased consumer awareness of the availability of the Goleta loan product at the stores. Bill payment services revenue of $3.1 million for the first quarter of fiscal 2003 increased 41% from $2.2 million for the first quarter of the last fiscal year as a result of the addition of vendors for which payments are accepted. The $0.3 million, or 23%, reduction in other fees, to $1.1 million in the first quarter of fiscal 2003 from $1.4 million in the first quarter of the last fiscal year, was primarily due to a change in the mix of miscellaneous products and services offered in the stores.

Store Expense Analysis

	Three Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(percentage of revenue)
Salaries and benefits	$14,440	$13,227	25.8%	25.5%
Occupancy	7,278	6,998	13.0	13.5
Armored and security	1,896	1,754	3.4	3.4
Returns and cash shorts	2,336	3,029	4.2	5.8
Loan loss provision	6,454	6,664	11.5	12.8
Depreciation	1,755	1,745	3.1	3.4
Other	4,224	4,031	7.5	7.7

Total store expense	$38,383	$37,448	68.5%	72.1%

Average per store expense	$38.3	$37.8

Total store expenses increased $0.9 million, or 2%, to $38.4 million in the first quarter of fiscal 2003 from $37.4 million in the first quarter of the last fiscal year. Total store expenses as a percentage of revenues, however, decreased to 68.5% for the first quarter of the fiscal 2003 from 72.1% in the first quarter of the last fiscal year. Salaries and benefits expenses increased $1.2 million, or 9%, in the first quarter of fiscal 2003 from the first quarter of fiscal 2002 primarily as a result of increased performance bonus expense.

Occupancy costs and armored and security expenses combined of $9.2 million for the first quarter of fiscal 2003 increased $0.4 million, or 5%, from $8.8 million for first quarter of the last fiscal year as a result of scheduled increases in lease and armored and security expense. Returned checks, net of collections, and cash shortages decreased $0.7 million, or 23%, and decreased as a percentage of revenues to 4.2% in the first quarter of fiscal 2003 from 5.8% in the first quarter of the last fiscal year, primarily due to improvements in operational procedures and controls, which reduced cash shortages. Loan loss provision of $6.5 million for the first quarter of fiscal 2003 decreased $0.2 million from $6.7 million for the first quarter of last fiscal year due to improved collections experience. Other expenses increased $0.2 million, or 5%, to $4.2 million in the first quarter of fiscal 2003 from $4.0 million for the first quarter of the last fiscal year, due to an increase in bank charges related to increased rates for bank services and increased utilization of Automated Clearing House (ACH) transactions for collections.

Other Expenses Analysis

	Three Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)		(percentage of revenue)
Region expenses	$4,139	$4,074	7.4%	7.8%
Headquarters expenses	4,011	3,351	7.2	6.5
Franchise expenses	262	170	0.5	0.3
Other depreciation and amortization	1,489	734	2.7	1.4
Interest expense, net	3,640	2,915	6.5	5.6
Other expenses	127	(130)	0.2	(0.2)

Region Expenses

Region expenses increased $0.1 million, or 2%, in the first quarter of fiscal 2003 over the first quarter of the last fiscal year, primarily as a result of an increase in employee travel expenses. Region expenses as a percentage of revenues decreased to 7.4% for the first quarter of fiscal 2003 from 7.8% in the first quarter of the last fiscal year due to the consolidation of two of its regions.

Headquarters Expenses

Headquarters expenses increased $0.7 million, or 20%, in the first quarter of fiscal 2003 over the first quarter of the last fiscal year, primarily due to a combination of increased legal expenses and increased accruals of performance bonuses to employees. Headquarters expenses as a percentage of revenues increased to 7.2% for the first quarter of fiscal 2003 from 6.5% for the first quarter of the last fiscal year.

Franchise Expenses

Franchise expenses increased by $0.1 million, to $0.3 million in the first quarter of fiscal 2003 from $0.2 million in the first quarter of the last fiscal year, as a result of increased salary expense because of additional staffing in the franchise department.

Other Depreciation and Amortization

Other depreciation and amortization of $1.5 million for the first quarter of fiscal 2003 increased by $0.8 million from $0.7 million for the first quarter of the last fiscal year, because of additional debt financing costs under the Company’s bank credit agreement in the first quarter of fiscal 2003 compared to the first quarter of the last fiscal year.

Interest Expense

Interest expense, net of interest income, increased $0.7 million, or 25%, in the first quarter of fiscal 2003 compared to the first quarter of the last fiscal year, because of higher interest rates charged by the Company’s bank lenders.

Other Expenses

Other expenses of $0.1 million in the first quarter of fiscal 2003 consisted of store closing expenses; other expenses of ($0.1) million in the first quarter of the last fiscal year consisted of an adjustment to the reserve for restructuring charges related to the closing of 85 unprofitable or underperforming stores in the last fiscal year.

Income Taxes

A total of $1.6 million was provided for income taxes in the first quarter of fiscal 2003, an increase from $1.4 million in the first quarter of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions. The effective income tax rate was 40.0% for the first quarter of fiscal 2003, compared to 40.6% for the first quarter of the last fiscal year.

Balance Sheet Variations

Cash and cash equivalents, the money order principal payable, and the revolving advances vary because of seasonal and day-to-day requirements resulting from maintaining cash for cashing checks, purchasing participations in Goleta loans, and making small consumer loans; receipts of cash from the sale of money orders; loan volume; and remittances on money orders sold. For the three months ended September 30, 2002, cash and cash equivalents decreased $9.6 million, compared to an increase of $2.4 million for the three months ended September 30, 2001.

Accounts receivable, net, of $5.3 million as of September 30, 2002 decreased $3.5 million from June 30, 2002 primarily due to the timing of remittances from Goleta.

Loans receivable, net, of $ 23.7 million as of September 30, 2002 increased $6.3 million from June 30, 2002 due to increased loan volume.

Prepaid expenses and other current assets of $7.1 million as of September 30, 2002 decreased $0.9 million from June 30, 2002 due to reductions in the deferred tax asset balance and in deferred financing costs.

Property and equipment, net, of $35.8 million as of September 30, 2002 decreased $1.3 million from June 30, 2002; that decrease consisted of $0.8 million of fixed asset additions, offset by $2.1 million of depreciation expense. Goodwill, net, as of September 30, 2002 of $75.1 million increased $41,000 from June 30, 2002 as a result of the acquisition of one store during the three months ended September 30, 2002.

Revolving advances of $90.5 million as of September 30, 2002 decreased $7.0 million from June 30, 2002 due to the level of cash requirements.

Accounts payable, accrued liabilities and other current liabilities of $30.1 million as of September 30, 2002 increased $1.6 million from June 30, 2002 due primarily to an increase in income taxes payable.

Loan Portfolio

The Company has established a loan loss provision for its loans receivable at a level that the management of the Company believes to be adequate to absorb known or probable losses from loans made by the Company and from participation interests in Goleta loans. The loan loss reserve of $13.8 million as of September 30, 2002 represented 36.8% of the gross loans receivable as of that date. Loan losses for the three months ended September 30, 2002 were $4.7 million. The Company’s policy for determining the loan loss provision is based on historical experience generally as well as the results of management’s review and analysis of the payment and collection of the loans within the last fiscal quarter. The Company’s policy is to charge off all loans, or participation interests in Goleta loans, which are 180 days or more past due or delinquent. Charge-offs are applied as a reduction to the loan loss provision, and any recoveries of previously charged off loans, or participation interests in Goleta loans, are applied as an increase to the loan loss provision.

Management determines or calculates the loan loss provision for the Company’s loans or loan participation interests or portfolio as a percentage of the total principal amount of and accrued interest on the loans that are to mature, or become due and payable, in a particular time period (typically, a fiscal quarter). Though the Company’s desire is to receive or collect 100% of the sum of the principal amount of and accrued interest on all matured loans, the Company has established the loan loss provision on the assumption that it will receive in payment an amount equal to 93% (for loans maturing in the Company’s first, second, and fourth fiscal quarters) or 94% (for loans maturing in the Company’s third fiscal quarter) of the sum of the principal amount of and accrued interest on all matured loans (or, in other words, 7% in the Company’s first, second or fourth fiscal quarters, and 6% in the Company’s third fiscal quarter, of all of the loans will be charged off). For this purpose, each renewal of a loan (in which no additional principal is advanced) is treated as a continuation of the initial loan, and the Company includes only its participation interests in Goleta loans.

The schedule below provides the progressive receipts or collections made on each “quarterly portfolio” of loans. In this case, a “quarterly portfolio” is the Company’s interests in all of the loans that matured in a particular fiscal quarter. (Since the Company now has almost two year’s worth of data, it is able to track the payment rates at different points of time for each quarterly portfolio.)

Management has established the following targets regarding each quarterly portfolio:

•	Receive or collect 89% (or 91% in the Company’s third fiscal quarter) of the total principal and interest by the end of the current quarter (i.e., by March 31 for the loans maturing between January 1 and March 31).

•	Receive or collect a cumulative 91% (or 93% in the Company’s third fiscal quarter) by 90 days out (i.e., by June 30 for the same quarterly portfolio).

•	Receive or collect a cumulative 93% (or 94% in the Company’s third fiscal quarter) by 180 days out (i.e., by September 30 for the same quarterly portfolio). The Company charges off its participation interests in loans when they become delinquent for 180 days.

The assumed higher rate of payment in the Company’s third fiscal quarter is a result of improved collections during the Company’s tax season, because of borrowers’ receipt of tax refunds.

Collection Progression for Quarterly Loan Portfolios

	Collection Percentage

		Actual

Days Following Quarter	Target	Fiscal 2003	Fiscal 2002	Fiscal 2001

	First Quarter

30	89.00%	89.9%	89.4%	88.0%
90	91.00%	—	91.6%	88.5%
180	93.00%	—	93.0%	89.9%
	Second Quarter

30	89.00%	—	90.7%	89.2%
90	91.00%	—	93.5%	91.2%
180	93.00%	—	94.5%	92.5%
	Third Quarter

30	91.00%	—	92.3%	91.4%
90	93.00%	—	94.7%	93.2%
180	94.00%	—	95.3%	94.1%
	Fourth Quarter

30	89.00%	—	89.9%	89.2%
90	91.00%	—	93.4%	91.2%
180	93.00%	—	—	92.4%

Cessation of the Goleta National Bank Relationship

On October 25, 2002, the Company entered into an agreement with the Office of the Comptroller of the Currency (the “OCC”), and on November 1, 2002, the Company entered into an agreement with Goleta, to end the arrangement under which Goleta offers short-term loans at the Company’s stores (“Bank Loans”) by December 31, 2002. The Company’s agreement with the OCC was in the form of a Stipulation and Consent to the Issuance of a Consent Order (the “Stipulation”), and its agreement with Goleta was in the form of Amendment Number 3 to their Master Loan Agency Agreement (the “Amendment”).

As the result of the Stipulation, the OCC issued a Consent Order dated October 25, 2002 (the “Consent Order”) that requires the Company to, among other things:

•	end the arrangement with Goleta by December 31, 2002,

•	indemnify 100%, instead of the existing 90%, of Goleta’s losses and expenses incurred on or after November 1, 2002 from certain third-party claims regarding Bank Loans, including pending lawsuits,

•	pay a $250,000 civil money penalty to the OCC, and

•	submit to the OCC any future proposal of the Company to provide services to a national bank and obtain a no-objection determination from the OCC.

Under the Consent Order, the Company may continue to service and collect outstanding Bank Loans after December 31, 2002 (although no Bank Loans may be made or renewed after that date).

The Amendment and an ancillary agreement with Goleta implemented the terms of the Consent Order and also provided that, upon termination of the offering of Bank Loans, Goleta will transfer its credit-scoring software to the Company in exchange for $10,000 in cash and will transfer its ownership interest in ePacific, Incorporated, a loan servicing company, to the Company in exchange for $15,000 in cash.

The Company plans to offer at most of its stores, instead of the Bank Loans, other short-term loans or deferred-deposit-transaction services made in accordance with state law and regulations. The Company intends to make this transition by December 31, 2002, or as soon thereafter as is practicable, and believes that it will be able to offer an alternative loan service or product in approximately 90% of the stores. The Company anticipates that this transition will give it a more settled legal and regulatory framework for offering loan services and will avoid the federal-state jurisdiction issues that are a subject of various pending lawsuits.

The Company currently expects that the transition will result in somewhat higher loan-related expenses, to effect the discontinuance of the Bank Loan arrangement and implement an alternative loan service or product, and in somewhat reduced loan-related revenues, especially in the third and fourth quarters of its current fiscal year, ending June 30, 2003. The Company believes that, if it can make the transition as anticipated, its overall net income for its current fiscal year should not be materially affected by the transition.

The Company’s increased level of indemnification of Goleta regarding the Bank Loans will require it to pay 10% more than it would otherwise have paid in the future to defend or resolve the pending lawsuits, and any other proceedings that may arise, regarding the Bank Loans. The Company cannot estimate the amount that may be required to satisfy that obligation. The Company currently provides services to only one national bank (other than Goleta), which relate to a stored-value card, and the OCC has not objected to that arrangement. The Company does not expect that the OCC’s right to review any future proposed services of the Company to a national bank will have any significant effect on the Company’s business.

Liquidity and Capital Resources

Cash Flows from Operating Activities

During the three months ended September 30, 2002 and 2001, the Company had net cash provided by operating activities of $4.7 million and $11.8 million, respectively. The decrease in cash flows from operating activities resulted from the timing of remittances to product or service providers (such as MoneyGram Payment Systems, Inc., Travelers Express Company Inc., and Goleta).

Cash Flows from Investing Activities

During the three months ended September 30, 2002 and 2001, the Company used $0.8 million and $1.5 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores and corporate offices. Capital expenditures for acquisitions were $0.1 million and $1.0 million, respectively, for the three months ended September 30, 2002 and 2001. The Company’s ability to make capital expenditures is currently limited under the terms of its bank credit agreement (as described below). The Company anticipates an increased level of capital expenditures during the remainder of its current fiscal year, but the Company also anticipates that its ability to make capital expenditures will be subject to some limits under any extension of its credit facilities under the bank credit agreement.

Cash Flows from Financing Activities

Net cash used by financing activities for the three months ended September 30, 2002, was $13.4 million. The Company reduced its net borrowings under its revolving line-of-credit facility from the bank lenders (as described below) by $7.0 million from June 30, 2002, and it repaid $0.8 million of the term advances since June 30, 2002. Acquisition-related notes payable to sellers decreased by $0.1 million during the three months ended September 30, 2002. The money order principal decreased $5.6 million from June 30, 2002. The net cash used in financing activities for the three months ended September 30, 2001, was $6.9 million.

During the three months ended September 30, 2002, the Company was a party to an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of banks (the “Lenders), led by Wells Fargo Bank Texas, National Association (“Wells Fargo Bank”), which had last been amended on April 30, 2002.

Under the Credit Agreement, until October 31, 2002:

•	The two primary credit facilities available to the Company were a revolving line-of-credit facility of $130 million and a term-loan facility of $49.85 million, both available until October 31, 2002. Borrowings under the revolving line-of-credit facility were available for working capital and general corporate purposes. The Company had fully borrowed under the term-loan facility for store construction and relocation and other capital expenditures, including acquisitions, and refinancing other indebtedness. In addition to the two primary credit facilities, the Company also had available a standby letter-of-credit facility of up to $1.5 million from Wells Fargo Bank.

•	The Company’s borrowings under the revolving line-of-credit facility bore interest at a variable annual rate equal to, at the Company’s discretion, either the prime rate publicly announced by Wells Fargo Bank from time to time (the “Prime Rate”) plus 3% or the London InterBank Offered Rate (“LIBOR”) plus 4%. The Company’s borrowings under the term-loan bore interest at an annual rate of 9%. Interest was generally payable monthly, except on LIBOR-rate borrowings; interest on LIBOR-rate borrowings was payable every 30, 60, or 90 days, depending on the period selected by the Company.

•	The Company agreed to pay commitment fees of $524,000 on April 30, 2002, $500,000 on July 1, 2002, and $1,024,250 on October 1, 2002 for the credit facilities and an additional commitment fee equal to 0.5% per annum of the average daily unused portion of the revolving line-of-credit facility.

•	The Company was required to pay the Lenders $1.0 million of principal of the outstanding term loan on April 30, 2002, and an additional $250,000 of principal of the outstanding term loan on the last business day of each calendar month ending before the maturity date; each such payment of principal must also be accompanied by the payment of all accrued interest on the outstanding principal of the term loan.

•	The Company was restricted from opening any new stores or entering into any new lease agreement for additional stores other than (1) completing construction and finish-out of five stores that the Company had committed to construct or finish-out as of December 31, 2001, and (2) opening ten other stores to replace stores closed in the ordinary course of business, if the capital expenditures for the completion and finish-out and the replacement of stores do not exceed $75,000 per store or a total of $750,000.

•	The Company was restricted from making aggregate capital expenditures, including to acquire any stores, in excess of $1.5 million (in addition to those permitted for opening new or additional stores) without the Lenders’ prior written consent.

•	The Company was required to obtain the Lenders’ prior written consent to any settlement payment by the Company regarding any lawsuit against the Company in excess of $1.5 million.

•	The Company agreed to pay the Lenders the net proceeds over $1 million of any sale of the Company’s assets outside of the ordinary course of business, to be applied first to reduce the outstanding term loan and then to reduce the outstanding revolving of line-of-credit loans.

•	The Company agreed to pay the Lenders a fee equal to 0.5% of all of the credit facilities available to the Company if the Company sells, or enters into a binding agreement to sell, all or substantially of its outstanding stock or assets, including by any merger, consolidation, share exchange, or other reorganization, on or before the maturity date of the credit facilities (as they may be extended) or within 120 days thereafter.

As of September 30, 2002, the Company had borrowed $90.5 million under its revolving line-of-credit facility and $47.6 million under its term-loan facility. The Prime Rate effective on September 30, 2002 was 4.75%, and LIBOR effective on that date was 1.81%.

To reduce its risk of greater interest expense upon an increase in the Prime Rate or LIBOR, the Company entered into interest-rate swap agreements, which effectively converted a portion of its floating-rate interest obligations to fixed-rate obligations, as described in Note 3 of Notes to Interim Unaudited Consolidated Financial Statements.

Because the Credit Agreement provided that the credit facilities expired on October 31, 2002, the Company entered into an amendment to the Credit Agreement with the Lenders on October 31, 2002. See Note 7 of Notes to Interim Unaudited Consolidated Financial Statements for a summary of the terms of that amendment. That amendment, however, renewed the existing credit facilities only until November 13, 2002, in order to permit the Company and the Lenders to negotiate the terms of an extension of the credit facilities for as long as 12 additional months. The Company anticipates that the existing credit facilities will be renewed by November 13, 2002, though the Company cannot predict the terms of any such renewal, including whether those terms will be more unfavorable to the Company than the existing terms.

The Company is also continuing to pursue a private placement of debt securities and the Company intends to use the net proceeds of that private placement, if completed, to repay a portion of its credit facility from the Lenders. The Company intends also to pursue debt financing from other sources, with the objective to revise the credit facilities from the Lenders.

The Company cannot, however, give any assurance that it will be able to complete its private placement or obtain debt financing from any other source.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase from time to time of up to approximately $5 million of the Company’s common stock in the open market or in negotiated transactions. This stock repurchase program will remain in effect unless discontinued by the Board of Directors. Though no shares have been purchased during fiscal 2003, as of September 30, 2002, the Company had repurchased 211,400 shares at an average price of $12.81 per share.

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

Based on an assessment of the Company’s accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company’s consolidated financial statements provide a meaningful and fair perspective of the Company. The Company does not suggest that other risk factors, such as those discussed elsewhere in this Report and the Company’s other public filings as well as changes in growth objectives, could not adversely impact the consolidated financial position, results of operations and cash flows in future periods.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires the Company to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from the Company’s estimates. The Company believes the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of its allowance for loan losses. The next paragraph addresses the Company’s accounting policy concerning such allowance. Other accounting policies are disclosed in Note 1 of the Notes to Interim Unaudited Consolidated Financial Statements.

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

Forward-Looking Statements

This Report contains, and from time to time the Company or certain of its representatives may make, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as “anticipate,” “expect,” “estimate,” “believe,” “intend,” “plan,” “should,” “would,” and terms with similar meanings. Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control and may not even be predictable. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those risks, uncertainties, and factors include, but are not limited to, many of the matters described in this Report and in the Company’s Annual Report on Form 10-K for its fiscal year ended June 30, 2002, and its other public filings:

•	the Company’s relationships with Travelers Express Company, Inc. and its affiliates and with the bank lenders;

•	the Company’s relationship with Goleta and the cessation of that relationship;

•	governmental regulation of check-cashing, short-term consumer lending, and related financial services businesses;

•	the results of legal and regulatory proceedings regarding the Company’s loan-related activities;

•	theft and employee errors;

•	the availability of adequate financing, suitable locations, acquisition opportunities, and experienced management employees to implement the Company’s growth strategy;

•	increases in interest rates, which would increase the Company’s borrowing costs;

•	the fragmentation of the check-cashing industry and competition from various other sources, such as banks, savings and loans, short-term consumer lenders, and other similar financial services entities, as well as retail businesses that offer products and services offered by the Company;

•	the terms and performance of third-party products and services offered at the Company locations; and

•	customer demand and response to products and services offered by the Company.

The Company expressly disclaims any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in the Company’s views or expectations, or otherwise. The Company makes no prediction or statement about the performance of the Company’s Common Stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, particularly including changes in interest rates that might affect the costs of its financing under the Credit Agreement. To mitigate the risks of changes in interest rates, the Company utilizes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes. To reduce its risk of greater interest expense because of interest-rate fluctuations, the Company has entered into interest-rate swap agreements, which effectively converted a portion of its floating-rate interest obligations to fixed-rate interest obligations, as described in Notes 3 to Notes to Interim Unaudited Consolidated Financial Statements.

The fair value of the Company’s existing interest-rate swap was ($1.0) million as of September 30, 2002. Based on the average outstanding indebtedness in the previous quarter, a 10% change in interest rates would have changed the Company’s interest expense by approximately $250,000 (pre-tax) for the quarter ended September 30, 2002 without consideration of the Company’s interest-rate swap. The associated underlying debt has exceeded the notional amount for each swap throughout the existence of the swap and it is anticipated that it will continue to do so. The remaining swap is based on the same index as, and repriced on a consistent basis with, its respective underlying debt.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission under the Exchange Act.

During the period covered by this Report, there were no significant changes in the Company’s internal controls or, to management’s knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Payday Loans

Eva J. Rowings v. Ace Cash Express, Inc.: The order approving the class settlement and dismissing this lawsuit became final and effective on September 27, 2002.

Wendy Betts, John Cardegna and Gary M. Kane v. Ace Cash Express, Inc. et al.: On October 21, 2002, the Florida appellate court denied the plaintiffs’ motion for rehearing of the appeal.

Eugene R. Clement v. Ace Cash Express, Inc. and Neil Gillespie v. Ace Cash Express, Inc.: On October 18, 2002, the Florida Attorney General filed a brief in support of its appeal of the dismissal of the complaint against one of the former employees of the Company and a Florida franchisee. The answer brief is currently due to be filed by December 2, 2002.

Two of the claims in the Florida Attorney General’s complaint remain pending at the trial court level against the Company, a former employee of the Company, the Company’s Chairman of the Board, Raymond C. Hemmig, and the Company’s Chief Executive Officer, Donald H. Neustadt. The defendants intend to file a motion to dismiss those claims.

Bank Loans

Jennafer Long v. Ace Cash Express, Inc.: There have been no material developments in this lawsuit.

Vonnie T. Hudson v. Ace Cash Express, Inc. et al.: On September 30, 2002, the court entered an order dismissing the amended complaint with prejudice. On October 15, 2002, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit.

Rufus Patricia Brown v. Ace Cash Express, Inc. et al.: There have been no material developments in this lawsuit.

Beverly Purdie v. Ace Cash Express, Inc. et al.: On October 29, 2002, the court granted the Company’s and Goleta National Bank’s motion to dismiss the plaintiff’s complaint. The court found that the plaintiff did not allege sufficient facts to support her federal RICO claims and, accordingly, dismissed those claims with prejudice. In the absence of federal-law claims, the court declined to retain jurisdiction over the plaintiff’s state-law claims and, accordingly, dismissed those claims without prejudice.

State Regulatory Proceedings

Notice from Ohio Department of Commerce: There have been no material developments in this lawsuit.

North Carolina Lawsuits: There have been no material developments in the lawsuit of Hal D. Lingerfelt, the Commissioner of Banks of North Carolina, and Roy Cooper, the Attorney General of North Carolina (collectively, the “State”), against the Company in a North Carolina state court.

On September 10, 2002, the Company and Goleta National Bank filed a brief in support of their appeal of the dismissal of their complaint against the State in federal court in North Carolina. The State’s answer brief is currently due to be filed by December 12, 2002.

Non-Loan-Related Proceeding

Ace Cash Express, Inc. v. Valley Check Cashiers, Inc., Jeffrey D. Silverman, and Morris Silverman: On October 15, 2002, Jeffrey Silverman and Morris Silverman, but not Valley Check Cashiers, Inc., filed a motion for summary judgment requesting the court to dismiss the Company’s complaint against them.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Exhibit

10.1	Fifth Amendment to Amended and Restated Credit Agreement dated October 31, 2002, by and among the Company, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein.

99.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE CASH EXPRESS, INC.
November 11, 2002	By:	/s/ JOE W. CONNER

Joe W. Conner Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and chief accounting officer)

CERTIFICATION

I, Donald H. Neustadt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ace Cash Express, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ DONALD H. NEUSTADT

Donald H. Neustadt Chief Executive Officer

CERTIFICATION

I, Joe W. Conner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ace Cash Express, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/s/ JOE W. CONNER

Joe W. Conner Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	Fifth Amendment to Amended and Restated Credit Agreement dated October 31, 2002, by and among the Company, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein.

99.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.