Form 10-Q
period 2002-12-31
ACE CASH EXPRESS INC/TX
filed 2003-02-14
CIK 849116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 0-20774

ACE CASH EXPRESS, INC.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-2142963 (I.R.S. Employer Identification No.)

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

Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 10, 2003

Common Stock	10,180,588 shares

ACE CASH EXPRESS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	June 30,
	2002	2002

	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$109,151	$116,264
Accounts receivable, net	3,973	8,792
Loans receivable, net	19,108	17,356
Prepaid expenses and other current assets	8,962	7,979
Inventories	579	946

Total Current Assets	141,773	151,337

Noncurrent Assets
Property and equipment, net	33,917	37,161
Covenants not to compete, net	1,344	1,546
Goodwill, net	74,964	75,015
Other assets	3,119	2,003

Total Assets	$255,117	$267,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Revolving advances	$95,600	$97,500
Accounts payable, accrued liabilities, and other current liabilities	25,619	28,512
Money orders payable	6,770	13,417
Senior secured notes payable	4,000	4,000
Term advances	46,600	48,350
Notes payable	1,049	1,145

Total Current Liabilities	179,638	192,924

Noncurrent Liabilities
Senior secured notes payable	—	4,000
Notes payable	105	319
Other liabilities	3,336	3,680

Total Liabilities	183,079	200,923

Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 10,391,988 shares issued and 10,180,588 shares outstanding	102	102
Additional paid-in capital	24,359	24,353
Retained earnings	50,284	45,469
Accumulated other comprehensive loss	—	(1,078)
Treasury stock, at cost, 211,400 shares	(2,707)	(2,707)

Total Shareholders’ Equity	72,038	66,139

Total Liabilities and Shareholders’ Equity	$255,117	$267,062

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Revenues	$57,295	$54,662	$113,356	$106,572
Store expenses:
Salaries and benefits	14,540	13,970	28,980	27,197
Occupancy	7,143	6,755	14,421	13,753
Provision for loan losses and doubtful accounts	7,524	6,842	13,978	13,506
Depreciation	1,740	1,781	3,495	3,526
Other	8,454	8,638	16,909	17,452

Total store expenses	39,401	37,986	77,783	75,434

Store gross margin	17,894	16,676	35,573	31,138
Region expenses	4,230	4,481	8,369	8,555
Headquarters expenses	3,697	3,547	7,708	6,898
Franchise expenses	297	249	559	419
Other depreciation and amortization	1,767	1,598	3,256	2,332
Interest expense	4,070	3,188	7,710	6,103
Other expenses	650	254	777	124

Income from continuing operations before taxes	3,183	3,359	7,194	6,707
Provision for income taxes	1,273	1,364	2,878	2,723

Income from continuing operations	1,910	1,995	4,316	3,984
Discontinued operations:
Gain on sale of discontinued operations, net of tax	499	—	499	—

Net income	$2,409	$1,995	$4,815	$3,984

Basic earnings per share:
Continuing operations	$0.19	$0.20	$0.42	$0.40
Discontinued operations	0.05	—	0.05	—

Total	$0.24	$0.20	$0.47	$0.40

Diluted earnings per share:
Continuing operations	$0.19	$0.20	$0.42	$0.39
Discontinued operations	0.05	—	0.05	—

Total	$0.24	$0.20	$0.47	$0.39

Weighted average number of common shares outstanding:
Basic	10,181	10,103	10,181	10,079
Diluted	10,181	10,116	10,183	10,106

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	December 31,

	2002	2001

Cash flows from operating activities:
Net income	$4,815	$3,984
Less: Gain on sale of discontinued operations, net of tax	499	—

Income from continuing operations	4,316	3,984
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,751	5,858
Provision for loan losses and doubtful accounts	13,978	13,426
Loss on disposal of property and equipment	235	—
Deferred revenue amortized	(1,116)	(890)
Changes in assets and liabilities:
Accounts receivable	4,759	458
Loans receivable	(15,670)	(21,422)
Prepaid expenses and other current assets	(1,720)	(221)
Inventories	367	336
Other assets	(3,544)	(477)
Accounts payable, accrued liabilities and other liabilities	(306)	7,104

Net cash provided by operating activities	8,050	8,156
Cash flows from investing activities:
Purchases of property and equipment	(1,853)	(4,358)
Cost of net assets acquired	(51)	(1,185)

Net cash used in investing activities	(1,904)	(5,543)
Cash flows from financing activities:
Net decrease in money order payable	(6,647)	(9,017)
Net (repayments) borrowings of revolving advances	(1,900)	30,900
Net (repayments) borrowings of term advances	(1,750)	2,000
Net (repayments) borrowings of notes payable	(310)	756
Repayments of long-term notes payable	(4,000)	(4,000)
Proceeds from stock options exercised	6	398

Net cash (used in) provided by financing activities	(14,601)	21,037

Cash (used in) provided by continuing operations	(8,455)	23,650
Cash provided by sale of discontinued operations	1,342	—

Net (decrease) increase in cash and cash equivalents	(7,113)	23,650
Cash and cash equivalents, beginning of period	116,264	129,186

Cash and cash equivalents, end of period	$109,151	$152,836

Supplemental disclosures of cash flows information:
Interest paid	$5,878	$5,516
Income taxes paid	$1,695	$2,210

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

Revenue Recognition Policy

Approximately 70% of the Company’s revenues result from transactions completed at the point-of-sale with its customers. These transactions include check cashing, bill payment, money transfer, money order purchases, and other miscellaneous products and services grouped in “other fees.” These revenues are recognized when those transactions are completed at the point of sale. The Company acts in an agency capacity on many of its products, and therefore records the gross revenue less the cost remitted as revenue.

For bank loans and payday loans, revenues constituting loan fees and interest are recognized ratably over the term of each loan, which is generally 14 days.

Contractual revenue guarantees from vendors are recognized in accordance with the terms of the contracts under which they are paid. Any bonus or incentive payments from vendors are amortized over the term or duration of the contracts under which they are made.

Franchised store revenue consists of the franchise fees charged for opening the franchised store and on-going royalty fees. Franchise fees, which are the initial fees paid by the franchisees, are recognized when the franchise location has been identified, the lease has been obtained, training has occurred, the building has been built or leasehold improvements have been completed, the proprietary point-of-sale system has been installed and the store has been opened. Franchise royalty fees are a fixed monthly fee or a percentage of each franchisee’s actual revenues, and these are recognized monthly and payable under the franchise agreement.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

	(in thousands)
Income from continuing operations	$1,910	$1,995	$4,316	$3,984
Gain on sale of discontinued operations, net of tax	499	—	499	—

Net income	$2,409	$1,995	$4,815	$3,984

Reconciliation of denominator:
Weighted average number of common shares outstanding — basic	10,181	10,103	10,181	10,079
Effect of dilutive stock options	—	13	2	27

Weighted average number of common and dilutive shares outstanding — diluted	10,181	10,116	10,183	10,106

The following table presents the options to purchase shares of common stock which were not included in the computation of diluted earnings per share for the three months and the six months ended December 31, 2002 and 2001 because the exercise prices of those options were greater than the average market price of the common shares; and therefore, the effect would be anti-dilutive.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

	(in thousands)
Options not included in the computation of earnings per share	1,419	1,399	1,403	1,358

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for trade receivables, trade payables, loans receivable, revolving advances, money orders payable, term advances, and notes payable all approximate fair value because of the short-term maturities of these instruments.

Recently Issued Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a “component of an entity” (rather than a segment of a business). A “component of an entity” constitutes operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. SFAS 144 was effective for the Company beginning July 1, 2002.

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

The AICPA’s Accounting Standards Committee (AcSEC) issued Statement of Position 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” (“SOP 01-6”). SOP 01-6 provides guidance on accounting and reporting matters for entities that have trade receivables and entities that finance their customers’ purchases of goods and services using trade receivables. The Company’s adoption of SOP 01-6 effective July 1, 2002, had no impact on the Company’s financial position and results of operations as of December 31, 2002.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123”. SFAS 148 was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Entities are still permitted to account for stock-based compensation programs using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company currently accounts for stock-based compensation using the intrinsic value method. The interim disclosure requirements prescribed by SFAS No. 148 are required for interim periods beginning after December 15, 2002.

2.     OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that differentiate between company-owned and franchised stores. Company-owned store revenue is generated from store customer-transaction processing, and franchised store revenue is generated from the franchise fees charged for opening the store and on-going royalty fees.

Segment information for the three months ended December 31, 2002 and 2001 was as follows:

	Company-owned	Franchised	Other	Total

	(in thousands)
Three months ended December 31, 2002:
Revenue	$56,779	$516	$—	$57,295
Gross margin	17,378	516	—	17,894
Region, headquarters, franchise expenses	(7,927)	(297)	—	(8,224)
Other depreciation and amortization	—	—	(1,767)	(1,767)
Interest expense, net	—	—	(4,070)	(4,070)
Other expense	—	—	(650)	(650)

Income (loss) from continuing operations before taxes	$9,451	$219	$(6,487)	$3,183

Three months ended December 31, 2001:
Revenue	$54,134	$528	$—	$54,662
Gross margin	16,148	528	—	16,676
Region, headquarters, franchise expenses	(8,028)	(249)	—	(8,277)
Other depreciation and amortization	—	—	(1,598)	(1,598)
Interest expense, net	—	—	(3,188)	(3,188)
Other expense	—	—	(254)	(254)

Income (loss) before taxes	$8,120	$279	$(5,040)	$3,359

Segment information for the six months ended December 31, 2002 and 2001 was as follows:

	Company-owned	Franchised	Other	Total

	(in thousands)
Six months ended December 31, 2002:
Revenue	$112,295	$1,061	$—	$113,356
Gross margin	34,512	1,061	—	35,573
Region, headquarters, franchise expenses	(16,077)	(559)	—	(16,636)
Other depreciation and amortization	—	—	(3,256)	(3,256)
Interest expense, net	—	—	(7,710)	(7,710)
Other expense	—	—	(777)	(777)

Income (loss) from continuing operations before taxes	$18,435	$502	$(11,743)	$7,194

Six months ended December 31, 2001:
Revenue	$105,539	$1,033	$—	$106,572
Gross margin	30,105	1,033	—	31,138
Region, headquarters, franchise expenses	(15,453)	(419)	—	(15,872)
Other depreciation and amortization	—	—	(2,332)	(2,332)
Interest expense, net	—	—	(6,103)	(6,103)
Other expense	—	—	(124)	(124)

Income (loss) before taxes	$14,652	$614	$(8,559)	$6,707

Segment information as of December 31, 2002 and 2001 was as follows:

	Company-owned	Franchised	Total

	(in thousands, except for number of stores)
As of December 31, 2002:
Total assets	$254,847	$270	$255,117
Number of stores	977	193	1,170
As of December 31, 2001:
Total assets	$306,556	$1,307	$307,863
Number of stores	999	179	1,178

3.     DERIVATIVE INSTRUMENTS

The Company’s objective in managing its exposure to fluctuations in interest rates is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates. To achieve this objective, the Company entered into interest-rate swap agreements whose values change in the opposite direction of the anticipated cash flows. As required, on July 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The interest-rate swaps are derivative instruments related to forecasted transactions and are considered to hedge future cash flows. The effective portion of any gains or losses is included in accumulated other comprehensive income (loss) until earnings are affected by the variability of cash flows. Any ineffective portion is recognized currently into earnings. The cash flows of the interest-rate swaps are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the floating-rate revolving loan facility. If it was probable that a forecasted transaction would no longer occur, the interest-rate swap would continue to be carried on the balance sheet at fair value, and gains or losses that were deferred in accumulated other comprehensive income (loss) would be recognized immediately into earnings. If the interest-rate swaps were terminated prior to their expiration dates, any cumulative gains and losses would be deferred and recognized into earnings over the remaining life of the underlying exposure. If the hedged liabilities were sold or extinguished, the Company would recognize the gain or loss on the designated financial instruments currently into earnings.

The Company uses the cumulative approach to assess effectiveness of the cash flow hedges. The measurement of hedge ineffectiveness is based on the cumulative dollar offset method. Under this method, the Company compares the changes in the floating rate component of the cash flow hedge to the floating rate cash flows of the floating-rate revolving loan facility. Changes in the fair value of the effective cash flow hedges are recorded in accumulated other comprehensive income (loss). The effective portion that has been deferred in accumulated other comprehensive income (loss) is reclassified to earnings when the hedged items impact earnings.

The adoption of SFAS 133 on July 1, 2000 resulted in a $648,000 credit to accumulated other comprehensive income (loss) for the cumulative effect of accounting change representing the transition adjustment. The associated underlying hedged liability exceeded the notional amount for each of the Company’s interest-rate swaps throughout the existence of the interest-

rate swap. The interest-rate swaps were based on the same index as their respective underlying debt. The interest-rate swaps were highly effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated other comprehensive income (loss) into earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness during the three or six months ended December 31, 2002 or 2001. The interest-rate swap resulted in an increase of interest expense of $994,000 and $1,900,000 for the three and six months ended December 31, 2002, respectively, and an increase in interest expense of $782,000 and $1,250,000 for the three and six months ended December 31, 2001, respectively. The fair value of the interest-rate swap increased by $582,000 and $1,078,000, net of tax, during the three and six months ended December 31, 2002, respectively, increased by $242,000, net of tax, during the three months ended December 31, 2001, and decreased by $634,000, net of tax, during the six months ended December 31, 2001, and those amounts have been recorded in accumulated other comprehensive income (loss). The last remaining interest rate swap expired on December 31, 2002. As of December 31, 2002, there was no remaining fair value for the interest rate swaps, and all effective portions of the interest rate swaps have been reclassified into earnings.

Accumulated other comprehensive income (loss) balance related to the recently expired interest-rate swap is as follows (in thousands):

Accumulated Other Comprehensive			Change in Accumulated Other
Income (Loss) as of			Comprehensive Income (Loss) for the

			Three months ended	Six months ended
December 31, 2002	September 30, 2002	June 30, 2002	December 31, 2002	December 31, 2002

$—	$(582)	$(1,078)	$582	$1,078

			Three months ended	Six months ended
December 31, 2001	September 30, 2001	June 30, 2001	December 31, 2001	December 31, 2001

$(1,945)	$(2,187)	$(1,311)	$242	$(634)

Average Notional Amount

December 31, 2002	June 30, 2002	December 31, 2001	June 30, 2001

(in millions)
$86	$85	$80	$85

Because the last interest-rate swap expired on December 31, 2002, there is no accumulated other comprehensive income (loss) as of December 31, 2002. The accumulated other comprehensive loss as of December 31, 2001, is net of a tax benefit of $1,323,000. The accumulated other comprehensive loss as of June 30, 2002 and 2001, is net of a tax benefit of $737,000 and $892,000, respectively.

A summary of comprehensive income for the three and six months ended December 31, 2002 and 2001 is presented below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

		(in thousands)
Net income	$2,409	$1,995	$4,815	$3,984
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments before tax expense (benefit)	970	407	1,797	(1,067)
Tax expense (benefit)	388	165	719	(433)

Unrealized gain (loss) on hedging instruments net of the tax expense (benefit)	582	242	1,078	(634)

Comprehensive income	$2,991	$2,237	$5,893	$3,350

4.     RESTRUCTURING CHARGES — ACCELERATED STORE CLOSINGS

In the third quarter of fiscal 2001, the Company recorded charges for the costs associated with closing 85 unprofitable or underperforming stores. The restructuring charge of $8.7 million consisted of costs associated with $7.7 million of write-offs for goodwill and covenants not to compete, fixed asset and inventory disposals, and lease terminations related to the store closings, and $1.0 million of impaired goodwill associated with nine underperforming stores not closed. As of December 31,

2002, the accrual balance of $0.3 million provides for the leases which will be paid out over their remaining terms. The Company anticipates that the completion date for the remaining liabilities will be approximately February 2005.

5.     GOODWILL AND OTHER INTANGIBLE ASSETS

Amortizable Intangible Assets

Covenants not to compete are as follows:

	December 31, 2002	June 30, 2002

	(in thousands)
Covenants not to compete, at cost	$2,503	$2,687
Less — accumulated amortization	(1,159)	(1,141)

	$1,344	$1,546

Each of the covenants not to compete is amortized over the applicable period of the contract. The weighted-average amortization period is 5.3 years.

Amortization expense related to the covenants not to compete for the three and six months ended December 31, 2002 and estimated for the five succeeding fiscal years are as follows:

Amortization Expense for Covenants Not to Compete
(in thousands)

Actual		Estimated

For the Three	For the Six	For the Year Ended June 30,
Months Ended	Months Ended
December 31, 2002	December 31, 2002	2003	2004	2005	2006	2007

$102	$212	$405	$345	$256	$138	$100

Intangible Assets Not Subject to Amortization

The carrying value of the Company’s goodwill is as follows:

	December 31, 2002	June 30, 2002

	(in thousands)
Goodwill — cost	$83,094	$83,185
Less — accumulated amortization	(8,130)	(8,170)

	$74,964	$75,015

There were no impairment losses for the three or six months ended December 31, 2002 or 2001.

6.     SHORT-TERM LOANS

Until December 31, 2002, the Company was a party to a Master Loan Agency Agreement and ancillary agreements (the “Goleta Agreement”) with Goleta National Bank (“Goleta”), a national bank located in Goleta, California. Under the Goleta Agreement, which was first entered into in August 1999, the parties developed and implemented an arrangement under which short-term loans made by Goleta (“Bank Loans”) were offered at company-owned locations. A Bank Loan could be up to $500 and had to be repaid or renewed in 14 days. Under the Goleta Agreement, the Company purchased from Goleta a participation representing 90% of each Bank Loan made on a previous day. Goleta determined the interest rate (and other terms) of the Bank Loans. The interest rate of $17 per $100 of Bank Loan was charged by Goleta for each 14-day period. During the quarter ended December 31, 2002, the average amount of each Bank Loan to a customer was $267, and the average interest charge was $44.30. As of December 31, 2002 and June 30, 2002, the gross receivable for the Company’s participation interests in Bank Loans was $21.6 million and $27.3 million, respectively. As of January 1, 2003, the Company no longer offered Bank Loans at any of its stores.

Since July 2002, the Company has gradually shifted its loan product or service offering from the Bank Loans to small, short-term loans or similar services, which are commonly referred to as “payday loans,” at its locations. As of January 1, 2003, the Company was offering a small short-term loan or deferred-deposit service in 858, or approximately 88%, of its owned stores. The specific terms of the Company’s loan product or service comply with state regulation and therefore vary from state to state. In general, the Company’s payday loan product or service consists of providing a customer cash in exchange for the customer’s check or an ACH authorization to debit the customer’s bank account, along with an agreement to defer the presentment or deposit of that check or the initiation of that ACH debit on the customer’s account, as the case may be, until the customer’s next payday. The amount of the customer’s check or ACH authorization is the amount of the cash provided to the customer plus a fee to the Company. The term of the deferral of the check presentment or ACH debit is typically two to four weeks. During the quarter ended December 31, 2002, the average amount of cash provided to a customer in such a transaction was $212, and the average fee to the Company was $37.32. As of December 31, 2002 and June 30, 2002, the gross receivable for the Company’s payday loans was approximately $13.1 million and $2.3 million, respectively.

Loan fees and interest are recognized ratably over the term of each loan, whether made by the Company or a participation interest in a Bank Loan.

The Company has established a loan loss provision for its interests in loans, whether made by the Company or participation interests in Bank Loans. The Company’s policy for determining the loan loss provision is based on historical loan experience generally, as well as the results of management’s review and analysis of the payment and collection of the loans within the last fiscal quarter. The Company’s policy is to charge off interests in all loans which are 180 days or more past due. Charge-offs are applied as a reduction to the loan loss provision, and any recoveries of previously charged off loans are applied as an increase to the loan loss provision.

Loans receivable, net, on the consolidated balance sheets as of December 31, 2002 and June 30, 2002, were $19.1 million and $17.4 million, respectively, which includes receivables for the Company’s payday loans and the Company’s participation interests in the Bank Loans.

The loan loss allowance of $15.7 million and $15.9 million as of December 31, 2002 and June 30, 2002 represented 45.0% and 41.3% of the gross loans receivable as of that date, respectively. Loan charge-offs for the six months ended December 31, 2002 and 2001 were $10.6 million and $11.6 million, respectively.

7.     CESSATION OF GOLETA NATIONAL BANK RELATIONSHIP

On October 25, 2002, the Company entered into an agreement with the Office of the Comptroller of the Currency (the “OCC”), and on November 1, 2002, the Company entered into Amendment No. 3 to the Master Loan Agency Agreement with Goleta, to end the arrangement under which Goleta offers Bank Loans at the Company’s stores effective December 31, 2002. Accordingly, as of January 1, 2003, the Company no longer offered Bank Loans in any of its stores. As permitted by the agreements, however, the Company is continuing to service and collect outstanding Bank Loans under the Collection Servicing Agreement between it and Goleta. As of January 1, 2003, where the Company offers a loan product, it offers short-term loans or deferred-deposit-transaction services, made in accordance with state law and regulations, instead of the Bank Loans.

In the agreements with the OCC and Goleta, the Company also agreed to indemnify 100%, instead of the previous 90%, of Goleta’s losses and expenses incurred on and after November 1, 2002 from certain third-party claims regarding Bank Loans, including pending lawsuits. The Company cannot currently estimate the amount of expenses that may result from this increased level of indemnification.

8.     DISCONTINUED OPERATIONS

During the quarter ended December 31, 2002, the Company sold 19 underperforming stores in Florida for a pre-tax gain of $0.8 million and an after-tax gain of $0.5 million. The gain on the sale of the 19 stores has been classified as discontinued operations, and includes the write-off of $0.8 million of fixed assets and $0.1 million of goodwill related to the 19 stores. The operating results of the 19 stores had no material impact on current or historical net income or cash flow for or during the first six months of fiscal 2003. Operating results for the 19 stores for the three and six months ended December 31, 2002 and 2001 are shown below.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

	(in thousands, except per share amounts)
Revenue	$357	$616	$966	$1,190
Gross margin (loss)	(99)	(55)	(28)	(98)
After-tax income (loss)	(59)	(33)	(17)	(59)
Diluted earnings (loss) per share	(0.01)	0.00	0.00	(0.01)

9.     AMENDMENT TO CREDIT AGREEMENT

On November 13, 2002, ACE amended its existing Amended and Restated Credit Agreement with a syndicate of bank lenders led by Wells Fargo Bank Texas, National Association, as agent. The amendment to the credit agreement was prompted by the scheduled expiration on that date of ACE’s credit facilities under that credit agreement.

The amendment to the credit agreement, among other things:

•	Established the Company’s revolving line-of-credit facility at a maximum of $120 million and extended that and the $47.35 million term-loan facility to October 31, 2003.

•	Provides ACE an additional $55 million “seasonal” revolving credit facility available in varying amounts from December 1, 2002 until March 15, 2003. The maximum available amounts are $10 million from December 1 through December 31, 2002, $45 million thereafter through January 15, 2003, $55 million thereafter through February 28, 2003, and $10 million thereafter through March 15, 2003. The interest rate on this facility is the prime rate publicly announced by Wells Fargo Bank Texas, National Association, from time to time plus 4%.

•	Increased the interest rate on the term-loan facility to a fixed annual rate of 15%.

•	Requires ACE to pay the lenders principal of the outstanding term loan in the amounts of $0.5 million on January 31, 2003, $5.75 million on February 28, 2003, and $0.25 million on March 31, 2003 and at the end of each month thereafter. Each such payment of principal must also be accompanied by the payment of all accrued interest on the outstanding principal of the term loan.

•	Permitted ACE to arrange for separate funding, through a special-purpose subsidiary, to obtain cash inventory for its self-service check-cashing machines to be placed in certain H&R Block retail offices during the 2003 tax season (i.e., January through April 2003).

•	Requires ACE to pay the lenders the net proceeds over $1 million of any sale of ACE’s assets outside of the ordinary course of business, to be applied to reduce the outstanding term loan or, if no such loan is outstanding, the outstanding seasonal revolving credit loans.

•	Includes a covenant that restricts ACE from opening any new stores, or entering into any new lease agreement for additional stores, other than new stores to replace stores closed in the ordinary course of business if the capital expenditures for the replacement stores do not exceed $75,000 per store or a total of $1.5 million.

•	Includes a covenant that restricts ACE from making capital expenditures, in addition to those permitted for replacement stores, exceeding a total of $3 million.

•	Requires ACE to pay commitment fees to the lenders for the facilities of $1,111,750 on each of November 13, 2002 and February 28, 2003.

•	Requires ACE to pay the lenders an additional commitment fee equal to 0.5% per annum of the average daily unused portion of the revolving line-of-credit and seasonal revolving credit facilities.

•	Requires ACE to use its best efforts to obtain additional capital to be used to repay all or a portion of the outstanding term loan and to pay the lenders, to the extent that the outstanding term loan is not fully repaid, a contingency fee of up to $2.625 million. The contingency fee is payable in installments of $0.375 million on November 13, 2002, $0.5 million on April 1, 2003, $0.75 million on July 1, 2003, and $1 million on October 1, 2003. The installments of the contingency fee payable after ACE obtains any new capital and repays a portion of the outstanding term loan, however, will be reduced pro rata to correspond with reductions in the outstanding term loan.

In all other material respects, the terms of the existing credit agreement remain in effect.

10.     SSM FUNDING ARRANGEMENTS

During December 2002, ACE completed two arrangements to obtain a total of $290 million in cash or currency as inventory for its self-service check-cashing machines (“SSMs”) placed in numerous H&R Block retail offices during the 2003 tax season. Those SSMs are available to cash only tax refund anticipation checks and tax refund anticipation loan checks of H&R Block’s customers.

ACE entered into separate agreements with a regional Texas bank and a large German bank to provide the cash or currency and related custodial and transportation services for the SSMs across the nation. The agreement with the Texas bank is for the 2003 tax season, and the agreement with the German bank extends through the 2007 tax season.

The Texas bank agreed to supply up to $100 million of cash and corresponding services to certain of the SSMs at the H&R Block offices in exchange for fees that vary in accordance with the volume of checks cashed in the SSMs and ACE’s use of the corresponding services. That cash, and the cashed checks deposited in the SSMs in exchange for that cash, are assets of the bank, not of ACE. ACE will be entitled to all of the check-cashing fees earned from the SSMs subject to this agreement, after payment to the bank of all amounts to which it is entitled, upon the expiration of this agreement at the end of the 2003 tax season.

The agreement with the German bank relates to the majority of SSMs at the H&R Block offices. It involves a revolving line-of-credit facility of up to $190 million that is available to a newly formed wholly owned subsidiary of ACE, Ace Funding LLC (“Ace Funding”), a Delaware limited liability company. Ace Funding’s business activities are limited to those activities for the SSMs subject to this agreement. Ace Funding will function independently of ACE, and Ace Funding’s assets must be kept separate from ACE’s assets. Ace Funding owns the cash used in, and provides the corresponding custodial and transportation services to, the SSMs subject to this agreement. The cash in those SSMs, and the cashed checks deposited in those SSMs in exchange for that cash, are the assets of Ace Funding. ACE has capitalized Ace Funding with $1 million and has agreed to provide revolving subordinated loans to Ace Funding in an amount up to $1.9 million. ACE has no liability to repay the obligations of Ace Funding, has not guaranteed the obligations of Ace Funding to the lender, and has no interest in any of the assets of Ace Funding. Ace Funding is responsible for payment of all of the indebtedness to the lender, all costs of the lender’s agents in connection with this arrangement, and the expenses of third-party providers of custodial and transportation services. ACE will be entitled to receive all check-cashing fees from the SSMs subject to this arrangement, net of amounts paid to Ace Funding for providing the cash and related services to the SSMs, at the end of the tax season.

For financial reporting purposes, Ace Funding will be a consolidated subsidiary of ACE.

11.     PENDING LAWSUITS

The Company resolved its legal disputes with the States of North Carolina, Ohio and Florida during the quarter ended December 31, 2002.

On December 13, 2002, the Company entered into an agreement with the Commissioner of Banks of North Carolina and the Attorney General of North Carolina to end their lawsuit against the Company and the lawsuit of the Company and Goleta against them. The Company did not pay or receive, or agree to pay or receive, any amount in connection with the termination of those lawsuits.

On December 30, 2002, the Company entered into separate agreements to end pending litigation or administrative proceedings with, and to receive certain licenses from, regulatory authorities in the States of Ohio and Florida. In the agreement between the Company and the Ohio Division of Financial Institutions, the Company agreed to pay $16,000 in licensing fees to the Division of Financial Institutions and to mail Goleta’s previous borrowers in Ohio coupons worth a total of approximately $250,000 that can be redeemed for discounts on future short-term loans made by the Company under Ohio law. In the agreement between the Company and the Florida Department of Business and Finance, in exchange for state licenses issued to the Company and full releases from the Attorney General and the Department of Business and Finance in favor of the Company and Goleta, the Company agreed to pay $500,000.

The Company is a defendant in a number of lawsuits regarding its loan-related activities, and particularly its services as agent for Goleta regarding the Bank Loans that were offered at most of the Company’s locations. A key issue in those lawsuits regarding the Bank Loans is whether Goleta or the Company is properly regarded as the lender. If the Company, rather than Goleta, were held to be the lender, then the terms of the Bank Loans, and the Company’s activities in connection with those Bank Loans, would likely violate usury and other consumer-protection laws in certain states and, accordingly, the Company would likely become obligated to pay damages and other relief that could significantly impair the Company’s financial condition and financial resources. The Company and Goleta, however, strongly maintain that Goleta, and not the Company, is the lender of the Bank Loans. Since July 1, 2002, the Company has received favorable decisions or determinations by courts in certain of the lawsuits and has settled a few of the other lawsuits. Nevertheless, the Company expects that its defense of the pending lawsuits will continue to require the expenditure of significant amounts for legal fees and other costs and the substantial time and attention of certain of its senior officers.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,		Year Ended June 30,

	2002	2001	2002	2001	2002	2001	2000

Company Operating and Statistical Data:
Company-owned stores in operation:
Beginning of period	1,001	995	1,003	988	988	915	798
Acquired	0	2	1	8	8	133	36
Opened	2	13	3	18	39	49	99
Closed(1)	(26)	(11)	(30)	(15)	(32)	(109)	(18)

End of period	977	999	977	999	1,003	988	915

Percentage increase in comparable store revenues from prior period(2)	5.9%	21.0%	7.1%	21.1%	15.6%	23.3%	6.9%
Capital expenditures (in thousands)	$1,063	$2,881	$1,857	$4,094	$7,127	$12,655	$12,255
Cost of net assets acquired (in thousands)	$—	$200	$51	$1,292	$1,177	$35,841	$11,359
Operating Data (Check Cashing and Money Orders):
Face amount of checks cashed (in millions)	$1,119	$1,096	$2,225	$2,124	$4,843	$4,498	$3,839
Face amount of money orders sold (in millions)	$397	$427	$805	$842	$1,711	$1,709	$1,585
Face amount of average check	$346	$340	$347	$340	$378	$358	$339
Average fee per check	$8.33	$7.97	$8.30	$7.97	$9.36	$8.38	$7.92
Fees as a percentage of average check	2.41%	2.34%	2.39%	2.34%	2.48%	2.34%	2.33%
Number of checks cashed (in thousands)	3,238	3,219	6,408	6,243	12,821	12,580	11,317
Number of money orders sold (in thousands)	2,584	2,912	5,240	5,801	11,562	12,787	12,339
Collections Data:
Face amount of returned checks (in thousands)	$5,989	$5,979	$11,533	$11,878	$23,637	$26,536	$16,548
Collections (in thousands)	4,486	3,935	8,471	7,719	16,090	17,717	10,788

Net write-offs (in thousands)	$1,503	$2,044	$3,062	$4,159	$7,547	$8,819	$5,760

Collections as a percentage of returned checks	74.9%	65.8%	73.5%	65.0%	68.1%	66.8%	65.2%
Net write-offs as a percentage of revenues	2.6%	3.7%	2.7%	3.9%	3.3%	4.5%	4.1%
Net write-offs as a percentage of the face amount of checks cashed	.13%	.19%	.14%	.20%	.16%	.20%	.15%

(1)	The numbers of stores closed for the three and six months ended December 31, 2002, includes the sale of 19 underperforming stores in Florida in November 2002.

(2)	Calculated based on the change in revenues of all stores open for both the full year and the interim periods compared.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA, continued
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,		Year Ended June 30,

	2002	2001	2002	2001	2002	2001	2000

Operating Data (Small Consumer Loans):
Volume — new loans and refinances (in thousands)	$143,672	$137,082	$286,049	$265,758	$502,013	$396,783	$137,015
Average advance	$267	$270	$267	$269	$269	$269	$240
Average finance charge	$44.28	$45.74	$44.74	$45.54	$45.61	$42.30	$34.51
Number of loan transactions — new loans and refinances (in thousands)	537	508	1,071	989	1,866	1,477	557
Balance Sheet Data (in thousands):
Gross loans receivable	$34,758	$38,258	$34,758	$38,258	$29,569	$27,768	$18,695
Less: Allowance for losses on loans receivable	15,650	15,876	15,650	15,876	12,213	13,382	—

Loans receivable, net of allowance	$19,108	$22,382	$19,108	$22,382	$17,356	$14,386	$18,695

Allowance for losses on loans receivable:
Beginning of period	$13,826	$15,430	$12,213	$13,382	$13,382	$—	$—
Provision for loan losses	7,374	6,812	13,718	13,426	21,924	26,429	—
Charge-offs	(5,658)	(6,726)	(10,647)	(11,563)	(24,519)	(13,510)
Recoveries	108	360	366	631	1,426	463	—

End of period	$15,650	$15,876	$15,650	$15,876	$12,213	$13,382	$—

Net loan charge-offs as a percent of volume	3.9%	4.6%	3.6%	4.1%	4.6%	3.3%	—
Allowance as a percent of gross loans receivable	45.0%	41.5%	45.0%	41.5%	41.3%	48.2%	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue Analysis

	Three Months Ended December 31,				Six Months Ended December 31,

	2002	2001	2002	2001	2002	2001	2002	2001

	(in thousands)		(percentage of revenue)		(in thousands)		(percentage of revenue)

Check cashing fees	$26,990	$25,671	47.1%	47.0%	$53,171	$49,771	46.9%	46.7%
Loan fees and interest	21,122	20,229	36.9	37.0	41,799	39,351	36.9	36.9
Bill payment services	3,183	2,247	5.5	4.1	6,245	4,424	5.5	4.2
Money transfer services	2,677	2,716	4.7	5.0	5,403	5,455	4.8	5.1
Money order fees	1,731	1,905	3.0	3.5	3,504	3,743	3.1	3.5
Franchise revenues	516	528	0.9	1.0	1,061	1,033	0.9	1.0
Other fees	1,076	1,366	1.9	2.4	2,173	2,795	1.9	2.6

Total revenue	$57,295	$54,662	100.0%	100.0%	$113,356	$106,572	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$57.4	$54.3			$113.0	$106.2

Quarter Comparison

Total revenues increased $2.6 million, or 5%, to $57.3 million in the second quarter of fiscal 2003 from $54.7 million in the second quarter of the last fiscal year. This revenue growth resulted primarily from a $3.0 million, or 6%, increase in comparable store revenues (928 stores). The number of Company-owned stores decreased by 22, or 2%, to 977 stores opened at December 31, 2002 from 999 stores opened at December 31, 2001. In late-November 2002, the Company sold 19 of its stores located in Florida. The increase in total revenues resulted from increases in total check cashing fees, loan fees and interest, and bill payment services revenue. These increases were partially offset by decreases in certain other types of revenue, particularly in money order fees and other fees.

Check cashing fees, including tax check fees, increased $1.3 million, or 5%, to $27.0 million in the second quarter of fiscal 2003 from $25.7 million in the second quarter of the last fiscal year. This increase resulted from a combination of a 3% increase in the average fee per check and a 2% increase in the face amount of the checks cashed. Loan fees and interest for the second quarter of fiscal 2003 increased $0.9 million, or 4%, to $21.1 million from $20.2 million in the second quarter of the last fiscal year, due primarily to increased consumer demand. Loan fees and interest for the three months ended December 31, 2001, reflect primarily the Company’s participation interests in loans (“Bank Loans”) made by Goleta National Bank (“Goleta”) at most of the Company-owned stores. However, effective December 31, 2002, in accordance with the agreements with the Office of the Comptroller of the Currency (the “OCC”) and Goleta, the Company discontinued offering Bank Loans and began to offer at most of those stores, other short-term loans or deferred-deposit-transaction services made in accordance with state laws and regulations. Bill payment services increased $0.9 million, or 42%, to $3.2 million in the second quarter of fiscal 2003 from $2.2 million in the second quarter of the last fiscal year, primarily because of the addition of vendors for which payments are accepted. The decrease in money order fees of $0.2 million, or 9%, to $1.7 million in the second quarter of fiscal 2003 from $1.9 million in the second quarter of last fiscal year was due to decreased consumer demand for money orders. The decrease in other fees of $0.3 million, or 21%, to $1.1 million in the second quarter of fiscal 2003 from $1.4 million in the second quarter of last fiscal year was due to a change in the mix of miscellaneous products and services offered in the stores, such as the discontinuation of lottery ticket sales.

Six Month Comparison

Total revenues increased $6.8 million, or 6%, to $113.4 million in the first six months of fiscal 2003 from $106.6 million in the first six months of the last fiscal year. This revenue growth resulted, primarily, from a $7.0 million, or 7%, increase in comparable store revenues (928 stores). The increase in total revenues resulted from increases in total check cashing fees, loan fees and interest, and bill payment services revenue. These increases were partially offset by decreases in certain other types of revenue, particularly in money order fees and other fees.

Check cashing fees, including tax check fees, increased $3.4 million, or 7%, to $53.2 million in the first half of fiscal 2003 from $49.8 million in the first half of the last fiscal year. This increase resulted from a combination of a 3% increase in the average fee charged per check and a 4% increase in the average check amount. Loan fees and interest increased $2.4 million, or 6%, to $41.8 million in the first half of fiscal 2003 from $39.4 million in the first half of the last fiscal year, primarily due to increased consumer awareness of the loan products available at the Company’s stores. Loan fees and interest for the first half of the last fiscal year reflect primarily the Company’s participation interests in Bank Loans at most of the Company-owned stores. However, in accordance with the agreements with the OCC and Goleta, the Company discontinued offering Bank Loans effective December 31, 2002, and began to offer other short-term loans or deferred-deposit-transaction services made in accordance with state laws and regulations. Bill payment services increased $1.8 million, or 41%, to $6.2 million in the first half of fiscal 2003 from $4.4 million in the first half of the last fiscal year due to an increased number of bill payment vendors. Money order fees decreased $0.2 million, or 6%, to $3.5 million in the first half of fiscal 2003 from $3.7 million in the first half of the last fiscal year primarily due to decreased consumer demand for money orders. Other fees decreased $0.6 million, or 22%, to $2.2 million in the first half of fiscal 2003 from $2.8 million in the first half of the last fiscal year due to a change in the mix of miscellaneous products and services offered in the stores, such as the discontinuation of lottery ticket sales.

Store Expense Analysis

	Three Months Ended December 31,				Six Months Ended December 31,

	2002	2001	2002	2001	2002	2001	2002	2001

	(in thousands)		(percentage of revenue)		(in thousands)		(percentage of revenue)

Salaries and benefits	$14,540	$13,970	25.4%	25.6%	$28,980	$27,197	25.5%	25.5%
Occupancy	7,143	6,755	12.5	12.4	14,421	13,753	12.7	12.9
Armored and security	1,815	1,927	3.2	3.5	3,711	3,681	3.3	3.5
Returns and cash shorts	2,177	2,492	3.8	4.5	4,513	5,521	4.0	5.2
Loan loss provision	7,524	6,842	13.1	12.5	13,978	13,506	12.3	12.7
Depreciation	1,740	1,781	3.0	3.3	3,495	3,526	3.1	3.3
Other	4,462	4,220	7.8	7.7	8,685	8,250	7.7	7.7

Total store expenses	$39,401	$37,987	68.8%	69.5%	$77,783	$75,434	68.6%	70.8%

Average per store expense	$39.5	$38.1			$77.9	$75.9

Quarter Comparison

Total store expenses increased $1.4 million, or 4%, to $39.4 million in the second quarter of fiscal 2003 from $38.0 million in the second quarter of the last fiscal year. Total store expenses decreased as a percentage of revenues, however, to 68.8% in the second quarter of fiscal 2003 from 69.5% in the second quarter of the last fiscal year.

Salaries and benefits expenses increased $0.6 million, or 4%, to $14.5 million in the second quarter of fiscal 2003 from $14.0 million in the second quarter of last fiscal year as a result of higher store-employee performance-bonus expense due to increased profitability. Occupancy costs and armored and security expenses combined increased $0.3 million, or 3%, to $9.0 million in the second quarter of fiscal 2003 from $8.7 million in the second quarter of the last fiscal year due to scheduled increases in store lease rates and in fees to providers of armored and security services to the stores. Returned checks, net of collections, and cash shortages decreased $0.3 million, or 13%, in the second quarter of fiscal 2003, compared to the second quarter of the last fiscal year due to improved cash-management controls and procedures, including more timely communication with field management regarding cash shortages and communication of standard cash and transaction handling procedures. Loan loss provision increased $0.7 million, or 10%, in the second quarter of fiscal 2003 from the second quarter of the last fiscal year due to a higher number of loans that matured during the second quarter of fiscal 2003 compared to last fiscal year. That increase in maturity of loans was a result of the Company’s agreements with the OCC and Goleta to discontinue offering Bank Loans as of December 31, 2002; Bank Loans that matured near the end of the quarter were not renewed or extended. (See “— Loan Portfolio” below.) The increased loan loss provision resulted in a loan allowance as a percentage of gross loan receivables of 45% as of December 31, 2002 compared to 42% as of December 31, 2001. Other store expenses increased $0.2 million, or 6%, in the second quarter of fiscal 2003 compared to the second quarter of the last fiscal year primarily as a result of the licensing costs related to the transition to state-regulated loan products from Bank Loans and increased bank service charges.

Six Month Comparison

Total store expenses increased $2.3 million, or 3%, to $77.8 million in the first six months of fiscal 2003 from $75.4 million in the first six months of the last fiscal year. Total store expenses decreased as a percentage of revenues, however, to 68.6% in the first six months of fiscal 2003 from 70.8% in the first six months of the last fiscal year.

Salaries and benefits expenses increased $1.8 million, or 7%, to $29.0 million in the first half of fiscal 2003 from $27.2 million in the first half of the last fiscal year primarily as a result of higher store-employee performance-bonus expense due to increased profitability. Occupancy costs and armored and security expenses, totaling $18.1 million in the first six months of fiscal 2003, increased $0.7 million, or 4%, from $17.4 million in the first six months of the last fiscal year due year due to scheduled increases in store lease rates and in fees to providers of armored and security services to the stores. Returned checks, net of collections, and cash shortages decreased $1.0 million, or 18%, in the first six months of fiscal 2003, compared to the first six months of fiscal 2002, due to improved cash-management controls and procedures, including more timely communication with field management regarding cash shortages and communication of standard cash and transaction handling procedures. Loan loss provision increased $0.5 million, or 4%, in the first six months of fiscal 2003 from the first six months of the last fiscal year, due to the higher number of loans maturing during the period. Other store expenses increased $0.4 million, or 5%, in the first six months of fiscal 2003 compared to the first six months of the last fiscal year primarily as a result of business licensing costs related to the transition to state-regulated loan products from Bank Loans and increased bank service charges.

Other Expenses Analysis

	Three Months Ended December 31,				Six Months Ended December 31,

	2002	2001	2002	2001	2002	2001	2002	2001

	(in thousands)		(percentage of revenue)		(in thousands)		(percentage of revenue)

Region expenses	$4,230	$4,481	7.4%	8.2%	$8,369	$8,555	7.4%	8.0%
Headquarters expenses	3,697	3,547	6.5	6.5	7,708	6,898	6.8	6.5
Franchise expenses	297	249	0.5	0.5	559	419	0.5	0.4
Other depreciation and amortization	1,767	1,598	3.1	2.9	3,256	2,332	2.9	2.2
Interest expense, net	4,070	3,188	7.1	5.8	7,710	6,103	6.8	5.7
Other expenses	650	254	1.1	0.5	777	124	0.7	0.1

Quarter Comparison

Region Expenses

Region expenses decreased $0.3 million, or 6%, in the second quarter of fiscal 2003 from the second quarter of the last fiscal year, primarily as a result of reductions in personnel at the region level. Region expenses decreased as a percentage of revenues to 7.4% in the second quarter of fiscal 2003 from 8.2% in the second quarter of the last fiscal year.

Headquarters Expenses

Headquarters expenses increased $0.2 million, or 4%, in the second quarter of fiscal 2003 from the second quarter of the last fiscal year primarily because of increased travel and legal expenses. Headquarters expenses as a percentage of revenues of 6.5% in the second quarter of fiscal 2003 remained unchanged from the second quarter of the last fiscal year.

Franchise Expenses

Franchise expenses increased $0.1 million in the second quarter of fiscal 2003 from the second quarter of the last fiscal year as a result of increased salary expense resulting from additional personnel in the franchise department.

Other Depreciation and Amortization

Other depreciation and amortization increased $0.2 million, or 11%, in the second quarter of fiscal 2003 from the second quarter of the last fiscal year due to increased amortization of debt financing costs under the Company’s bank credit agreement.

Interest Expense

Interest expense, net of interest income, increased $0.9 million, or 28%, in the second quarter of fiscal 2003 as compared to the second quarter of the last fiscal year due to the higher interest rates charged by the Company’s bank lenders.

Other Expenses

Other expenses increased by $0.4 million in the second quarter of fiscal 2003 from the second quarter of the last fiscal year. This increase was due to the payment of $0.5 million and $0.25 million to the State of Florida and to the OCC, respectively, to resolve regulatory matters, offset in part by a decrease in store closing expenses of $0.4 million.

Income Taxes

A total of $1.3 million was provided for income taxes in the second quarter of fiscal 2003, a decrease from $1.4 million in the second quarter of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes. The effective income tax rate was 40.0% for the second quarter of fiscal 2003, compared to 40.6% for the second quarter of the last fiscal year.

Gain on Sale of Discontinued Operations, Net of Tax

The Company sold 19 underperforming stores in Florida in late-November 2002 for a pre-tax gain of $0.8 million and an after-tax gain of $0.5 million.

Six Month Comparison

Region Expenses

Region expenses decreased $0.2 million, or 2%, in the first six months of fiscal 2003 from the first six months of the last fiscal year, primarily as a result of reductions in personnel at the region level. Region expenses decreased as a percentage of revenues to 7.4% in the first six months of fiscal 2003 from 8.0% in the first six months of the last fiscal year.

Headquarters Expenses

Headquarters expenses increased $0.8 million, or 12%, in the first six months of fiscal 2003 from the first six months of the last fiscal year. Increased legal expenses associated with defending various lawsuits accounted for $0.4 million, or 50%, of the increase. The remaining increase was due to a combination of increases in salaries paid and employee performance bonuses accrued and expenses related to a new telephone system operating lease. Headquarters expenses increased as a percentage of revenues to 6.8% in the first six months of fiscal 2003 from 6.5% in the first six months of the last fiscal year.

Franchise Expenses

Franchise expenses increased $0.1 million in the first six months of fiscal 2003 from the first six months of the last fiscal year because of the addition of personnel in the franchise department.

Other Depreciation and Amortization

Other depreciation and amortization increased $0.9 million, or 40%, in the first six months of fiscal 2003 from the first six months of the last fiscal year. The increase in depreciation and amortization was due to increased amortization of debt financing costs under the Company’s bank credit agreement.

Interest Expense

Interest expense, net of interest income, increased $1.6 million, or 26%, in the first six months of fiscal 2003 as compared to the first six months of the last fiscal year due to the higher interest rates charged by the Company’s bank lenders.

Other Expenses

Other expenses increased by $0.7 million in the first six months of fiscal 2003 from the first six months of the last fiscal year due primarily to the payment of $0.5 million and $0.25 million to the State of Florida and to the OCC, respectively, to resolve regulatory matters.

Income Taxes

A total of $2.9 million was provided for income taxes in the first six months of fiscal 2003, up from $2.7 million in the first six months of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes. The effective income tax rate was 40% for the first six months of fiscal 2003 compared to 40.6% for the first six months of the last fiscal year.

Gain on Sale of Discontinued Operations, Net of Tax

The Company sold 19 underperforming stores in Florida in late-November 2002 for a pre-tax gain of $0.8 million and an after-tax gain of $0.5 million.

Balance Sheet Variations

Cash and cash equivalents, the money order principal payable, and the revolving advances vary because of seasonal and day-to-day requirements resulting from maintaining cash for cashing checks, purchasing participations in Bank Loans, and making small consumer loans; receipts of cash from the sale of money orders; loan volume; and remittances on money orders sold. For the six months ended December 31, 2002, cash and cash equivalents decreased $7.1 million, compared to an increase of $23.7 million for the six months ended December 31, 2001.

Accounts receivable, net, of $4.0 million as of December 31, 2002 decreased $4.8 million from June 30, 2002 primarily due to the timing of remittances from Goleta.

Loans receivable, net, of $19.1 million as of December 31, 2002 increased $1.8 million from June 30, 2002 due to increased loan volume.

Prepaid expenses and other current assets of $9.0 million as of December 31, 2002 increased $1.0 million from June 30, 2002 due an increase in deferred financing costs related to the bank credit agreement and prepaid insurance.

Property and equipment, net, of $33.9 million as of December 31, 2002 decreased $3.2 million from June 30, 2002; that decrease consisted of $4.1 million of depreciation expense, and $1.0 million of fixed asset retirements ($0.8 million of which related to the sale of the 19 stores in Florida), reduced by $1.9 million of fixed asset additions ($0.3 million of which consisted of capitalized software development). Goodwill, net, as of December 31, 2002 of $75.0 million remained unchanged from June 30, 2002.

Revolving advances of $95.6 million as of December 31, 2002 decreased $1.9 million from June 30, 2002 due to the reduced level of cash requirements for the business on December 31, 2002.

Accounts payable, accrued liabilities and other current liabilities of $25.6 million as of December 31, 2002 decreased $2.9 million from June 30, 2002, as follows:

			Increase (decrease)
	December 31, 2002	June 30, 2002	from June 30, 2002

	(in thousands)
Accounts payable	$6,040	$5,329	$711
Bonuses payable	1,302	3,292	(1,990)
Salaries and benefits payable	3,201	2,014	1,187
Income taxes payable	2,392	1,227	1,165
Accrued litigation	230	2,211	(1,981)
Interest rate swap	—	1,815	(1,815)
Other liabilities	12,454	12,624	(170)

Total	$25,619	$28,512	$(2,893)

Loan Portfolio

The Company has established a loan loss provision for its loans receivable at a level that the Company’s management believes to be adequate to absorb known or probable losses from participation interests of the Company in Bank Loans and from payday loans made by the Company. In the first six months of fiscal 2003, the Company gradually ceased to offer Bank Loans and began to offer state-regulated short-term loans or deferred-deposit-transaction services, commonly known as “payday loans,” at its owned stores. As of December 31, 2002, the Company ceased to offer any Bank Loans at its stores. Because the Company’s payday loan product is substantially similar to the Bank Loans formerly offered, the Company’s method for determining its loan loss provision for the two types of loans is the same.

The Company’s policy for determining the loan loss provision is based on historical experience generally as well as the results of management’s review and analysis of the payment and collection of the loans within the last fiscal quarter. The Company’s management calculates the loan loss provision for the Company’s payday loans or participation interests in Bank Loans as a percentage of the total principal amount of and accrued interest or fees payable on the loans that are to mature, or become due and payable, in a particular time period (typically, a fiscal quarter). The Company has determined, based on recent operating history, that it receives payment of approximately 93% (for loans maturing in the first, second and fourth fiscal quarters) or 94% (for loans maturing during tax refund season in the third fiscal quarter) of the principal amount of and accruing interest and fees on matured loans before charge-off. Therefore, the loan loss provision is approximately 7% of the loans maturing in the first, second and fourth fiscal quarters and approximately 6% of loans maturing in the third fiscal quarter. The Company’s policy is to charge-off all loans, or participation interests in Bank Loans, which are 180 days or more past due or delinquent. Charge-offs are applied as a reduction to the loan loss provision, and any recoveries of previously charged-off loans or participation interests in Bank Loans, are applied as an increase to the loan loss provision.

At the end of each fiscal quarter, the Company’s management analyzes the loan loss provision and the allowance that has been computed based on the activity described above to determine if the allowance is adequate based on its understanding of what is occurring in the stores with customers, past loan loss experience, current economic conditions, volume and growth of the loan portfolio, timing of maturity, as well as collections experience. For this purpose, each renewal of a loan (in which no additional principal is advanced) is treated as a continuation of the initial loan, and the Company includes only its participation interests in the Bank Loans (instead of the entire amount of the Bank Loans). If necessary, adjustments to the provision and the allowance are made.

An analysis of the loan loss allowance with reference to the Company’s gross loans receivable is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

	(in thousands)
Gross loans receivable	$34,758	$38,258	$34,758	$38,258
Less: Allowance for losses on loans receivable	15,650	15,876	15,650	15,876

Loans receivable, net of Allowance	$19,108	$22,382	$19,108	$22,382

Allowance for losses on loans receivable:
Beginning of period	$13,826	$15,430	$12,213	$13,382
Provision for loan losses	7,374	6,812	13,718	13,426
Charge-offs	(5,658)	(6,726)	(10,647)	(11,563)
Recoveries	108	360	366	631

End of period	$15,650	$15,876	$15,650	$15,876

Net loan charge-offs as a percent of volume	3.9%	4.6%	3.6%	4.1%
Allowance as a percent of gross loans receivable	45.0%	41.5%	45.0%	41.5%

The loan loss allowance as a percentage of gross loans receivable was higher at December 31, 2002 than at December 31, 2001, although the allowance itself was smaller at December 31, 2002 than at December 31, 2001. The increase in percentage is because of a decrease in the Company’s gross loans receivable at December 31, 2002 from December 31, 2001, and that decrease was primarily the result of (1) the transition during the first half of fiscal 2003 from Bank Loans to alternative loan products or services, (2) the decrease in the number of stores in which loan products or services were offered, because the Company ceased to offer loan products or services in Maryland, and (3) the increased scheduled maturity of the

Bank Loans near the end of the second quarter because they were not renewed or extended. That transition was in turn the result of the Company’s agreements with the OCC and Goleta to discontinue offering Bank Loans by December 31, 2002.

The loan loss provision increased in the second quarter as a result of the higher amount of loans which matured near the end of the second quarter because the Bank Loans were not renewed or extended. The Company did not provide any additional loan loss provision because of the discontinuance of the Bank Loans, however, and the Company does not believe that additional loan loss provision is necessary for that purpose as of December 31, 2002.

The schedule below provides the progression of receipts or collections of each “quarterly portfolio” of loans (consisting of both payday loans and participation interests in Bank Loans). In this case, a “quarterly portfolio” is the Company’s interests in all of the loans that matured in a particular fiscal quarter. (Since the Company now has almost two years’ worth of data, management can track the payment rates at different points of time for each quarterly portfolio.)

Management has established the following targets regarding each quarterly portfolio:

•	Receive or collect 89% (or 91% in the Company’s third fiscal quarter) of the total principal and interest and fees by the end of the current quarter (i.e., by December 31 for the payday loans or participation interests in Bank Loans maturing between October 1 and December 31).

•	Receive or collect a cumulative 91% (or 93% in the Company’s third fiscal quarter) by 90 days out (i.e., by March 31 for the same quarterly portfolio).

•	Receive or collect a cumulative 93% (or 94% in the Company’s third fiscal quarter) by 180 days out (i.e., by June 30 for the same quarterly portfolio). The Company charges off its payday loans or participation interests in Bank Loans when they become delinquent for 180 days.

The assumed higher rate of payment in the Company’s third fiscal quarter is a result of improved collections during the Company’s tax season, because of borrowers’ receipt of tax refunds.

Collection Progression for Quarterly Loan Portfolios

	Collection Percentage

		Actual

Days Following Quarter	Target	Fiscal 2003	Fiscal 2002	Fiscal 2001

	First Quarter

30	89.00%	89.9%	89.4%	88.0%
90	91.00%	92.9%	91.6%	88.5%
180	93.00%	—	93.0%	89.9%
	Second Quarter

30	89.00%	90.8%	90.7%	89.2%
90	91.00%	—	93.5%	91.2%
180	93.00%	—	94.5%	92.5%
	Third Quarter

30	91.00%	—	92.3%	91.4%
90	93.00%	—	94.7%	93.2%
180	94.00%	—	95.3%	94.1%
	Fourth Quarter

30	89.00%	—	89.9%	89.2%
90	91.00%	—	93.4%	91.2%
180	93.00%	—	93.8%	92.4%

Cessation of the Goleta National Bank Relationship

As the result of agreements with the OCC and with Goleta, the Company ceased to offer Bank Loans at its stores as of December 31, 2002. The Company is, however, continuing to service and collect outstanding Bank Loans for the benefit of Goleta and the Company.

On and after January 1, 2003, the Company is offering at most of its stores, instead of the Bank Loans, other short-term loans or deferred-deposit-transaction services made in accordance with state law and regulations. That transition has required the Company to obtain state licenses in certain states where Bank Loans had previously been offered and has prompted the Company to enter into a relationship with a Kentucky state bank regarding deferred-deposit-transaction services offered by that bank in the Company’s stores in Arkansas, Pennsylvania, and Texas. As of January 1, 2003, the Company was offering a state-regulated loan product or service in 858, or approximately 88%, of its owned stores; the Company was not offering any loan product or service in any of its stores in Alabama, Georgia, Maryland, and North Carolina.

The Company’s transition to state-regulated loan products or services resulted in somewhat higher loan-related expenses during the second quarter of fiscal 2003, as compared to expenses that would have been required to maintain the offering of Bank Loans; those expenses consisted of those necessary to discontinue the arrangement with Goleta, obtain the requisite state licenses, and implement alternative loan products or services. Though the Company’s loan-related revenues were not materially affected in the second quarter of fiscal 2003, the Company anticipates loan-related revenues in the third quarter of fiscal 2003 that are approximately 75% of the corresponding revenues in the third quarter of the last fiscal year. The anticipated reduction in loan-related revenues, however, has been reflected in the Company’s previously announced forecast for the third quarter of fiscal 2003.

As part of the agreements with the OCC and with Goleta, the Company agreed to indemnify 100%, instead of the previous 90%, of Goleta’s losses and expenses incurred on or after November 1, 2002 from certain third-party claims regarding the Bank Loans, including pending lawsuits. The Company’s increased level of indemnification of Goleta regarding the Bank Loans will require it to pay 10% more than it would otherwise have paid in the future to defend or resolve the pending lawsuits, and any other proceedings that may arise, regarding the Bank Loans. The Company cannot estimate the amount that may be required to satisfy that obligation.

In accordance with the agreement with Goleta, the Company also has acquired (1) the shares of ePacific, Incorporated, a loan-servicing company, that were owned by Goleta’s corporate parent and (2) the rights to the credit-scoring model that Goleta used throughout its arrangement with the Company to determine eligibility for the Bank Loans that were offered at the Company’s stores. The Company is using the acquired credit-scoring model in determining eligibility for the loan products or services that it offers instead of the Bank Loans.

Liquidity and Capital Resources

Cash Flows from Operating Activities

During the six months ended December 31, 2002 and 2001, the Company had net cash provided by operating activities of $8.1 million and $8.2 million, respectively.

Cash Flows from Investing Activities

During the six months ended December 31, 2002 and 2001, the Company used $1.9 million and $4.4 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores and corporate offices. Capital expenditures for acquisitions were $0.1 million and $1.2 million, respectively, for the six months ended December 31, 2002 and 2001. The Company’s ability to make capital expenditures is currently limited under the terms of its bank credit agreement (as described below).

Cash Flows from Financing Activities

Net cash used by financing activities for the six months ended December 31, 2002, was $14.6 million. The Company reduced its net borrowings under its revolving line-of-credit facility from the bank lenders (as described below) by $1.9 million from June 30, 2002, and it repaid $1.8 million of the term advances from the bank lenders since June 30, 2002. Acquisition-related notes payable to sellers decreased by $0.3 million during the six months ended December 31, 2002. The money order payable decreased by $6.6 million from June 30, 2002. The net cash provided by financing activities for the six months ended December 31, 2001, was $21.0 million, primarily due to increased borrowings under the revolving line-of-credit facility.

Bank Credit Agreement. During the six months ended December 31, 2002, the Company was a party to an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of banks (the “Lenders”) led by Wells Fargo Bank Texas, National Association (“Wells Fargo Bank”). The Credit Agreement was amended twice during the six-month period.

Because the Credit Agreement as then in effect provided that the credit facilities expired on October 31, 2002, the Company entered into an amendment to the Credit Agreement on that date to renew the existing credit facilities only until November 13, 2002, in order to permit the Company and the Lenders to negotiate the terms of an extension of the credit facilities for an additional 12 months. On November 13, 2002, the Company entered into an amendment to the Credit Agreement which extended the credit facilities until October 31, 2003.

Under the Credit Agreement, until October 31, 2002:

•	The two primary credit facilities available to the Company were a revolving line-of-credit facility of $130 million and a term-loan facility of $49.85 million. Borrowings under the revolving line-of-credit facility were available for working capital and general corporate purposes. The Company had fully borrowed under the term-loan facility for store construction and relocation and other capital expenditures, including acquisitions, and refinancing other indebtedness. In addition to the two primary credit facilities, the Company also had available a standby letter-of-credit facility of up to $1.5 minion from Wells Fargo Bank.

•	The Company’s borrowings under the revolving line-of-credit facility bore interest at a variable annual rate equal to, at the Company’s discretion, either the prime rate publicly announced by Wells Fargo Bank from time to time (the “Prime Rate”) plus 3% or the London InterBank Offered Rate (“LIBOR”) plus 4%. The Company’s borrowings under the term-loan bore interest at an annual rate of 9%. Interest was generally payable monthly, except on LIBOR-rate borrowings; interest on LIBOR-rate borrowings was payable every 30, 60, or 90 days, depending on the period selected by the Company.

•	The Company paid commitment fees of $524,000 on April 30, 2002, $500,000 on July 1, 2002, and $1,024,250 on October 1, 2002 for the credit facilities and an additional commitment fee equal to 0.5% per annum of the average daily unused portion of the revolving line-of-credit facility.

•	The Company paid the Lenders $1.0 million of principal of the outstanding term loan on April 30, 2002, and an additional $250,000 of principal of the outstanding term loan on the last business day of each calendar month ending before the maturity date; each such payment of principal must also be accompanied by the payment of all accrued interest on the outstanding principal of the term loan.

•	The Company was restricted from opening any new stores or entering into any new lease agreement for additional stores other than (1) completing construction and finish-out of five stores that the Company had committed to construct or finish-out as of December 31, 2001, and (2) opening ten other stores to replace stores closed in the ordinary course of business, if the capital expenditures for the completion and finish-out and the replacement of stores do not exceed $75,000 per store or a total of $750,000.

•	The Company was restricted from making aggregate capital expenditures, including to acquire any stores, in excess of $1.5 million (in addition to those permitted for opening new or additional stores) without the Lenders’ prior written consent.

•	The Company was required to obtain the Lenders’ prior written consent to any settlement payment by the Company regarding any lawsuit against the Company in excess of $1.5 million.

•	The Company agreed to pay the Lenders the net proceeds over $1 million of any sale of the Company’s assets outside of the ordinary course of business, to be applied first to reduce the outstanding term loan and then to reduce the outstanding revolving of line-of-credit loans.

•	The Company agreed to pay the Lenders a fee equal to 0.5% of all of the credit facilities available to the Company if the Company sells, or enters into a binding agreement to sell, all or substantially of its outstanding stock or assets, including by any merger, consolidation, share exchange, or other reorganization, on or before the maturity date of the credit facilities (as they may be extended) or within 120 days thereafter.

On October 31, 2002, the Company and the Lenders entered into an amendment to the Credit Agreement which, among other things:

•	Extended all of the Company’s credit facilities to November 13, 2002.

•	Reduced the amount that the Company could borrow under the existing revolving line-of-credit facility to a maximum of $110 million, subject to the previously applicable borrowing base, until November 13, 2002.

•	Increased the interest rate on the revolving line-of-credit facility to a variable annual rate equal to, at the Company’s option, either the Prime Rate plus 3.5% or LIBOR plus 4.5%.

•	Obligated the Company to pay a commitment fee to the lenders of $183,133 on October 31, 2002.

On November 13, 2002, the Company and the Lenders entered into another amendment to the Credit Agreement which, among other things:

•	Established the Company’s revolving line-of-credit facility at a maximum of $120 million and extended that and the $47.35 million term-loan facility to October 31, 2003.

•	Provides the Company an additional $55 million “seasonal” revolving credit facility available in varying amounts from December 1, 2002 until March 15, 2003. The maximum available amounts are $10 million from December 1 through December 31, 2002, $45 million thereafter through January 15, 2003, $55 million thereafter through February 28, 2003, and $10 million thereafter through March 15, 2003. The interest rate on this facility is the Prime Rate plus 4%.

•	Increased the interest rate on the term-loan facility to a fixed annual rate of 15%.

•	Requires the Company to pay the Lenders principal of the outstanding term loan in the amounts of $0.5 million on January 31, 2003, $5.75 million on February 28, 2003, and $0.25 million on March 31, 2003 and at the end of each month thereafter. Each such payment of principal must also be accompanied by the payment of all accrued interest on the outstanding principal of the term loan.

•	Permitted the Company to arrange for separate funding, through a special-purpose subsidiary, to obtain cash inventory for its self-service check-cashing machines to be placed in certain H&R Block retail offices during the 2003 tax season (i.e., January through April 2003).

•	Requires the Company to pay the Lenders the net proceeds over $1 million of any sale of the Company’s assets outside of the ordinary course of business, to be applied to reduce the outstanding term loan or, if no such loan is outstanding, the outstanding seasonal revolving credit loans.

•	Includes a covenant that restricts the Company from opening any new stores, or entering into any new lease agreement for additional stores, other than new stores to replace stores closed in the ordinary course of business if the capital expenditures for the replacement stores do not exceed $75,000 per store or a total of $1.5 million.

•	Includes a covenant that restricts the Company from making capital expenditures, in addition to those permitted for replacement stores, exceeding a total of $3 million.

•	Requires the Company to pay commitment fees to the Lenders for the facilities of $1,111,750 on each of November 13, 2002 and February 28, 2003.

•	Requires the Company to pay the Lenders an additional commitment fee equal to 0.5% per annum of the average daily unused portion of the revolving line-of-credit and seasonal revolving credit facilities.

•	Requires the Company to use its best efforts to obtain additional capital to be used to repay all or a portion of the outstanding term loan and to pay the Lenders, to the extent that the outstanding term loan is not fully repaid, a contingency fee of up to $2.625 million. The contingency fee is payable in installments of $0.375 million on November 13, 2002, $0.5 million on April 1, 2003, $0.75 million on July 1, 2003, and $1 million on October 1, 2003. The installments of the contingency fee payable after the Company obtains any new capital and repays a portion of the outstanding term loan, however, will be reduced pro rata to correspond with reductions in the outstanding term loan.

In all other material respects, the terms of the existing Credit Agreement remain in effect.

As of December 31, 2002, the Company had borrowed $95.6 million under its revolving line-of-credit facility and $46.6 million under its term-loan facility. The Prime Rate effective on December 31, 2002 was 4.25%, and LIBOR effective on that date was 1.45%.

To reduce its risk of greater interest expense upon an increase in the Prime Rate or LIBOR, the Company entered into interest-rate swap agreements, the last of which expired effective December 31, 2002, which effectively converted a portion of its floating-rate interest obligations to fixed-rate obligations, as described in Note 3 of Notes to Interim Unaudited Consolidated Financial Statements.

SSM Funding Arrangements. An agreement with H&R Block Tax Services, Inc. permits ACE to place its self-service check-cashing machines (“SSMs”) in certain H&R Block retail offices during the tax season of each year. The SSMs are available to cash only tax refund anticipation checks and tax refund anticipation loan checks of H&R Block’s customers. This agreement extends for several years and will renew for successive one-year terms thereafter, unless either ACE or H&R Block elects not to renew. Under this agreement, ACE has agreed to pay H&R Block fees that vary according to the value of checks cashed in the SSMs in H&R Block’s offices.

In early-January 2003, ACE completed two arrangements to obtain up to $290 million in cash or currency for the SSMs in the H&R Block retail offices during the 2003 tax season. One of the arrangements is with Texas Capital Bank, National Association, a national bank that is a subsidiary of Texas Capital Bancshares, Inc. The other arrangement is with DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, a large German bank, as arranger and liquidity agent, and Autobahn Funding Company LLC, as lender. ACE’s arrangement with Texas Capital Bank extends only for the 2003 tax season. ACE’s arrangement with DZ Bank is a new relationship between the parties and extends not only for the 2003 tax season, but also for the four successive annual tax seasons, through 2007.

Under the Cash Services Agreement, Texas Capital Bank will make available up to $100 million of its cash or currency for use in certain of the SSMs in H&R Block retail offices. For the use of Texas Capital Bank’s cash, as well as corresponding transportation and custodial services provided by the bank, ACE agreed to pay fees to the bank that vary depending on the volume of checks cashed in the SSMs and ACE’s use of corresponding services. The cash in the SSMs, as well as the cashed checks deposited in the SSMs in exchange for that cash, are assets of Texas Capital Bank, not of ACE. Under the Cash Services Agreement, the availability of the cash or currency is subject to any need of the bank for that property for its own business or purposes. ACE agreed to maintain, during the term of this agreement (i.e., the 2003 tax season), a deposit account at Texas Capital Bank of at least $1 million, pledged as assurance of ACE’s performance of its obligations under the Cash Services Agreement. ACE will be entitled to all of the check-cashing fees earned from the SSMs subject to this arrangement upon the expiration of this agreement, after the payment to the bank of all amounts to which it is entitled. This agreement expires on March 31, 2003, but may be terminated by either party earlier upon the other party’s uncured material breach or upon other specified events, including the bank’s convenience.

The Loan and Servicing Agreement with DZ Bank and Autobahn Funding includes a revolving line-of-credit of up to $190 million for cash or currency for the majority of the SSMs located in the H&R Block retail offices during the 2003 tax season. The revolving credit facility is available not to ACE, but to Ace Funding LLC (“Ace Funding”), a Delaware limited liability company that is a newly formed wholly owned subsidiary of ACE. Ace Funding owns the cash or currency used in, and provides corresponding transportation and custodial services to, only the SSMs subject to this arrangement, and conducts no other business. The cash in the SSMs subject to this arrangement, as well as the cashed checks deposited in such SSMs in exchange for that cash, are the assets of Ace Funding, not of ACE. Ace Funding granted the lender a first priority lien in all of its assets as collateral for the loan facility. ACE has capitalized Ace Funding with $1 million and has agreed to provide revolving subordinated loans to Ace Funding in an amount up to $1.9 million. ACE has no liability to repay the obligations of Ace Funding, has not guaranteed the obligations of Ace Funding to the lender, and has no interest in any of the assets of Ace Funding. Under the Loan and Servicing Agreement, ACE agreed to operate the SSMs subject to this arrangement as a licensed check-casher and agreed to various conditions and limitations, required by the lender, regarding the business and affairs of Ace Funding. In general, those conditions and limitations are intended to protect Ace Funding’s assets (the lender’s collateral) from creditors of ACE, and include requirements that Ace Funding’s business activities be limited to those activities for the SSMs subject to this arrangement, that Ace Funding function independently of ACE, and that Ace Funding’s assets be kept separate from ACE’s assets. In addition, Ace Funding is subject to various restrictive covenants stated in the Loan and Servicing Agreement that are typical of those found in credit agreements, including restrictions on Ace Funding’s sale of assets, merger or consolidation, and incurrence of other indebtedness.

Under the Loan and Servicing Agreement, Ace Funding may borrow under the revolving credit facility from time to time during the tax season each year, and interest accrues on the borrowed funds at an annual rate equal to the weighted average of the annual rates paid by Autobahn Funding in respect of its commercial paper or, if Autobahn Funding obtains funds to lend by means other than its issuance of commercial paper, at a rate determined by reference to the rate of interest DZ Bank pays on U.S. dollar deposits of a similar length of time as the loan. Ace Funding is required to make payments of interest monthly and of all outstanding principal and interest at the end of each tax season. Ace Funding may prepay amounts at any time. Ace Funding is responsible for repayment of all of the indebtedness to the lender, all fees and administrative costs of the lender’s agents in connection with this arrangement, and the fees and expenses of third-party providers of currency transportation and custodial services. ACE will be entitled to receive all check-cashing fees from the SSMs subject to this arrangement, net of amounts paid to Ace Funding for providing the cash to the SSMs, at the end of the tax season.

For financial reporting purposes, Ace Funding will be a consolidated subsidiary of ACE, and all borrowings by Ace Funding under this arrangement, all amounts paid by Ace Funding under this arrangement, and all check-cashing fees received by ACE from the SSMs subject to this arrangement will be reflected in the consolidated financial statements of ACE.

Proposed Private Debt Placement. ACE is continuing to pursue a private placement of debt securities and has engaged Stephens, Inc. as placement agent to assist it. ACE intends to use the net proceeds of that private placement, if completed, to repay all or a portion of its outstanding term loan from the Lenders and to revise the bank credit facilities. ACE cannot, however, give any assurance that it will be able to complete its private placement or obtain debt financing from any other source.

Effects of Financing Arrangements

The Company believes that the credit facilities under its existing Credit Agreement, its funding arrangements for the SSMs in H&R Block offices during the present tax season, and its anticipated cash flows from operations will provide adequate working capital for the Company’s operations through October 31, 2003, assuming no significant growth in the number of the Company’s stores. The most recent amendment to the Credit Agreement provided the Company with an approximate 12-month revolving line-of-credit, a longer-term credit facility than it had from the Lenders. That amendment also provided the Company an additional line-of-credit for the 2003 tax season, which will enable the Company to meet the greater cash demands of its seasonal business, and afforded the Company the right to obtain alternative funding for its SSMs during the tax season.

The most recent amendment to the Credit Agreement, however, imposes increased interest rates, particularly on the term-loan facility, and increased commitment fees to the lenders; requires significant payments of principal of the outstanding term loans before maturity on October 31, 2003; and restricts the Company’s capital expenditures. The effect of all of this is to cause the Company to use more of its cash flow from operations to pay for, and to reduce, its credit facilities and not to expand its number of stores (by capital expenditures for construction and acquisition) as it has historically.

In response to this situation, the Company has continued its efforts to obtain other sources of debt financing, including pursuit of its proposed private debt placement; has increased its emphasis on employee productivity, by more focused measurement of activities and goals and by establishing more corresponding employee-performance incentives; has increased its emphasis on customer satisfaction, to promote more return customer visits; has continued to introduce new or improved products and services in its stores, such as prepaid stored-value cards, to increase revenues; has promoted growth in its franchising operations, which does not require capital expenditures by the Company; and has obtained capital by other than direct borrowing arrangements, such as the SSM-funding arrangements described above.

The Company’s efforts with its proposed private debt placement are directed to obtaining debt financing that would be less expensive and would permit it to pursue its growth strategy by expanding its number of owned stores.

Stock Repurchase Program

The Company’s Board of Directors has authorized the repurchase from time to time of up to approximately $5 million of the Company’s common stock in the open market or in negotiated transactions. This stock repurchase program will remain in effect unless discontinued by the Board of Directors. Though no shares have been purchased during fiscal 2003, as of December 31, 2002, the Company had repurchased 211,400 shares at an average price of $12.81 per share.

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

Those risks, uncertainties, and factors include, but are not limited to:

•	the matters described in ACE’s Annual Report on Form 10-K for its fiscal year ended June 30, 2002, and its other public filings;

•	ACE’s relationships with Travelers Express Company, Inc. and its affiliates, and with ACE’s bank lenders, and with H&R Block;

•	ACE’s relationships with third-party providers of products and services offered by ACE or property used in ACE’s operations;

•	federal and state governmental regulation of check-cashing, short-term consumer lending, and related financial services businesses;

•	the results of litigation regarding short-term consumer lending activities;

•	theft and employee errors;

•	the availability of adequate financing, suitable locations, acquisition opportunities and experienced management employees to implement the ACE’s growth strategy;

•	increases in interest rates, which would increase ACE’s borrowing costs;

•	the fragmentation of the check-cashing industry and competition from various other sources, such as banks, savings and loans, short-term consumer lenders, and other similar financial services entities, as well as retail businesses that offer products and services offered by ACE;

•	the terms and performance of third-party products and services offered at ACE locations; and

•	customer demand and response to products and services offered at ACE locations.

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

The Company’s interest-rate swap agreement expired effective December 31, 2002. Based on the average outstanding indebtedness in the previous quarter, a 10% change in interest rates would have changed the Company’s interest expense by approximately $278,000 (pre-tax) for the quarter ended December 31, 2002 without consideration of the Company’s interest-rate swap. The associated underlying debt exceeded the notional amount for each swap throughout the existence of the swap.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Payday Loans

Eugene R. Clement v. Ace Cash Express, Inc. and Neil Gillespie v. Ace Cash Express, Inc.: As indicated in the Company’s Current Report on Form 8-K dated as of December 30, 2002, filed with the Securities and Exchange Commission on January 6, 2003 (the “Form 8-K”), the Company has entered into a settlement agreement with the Attorney General of the State of Florida. In accordance with that agreement, all of the Attorney General’s remaining claims in this lawsuit have been dismissed with prejudice, and this lawsuit has been terminated.

Bank Loans

Jennafer Long v. Ace Cash Express, Inc.: There have been no material developments in this lawsuit.

Vonnie T. Hudson v. Ace Cash Express, Inc. et al.: The plaintiff’s initial brief in his appeal of the trial court’s dismissal of his complaint was filed on January 15, 2003.

Rufus Patricia Brown v. Ace Cash Express, Inc. et al.: There have been no material developments in this lawsuit.

Beverly Purdie v. Ace Cash Express, Inc. et al.: On November 12, 2002, the plaintiff filed a motion with the trial court requesting that the court vacate its judgment, amend its order dismissing her complaint, and grant her permission to file an amended complaint. The Company and Goleta currently have until April 1, 2003, to respond to the plaintiff’s motion.

Hale v. Ace Cash Express, Inc.: On December 18, 2002, the Company was served with a lawsuit that had originally been filed (but not served) in late October 2002 in the United States District Court for the Western District of Virginia. The amended class action complaint served on the Company names only the Company as a defendant and relates to the Company’s activities in connection with the short-term consumer loans of Goleta offered at the Company’s stores in Virginia between April 1, 2000 and October 10, 2002. The plaintiff, for himself and others similarly situated, alleges that the Company’s loan-related activities during that period violated the federal Racketeer Influenced Corrupt Organizations (RICO) Act, the Virginia Consumer Finance (or Small Loan) Act, the Virginia Payday Loan Act, and the Virginia Consumer Protection Act and constituted fraud. The plaintiff seeks actual and punitive damages of various kinds, including (under the RICO Act) an amount equal to three times all of the Company’s proceeds from the loans made in Virginia during the approximate two and one-half years; an amount equal to three times the actual damages or $1,000, whichever is greater, for each violation of the Virginia Consumer Protection Act; attorneys’ fees; and court costs.

The key issue in this lawsuit is whether the Company or Goleta should properly be characterized as the lender or the maker of the short-term loans. Contrary to the plaintiff’s contentions, the Company maintains that Goleta was the lender and that, because Goleta was a national bank located in California, the short-term loans were governed by federal and California law, not Virginia law.

State Regulatory Proceedings

Notice from Ohio Department of Commerce: As indicated in the Form 8-K, the Company has entered into a settlement agreement with the Ohio Division of Financial Institutions under which the administrative proceeding initiated against the Company has been withdrawn. Before that agreement, the related injunction action filed by Goleta in an Ohio federal court was dismissed by that court.

North Carolina Lawsuits: On December 13, 2002, the Company entered into a settlement agreement, in the form of a consent judgment, with the Commissioner of Banks of North Carolina and the Attorney General of North Carolina (collectively, the “State”) to end the lawsuit of the State against the Company and the lawsuit of the Company and Goleta against the State. Under that agreement, the Company did not pay or become obligated to pay any amount to or for the benefit of the State, but the Company agreed not offer any short-term consumer loan at any of its stores in North Carolina, except in accordance with North Carolina law, for 12 months. The Company intends, during that time, to encourage the adoption of laws and regulations that permit the offering of a short-term consumer loan in North Carolina.

Non-Loan Related Proceedings

Ace Cash Express, Inc. v. Valley Check Cashiers, Inc., Jeffrey D. Silverman, and Morris Silverman: The hearing on the motion for summary judgment filed by defendants Jeffrey D. Silverman and Morris Silverman was held on November 12, 2002. By letter dated December 13, 2002, the court advised the parties that it would grant the motion to dismiss the Company’s complaint against those two defendants. No formal order has yet been submitted to or signed by the court, however. The Company and the defendants have agreed to sever the Silvermans’ summary judgment to allow the Company to appeal it and have agreed to stay the Company’s remaining claims against Valley Check Cashiers pending the outcome of that appeal.

Estimate of Possible Loss

In accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS 5), the Company’s policy is to estimate a possible loss or a range of possible loss from any particular lawsuit, and to disclose that estimate, when the Company has determined that a loss is probable (under SFAS 5) and an estimate can reasonably be made.

The Company cannot estimate any possible loss or range of possible loss regarding any of the foregoing lawsuits. Because each of the lawsuits purports to be a class action, the amount of damages for which the Company could be responsible depends on a number of contingencies. That amount would depend on the plaintiff’s or plaintiffs’ success in proving the allegations; on the number of persons constituting the plaintiff class, if the court certifies such a class; on the number or the amount of the transactions during the time periods relevant to the particular claims; and, regarding certain of the claims, on the damages sustained. In addition, the Company’s recent experience in resolving several similar lawsuits against it (where it has not otherwise prevailed in court) suggest that the amounts necessary to settle lawsuits of this kind do not necessarily correspond to the amounts claimed or requested by the plaintiff or plaintiffs, the amount or the number of the loan transactions involved, or the number or the kinds of the plaintiff’s or plaintiffs’ allegations in the complaint. Further, the Company cannot predict whether the cessation of the offering of the Bank Loans as of December 31, 2002, in accordance with agreements with the OCC and Goleta, will impact any of these lawsuits. Although the cessation of the Company’s arrangement with Goleta may have been a factor in prompting settlement of the Company’s state regulatory proceedings with Florida, North Carolina, and Ohio, the importance of that factor to the plaintiffs in the remaining lawsuits is not clear.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on November 15, 2002. At this meeting, the Company’s shareholders elected seven directors of the Company to serve until the next annual meeting or until their successors are elected and qualified. The table below shows the votes cast in favor of the election of the seven directors and the votes withheld against their election. There were no abstentions or broker non-votes.

Director	Votes For	Votes Withheld

Raymond C. Hemmig	9,523,658	359,408
Donald H. Neustadt	9,351,158	531.908
Jay B. Shipowitz	9,349,733	533,333
Marshall B. Payne	9,523,658	359,408
Michael S. Rawlings	9,519,658	363,408
Edward W. Rose III	9,523,658	359,408
C. Daniel Yost	9,523,545	359,521

At this meeting, the Company’s shareholders also approved an amendment to the Company’s 1997 Stock Option Plan to permit the granting of restricted stock and to change the name of the plan to the “Ace Cash Express, Inc. 1997 Stock Incentive Plan.” Shareholders voted 8,328,575 shares for the amendment and 1,538,969 shares against the amendment, and 15,522 shares abstained. There was no other matter submitted to a vote of the Company’s shareholders at this meeting.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Exhibit

10.1	Amendment No. 4 to Ace Cash Express, Inc. 1997 Stock Option Plan.

99.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(i)	The Company filed a Current Report on Form 8-K during the fiscal quarter ended December 31, 2002, regarding its agreement with the Office of the Comptroller of the Currency and its agreement with Goleta National Bank to end the arrangement under which Goleta National Bank offers short-term loans at the Company’s stores. The Company filed the Report dated October 25, 2002, on November 5, 2002. The Items reported therein were as follows:

Item 5 —	Other Events
Item 7 —	Financial Statements and Exhibits:

Exhibit 10.1 — Stipulation and Consent to the Issuance of a Consent Order between Ace Cash Express, Inc. and the Office of the Comptroller of the Currency dated October 25, 2002.

Exhibit 10.2 — Consent Order issued by the Office of the Comptroller of the Currency In the Matter of Ace Cash Express, Inc., Irving, Texas, as Agent and Bank Service Provider for Goleta National Bank, Goleta, California, dated October 25, 2002.

Exhibit 10.3 — Amendment Number 3 to Master Loan Agency Agreement, with the corresponding Amendment Number 1 to Collection Servicing Agreement, dated November 1, 2002, between Ace Cash Express, Inc. and Goleta National Bank.

(ii)	The Company filed a Current Report on Form 8-K during the fiscal quarter ended December 31, 2002, regarding the amendment of its existing amended and restated credit agreement with a syndicate of bank lenders. The Company filed the Report dated November 13, 2002, on November 18, 2002. The Items reported therein were as follows:

Item 5 —	Other Events
Item 7 —	Financial Statements and Exhibits:

Exhibit 10.1 — Sixth Amendment to Amended and Restated Credit Agreement dated November 13, 2002, by and among the Registrant, Wells Fargo Bank Texas, National Association, as agent for the lenders named therein, and the lenders named therein, with the Schedules and the Exhibits thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE CASH EXPRESS, INC.

February 13, 2003	By: /s/ JOE W. CONNER

Joe W. Conner Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and chief accounting officer)

CERTIFICATION

I, Donald H. Neustadt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ace Cash Express, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ DONALD H. NEUSTADT

Donald H. Neustadt Chief Executive Officer

CERTIFICATION

I, Joe W. Conner, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ace Cash Express, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003	/s/ JOE W. CONNER

Joe W. Conner Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	Amendment No. 4 to Ace Cash Express, Inc. 1997 Stock Option Plan.

99.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.