Form 10-Q
period 2003-03-31
ACE CASH EXPRESS INC/TX
filed 2003-05-15
CIK 849116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-20774

ACE CASH EXPRESS, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2142963
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

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

Yes [X]     No  [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2003

Common Stock	10,180,588 shares

ACE CASH EXPRESS, INC.

PART I.   FINANCIAL INFORMATION

ITEM 1.   INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	June 30,
	2003	2002

	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$123,686	$116,264
Accounts receivable, net	4,761	8,792
Loans receivable, net	8,707	17,356
Prepaid expenses and other current assets	6,410	7,979
Inventories	571	946

Total Current Assets	144,135	151,337

Noncurrent Assets
Property and equipment, net	33,040	37,161
Covenants not to compete, net	1,243	1,546
Goodwill, net	74,964	75,015
Other assets	10,045	2,003

Total Assets	$263,427	$267,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Revolving advances	$93,703	$97,500
Accounts payable, accrued liabilities, and other current liabilities	42,957	28,512
Money orders payable	7,877	13,417
Senior secured notes payable	—	4,000
Term advances	3,833	48,350
Notes payable	905	1,145

Total Current Liabilities	149,275	192,924

Noncurrent Liabilities
Senior secured notes payable	—	4,000
Term advances	36,167	—
Notes payable	108	319
Other liabilities	3,222	3,680

Total Liabilities	188,772	200,923

Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 10,391,988 shares issued and 10,180,588 shares outstanding	102	102
Additional paid-in capital	24,384	24,353
Retained earnings	52,900	45,469
Accumulated other comprehensive loss	—	(1,078)
Treasury stock, at cost, 211,400 shares	(2,707)	(2,707)
Unearned compensation restricted stock	(24)	—

Total Shareholders’ Equity	74,655	66,139

Total Liabilities and Shareholders’ Equity	$263,427	$267,062

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenues	$67,167	$68,091	$180,524	$174,663
Store expenses:
Salaries and benefits	15,198	16,464	44,178	43,661
Occupancy	7,431	7,101	21,852	20,854
Provision for loan losses and doubtful accounts	4,813	3,760	18,791	17,266
Depreciation	1,727	1,793	5,222	5,319
Other	11,350	9,846	28,260	27,298

Total store expenses	40,519	38,964	118,303	114,398

Store gross margin	26,648	29,127	62,221	60,265
Region expenses	4,350	4,476	12,719	13,031
Headquarters expenses	5,294	6,276	13,002	13,174
Franchise expenses	286	253	845	672
Other depreciation and amortization	1,150	3,736	4,407	6,068
Interest expense	5,885	5,261	13,595	11,364
Other expenses (income), net	5,333	2,105	6,110	2,229

Income from continuing operations before taxes	4,350	7,020	11,543	13,727
Provision for income taxes	1,734	2,850	4,611	5,573

Income from continuing operations	2,616	4,170	6,932	8,154
Discontinued operations:
Gain on sale of discontinued operations, net of tax	—	—	499	—

Net income	$2,616	$4,170	$7,431	$8,154

Basic earnings per share:
Continuing operations	$0.26	$0.41	$0.68	$0.81
Discontinued operations	—	—	0.05	—

Total	$0.26	$0.41	$0.73	$0.81

Diluted earnings per share:
Continuing operations	$0.26	$0.41	$0.68	$0.81
Discontinued operations	—	—	0.05	—

Total	$0.26	$0.41	$0.73	$0.81

Weighted average number of common shares outstanding:
Basic	10,181	10,154	10,181	10,103
Diluted	10,203	10,166	10,189	10,125

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$7,431	$8,154
Less: Gain on sale of discontinued operations, net of tax	499	—

Income from continuing operations	6,932	8,154
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	9,629	11,387
Provision for loan losses	18,371	17,156
Provision for doubtful accounts	420	110
Loss on disposal of property and equipment	397	—
Deferred revenue amortized	(1,625)	(1,324)
Changes in assets and liabilities:
Accounts receivable	3,941	(4,573)
Loans receivable	(9,060)	(18,633)
Prepaid expenses and other current assets	832	(754)
Inventories	375	290
Other assets	(11,215)	(3,258)
Accounts payable, accrued liabilities and other liabilities	16,435	9,702

Net cash provided by operating activities	35,432	18,257
Cash flows from investing activities:
Purchases of property and equipment	(3,170)	(5,175)
Cost of net assets acquired	(51)	(1,155)

Net cash used in investing activities	(3,221)	(6,330)
Cash flows from financing activities:
Net decrease in money order payable	(5,540)	(4,172)
Net repayments of revolving advances	(3,797)	(1,600)
Net repayments of term advances	(8,350)	(1,500)
Net (repayments) borrowings of notes payable	(451)	517
Repayments of long-term notes payable	(8,000)	(4,000)
Proceeds from stock options exercised	7	645

Net cash used in financing activities	(26,131)	(10,110)

Cash provided by continuing operations	6,080	1,817
Cash provided by sale of discontinued operations	1,342	—

Net increase in cash and cash equivalents	7,422	1,817
Cash and cash equivalents, beginning of period	116,264	129,186

Cash and cash equivalents, end of period	$123,686	$131,003

Supplemental disclosures of cash flows information:
Interest paid	$12,000	$7,810
Income taxes paid	$2,860	$3,304

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed interim consolidated financial statements of Ace Cash Express, Inc. (the “Company” or “ACE”) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended June 30, 2002, filed with the Securities and Exchange Commission. In the opinion of Company management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

Certain prior period balances have been reclassified to conform to the current period’s presentation.

Revenue Recognition Policy

Approximately 70% of the Company’s revenues result from transactions completed at the point-of-sale with its customers. These transactions include check cashing, bill payment, money transfer, money order purchases, and other miscellaneous products and services grouped in “other fees.” These revenues are recognized when those transactions are completed at the point of sale. The Company acts in an agency capacity regarding many of the products and services offered and sold at its stores, and therefore records the gross revenue less the cost remitted as revenue.

For payday loans made by the Company and bank loans for which the Company acts only as marketing agent and servicer (for a fee from the lender), revenues constituting loan fees and interest are recognized ratably over the term of each loan, which is generally 14 days.

Contractual revenue guarantees from vendors are recognized in accordance with the terms of the contracts under which they are paid. Any bonus or incentive payments from vendors are amortized over the term or duration of the contracts under which they are made.

Franchised store revenue consists of the franchise fees charged for opening the franchised store and on-going royalty fees. Franchise fees, which are the initial fees paid by the franchisees, are recognized when the franchise location has been identified, the lease has been obtained, training has occurred, the building has been built or leasehold improvements have been completed, the proprietary point-of-sale system has been installed and the store has been opened. Franchise royalty fees are a percentage of each franchisee’s actual revenues, and these are recognized monthly and payable under the franchise agreement.

Earnings Per Share Disclosures

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, after adjusting for the dilutive effect of certain outstanding stock options. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

	(in thousands)
Income from continuing operations	$2,616	$4,170	$6,932	$8,154
Gain on sale of discontinued operations, net of tax	—	—	499	—

Net income	$2,616	$4,170	$7,431	$8,154

Reconciliation of denominator:
Weighted average number of common shares outstanding – basic	10,181	10,154	10,181	10,103
Effect of dilutive stock options	22	12	8	22

Weighted average number of common and dilutive shares outstanding – diluted	10,203	10,166	10,189	10,125

The following table presents the options to purchase shares of common stock which were not included in the computation of diluted earnings per share for the three months and the nine months ended March 31, 2003 and 2002 because the exercise prices of those options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

	(in thousands)
Options not included in the computation of earnings per share	1,013	1,374	1,304	1,374

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for accounts receivable, accounts payables, loans receivable, revolving advances, money orders payable, and notes payable all approximate fair value because of the short-term maturities of these instruments. Term advances approximate fair value because of the recent refinancing of these obligations.

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123” (“SFAS 148”). SFAS 148 was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Entities are still permitted to account for stock-based compensation programs using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company currently accounts for stock-based compensation using the intrinsic value method. The interim disclosure requirements prescribed by SFAS 148 are required for interim periods beginning after December 15, 2002, and the required disclosures are included in this Form 10-Q.

Stock Incentive Plans

At March 31, 2003, the Company sponsors one employee stock incentive plan, which permits the grant of stock options and restricted stock, and one non-employee director stock option plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation cost of $1,000 is reflected in the Company’s reported net income for the three and nine months ended March 31, 2003, corresponding to 2,500 shares of restricted stock granted under the employee stock incentive plan during the period. No other stock-based employee compensation is reflected in the Company’s reported net income, because all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

	(in thousands, except per share amounts)
Net income, as reported	$2,616	$4,170	$7,431	$8,154
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	278	265	1,049	1,165
Deduct: Total stock-based non-employee director compensation expense determined under fair value based methods for all awards, net of related tax effects	—	—	65	79

Pro forma net income	$2,338	$3,905	$6,317	$6,910

Earnings per share:
Basic – as reported	$0.26	$0.41	$0.73	$0.81

Basic – pro forma	$0.23	$0.38	$0.62	$0.68

Diluted – as reported	$0.26	$0.41	$0.73	$0.81

Diluted – pro forma	$0.23	$0.38	$0.62	$0.68

2.  OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that differentiate between company-owned and franchised stores. Company-owned store revenue is generated from store customer-transaction processing, and franchised store revenue is generated from the franchise fees charged for opening the store and on-going royalty fees.

Segment information for the three months ended March 31, 2003 and 2002 was as follows:

	Company-owned	Franchised	Other	Total

	(in thousands)
Three months ended March 31, 2003:
Revenue	$66,545	$622	$—	$67,167
Gross margin	26,026	622	—	26,648
Region, headquarters, franchise expenses	(9,644)	(286)	—	(9,930)
Other depreciation and amortization	—	—	(1,150)	(1,150)
Interest expense, net	—	—	(5,885)	(5,885)
Other expense	—	—	(5,333)	(5,333)

Income (loss) from continuing operations before taxes	$16,382	$336	$(12,368)	$4,350

Three months ended March 31, 2002:
Revenue	$67,469	$622	$—	$68,091
Gross margin	28,505	622	—	29,127
Region, headquarters, franchise expenses	(10,752)	(253)	—	(11,005)
Other depreciation and amortization	—	—	(3,736)	(3,736)
Interest expense, net	—	—	(5,261)	(5,261)
Other expense	—	—	(2,105)	(2,105)

Income (loss) before taxes	$17,753	$369	$(11,102)	$7,020

Segment information for the nine months ended March 31, 2003 and 2002 was as follows:

	Company-owned	Franchised	Other	Total

	(in thousands)
Nine months ended March 31, 2003:
Revenue	$178,842	$1,682	$—	$180,524
Gross margin	60,539	1,682	—	62,221
Region, headquarters, franchise expenses	(25,721)	(845)	—	(26,566)
Other depreciation and amortization	—	—	(4,407)	(4,407)
Interest expense, net	—	—	(13,595)	(13,595)
Other expense	—	—	(6,110)	(6,110)

Income (loss) from continuing operations before taxes	$34,818	$837	$(24,112)	$11,543

Nine months ended March 31, 2002:
Revenue	$173,008	$1,655	$—	$174,663
Gross margin	58,610	1,655	—	60,265
Region, headquarters, franchise expenses	(26,205)	(672)	—	(26,877)
Other depreciation and amortization	—	—	(6,068)	(6,068)
Interest expense, net	—	—	(11,364)	(11,364)
Other expense	—	—	(2,229)	(2,229)

Income (loss) before taxes	$32,405	$983	$(19,661)	$13,727

Segment information as of March 31, 2003 and 2002 was as follows:

	Company-owned	Franchised	Total

	(in thousands, except for number of stores)
As of March 31, 2003:
Total assets	$262,705	$722	$263,427
Number of stores	974	196	1,170
As of March 31, 2002:
Total assets	$282,083	$512	$282,595
Number of stores	1,010	180	1,190

3.  DERIVATIVE INSTRUMENTS

The Company’s objective in managing its exposure to fluctuations in interest rates is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates. To achieve this objective, the Company entered into interest-rate swap agreements whose values change in the opposite direction of the anticipated cash flows. As required, on July 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The interest-rate swaps are derivative instruments related to forecasted transactions and are considered to hedge future cash flows. The effective portion of any gains or losses is included in accumulated other comprehensive income (loss) until earnings are affected by the variability of cash flows. Any ineffective portion is recognized currently into earnings. The cash flows of the interest-rate swaps are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the floating-rate revolving loan facility. If it were probable that a forecasted transaction would no longer occur, the interest-rate swap would continue to be carried on the balance sheet at fair value, and gains or losses that were deferred in accumulated other comprehensive income (loss) would be recognized immediately into earnings. If the interest-rate swaps were terminated prior to their expiration dates, any cumulative gains and losses would be deferred and recognized into earnings over the remaining life of the underlying exposure. If the hedged liabilities were sold or extinguished, the Company would recognize the gain or loss on the designated financial instruments currently into earnings.

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

The adoption of SFAS 133 on July 1, 2000 resulted in a $648,000 credit to accumulated other comprehensive income (loss) for the cumulative effect of accounting change representing the transition adjustment. The associated underlying hedged liability exceeded the notional amount for each of the Company’s interest-rate swaps throughout the existence of the interest-rate swap. The interest-rate swaps were based on the same index as their respective underlying debt. The interest-rate swaps were highly effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated other comprehensive income (loss) into earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness during the three or nine months ended March 31, 2003 or 2002.

The last remaining interest-rate swap effective during the nine months ended March 31, 2003 expired on December 31, 2002. As of December 31, 2002, there was no remaining fair value for the interest rate swaps, and all effective portions of the interest rate swaps had been reclassified into earnings. Therefore, the interest-rate swap had no impact on interest expense for the three months ended March 31, 2003, and resulted in an increase of interest expense of $1,900,000 for the nine months ended March 31, 2003. For the three and nine months ended March 31, 2002, respectively, the interest-rate swaps resulted in an increase in interest expense of $1,022,000 and $2,272,000. Because of the swap expiration as of December 31, 2002, there was no increase or decrease in fair value for the three months ended March 31, 2003. The fair value of the interest-rate swap increased by $1,078,000, net of tax, during the nine months ended March 31, 2003. The fair value of the interest rate swap increased by $676,000, net of tax, during the three months ended March 31, 2002, and by $42,000, net of tax, during the nine months ended March 31, 2002, and those amounts have been recorded in accumulated other comprehensive loss.

Accumulated other comprehensive loss balance related to the recently expired interest-rate swap is as follows (in thousands):

			Increase (Decrease) in Accumulated Other
			Comprehensive Loss for the
Accumulated Other Comprehensive Loss as of
			Three months ended	Nine months ended
March 31, 2003	December 31, 2002	June 30, 2002	March 31, 2003	March 31, 2003

$—	$—	$(1,078)	$—	$1,078

			Three months ended	Nine months ended
March 31,2002	December 31, 2001	June 30, 2001	March 31, 2002	March 31, 2002

$(1,269)	$(1,945)	$(1,311)	$676	$42

Average Notional Amount

March 31,	June 30,	March 31,	June 30,
2003	2002	2002	2001

(in millions)
$—	$85	$80	$85

Because the last interest-rate swap expired on December 31, 2002, there is no accumulated other comprehensive income (loss) as of March 31, 2003. The accumulated other comprehensive loss as of March 31, 2002, is net of a tax benefit of $868,000. The accumulated other comprehensive loss as of June 30, 2002 and 2001, is net of a tax benefit of $737,000 and $892,000, respectively.

A summary of comprehensive income for the three and nine months ended March 31, 2003 and 2002 is presented below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

	(in thousands)
Net income	$2,616	$4,170	$7,431	$8,154
Other comprehensive income:
Unrealized gain on hedging instruments before tax expense	—	1,132	1,797	71
Tax expense	—	456	719	29

Unrealized gain on hedging instruments net of the tax expense	—	676	1,078	42

Comprehensive income	$2,616	$4,846	$8,509	$8,196

4.  RESTRUCTURING CHARGES – ACCELERATED STORE CLOSINGS

In the third quarter of fiscal 2001, the Company recorded charges for the costs associated with closing 85 unprofitable or underperforming stores. The restructuring charge of $8.7 million consisted of costs associated with $7.7 million of write-offs for goodwill and covenants not to compete, fixed asset and inventory disposals, and lease terminations related to the store closings, and $1.0 million of impaired goodwill associated with nine underperforming stores not closed. As of March 31, 2003, the accrual balance of $0.2 million provides for the leases which will be paid out over their remaining terms. The Company anticipates that the completion date for the remaining liabilities will be approximately February 2005.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Amortizable Intangible Assets

Covenants not to compete are as follows:

	March 31, 2003	June 30, 2002

	(in thousands)
Covenants not to compete, at cost	$2,331	$2,687
Less – accumulated amortization	(1,088)	(1,141)

	$1,243	$1,546

Each of the covenants not to compete is amortized over the applicable period of the contract. The weighted-average amortization period is 5.3 years.

Amortization expense related to the covenants not to compete for the three and nine months ended March 31, 2003 and estimated for the five succeeding fiscal years are as follows:

Amortization Expense for Covenants Not to Compete
(in thousands)

Actual		Estimated

For the Three	For the Nine	For the Year Ended June 30,
Months Ended	Months Ended
March 31, 2003	March 31, 2003	2003	2004	2005	2006	2007

$101	$313	$405	$345	$256	$138	$100

Intangible Assets Not Subject to Amortization

The carrying value of the Company’s goodwill is as follows:

	March 31, 2003	June 30, 2002

	(in thousands)
Goodwill – cost	$83,094	$83,185
Less – accumulated amortization	(8,130)	(8,170)

	$74,964	$75,015

The reduction in goodwill of $0.1 million is related to the write-off of goodwill associated with the sale of 19 underperforming stores in Florida during the quarter ended December 31, 2002. There were no impairment losses for the three or nine months ended March 31, 2003 or 2002.

6.  SHORT-TERM LOANS

Until December 31, 2002, the Company was a party to a Master Loan Agency Agreement and ancillary agreements (the “Goleta Agreement”) with Goleta National Bank (“Goleta”), a national bank located in Goleta, California. Under the Goleta Agreement, the parties developed and implemented an arrangement under which short-term loans made by Goleta (“Bank Loans”) were offered at company-owned locations. A Bank Loan could be up to $500 and had to be repaid or renewed in 14 days. Under the Goleta Agreement, the Company purchased from Goleta a participation representing 90% of each Bank Loan made on a previous day. Goleta determined the interest rate (and other terms) of the Bank Loans. The interest rate of $17 per $100 of Bank Loan was charged by Goleta for each 14-day period. As of January 1, 2003, the Company no longer offered Bank Loans at any of its stores, but the Company continues to service and collect outstanding Bank Loans made before that date. As of March 31, 2003 and June 30, 2002, the gross receivable for the Company’s participation interests in Bank Loans was $6.2 million and $27.3 million, respectively.

Since January 1, 2003, all of the small, short-term loan products or similar services, commonly referred to as “payday loans,” offered at the Company’s stores have consisted of either (1) short-term loans or deferred-deposit services made or entered into by the Company, or (2) deferred-deposit loans or services made or entered into by Republic Bank & Trust Company, a Kentucky state-chartered bank (“Republic Bank”). As of March 31, 2003, the Company was offering its own small short-term loan or deferred-deposit service in 515 of its owned stores, and Republic Bank was offering its deferred-deposit loan or service in 347 of the Company’s owned stores in Texas, Pennsylvania, and Arkansas. All of these loans and services, regardless of type, are made in accordance with state regulation; therefore, the terms of the loans and services vary from state to state.

In general, the Company’s payday loan product or service consists of providing a customer cash in exchange for the customer’s check or an ACH authorization to debit the customer’s bank account, along with an agreement to defer the presentment or deposit of that check or the initiation of that ACH debit on the customer’s account, as the case may be, until the customer’s next payday. The amount of the customer’s check or ACH authorization is the amount of the cash provided to the customer plus a fee to the Company. The term of the deferral of the check presentment or ACH debit is typically two to four weeks. During the quarter ended March 31, 2003, the average amount of cash provided to a customer in such a transaction was $263, and the average fee to the Company was $38.95. As of March 31, 2003 and June 30, 2002, the gross receivable for the Company’s payday loans was approximately $15.0 million and $2.3 million, respectively.

Republic Bank offers and makes its deferred-deposit loans or services at the Company’s stores in accordance with a Marketing and Servicing Agreement with the Company dated as of October 21, 2002, as amended (the “Republic Bank Agreement”). The terms of those deferred-deposit loans or services are generally similar to those of the Company’s own loan products or services, though Republic Bank has sole discretion regarding the terms of its loans or services. As of March 31, 2003, Republic Bank loans may be up to $425 with a term of 14 days, and the interest rate charged by Republic Bank was $17.64 per $100 of loan value. Under the terms of the Republic Bank Agreement, Republic Bank pays the Company an agency fee for the Company’s services in marketing or processing the Republic Bank loans at the stores and in collecting outstanding Republic Bank loans. The Company does not acquire or own any participation interest in any of the Republic Bank loans, but the Company fees are subject to reduction by a percentage of losses from uncollected Republic Bank loans.

Loan fees and interest, include the Company’s interest and fees received from its participation interests in Bank Loans, its fees and interest received from customers of the Company’s payday loan product or service, and its agency fees received from Republic Bank related to Republic Bank loans. Loan fees and interest revenues are recognized ratably over the term of each loan, regardless of the type of revenue or loan.

The Company has established a loan loss allowance regarding its economic interests in all of the loans, regardless of type (i.e., whether Bank Loans, the Company’s payday loans, or the Republic Bank loans). The Company’s policy for determining the loan loss allowance is based on historical loan loss experience generally, as well as the results of management’s review and analysis of the payment and collection of the loans within the last fiscal quarter. The Company’s policy is to charge off interests in all of the Bank Loans and the Company’s payday loans which are 180 days or more past due. Charge-offs are applied as a reduction to the allowance for loan losses and any recoveries of previously charged off loans are applied as an increase to the allowance for loan losses. The Company establishes a payable to Republic Bank to reflect the Company’s obligation to, in effect, bear a percentage of Republic Bank loan losses; that payable estimates such losses from such loans that are 180 days or more past due.

Loans receivable, net, on the consolidated balance sheets as of March 31, 2003 and June 30, 2002, were $8.7 million and $17.4 million, respectively, which includes receivables for the Company’s payday loans and the Company’s participation interests in the Bank Loans (but not regarding any Republic Bank loans, because the Company does not own any interest in those loans). The loan loss allowance of $12.5 million and $12.2 million as of March 31, 2003 and June 30, 2002 represented 58.9% and 41.3% of the gross loans receivable as of that date, respectively. Loan charge-offs for the nine months ended March 31, 2003 and 2002, were $17.7 million and $18.9 million, respectively.

7.  CESSATION OF GOLETA NATIONAL BANK RELATIONSHIP

On October 25, 2002, the Company entered into an agreement with the Office of the Comptroller of the Currency (the “OCC”), and on November 1, 2002, the Company entered into Amendment No. 3 to the Master Loan Agency Agreement with Goleta, to end the arrangement under which Goleta offers Bank Loans at the Company’s stores effective December 31, 2002. Accordingly, as of January 1, 2003, Bank Loans were no longer offered in any of the Company’s stores. As permitted by the two agreements, however, the Company is continuing to service and collect outstanding Bank Loans under the Collection Servicing Agreement between it and Goleta.

In the agreements with the OCC and Goleta, the Company also agreed to indemnify 100%, instead of the previous 90%, of Goleta’s losses and expenses incurred on and after November 1, 2002 from certain third-party claims regarding Bank Loans, including pending lawsuits. To date, the Company has not incurred any material amount of additional expenses as the result of this increased level of indemnification.

8.  DISCONTINUED OPERATIONS

During the quarter ended December 31, 2002, the Company sold 19 underperforming stores in Florida for a pre-tax gain of $0.8 million and an after-tax gain of $0.5 million. The gain on the sale of the 19 stores has been classified as discontinued operations, and includes the write-off of $0.8 million of fixed assets and $0.1 million of goodwill related to the 19 stores. The operating results of the 19 stores had no material impact on current or historical net income or cash flow for or during the first nine months of fiscal 2003. Operating results for the 19 stores for the three and nine months ended March 31, 2003 and 2002 are shown below.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

	(in thousands, except per share amounts)
Revenue	$—	$752	$966	$1,942
Gross margin (loss)	—	142	(28)	44
After-tax income (loss)	—	85	(17)	26
Diluted earnings (loss) per share	—	0.01	—	—

9.  REFINANCING OF CREDIT FACILITIES

On March 31, 2003, the Company refinanced its outstanding revolving and term loan indebtedness by entering into:

•	a credit agreement with a syndicate of banks led by JP Morgan Chase Bank, as agent and syndication agent, and Wells Fargo Bank Texas, National Association (“Wells Fargo Bank”), as administrative agent, for themselves and other lenders that provides for revolving credit facilities of up to $165 million; and

•	a note purchase agreement with American Capital Financial Services, Inc., as agent for its affiliate American Capital Strategies, Ltd., which purchased $40 million of the Company’s senior subordinated secured promissory notes .

The credit facilities under the credit agreement and the indebtedness incurred under the note purchase agreement replaced the revolving and term loan credit facilities and the outstanding indebtedness under the Company’s Amended and Restated Credit Agreement dated as of November 9, 2000, as amended, with a syndicate of bank lenders. The revolving facilities under the credit agreement replaced the revolving facilities under the former credit agreement, and the indebtedness incurred by the Company under the note purchase agreement was used to fully pay the outstanding term loans, and terminate the term loan facility, under the former credit agreement. The Company’s former credit agreement was scheduled to expire on October 31, 2003.

Immediately before executing the credit agreement and the note purchase agreement, the Company prepaid the remaining $4 million installment on its 9.03% Senior Secured Notes due November 15, 2003 that were issued to Principal Life Insurance Company in November 1996. The total of $4.3 million paid by the Company to discharge the Senior Secured Notes included accrued and unpaid interest and a prepayment premium under the terms of the agreement with Principal Life Insurance Company.

The credit agreement provides for two revolving line-of-credit facilities that expire on March 31, 2006:

•	a $120 million primary revolving credit facility that is available throughout the three-year term; and

•	a $45 million seasonal revolving credit facility that is available to the Company during each year-end holiday and tax season (i.e., December 1 through March 15) during the three-year term.

The revolving line-of-credit facilities include, subject to certain conditions, a letter-of-credit facility from Wells Fargo Bank of up to $5 million.

In addition, the credit agreement acknowledges that the Company may, before March 31, 2005, request an additional $10 million as part of the primary revolving credit facility or the seasonal revolving credit facility, but none of the lenders committed to lend any of that amount in the credit agreement. Borrowings under the credit agreement may be used for the Company’s working capital and general corporate purposes, but not for capital expenditures or acquisitions (which can only be made out of the Company’s cash flow from operations).

Borrowings under the credit agreement bear interest at a variable annual rate equal to, at the Company’s discretion, either:

•	The sum of (a) the greatest of (i) the prime rate publicly announced by Wells Fargo Bank, (ii) one percent, plus the rate of interest on the secondary market for three-month certificates of deposit reported by the Board of Governors of the Federal Reserve System (the “Board of Governors”), multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for new negotiable nonpersonal time deposits in dollars of over $100,000 with maturities of approximately three months plus the annual assessment rate that is payable by a member of the Bank Insurance Fund classified as “well capitalized,” and (iii) the federal funds rate plus 0.5%; plus (b) a margin that varies from 1.5% to 2.75% per annum based on the Company’s debt-to-EBITDA ratio. (For this ratio, “EBITDA” is the Company’s earnings before interest, taxes, depreciation, and amortization.) This interest rate adjusts on a daily basis.

•	The sum of (a) the London Interbank Offered Rate (“LIBOR”) for (at the Company’s discretion) one-, two-, three- or six month maturities, multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for Eurocurrency funding, plus (b) a margin that varies from 3.0% to 4.25% per annum based on the Company’s debt-to-EBITDA ratio. This interest rate adjusts, at the Company’s discretion, at one-, two-, three-, or six-month intervals, in accordance with the corresponding LIBOR.

•	The sum of (a) LIBOR for one-month maturities, plus (b) a margin that varies from 3.0% to 4.25% per annum based on the Company’s debt-to-EBITDA ratio. This interest rate adjusts on a daily basis.

The Company has initially selected the third alternative described above as the annual interest rate for its current borrowings under the credit agreement, and as of May 8, 2003, that interest rate was 4.81% (calculated using LIBOR plus 3.5%, which was the margin that the Lenders agreed the Company could use until the Company’s debt-to-EBITDA ratio is calculated upon delivery of the Company’s Form 10-Q for the quarter ended March 31, 2003). Upon an event of default under the credit agreement, the applicable annual interest rate is increased by three hundred basis points.

Interest on the outstanding principal amount borrowed under the credit agreement is payable monthly. The outstanding principal amount borrowed and all interest accrued under the primary revolving line-of-credit facility provided in the credit agreement is payable on March 31, 2006. The outstanding principal amount and all interest accrued under the seasonal revolving line-of-credit facility provided in the credit agreement is payable on March 15 of each year. At the end of each fiscal quarter, beginning June 30, 2003, the Company must pay the bank lenders a commitment fee equal to 0.5% per annum of the average daily unused portion of the credit available under the credit agreement. The Company must also pay Wells Fargo Bank an annual agency fee of $60,000 in advance on each March 31. The Company paid $1.7 million in arrangement fees and up-front fees relating to the credit agreement. The Company may at any time reduce, in whole or in part (in $5 million increments), the available amount of the credit facilities provided in the credit agreement. Subject to certain conditions, the Company may prepay, in whole or in part, the revolving credit facilities provided by the credit agreement without penalty or premium.

The note purchase agreement was entered into as a private placement of $40 million of the Company’s debt securities. Under the note purchase agreement, the Company issued four separate $10 million senior subordinated secured notes to American Capital Strategies, Ltd. The notes vary by interest rates, maturity, and payment schedule. Under the note purchase agreement, the Company issued four separate $10 million senior subordinated secured notes (“Notes”) to American Capital Strategies, Ltd.: a Series A Note, a Series B Note, a Series C Note, and a Series D Note. The Notes vary by interest rates, maturity, and payment schedule.

The annual interest rate on the outstanding principal amount of the Notes are:

•	Series A Note: LIBOR plus eight percent.

•	Series B Note: LIBOR plus ten percent.

•	Series C Note: LIBOR plus 13%.

•	Series D Note: LIBOR plus 13.25%.

Upon an event of default under the note purchase agreement, the annual interest rate applicable to each outstanding Note is increased by two hundred basis points. Interest on all of the Notes is payable monthly.

The unpaid principal amounts of the Notes are payable, with accrued and unpaid interest, as follows:

•	Series A Note: eleven quarterly installments of $833,333.34, payable at the end of each calendar quarter, beginning June 30, 2003; and all remaining amounts at maturity on March 31, 2006.

•	Series B Note: twelve quarterly installments of $125,000, payable at the end of each calendar quarter, beginning June 30, 2003; seven quarterly installments of $1,062,500, payable at the end of each calendar quarter, beginning June 30, 2006; and all remaining amounts at maturity on March 31, 2008.

•	Series C Note: At maturity on March 31, 2009.

•	Series D Note: At maturity on March 31, 2010.

The Company must prepay all amounts due under the Notes upon any “change in control” of the Company, as defined in the note purchase agreement, which includes any share issuance, merger, reorganization, or other transaction involving or resulting in a change in the ownership of more than 50% of the Company’s capital stock or voting securities or any sale of 30% or more of the assets of the Company and its subsidiaries (excluding asset sales otherwise permitted under the note purchase agreement). The Company must also prepay the Series B Note and then the Series A Note as follows:

•	by the amount the Company receives upon the sale of any individual asset or issuance of equity securities that results in net cash proceeds to the Company in excess of $50,000;

•	by the amount the Company receives upon the sale of assets or issuance of equity securities in any fiscal quarter that results in net cash proceeds to the Company in excess of $10,000 since the last prepayment relating to asset sales by the Company;

•	by the amount of net cash proceeds received by the Company from any issuance of indebtedness for borrowed money (other than indebtedness under the credit agreement);

•	by an amount equal to 50% of the cash collected by the Company from payday loans in a state during the 90 days after the Company is prohibited from, or becomes subject to legal or administrative action for, making payday loans in such state (subject to certain adjustments if the Company resumes making payday loans in such state within two years after the Company is prohibited from or becomes subject to legal action for making payday loans in such state); and

•	within 90 days after the end of each fiscal year (beginning with the fiscal year ending June 30, 2004), by an amount equal to 50% of the Company’s excess cash flow for the fifteen-months ending June 30, 2004, and each fiscal year thereafter.

The Company may prepay the principal amount of the Notes, but any such voluntary prepayment must be (i) made in order from the Series B Note to the Series A Note, the Series C Note, and the Series D Note, and (ii) during all but the last year of the respective terms of the Notes, accompanied by payment of not only accrued interest, but also a prepayment premium in an amount equal to a percentage of the principal being prepaid. The prepayment premium under the Series A Note is one percent before March 31, 2004; the premium under the Series B Note is three percent before March 31, 2004, and one percent before March 31, 2005; the premium under the Series C Note is four percent before March 31, 2004, and decreases by one percent per year until March 31, 2007; and the premium under the Series D Note is five percent before March 31, 2004, and decreases by one percent each year until March 31, 2008.

Upon execution of the note purchase agreement, the Company paid American Capital Financial Services, Inc., as agent for the purchaser of the Notes, a closing processing fee of $1 million and a structuring fee of $1.575 million. The Company also paid placement fees of $1.2 million to Stephens, Inc. and $200,000 to JPMorgan Chase Bank. Under the note purchase agreement, the Company must pay American Capital Financial Services, Inc. an administrative fee of $300,000 per annum, in equal quarterly installments beginning on June 30, 2006, until the Notes are paid in full. The administrative fee will, however, decrease to (a) $270,000 per annum upon payment in full of the Series A Note, (b) $225,000 per annum upon payment in full of the Series B Note, and (c) $120,000 per annum upon payment in full of the Series C Note. The Company must also pay American Capital Financial Services, Inc. a facility fee of $425,000 per annum, in equal monthly installments beginning on April 30, 2006, until payment in full of the Series D Note; that facility fee will decrease to $300,000 per annum upon payment in full of the Series C Note.

The credit agreement may be terminated before the stated expiration or maturity date of the revolving credit facilities — requiring all unpaid principal and accrued interest to be paid to the bank lenders — upon any “event of default” as defined in the credit agreement. Similarly, the Notes may become due and payable before their respective stated maturity dates upon any “event of default” as defined in the note purchase agreement. The credit agreement and the note purchase agreement also contain cross-default provisions to each other and to the then existing Money Order Agreement (the “Money Order Agreement”) between the Company and Travelers Express Company, Inc. (“Travelers”). The events of default in the credit agreement and in the note purchase agreement are substantially similar. They include (a) nonpayment of amounts due under the credit agreement and under the Notes and the note purchase agreement, respectively, (b) the failure to observe or perform covenants set forth in the credit agreement and in the note purchase agreement, respectively, and in the documents ancillary thereto that are not cured, (c) a change in control of the Company, and (d) any event or circumstance that has a material adverse effect on the collateral secured under the credit agreement and the note purchase agreement, respectively, or on the Company’s business, assets, liabilities, condition (financial or otherwise), or prospects.

The Company is subject to various restrictive covenants stated in the credit agreement and in the note purchase agreement, and the covenants in those documents are substantially similar. The covenants, which are typical of those found in credit agreements of these types, include restrictions on the incurrence of indebtedness from other sources, restrictions on advances to or investments in other persons or entities, restrictions on amounts payable to settle litigation, restrictions on the payment of dividends to shareholders and on the repurchase of shares, and the requirement that various financial ratios be maintained. Certain of the covenants in the credit agreement and in the note purchase agreement require the Company:

•	to limit its capital expenditures during each fiscal year to specified amounts, which are, in the credit agreement, $5 million for the Company’s 2003 fiscal year (ending June 30, 2003), $9.75 million for the Company’s 2004 fiscal year, $11 million for the Company’s 2005 fiscal year, and $12.25 million for the nine months of the Company’s 2006 fiscal year (though the annual maximum amounts are slightly higher in the note purchase agreement);

•	to limit any acquisition of assets or capital stock of an entity in the retail financial services business to a purchase price of no more than $7 million and to assets or entities that have positive cash flow for the 12 months preceding such acquisition, unless otherwise agreed upon by the Lenders (with respect to the credit agreement) or the holder(s) of at least 66-2/3% of the outstanding principal amount of the Notes (with respect to the note purchase agreement);

•	to reduce its risk of increases in interest rates by entering into one or more interest-rate swap agreements, on and after July 1, 2003, to convert to fixed-rate obligations its floating- or variable-rate interest obligations with respect to at least $60 million of its indebtedness under the credit agreement and 50% of the outstanding principal amount of the Notes; and

•	to obtain, by June 30, 2003, and thereafter maintain collateral arrangements with (a) financial institutions holding at least 95% of the aggregate dollar amount of the Company’s deposits of cash and instruments, and (b) armored couriers transporting at least 95% of the aggregate dollar amount of the Company’s cash and instruments.

On April 15, 2003, the Company entered into an interest-rate swap agreement with JP Morgan Chase Bank, regarding a notional amount of $60 million, to be effective until March 31, 2006.

10.  PENDING LAWSUITS AND SETTLEMENT

The Company is a defendant in a number of lawsuits regarding its loan-related activities, and particularly its services as agent for Goleta regarding the Bank Loans that were offered at most of the Company’s locations. A key issue in those lawsuits regarding the Bank Loans is whether Goleta or the Company is properly regarded as the lender. If the Company, rather than Goleta, were held to be the lender, then the terms of the Bank Loans, and the Company’s activities in connection with those Bank Loans, would likely violate usury and other consumer-protection laws in certain states and, accordingly, the Company would likely become obligated to pay damages and other relief that could significantly impair the Company’s financial condition and financial resources. The Company and Goleta, however, strongly maintain that Goleta, and not the Company, is the lender of the Bank Loans. Since July 1, 2002, a federal district court in Indiana agreed with the Company’s and Goleta’s position that Goleta is properly regarded as the lender of the Bank Loans. This is the sole court decision to-date that has addressed the merits of this key issue. In addition, the Company has settled other lawsuits and administrative proceedings with state authorities regarding the Company’s activities related to the Bank Loans.

On May 12, 2003, the Company entered into a settlement agreement regarding the purported nationwide class-action Bank Loan-related lawsuit, Purdie v. Ace Cash Express, Inc. et al., pending in the United States District Court in Dallas, Texas. That settlement agreement, if approved by the court, will result in the release of substantially all of the claims of former borrowers against the Company (and Goleta) not only in the Purdie lawsuit, but also in the other pending Bank Loan-related lawsuits. In the settlement agreement, the Company agreed, among other things, to pay:

•	at least $2.5 million as refunds to former borrowers who have repaid all of their Bank Loans and who timely submit claims for refunds or, if the refunds and certain other amounts paid by the Company total less than $2.5 million, the amount of the shortfall to certain consumer-advocacy organizations;

•	up to $2.1 million as attorneys fees to the plaintiffs’ counsel in the lawsuits being settled and terminated; and

•	notice and other administrative costs in connection with the settlement.

The refund payable by the Company to each eligible former borrower who files a refund claim will be approximately 5 percent of the interest or finance charges paid by that borrower, but not less than $7.50 or more than $45.00.

Based on estimates of anticipated claims by eligible borrowers and of administrative and other costs related to the settlement, the Company recorded a $5 million charge for its settlement payment obligations in its financial statements as of and for the periods ended March 31, 2003. As a result of that charge, which is included in other expense, the Company’s net (after-tax) income for the three and nine months ended March 31, 2003 was decreased by $3.0 million.

The settlement agreement is subject to the approval of the court in the Purdie lawsuit. Though the parties to the settlement agreement committed to seek that approval as soon as practicable, the Company cannot predict when, or even if, that approval will be received or when the amounts will be paid.

The Company also has filed a lawsuit against two insurers in which it seeks recovery of costs of defending the Bank Loan-related lawsuits and amounts previously paid to settle certain former lawsuits. Though the Company believes that its legal claims against the two insurers have merit and intends to continue to pursue the lawsuit, the Company’s third-quarter financial statements do not reflect any anticipated gain or recovery from the lawsuit.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,		Year Ended June 30,

	2003	2002	2003	2002	2002	2001	2000

Company Operating and Statistical Data:
Company-owned stores in operation:
Beginning of period	977	999	1,003	988	988	915	798
Acquired	—	—	1	8	8	133	36
Opened	6	14	9	32	39	49	99
Closed/Sold (1)	(9)	(3)	(39)	(18)	(32)	(109)	(18)

End of period	974	1,010	974	1,010	1,003	988	915

Percentage increase (decrease) in comparable store revenues from prior period (2):
Total revenues	(4.6%)	13.5%	2.7%	18.0%	15.6%	23.3%	6.9%
Excluding loan fees and interest	3.0%	10.4%	5.6%	6.3%	7.3%	0.3%	6.0%
Capital expenditures (in thousands)	$1,315	$817	$3,170	$5,175	$7,127	$12,655	$12,255
Cost of net assets acquired (in thousands)	$—	$—	$51	$1,155	$1,177	$35,841	$11,359
Operating Data (Check Cashing and Money Orders):
Face amount of checks cashed (in millions)	$1,652	$1,576	$3,877	$3,700	$4,843	$4,498	$3,839
Face amount of money orders sold (in millions)	$412	$446	$1,217	$1,288	$1,711	$1,709	$1,585
Face amount of average check	$478	$471	$393	$386	$378	$358	$339
Average fee per check	$13.18	$12.82	$10.01	$9.66	$9.36	$8.38	$7.92
Fees as a percentage of average check	2.76%	2.72%	2.55%	2.50%	2.48%	2.34%	2.33%
Number of checks cashed (in thousands)	3,456	3,347	9,864	9,590	12,821	12,580	11,317
Number of money orders sold (in thousands)	2,592	2,958	7,832	8,759	11,562	12,787	12,339
Collections Data:
Face amount of returned checks (in thousands)	$6,630	$6,348	$18,163	$18,226	$23,637	$26,536	$16,548
Collections (in thousands)	5,176	4,578	13,646	12,297	16,090	17,717	10,788

Net write-offs (in thousands)	$1,454	$1,770	$4,517	$5,929	$7,547	$8,819	$5,760

Collections as a percentage of returned checks	78.1%	72.1%	75.1%	67.5%	68.1%	66.8%	65.2%
Net write-offs as a percentage of revenues	2.2%	2.6%	2.5%	3.4%	3.3%	4.5%	4.1%
Net write-offs as a percentage of the face amount of checks cashed	.09%	.11%	.12%	.16%	.16%	.20%	.15%

(1)	The number of stores closed for the nine months ended March 31, 2003, includes the sale of 19 underperforming stores in Florida in November 2002.

(2)	Calculated based on the change in revenues of all stores open for both the full year and the interim periods compared.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA, continued
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Operating Data (Small Consumer Loans Excluding Loans Processed for Republic Bank):
Volume - new loans and refinances (in thousands)	$61,532	$112,867	$344,988	$378,625
Average advance	$263	$273	$270	$270
Average finance charge	$38.95	$46.36	$43.90	$45.78
Number of loan transactions - new loans and refinances (in thousands)	235	413	1,299	1,402
Matured loan volume (in thousands)	$79,415	$121,939	$362,795	$374,325
Balance Sheet Data (in thousands):
Gross loans receivable	$21,207	$28,507	$21,207	$28,507
Less: Allowance for losses on loans receivable	12,500	12,644	12,500	12,644

Loans receivable, net of allowance	$8,707	$15,863	$8,707	$15,863

Allowance for losses on loans receivable:
Beginning of period	$15,650	$15,876	$12,213	$13,382
Provision for loan losses	3,661	3,730	17,381	17,156
Charge-offs	(7,078)	(7,360)	(17,728)	(18,922)
Recoveries	267	398	634	1,028

End of period	$12,500	$12,644	$12,500	$12,644

Provision for loan losses as a % of matured loan volume	4.6%	3.1%	4.8%	4.6%
Net loan charge-offs as a percent of volume (3)	11.1%	6.2%	5.0%	4.7%
Allowance as a percent of gross loans receivable	58.9%	44.4%	58.9%	44.4%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended June 30,

	2002	2001	2000

Operating Data (Small Consumer Loans Excluding Loans Processed for Republic Bank):
Volume - new loans and refinances (in thousands)	$502,013	$396,783	$137,015
Average advance	$269	$269	$240
Average finance charge	$45.61	$42.30	$34.51
Number of loan transactions - new loans and refinances (in thousands)	1,866	1,477	557
Matured loan volume (in thousands)	$489,887	$370,559	$21,898
Balance Sheet Data (in thousands):
Gross loans receivable	$29,569	$27,768	$18,695
Less: Allowance for losses on loans receivable	12,213	13,382	—

Loans receivable, net of allowance	$17,356	$14,386	$18,695

Allowance for losses on loans receivable:
Beginning of period	$13,382	$—	$—
Provision for loan losses	21,924	26,429	—
Charge-offs	(24,519)	(13,510)	—
Recoveries	1,426	463	—

End of period	$12,213	$13,382	$—

Provision for loan losses as a % of matured loan volume	4.5%	7.1%	—
Net loan charge-offs as a percent of volume (3)	4.6%	3.3%	—
Allowance as a percent of gross loans receivable	41.3%	48.2%	—

(3)	Net loan charge-offs in the current quarter are directly related to loans that matured at least 180 days before. The ratio compares the net loan charge-offs to the current quarter loan volume, which is lower as a result of the cessation of loan-related business in Maryland, Georgia, North Carolina, and Alabama and the transition from offering the Goleta National Bank loan product to offering ACE payday loans or Republic Bank loans.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA, continued
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,		Year Ended June 30,

	2003	2002	2003	2002	2002	2001		2000

Operating Data for Loans Processed for Republic Bank (4):
Volume - new loans and refinances (in thousands)	$24,317	$—	$26,910	$—	$—		$—	$—
Average advance	$301	$—	$301	$—	$—	$		$—
Number of loan transactions – new loans and refinances (in thousands)	81	—	89	—	—		—	—
Matured loan volume (in thousands)	$21,799	$—	$21,799	$—	$—		$—	$—
Provision for loan losses payable to Republic Bank (in thousands)	$991	$—	$991	$—	$—		$—	$—
Provision for loan losses payable to Republic Bank as a % of matured loan volume	4.5%	—	4.5%	—	—		—	—

(4)	Republic Bank loans are short-term deferred-deposit transactions offered and made by Republic Bank & Trust Company at or through the Company’s stores in Arkansas, Pennsylvania, and Texas. The Company serves only as marketing and servicing agent for Republic Bank regarding those loans and does not acquire or own any participation interest in any of those loans. The Company’s agreement with Republic Bank provides for the Company to receive fees from Republic Bank, though those fees are subject to reduction or offset by a percentage of the losses from Republic Bank loans that are not collected.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,

	2003	2002	2003	2002	2003	2002	2003	2002

							(percentage of
	(in thousands)		(percentage of revenue)		(in thousands)		revenue)

Check cashing fees	$25,171	$23,874	37.4%	35.1%	$77,944	$72,495	43.2%	41.5%
Loan fees and interest	12,945	16,971	19.3	24.9	54,744	56,322	30.3	32.3
Tax check fees	19,215	17,953	28.6	26.4	19,613	19,103	10.9	10.9
Bill payment services	3,595	2,684	5.4	3.9	9,839	7,108	5.5	4.1
Money transfer services	2,735	2,742	4.1	4.0	8,138	8,197	4.5	4.7
Money order fees	1,800	1,953	2.7	2.9	5,303	5,696	2.9	3.3
Franchise revenues	622	622	0.9	0.9	1,682	1,655	0.9	0.9
Other fees	1,084	1,292	1.6	1.9	3,261	4,087	1.8	2.3

Total revenue	$67,167	$68,091	100.0%	100.0%	$180,524	$174,663	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$68.2	$67.2			$180.8	$173.4

Quarter Comparison

Total revenues decreased $0.9 million, or 1%, to $67.2 million in the third quarter of fiscal 2003 from $68.1 million in the third quarter of the last fiscal year. That decrease was the result of an approximate $4.0 million decrease in loan fees and interest, which was substantially offset by a $3.5 million increase in check cashing fees, tax check fees and bill payment services. Comparable store revenues (920 stores) decreased by $2.8 million, or 4.6%, as of March 31, 2003 from March 31, 2002, though comparable store revenues increased by $1.3 million, or 3%, if loan fees and interest is excluded. The number of Company-owned stores decreased by 36, or 4%, to 974 stores open at March 31, 2003 from 1,010 stores open at March 31, 2002.

Check cashing fees, including tax check fees, increased $2.6 million, or 6%, to $44.4 million in the third quarter of fiscal 2003 from $41.8 million in the third quarter of the last fiscal year. This increase resulted from a combination of a 2% increase in the average face amount of the checks cashed and a 3% increase in the number of checks cashed, which is due in part to the additional 105 self-service check-cashing machines (“SSMs”) placed in H&R Block retail offices during the 2003 tax season. Loan fees and interest for the third quarter of fiscal 2003 decreased $4.1 million, or 24%, to $12.9 million from $17.0 million in the third quarter of the last fiscal year, because of the cessation of loan-related business in Maryland, Georgia, North Carolina, and Alabama, and the transition from short-term loans (“Bank Loans”) made by Goleta National Bank (“Goleta”) to offering state-regulated short-term loan products or services. Loan fees and interest for the third quarter of fiscal 2002 reflect primarily the Company’s participation interests in Bank Loans. Effective December 31, 2002, however, in accordance with the agreements with the Office of the Comptroller of the Currency (the “OCC”) and Goleta, the Company discontinued offering Bank Loans and began to offer at most of its stores, other short-term loans or deferred-deposit-transaction services made in accordance with state laws and regulations. Bill payment services increased $0.9 million, or 34%, to $3.6 million in the third quarter of fiscal 2003 from $2.7 million in the third quarter of the last fiscal year, because of the addition of vendors for which payments are accepted and the growth in sales of third-party prepaid debit cards. The decrease in money order fees of $0.2 million, or 8%, to $1.8 million in the third quarter of fiscal 2003 from $2.0 million in the third quarter of the last fiscal year was due to decreased consumer demand for money orders. The decrease in other fees of $0.2 million, or 16%, to $1.1 million in the third quarter of fiscal 2003 from $1.3 million in the third quarter of the last fiscal year was due to a change in the mix of miscellaneous products and services offered in the stores and the discontinuation of several products, including lottery tickets.

Nine Month Comparison

Total revenues increased $5.9 million, or 3%, to $180.5 million in the first nine months of fiscal 2003 from $174.7 million in the first nine months of the last fiscal year. This revenue growth resulted primarily from a $5.8 million, or 5.6%, increase in comparable store revenues (920 stores), excluding loan fees and interest, offset by a $1.6 million, or 3%, decrease in loan fees and interest.

Check cashing fees, including tax check fees, increased $6.0 million, or 7%, to $97.8 million in the first nine months of fiscal 2003 from $91.6 million in the first nine months of the last fiscal year. This increase resulted from a combination of a 2% increase in the face amount of the average check and a 2% increase in the number of checks cashed. Loan fees and interest decreased $1.6 million, or 3%, to $54.7 million in the first nine months of fiscal 2003 from $56.3 million in the first nine months of the last fiscal year, because of the cessation of loan-related business in Maryland, Georgia, North Carolina, and Alabama and the transition from Bank Loans. In accordance with the agreements with the OCC and Goleta, the Company discontinued offering Bank Loans effective December 31, 2002, and began to offer other short-term loans or deferred-deposit-transaction services made in accordance with state laws and regulations. Bill-payment services increased $2.7 million, or 38%, to $9.8 million in the first nine months of fiscal 2003 from $7.1 million in the first nine months of the last fiscal year due to an increased number of vendors for which payments are accepted and the growth in sales of third-party prepaid debit cards. Money order fees decreased $0.4 million, or 7%, to $5.3 million in the first nine months of fiscal 2003 from $5.7 million in the first nine months of the last fiscal year primarily due to decreased consumer demand for money orders. Other fees decreased $0.8 million, or 20%, to $3.3 million in the first nine months of fiscal 2003 from $4.1 million in the first nine months of the last fiscal year due to a change in the mix of miscellaneous products and services offered in the stores and the discontinuation of several products, including lottery tickets.

Store Expense Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,

	2003	2002	2003	2002	2003	2002	2003	2002

	(in thousands)		(percentage of revenue)		(in thousands)		(percentage of revenue)

Salaries and benefits	$15,198	$16,464	22.6%	24.2%	$44,178	$43,661	24.5%	25.0%
Occupancy	7,431	7,101	11.1	10.4	21,852	20,854	12.1	11.9
Armored and security	2,316	2,171	3.4	3.2	6,027	5,852	3.3	3.4
Returns and cash shorts	2,236	2,410	3.3	3.6	6,749	7,931	3.7	4.6
Loan loss provision	4,813	3,760	7.2	5.5	18,791	17,266	10.4	9.9
Depreciation	1,727	1,793	2.6	2.6	5,222	5,319	2.9	3.0
Other	6,798	5,265	10.1	7.7	15,484	13,515	8.6	7.7

Total store expenses	$40,519	$38,964	60.3%	57.2%	$118,303	$114,398	65.5%	65.5%

Average per store expense	$41.5	$38.8			$119.6	$114.6

Quarter Comparison

Total store expenses increased $1.5 million, or 4%, to $40.5 million in the third quarter of fiscal 2003 from $39.0 million in the third quarter of the last fiscal year. Total store expenses increased as a percentage of revenues to 60.3% in the third quarter of fiscal 2003 from 57.2% in the third quarter of the last fiscal year.

Salaries and benefits expenses decreased $1.3 million, or 8%, to $15.2 million in the third quarter of fiscal 2003 from $16.5 million in the third quarter of last fiscal year primarily as a result of lower performance bonus expense. Occupancy costs and armored and security expenses combined increased $0.5 million, or 5%, to $9.7 million in the third quarter of fiscal 2003 from $9.3 million in the third quarter of the last fiscal year, because of scheduled increases in store lease rates and in fees to providers of armored and security services to the stores, and additional armored costs related to the additional SSMs placed in H&R Block retail locations during tax season. Returned checks, net of collections, and cash shortages decreased $0.2 million, or 7%, in the third quarter of fiscal 2003 compared to the third quarter of the last fiscal year because of improved cash-management controls and procedures, including more timely communication with field management regarding cash shortages and communication of standard cash and transaction handling procedures. Loan loss provision, which relates to all of the loans, regardless of type (i.e., whether Bank Loans, the Company’s payday loans, or the Republic Bank loans), increased $1.1 million, or 28%, in the third quarter of fiscal 2003 from the third quarter of the last fiscal year due to a higher number of loans that matured during the third quarter of fiscal 2003 compared to last fiscal year. That increase in maturity of loans was a result of the Company’s agreements with the OCC and Goleta to discontinue offering Bank Loans as of December 31, 2002; Bank Loans that matured near the end of the second quarter of fiscal 2003 were not renewed or extended. (See “ – Loan Portfolio” below.) The increased loan loss provision resulted in a loan allowance as a percentage of gross loan receivables (which includes Bank Loans and the Company’s payday loans, but not any of the Republic Bank loans) of 59% as of March 31, 2003 compared to 44% as of March 31, 2002. Other store expenses increased $1.5 million, or 29%, in the third quarter of fiscal 2003 compared to the third quarter of the last fiscal year primarily as a result of the lease costs to obtain additional SSMs placed in H&R Block locations during tax season.

Nine Month Comparison

Total store expenses increased $3.9 million, or 3%, to $118.3 million in the first nine months of fiscal 2003 from $114.4 million in the first nine months of the last fiscal year. However, total store expenses as a percentage of revenues for the first nine months of fiscal 2003 remained at 65.5%, the same as the first nine months of the last fiscal year.

Salaries and benefits expenses increased $0.5 million, or 1%, to $44.2 million in the first nine months of fiscal 2003 from $43.7 million in the first nine months of the last fiscal year primarily as a result of higher store-employee performance-bonus expense during the first six months of fiscal 2003. Occupancy costs and armored and security expenses, totaling $27.9 million in the first nine months of fiscal 2003, increased $1.2 million, or 4%, from $26.7 million in the first nine months of the last fiscal year due to scheduled increases in store lease rates and in fees to providers of armored and security services to the stores, along with the increased armored service required during tax season for the increased number of SSMs. Returned checks, net of collections, and cash shortages decreased $1.2 million, or 15%, in the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002, due to improved cash-management controls and procedures, including more timely communication with field management regarding cash shortages and communication of standard cash and transaction handling procedures. Loan loss provision increased $1.5 million, or 9%, in the first nine months of fiscal 2003 from the first nine months of the last fiscal year, due to the higher number of loans maturing during the period. Other store expenses increased $2.0 million, or 15%, in the first nine months of fiscal 2003 compared to the first nine months of the last fiscal year primarily as a result of lease costs to obtain additional SSMs placed in H&R Block offices during tax season.

Other Expenses Analysis

	Three Months Ended March 31,				Nine Months Ended March 31,

	2003	2002	2003	2002	2003	2002	2003	2002

	(in thousands)		(percentage of revenue)		(in thousands)		(percentage of revenue)

Region expenses	$4,350	$4,476	6.5%	6.6%	$12,719	$13,031	7.0%	7.5%
Headquarters expenses	5,294	6,276	7.9	9.2	13,002	13,174	7.2	7.5
Franchise expenses	286	253	0.4	0.4	845	672	0.5	0.4
Other depreciation and amortization	1,150	3,736	1.7	5.5	4,407	6,068	2.4	3.5
Interest expense, net	5,885	5,261	8.8	7.7	13,595	11,364	7.5	6.5
Other expenses	5,333	2,105	7.9	3.1	6,110	2,229	3.4	1.3

Quarter Comparison

Region Expenses

Region expenses decreased $0.1 million, or 3%, in the third quarter of fiscal 2003 from the third quarter of the last fiscal year, primarily as a result of reductions in personnel at the region level. Region expenses decreased as a percentage of revenues to 6.5% in the third quarter of fiscal 2003 from 6.6% in the third quarter of the last fiscal year.

Headquarters Expenses

Headquarters expenses decreased $1.0 million, or 16%, in the third quarter of fiscal 2003 from the third quarter of the last fiscal year primarily because of a decrease in legal expenses related to the Company’s lawsuits. Headquarters expenses decreased as a percentage of revenues to 7.9% in the third quarter of fiscal 2003 from 9.2% in the third quarter of the last fiscal year.

Franchise Expenses

Franchise expenses of $0.3 million in the third quarter of fiscal 2003 remained unchanged from the third quarter of the last fiscal year.

Other Depreciation and Amortization

Other depreciation and amortization decreased $2.6 million, or 69%, in the third quarter of fiscal 2003 from the third quarter of the last fiscal year due to decreased amortization of debt financing costs under the Company’s bank credit agreement.

Interest Expense

Interest expense, net of interest income, increased $0.6 million, or 12%, in the third quarter of fiscal 2003 as compared to the third quarter of the last fiscal year related to the additional cash required to fund the additional SSMs located in the H&R Block offices during tax season.

Other Expenses

Other expenses increased by $3.2 million in the third quarter of fiscal 2003 from the third quarter of the last fiscal year. This increase was the result of a $5.0 million charge for the settlement and release of substantially all of the claims in the Company’s loan-related lawsuits (see Note 10 of Notes to Interim Consolidated Financial Statements) and a $0.3 million expense to reflect the early extinguishment of senior secured notes during this year’s third quarter, compared to the payment of $2.0 million in settlement of lawsuits during last year’s third quarter.

Income Taxes

A total of $1.7 million was provided for income taxes in the third quarter of fiscal 2003, an increase from $2.9 million in the third quarter of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes. The effective income tax rate was 40.0% for the third quarter of fiscal 2003, compared to 40.6% for the third quarter of the last fiscal year.

Nine Month Comparison

Region Expenses

Region expenses decreased $0.3 million, or 2%, in the first nine months of fiscal 2003 from the first nine months of the last fiscal year, primarily as a result of reductions in personnel at the region level. Region expenses decreased as a percentage of revenues to 7.0% in the first nine months of fiscal 2003 from 7.5% in the first nine months of the last fiscal year.

Headquarters Expenses

Headquarters expenses decreased $0.2 million, or 1%, in the first nine months of fiscal 2003 from the first nine months of the last fiscal year because of a decrease in legal expenses related to the Company’s lawsuits. Headquarters expenses decreased as a percentage of revenues to 7.2% in the first nine months of fiscal 2003 from 7.5% in the first nine months of the last fiscal year.

Franchise Expenses

Franchise expenses increased $0.2 million in the first nine months of fiscal 2003 from the first nine months of the last fiscal year because of the addition of personnel in the franchise department.

Other Depreciation and Amortization

Other depreciation and amortization decreased $1.7 million, or 27%, in the first nine months of fiscal 2003 from the first nine months of the last fiscal year due to decreased amortization of debt financing costs under the Company’s bank credit agreement.

Interest Expense

Interest expense, net of interest income, increased $2.2 million, or 20%, in the first nine months of fiscal 2003 as compared to the first nine months of last fiscal year related to the additional cash required to fund the additional SSMs located in the H&R Block offices during tax season.

Other Expenses

Other expenses increased by $3.9 million in the first nine months of fiscal 2003 from the first nine months of the last fiscal year. This increase was the result of the $5.0 million charge in the third quarter of fiscal 2003 for the settlement and release of loan-related claims, the payment of $0.75 million to settle certain other lawsuits during fiscal 2003, and the expense of $0.27 million to reflect the early extinguishment of senior secured notes during the third quarter of fiscal 2003, compared to the payment of $2.0 million in payments to settle certain lawsuits during the first nine months of fiscal 2002.

Income Taxes

A total of $4.6 million was provided for income taxes in the first nine months of fiscal 2003, down from $5.6 million in the first nine months of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes. The effective income tax rate was 40% for the first nine months of fiscal 2003 compared to 40.6% for the first nine months of the last fiscal year.

Gain on Sale of Discontinued Operations, Net of Tax

The Company sold 19 underperforming stores in Florida in late-November 2002 for a pre-tax gain of $0.8 million and an after-tax gain of $0.5 million.

Balance Sheet Variations

Cash and cash equivalents, the money order principal payable, and the revolving advances vary because of seasonal and day-to-day requirements resulting from maintaining cash for cashing checks, purchasing participations in Bank Loans (before January 1, 2003), and making small consumer loans; receipts of cash from the sale of money orders; and remittances on money orders sold. For the nine months ended March 31, 2003, cash and cash equivalents increased $7.4 million, compared to an increase of $1.8 million for the nine months ended March 31, 2002.

Accounts receivable, net, of $4.8 million as of March 31, 2003 decreased by $4.0 million from June 30, 2002 primarily due to the cessation of the Company’s relationship with Goleta.

Loans receivable, net, of $8.7 million as of March 31, 2003 decreased by $8.6 million from June 30, 2002 due to the Company’s transition from offering Bank Loans at most of its stores to offering a state-regulated short-term loan or service in a reduced number of its stores. Loans receivable, net, as of March 31, 2003 does not include any of the Republic Bank deferred-deposit loans available through the Company’s stores in Arkansas, Pennsylvania, and Texas, because the Company serves only as marketing and servicing agent for Republic Bank regarding those loans and does not acquire or own any participation interest in any of those loans. The Company’s agreement with Republic Bank provides for the Company to receive agency fees from Republic Bank, though such fees are subject to reduction or offset by a percentage of the losses from uncollected Republic Bank loans.

Prepaid expenses and other current assets of $6.4 million as of March 31, 2003 decreased by $1.6 million from June 30, 2002 due a decrease in deferred taxes and the recognition of a full year’s expense associated with the lease and maintenance costs related to the SSMs, most of which are operated only during tax season in H&R Block locations.

Property and equipment, net, of $33.0 million as of March 31, 2003 decreased by $4.1 million from June 30, 2002; that decrease consisted of $6.1 million of depreciation expense and $1.2 million of fixed asset retirements ($0.8 million of which related to the sale of 19 stores in Florida in November 2002), reduced by $3.2 million of fixed asset additions ($0.4 million of which consisted of capitalized software development). Goodwill, net, of $75.0 million as of March 31, 2003 remained unchanged from June 30, 2002.

Revolving advances of $93.7 million, which includes $9.7 million advanced to Ace Funding by Autobahn Funding and used in the SSMs, as of March 31, 2003 decreased by $3.8 million from June 30, 2002 due to the reduced level of cash requirements for the business on March 31, 2003.

Accounts payable, accrued liabilities and other current liabilities of $43.0 million as of March 31, 2003 increased by $14.4 million from June 30, 2002, as indicated by the following:

			Increase (decrease)
	March 31, 2003	June 30, 2002	from June 30, 2002

		(in thousands)
Accounts payable	$9,841	$5,329	$4,512
MoneyGram payable	5,205	3,545	1,660
Legal settlement accrual	5,000	1,820	3,180
Income taxes payable	2,730	1,227	1,503
Salaries and benefits payable	4,554	2,014	2,540
Bonuses payable	3,498	3,292	206
H&R Block fee liability	1,066	385	681
Accrued litigation	163	391	(228)
Interest rate swap	—	1,815	(1,815)
Other liabilities	10,900	8,694	2,206

Total	$42,957	$28,512	$14,445

Loan Portfolio

The Company has established a loan loss allowance for its loans receivable (which consist of the Company’s payday loans and its participation interests in outstanding Bank Loans) at a level that the Company’s management believes to be adequate to absorb known or probable losses from payday loans made by the Company and from the Company’s participation interests in outstanding Bank Loans. In the first six months of fiscal 2003, the Company gradually ceased to offer Bank Loans and began to offer state-regulated short-term loans or deferred-deposit-transaction services, commonly known as “payday loans,” at its owned stores. As of December 31, 2002, Bank Loans were no longer offered at any of the Company’s stores, though the Company continues to collect outstanding Bank Loans. Because the Company’s payday loan product is substantially similar to the Bank Loans formerly offered, the Company’s method for determining its loan loss allowance for all types of loans is the same.

Through December 31, 2002, the Company calculated its loan loss allowance as a percentage of the sum of the original principal amount of, plus all finance and refinance charges, on matured loans (i.e., 7% in the first, second and fourth fiscal quarters and 6% in the third fiscal quarter). Because of the transition from Bank Loans, which had consistent terms in the various states, to payday loans based on varying individual state regulations, the Company determined that its method of calculating the loan loss allowance had to be revised to account for differences in state regulations, particularly regarding refinancings. Accordingly, since January 1, 2003, the Company calculates the loan loss allowance as a percentage of loan volume, or the principal amount of payday loans made (whether as an original transaction or refinancing transaction); that percentage is 5.5% for the first, second and fourth fiscal quarters and 4.5% for the third fiscal quarter). This method can now be applied consistently across all states, even if the loan structures or terms differ, and the Company expects its losses to be the same irrespective of the type of loan product or service.

The Company’s current policy for determining the loan loss allowance is based on historical experience generally as well as the results of management’s review and analysis of the payment and collection of the loans within the last fiscal quarter. The Company’s management calculates the loan loss allowance for the Company’s payday loans or participation interests in

Bank Loans as a percentage of the total loan volume, or principal amount of loans, in a particular time period (typically, a fiscal quarter). The Company has determined, based on recent operating history, that it receives payment of approximately 94.5% (for loans maturing in the first, second and fourth fiscal quarters) or 95.5% (for loans maturing during tax refund season in the third fiscal quarter) of the loan volume. Therefore, the loan loss allowance is approximately 5.5% of the principal amount of the loans maturing in the first, second and fourth fiscal quarters and approximately 4.5% of the principal amount of the loans maturing in the third fiscal quarter. The Company’s policy is to charge-off all of its payday loans, or participation interests in Bank Loans, which are 180 days or more past due or delinquent. Charge-offs are applied as a reduction to the loan loss provision, and any recoveries of previously charged-off loans or participation interests in Bank Loans are applied as an increase to the loan loss provision.

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

An analysis of the loan loss allowance with reference to the Company’s gross loans receivable, (which does not include any Republic Bank loans) is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

		(in thousands)
Gross loans receivable	$21,207	$28,507	$21,207	$28,507
Less: Allowance for losses on loans receivable	12,500	12,644	12,500	12,644

Loans receivable, net of allowance	$8,707	$15,863	$8,707	$15,863

Allowance for losses on loans receivable:
Beginning of period	$15,650	$15,876	$12,213	$13,382
Provision for loan losses	3,661	3,730	17,381	17,156
Charge-offs	(7,078)	(7,360)	(17,728)	(18,922)
Recoveries	267	398	634	1,028

End of period	$12,500	$12,644	$12,500	$12,644

Net loan charge-offs as a percent of volume	11.1%	6.2%	5.0%	4.7%
Allowance as a percent of gross loans receivable	58.9%	44.4%	58.9%	44.4%

The loan loss allowance as a percentage of gross loans receivable was higher at March 31, 2003 than at March 31, 2002, although the allowance itself was smaller at March 31, 2003 than at March 31, 2002. The increase in percentage is because of a decrease in the Company’s gross loans receivable at March 31, 2003 from March 31, 2002, and that decrease was primarily the result of (1) the transition during the first half of fiscal 2003 from Bank Loans to alternative loan products or services, (2) the decrease in the number of stores in which loan products or services were offered, because the Company ceased to offer loan products or services in Maryland, Georgia, North Carolina and Alabama, (3) the increased scheduled maturity of the Bank Loans near the end of the second quarter of fiscal 2003 because they were not renewed or extended, and (4) the offering of Republic Bank loans, rather than the Company’s own loan product or service, at the Company’s stores in Texas, Arkansas, and Pennsylvania. These changes were in turn the result primarily of the Company’s agreements with the OCC and Goleta to discontinue offering Bank Loans by December 31, 2002.

The schedule below provides the progression of receipts or collections of each “quarterly portfolio” of loans (consisting of both Company payday loans and participation interests in Bank Loans). In this case, a “quarterly portfolio” is the

Company’s interests in all of the loans that matured in a particular fiscal quarter. Management can track the payment rates at different points of time for each quarterly portfolio.

Management has established the following targets regarding each quarterly portfolio:

•	Receive or collect 91% (or 93% in the Company’s third fiscal quarter) of the total volume, or principal amount of loans, by the end of the current quarter (i.e., by March 31 for the payday loans or participation interests in Bank Loans maturing between January 1 and March 31).

•	Receive or collect a cumulative 92.9% (or 94.5% in the Company’s third fiscal quarter) by 90 days out (i.e., by June 30 for the same quarterly portfolio).

•	Receive or collect a cumulative 94.6% (or 95.5% in the Company’s third fiscal quarter) by 180 days out (i.e., by September 30 for the same quarterly portfolio). The Company charges off its payday loans or participation interests in Bank Loans when they become delinquent for 180 days.

The assumed higher rate of payment in the Company’s third fiscal quarter is a result of improved collections during the Company’s tax season, because of borrowers’ receipt of tax refunds.

Collection Progression for Quarterly Loan Portfolios

	Collection Percentage

		Actual

Days Following Quarter	Target	Fiscal 2003	Fiscal 2002	Fiscal 2001

	First Quarter

30	91.0%	92.4%	91.4%	90.4%
90	92.9%	94.7%	93.3%	90.8%
180	94.6%	95.1%	94.5%	92.0%
	Second Quarter

30	91.0%	93.1%	92.9%	91.4%
90	92.9%	95.9%	95.0%	93.0%
180	94.6%	—	95.8%	94.1%
	Third Quarter

30	93.0%	93.5%	94.4%	93.3%
90	94.5%	—	96.1%	94.7%
180	95.5%	—	96.5%	95.4%
	Fourth Quarter

30	91.0%	—	92.4%	91.2%
90	92.9%	—	95.1%	92.9%
180	94.6%	—	95.4%	93.9%

Republic Bank Loans

Republic Bank loans are not included in the Company’s loan portfolio or in its loans receivable, because the Company serves only as a marketing and servicing agent for Republic Bank regarding those loans and does not acquire or own any participation interest in any of those loans. The Company’s agreement with Republic Bank provides for the Company to receive fees from Republic Bank, though those fees are subject to reduction or offset by a percentage of the losses from the Republic Bank loans that are not collected.

Because of the Company’s economic exposure for losses related to the Republic Bank loans, the Company has established a loan loss provision to reflect its anticipated losses related to uncollected Republic Bank loans that are 180 days or more past due. Though the Company has not had any long-term experience with Republic Bank loans, it believes, based on the similarity of those loans to its own payday loans and the Bank loans, that the loss experience with Republic Bank loans will be similar to the loss experience with those other loans. Accordingly, the Company has established a loan loss provision for the Republic Bank loans equal to approximately 4.5% of the loan volume, or principal amount of the matured loans.

As of March 31, 2003, the Company provided approximately $1.0 million for losses on these loans and has not yet incurred any charge-offs related to these loans. Therefore, the balance of the liability for Republic Bank loan losses reported in accrued liabilities as of March 31, 2003 is $1.0 million.

Cessation of the Goleta National Bank Relationship

As the result of agreements with the OCC and with Goleta, Bank Loans were no longer offered at the Company’s stores as of December 31, 2002. The Company is, however, continuing to service and collect outstanding Bank Loans for the benefit of Goleta and the Company.

Since January 1, 2003, the Company has offered at most of its stores, instead of the Bank Loans, other short-term loans or deferred-deposit-transaction services made in accordance with state law and regulations. That transition has required the Company to obtain state licenses in certain states where Bank Loans had previously been offered and has prompted the Company to enter into the Republic Bank Agreement regarding deferred-deposit loans by Republic Bank offered in the Company’s stores in Arkansas, Pennsylvania, and Texas. As of March 31, 2003, the Company was offering a state-regulated loan product or service in 862, or approximately 89%, of its owned stores; the Company was not offering any loan product or service in any of its stores in Alabama, Georgia, Maryland, and North Carolina.

As part of the agreements with the OCC and with Goleta, the Company agreed to indemnify 100%, instead of the previous 90%, of Goleta’s losses and expenses incurred on or after November 1, 2002 from certain third-party claims regarding the Bank Loans, including pending lawsuits. The Company’s increased level of indemnification of Goleta regarding the Bank Loans will require it to pay 10% more than it would otherwise have paid in the future to defend or resolve the pending lawsuits, and any other proceedings that may arise, regarding the Bank Loans. To date, the Company has not incurred any material amount of additional expenses as the result of this increased level of indemnification.

In accordance with the agreement with Goleta, the Company acquired (1) the shares of ePacific, Incorporated, a loan-servicing company, that were owned by Goleta’s corporate parent and (2) the rights to the credit-scoring model that Goleta used throughout its arrangement with the Company to determine eligibility for the Bank Loans that were offered at the Company’s stores. The Company is using the acquired credit-scoring model in determining eligibility for its payday loan products or services.

Liquidity and Capital Resources

Cash Flows from Operating Activities

During the nine months ended March 31, 2003 and 2002, the Company had net cash provided by operating activities of $35.4 million and $18.3 million, respectively. The increased cash flows from operating activities are primarily a result of the cessation of loan-related business in Maryland, Georgia, North Carolina, and Alabama and the transition from offering the Goleta National Bank loan product to offering ACE loans or Republic Bank loans.

Cash Flows from Investing Activities

During the nine months ended March 31, 2003 and 2002, the Company used $3.2 million and $5.2 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores and corporate offices. Capital expenditures for acquisitions were $0.1 million and $1.2 million, respectively, for the nine months ended March 31, 2003 and 2002. The decreases in purchases and capital expenditures were the result of restrictions on those activities imposed by the Company’s bank credit agreement during the nine months ended March 31, 2003.

Cash Flows from Financing Activities

Net cash used by financing activities for the nine months ended March 31, 2003, was $26.1 million. The money order payable decreased by $5.5 million from June 30, 2002. The Company reduced its net borrowings under its revolving line-of-credit facility from the bank lenders (as described below) by $3.8 million from June 30, 2002, and it repaid $8.4 million of the term advances from the bank lenders since June 30, 2002. Acquisition-related notes payable to sellers decreased by $0.5 million during the nine months ended March 31, 2003. The Company paid $4.0 million of its long-term notes payable according to the terms of the agreement in November 2002. In addition, in March 2003, the Company paid the final $4.0 million installment of its long-term notes payable, which was not due until November 15, 2003. The net cash used in financing activities for the nine months ended March 31, 2002, was $10.1 million.

Bank Credit Agreement. During the nine months ended March 31, 2003, the Company was a party to an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of banks (the “Lenders”) led by Wells Fargo Bank Texas, National Association (“Wells Fargo Bank”). The Credit Agreement was amended twice during the nine-month period and was terminated, and the indebtedness under it refinanced, on March 31, 2003. Because the Credit Agreement as then in effect provided that the credit facilities expired on October 31, 2002, the Company entered into an amendment to the Credit Agreement on that date to renew the existing credit facilities only until November 13, 2002, in order to permit the Company and the Lenders to negotiate the terms of an extension of the credit facilities for an additional 12 months. On November 13, 2002, the Company entered into an amendment to the Credit Agreement which extended the credit facilities until October 31, 2003.

Under the Credit Agreement, until October 31, 2002:

•	The two primary credit facilities available to the Company were a revolving line-of-credit facility of $130 million and a term-loan facility of $49.85 million. Borrowings under the revolving line-of-credit facility were available for working capital and general corporate purposes. The Company had fully borrowed under the term-loan facility for store construction and relocation and other capital expenditures, including acquisitions, and refinancing other indebtedness. In addition to the two primary credit facilities, the Company also had available a standby letter-of-credit facility of up to $1.5 million from Wells Fargo Bank.

•	The Company’s borrowings under the revolving line-of-credit facility bore interest at a variable annual rate equal to, at the Company’s discretion, either the prime rate publicly announced by Wells Fargo Bank from time to time (the “Prime Rate”) plus 3% or the London InterBank Offered Rate (“LIBOR”) plus 4%. The Company’s borrowings under the term-loan bore interest at an annual rate of 9%. Interest was generally payable monthly, except on LIBOR-rate borrowings; interest on LIBOR-rate borrowings was payable every 30, 60, or 90 days, depending on the period selected by the Company.

•	The Company paid commitment fees of $524,000 on April 30, 2002, $500,000 on July 1, 2002, and $1,024,250 on October 1, 2002 for the credit facilities and an additional commitment fee equal to 0.5% per annum of the average daily unused portion of the revolving line-of-credit facility.

•	The Company paid the Lenders $1.0 million of principal of the outstanding term loan on April 30, 2002, and an additional $250,000 of principal of the outstanding term loan on the last business day of each calendar month ending before the maturity date; each such payment of principal was to be accompanied by the payment of all accrued interest on the outstanding principal of the term loan.

•	The Company was restricted from opening any new stores or entering into any new lease agreement for additional stores other than (1) completing construction and finish-out of five stores that the Company had committed to construct or finish-out as of December 31, 2001, and (2) opening ten other stores to replace stores closed in the ordinary course of business, if the capital expenditures for the completion and finish-out and the replacement of stores did not exceed $75,000 per store or a total of $750,000.

•	The Company was restricted from making aggregate capital expenditures, including to acquire any stores, in excess of $1.5 million (in addition to those permitted for opening new or additional stores) without the Lenders’ prior written consent.

•	The Company was required to obtain the Lenders’ prior written consent to any settlement payment by the Company regarding any lawsuit against the Company in excess of $1.5 million.

•	The Company agreed to pay the Lenders the net proceeds over $1 million of any sale of the Company’s assets outside of the ordinary course of business, to be applied first to reduce the outstanding term loan and then to reduce the outstanding revolving of line-of-credit loans.

•	The Company agreed to pay the Lenders a fee equal to 0.5% of all of the credit facilities available to the Company if the Company sells, or enters into a binding agreement to sell, all or substantially of its outstanding stock or assets, including by any merger, consolidation, share exchange, or other reorganization, on or before the maturity date of the credit facilities (as they may be extended) or within 120 days thereafter.

On October 31, 2002, the Company and the Lenders entered into an amendment to the Credit Agreement which, among other things:

•	Extended all of the Company’s credit facilities to November 13, 2002.

•	Reduced the amount that the Company could borrow under the existing revolving line-of-credit facility to a maximum of $110 million, subject to the previously applicable borrowing base, until November 13, 2002.

•	Increased the interest rate on the revolving line-of-credit facility to a variable annual rate equal to, at the Company’s option, either the Prime Rate plus 3.5% or LIBOR plus 4.5%.

•	Obligated the Company to pay a commitment fee to the lenders of $183,133 on October 31, 2002.

On November 13, 2002, the Company and the Lenders entered into another amendment to the Credit Agreement which, among other things:

•	Established the Company’s revolving line-of-credit facility at a maximum of $120 million and extended that facility and the $47.35 million term-loan facility to October 31, 2003.

•	Provided the Company an additional $55 million “seasonal” revolving credit facility available in varying amounts from December 1, 2002 until March 15, 2003. The maximum available amounts were $10 million from December 1 through December 31, 2002, $45 million thereafter through January 15, 2003, $55 million thereafter through February 28, 2003, and $10 million thereafter through March 15, 2003. The interest rate on this facility was the Prime Rate plus 4%.

•	Increased the interest rate on the term-loan facility to a fixed annual rate of 15%.

•	Required the Company to pay the Lenders principal of the outstanding term loan in the amounts of $0.5 million on January 31, 2003, $5.75 million on February 28, 2003, and $0.25 million on March 31, 2003 and at the end of each month thereafter. Each such payment of principal was to be accompanied by the payment of all accrued interest on the outstanding principal of the term loan.

•	Permitted the Company to arrange for separate funding, through a special-purpose subsidiary, to obtain cash inventory for its SSMs to be placed in certain H&R Block retail offices during the 2003 tax season (i.e., January through April 2003).

•	Required the Company to pay the Lenders the net proceeds over $1 million of any sale of the Company’s assets outside of the ordinary course of business, to be applied to reduce the outstanding term loan or, if no such loan is outstanding, the outstanding seasonal revolving credit loans.

•	Included a covenant that restricted the Company from opening any new stores, or entering into any new lease agreement for additional stores, other than new stores to replace stores closed in the ordinary course of business if the capital expenditures for the replacement stores do not exceed $75,000 per store or a total of $1.5 million.

•	Included a covenant that restricted the Company from making capital expenditures, in addition to those permitted for replacement stores, exceeding a total of $3 million.

•	Required the Company to pay commitment fees to the Lenders for the facilities of $1,111,750 on each of November 13, 2002 and February 28, 2003.

•	Required the Company to pay the Lenders an additional commitment fee equal to 0.5% per annum of the average daily unused portion of the revolving line-of-credit and seasonal revolving credit facilities.

•	Required the Company to use its best efforts to obtain additional capital to be used to repay all or a portion of the outstanding term loan and to pay the Lenders, to the extent that the outstanding term loan is not fully repaid, a contingency fee of up to $2.625 million. The contingency fee was payable in installments of $0.375 million on November 13, 2002, $0.5 million on April 1, 2003, $0.75 million on July 1, 2003, and $1 million on October 1, 2003. The installments of the contingency fee payable after the Company obtains any new capital and repays a portion of the outstanding term loan, however, would be reduced pro rata to correspond with reductions in the outstanding term loan.

As of March 31, 2003, the Company had borrowed $95.6 million under its revolving line-of-credit facility and $46.6 million under its term-loan facility under the Credit Agreement. The Prime Rate effective on March 31, 2003 was 4.25%, and LIBOR effective on that date was 1.30%.

To reduce its risk of greater interest expense upon an increase in the Prime Rate or LIBOR, the Company entered into interest-rate swap agreements, the last of which expired effective December 31, 2002, which effectively converted a portion of its floating-rate interest obligations to fixed-rate obligations, as described in Note 3 of Notes to Interim Consolidated Financial Statements.

Refinancing. On March 31, 2003, the Company refinanced its outstanding revolving and term loan indebtedness by entering into:

•	a new credit agreement with a syndicate of banks led by JP Morgan Chase Bank, as agent and syndication agent, and Wells Fargo Bank, as administrative agent, for themselves and other lenders that provides for revolving credit facilities of up to $165 million; and

•	a note purchase agreement with American Capital Financial Services, Inc., as agent for its affiliate American Capital Strategies, Ltd., which purchased $40 million of the Company’s senior subordinated secured promissory notes.

The credit facilities under the new credit agreement and the indebtedness incurred under the note purchase agreement replaced the revolving and term-loan credit facilities and the outstanding indebtedness under the Credit Agreement. The revolving facilities under the new credit agreement replaced the revolving facilities under the Credit Agreement, and the indebtedness incurred by the Company under the note purchase agreement was used to fully pay the outstanding term loans, and terminate the term loan facility, under the Credit Agreement. For a description of the terms of the refinanced indebtedness, see Note 9 of Notes to Interim Consolidated Financial Statements.

SSM Funding Arrangements. An agreement with H&R Block Tax Services, Inc. permits the Company to place its SSMs in certain H&R Block retail offices during the tax season of each year. The SSMs are available to cash only tax refund anticipation checks and tax refund anticipation loan checks of H&R Block’s customers. This agreement extends for several years and will renew for successive one-year terms thereafter, unless either the Company or H&R Block elects not to renew. Under this agreement, the Company has agreed to pay H&R Block fees that vary according to the value of checks cashed in the SSMs in H&R Block’s offices.

In early-January 2003, the Company completed two arrangements to obtain up to $290 million in cash or currency for the SSMs in the H&R Block retail offices during the 2003 tax season. One of the arrangements was with Texas Capital Bank, National Association, a national bank that is a subsidiary of Texas Capital Bancshares, Inc. (“Texas Capital Bank”). The other arrangement was with DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, a large German bank, as arranger and liquidity agent (“DZ Bank”), and Autobahn Funding Company LLC, as lender (“Autobahn Funding”). The Company’s arrangement with Texas Capital Bank extended only for the 2003 tax season. The Company’s arrangement with DZ Bank and Autobahn Funding was effective for the 2003 tax season and will be effective for the four successive annual tax seasons, through 2007.

Under the Cash Services Agreement, Texas Capital Bank agreed to make available up to $100 million of its cash or currency for use in certain of the SSMs in H&R Block retail offices. For the use of Texas Capital Bank’s cash, as well as corresponding transportation and custodial services provided by the bank, the Company agreed to pay fees to the bank that vary depending on the volume of checks cashed in the SSMs and the Company’s use of corresponding services. The cash in the SSMs, as well as the cashed checks deposited in the SSMs in exchange for that cash, were assets of Texas Capital Bank, not of the Company. Under the Cash Services Agreement, the availability of the cash or currency was subject to any need of Texas Capital Bank for that property for its own business or purposes. The Company agreed to maintain, during the term of this agreement (i.e., the 2003 tax season), a deposit account at Texas Capital Bank of at least $1 million, pledged as assurance of the Company’s performance of its obligations under the Cash Services Agreement. The Company was entitled to all of the check-cashing fees earned from the SSMs subject to this arrangement upon the expiration of this agreement, after the payment to Texas Capital Bank of all amounts to which it was entitled. This agreement expired on March 31, 2003.

The Loan and Servicing Agreement with DZ Bank and Autobahn Funding includes a revolving line-of-credit of up to $190 million for cash or currency for SSMs located in the H&R Block retail offices during the tax season. The revolving credit facility is available not to the Company, but to Ace Funding LLC (“Ace Funding”), a Delaware limited liability company that is a recently formed wholly owned subsidiary of the Company. Ace Funding owns the cash or currency used in, and provides corresponding transportation and custodial services to, only the SSMs subject to this arrangement, and conducts no other business. The cash in the SSMs subject to this arrangement, as well as the cashed checks deposited in such SSMs in exchange for that cash, are the assets of Ace Funding, not of the Company. Ace Funding granted the lender a first priority lien in all of its assets as collateral for the loan facility. The Company has capitalized Ace Funding with $1 million and has agreed to provide revolving subordinated loans to Ace Funding in an amount up to $1.9 million. The Company has no liability to repay the obligations of Ace Funding, has not guaranteed the obligations of Ace Funding to the lender, and has no interest in any of the assets of Ace Funding. Under the Loan and Servicing Agreement, the Company agreed to operate the SSMs subject to this arrangement as a licensed check-casher and agreed to various conditions and limitations, required by the lender, regarding the business and affairs of Ace Funding. In general, those conditions and limitations are intended to protect Ace Funding’s assets (the lender’s collateral) from creditors of the Company, and include requirements that Ace Funding’s business activities be limited to those activities for the SSMs subject to this arrangement, that Ace Funding function independently of the Company, and that Ace Funding’s assets be kept separate from the Company’s assets. In addition, Ace Funding is subject to various restrictive covenants stated in the Loan and Servicing Agreement that are typical of those found in credit agreements, including restrictions on Ace Funding’s sale of assets, merger or consolidation, and incurrence of other indebtedness.

Under the Loan and Servicing Agreement, Ace Funding may borrow under the revolving credit facility from time to time during the tax season each year, and interest accrues on the borrowed funds at an annual rate equal to the weighted average of the annual rates paid by Autobahn Funding in respect of its commercial paper or, if Autobahn Funding obtains funds to lend by means other than its issuance of commercial paper, at a rate determined by reference to the rate of interest DZ Bank pays on U.S. dollar deposits of a similar length of time as the loan. Ace Funding is required to make payments of interest monthly and of all outstanding principal and interest at the end of each tax season. Ace Funding may prepay amounts at any time. Ace Funding is responsible for repayment of all of the indebtedness to the lender, all fees and administrative costs of the lender’s agents in connection with this arrangement, and the fees and expenses of third-party providers of currency transportation and custodial services. The Company will be entitled to receive all check-cashing fees from the SSMs subject to this arrangement, net of amounts paid to Ace Funding for providing the cash to the SSMs, at the end of the tax season.

For financial reporting purposes, Ace Funding is a consolidated subsidiary of the Company, and all borrowings by Ace Funding under this arrangement, all amounts paid by Ace Funding under this arrangement, and all check-cashing fees received by the Company from the SSMs subject to this arrangement are reflected in the consolidated financial statements of the Company. As of March 31, 2003, the unpaid balance of the loan from Autobahn Funding to Ace Funding was $9.7 million, and as of April 30, 2003, that loan had been fully repaid.

Effects of Financing Arrangements

The Company believes that its new longer term credit facilities under the new credit agreement and the new note purchase agreement, its funding arrangements for the SSMs in H&R Block offices during the tax season, and its anticipated cash flows from operations will provide adequate working capital for the Company’s operations. Although the new credit agreement and the note purchase agreement place some restrictions on capital expenditures, the Company believes that these restrictions do not prohibit the Company from pursuing its growth strategy as planned.

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

Those risks, uncertainties, and factors include, but are not limited to:

•	the matters described in ACE’s Annual Report on Form 10-K for its fiscal year ended June 30, 2002, and its other public filings;

•	ACE’s relationships with Travelers Express Company, Inc. and its affiliates, and with ACE’s bank lenders, with American Capital Strategies, Ltd., and with H&R Block;

•	ACE’s relationships with third-party providers of products and services offered by ACE or property used in ACE’s operations;

•	federal and state governmental regulation of check-cashing, short-term consumer lending, and related financial services businesses;

•	the results of litigation regarding short-term consumer lending activities, including the possibility that the Purdie court will disapprove the settlement or that the settlement will not otherwise be implemented;

•	theft and employee errors;

•	the availability of adequate financing, suitable locations, acquisition opportunities and experienced management employees to implement the ACE’s growth strategy;

•	increases in interest rates, which would increase ACE’s borrowing costs;

•	the fragmentation of the check-cashing industry and competition from various other sources, such as banks, savings and loans, short-term consumer lenders, and other similar financial services entities, as well as retail businesses that offer products and services offered by ACE;

•	the terms and performance of third-party products and services offered at ACE locations; and

•	customer demand and response to products and services offered at ACE locations.

The Company expressly disclaims any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in the Company’s views or expectations, or otherwise. The Company makes no prediction or statement about the performance of the Company’s Common Stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, particularly including changes in interest rates that might affect the costs of its financing under the former Credit Agreement and under the credit agreement and the new note purchase agreement, as described in Note 9 of Notes to Interim Consolidated Financial Statements. To mitigate the risks of changes in interest rates, the Company utilizes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes. To reduce its risk of greater interest expense because of interest-rate fluctuations, the Company has historically entered into interest-rate swap agreements, which effectively converted a portion of its floating-rate interest obligations to fixed-rate interest obligations, as described in Note 3 of Notes to Interim Consolidated Financial Statements. The Company’s last interest-rate swap agreement that was effective during the first nine months of fiscal 2003 expired effective December 31, 2002. The terms of the Company’s new credit agreement and note purchase agreement require the Company to enter into one or more interest-rate swap agreements to effectively convert to fixed-rate obligations the floating-rate obligations outstanding under those agreements. Accordingly, on April 15, 2003, the Company entered into an interest-rate swap agreement with JPMorgan Chase Bank regarding a notional amount of $60 million. That agreement is scheduled to continue until March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Interim Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this Report. Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in timely alerting them to the material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission under the Exchange Act.

During the period covered by this Report, there were no significant changes in the Company’s internal controls or, to management’s knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Bank Loans

Jennafer Long v. Ace Cash Express, Inc.: There have been no material developments in this lawsuit, though this lawsuit will be terminated in accordance with the terms of the settlement of the Purdie lawsuit (as described below), if approved by the court in which the Purdie lawsuit is pending.

Vonnie T. Hudson v. Ace Cash Express, Inc. et al.: There have been no material developments in this lawsuit, though this lawsuit will be terminated in accordance with the terms of the settlement of the Purdie lawsuit, if approved by the court in which the Purdie lawsuit is pending.

Rufus Patricia Brown v. Ace Cash Express, Inc. et al.: There have been no material developments in this lawsuit, though this lawsuit will be terminated in accordance with the terms of the settlement of the Purdie lawsuit, if approved by the court in which the Purdie lawsuit is pending.

Beverly Purdie v. Ace Cash Express, Inc. et al.: On May 12, 2003, the Company entered into an agreement to settle and terminate this lawsuit, which purports to be a nationwide class action on behalf of all borrowers of short-term loans made by Goleta National Bank (“Goleta”) at the Company’s stores (“Bank Loans”). The settlement agreement is subject to the approval of the United States District Court for the Northern District of Texas. If approved by the court, the settlement agreement will result in the release of substantially all of the claims of former borrowers against the Company (and Goleta) not only in this lawsuit, but also in the Long, Hudson, and Brown lawsuits, and in the termination of those four lawsuits. Court approval of the settlement agreement will also effectively settle and terminate the Hale lawsuit described below, although (unlike the plaintiffs’ counsel in the Long, Hudson, and Brown lawsuits) the plaintiff’s counsel in the Hale lawsuit is neither a party to nor supporting the settlement agreement.

In the settlement agreement, the Company agreed:

•	To pay:

•	At least $2.5 million as refunds to former borrowers who have repaid all of their Bank Loans and who timely submit claims for refunds or, if the refunds and certain other amounts paid by the Company total less than $2.5 million, the amount of the shortfall to certain consumer-advocacy organizations. The refund payable by the Company to each eligible former borrower who files a refund claim will be equal to approximately 5 percent of the interest or finance charges paid by that borrower, but not less than $7.50 or more than $45.00.

•	Up to $2.1 million as attorneys’ fees to the plaintiffs’ counsel in the Purdie, Long, Hudson, and Brown lawsuits.

•	Notice and other administrative costs in connection with the settlement.

•	To discontinue, by July 1, 2003, any further efforts to collect any amounts due under any remaining unpaid Bank Loans, which will be forgiven and canceled by Goleta. Because Bank Loans were not offered on or after January 1, 2003, this required date to cease collection activities nearly corresponds to the Company’s policy to charge off its participation interests in Bank Loans that are 180 days past due.

•	To ensure that any of the Company’s short-term consumer loans or deferred-deposit transactions made under state law during the two years ending December 31, 2004 are made only in compliance with any applicable state payday-lending laws; except that the Company may rely on federal-preemption rules in connection with acting as marketing and servicing agent for the Republic Bank deferred-deposit loans made at or through the Company’s stores in Arkansas, Pennsylvania, and Texas.

•	For the two years following the date on which the Company makes the settlement payments (which must be within 60 days after final court approval of the settlement and the lapse of any appeal period), to:

•	make specified disclosures to borrowers of the Company’s payday loans regarding the expense of such loans and regarding certain collection-related expenses to which borrowers might become subject; and

•	abide by specified restrictions on activities to collect its payday loans through Automated Clearinghouse (ACH) debits and on credit reporting regarding borrowers of its payday loans.

•	Within 45 days after preliminary court approval of the settlement and at least 60 days before the scheduled hearing regarding final court approval of the settlement, to:

•	publish in a newspaper of national circulation, mail to all former borrowers of Bank Loans, and post in each of the Company’s owned stores, notices (in specified forms) that announce the settlement, the potential benefits of the settlement to the former borrowers, and the procedure for borrowers’ refund claims; and

•	maintain a toll-free telephone number to facilitate communications with any former borrower who wishes to file a refund claim.

The settlement agreement contemplates that the settlement notices will be published, mailed, and posted, and the refund-claims procedures will begin, after preliminary approval of the settlement by the Purdie court. All of the parties to the settlement agreement committed to seek that preliminary approval as soon as practicable. The settlement agreement will also be subject to subsequent final court approval, after a hearing to be conducted after implementation of the notice and claims procedures. The Company will be obligated to make the settlement payments within 60 days, and to perform its other covenants, after final approval by the court and the lapse of any appeal period. The Company cannot predict when, or even if, court approval of the settlement agreement will be received.

The settlement agreement will become ineffective, and be terminated, if the trial court in the Purdie lawsuit does not grant preliminary or final approval of the settlement or if, on any appeal, that preliminary or final approval is either reversed or modified in a manner unsatisfactory to the parties. The Company may also withdraw from the settlement agreement and terminate it if any of the Long, Hudson, or Brown lawsuits is not dismissed upon final approval of the settlement or if more than 1,000 eligible former borrowers of Bank Loans elect to opt out or exclude themselves from the settlement.

Based on its estimates of anticipated refund claims by former borrowers and of the administrative and other costs related to the settlement, the Company recorded a $5.0 million charge for its settlement payment obligations in its financial statements as of and for the periods ended March 31, 2003. As a result of that charge, the Company’s net (after-tax) income for the three and nine month periods ended March 31, 2003 was decreased by $3.0 million.

Hale v. Ace Cash Express, Inc.: On February 5, 2003, the Company filed a motion to compel arbitration in accordance with the terms of the plaintiff’s Promissory Note Supplement and to stay this lawsuit pending completion of arbitration. After a hearing held on April 8, 2003, the court granted that motion on May 9, 2003. To pursue its claim, therefore, the plaintiff must proceed with an arbitration against the Company.

Ace Cash Express, Inc. v. Illinois Union Insurance Company, et al.: On May 17, 2002, the Company filed this lawsuit in a Texas state court against two insurers, Westchester Surplus Lines Insurance Company and Illinois Union Insurance Company, regarding liability coverage it obtained for claims made against the Company as a result of the Company’s activities in connection with the Bank Loans. Each of the insurers issued an errors and omissions policy to the Company for a one-year period; the Westchester Surplus policy was in effect from mid-January 2000 to mid-January 2001, and the Illinois Union policy was in effect from mid-January 2001 until mid-January 2002. Each policy provided up to $5 million in coverage for claims made against the Company during the policy period, subject to a $200,000 deductible for each claim. In this lawsuit, the Company asserts that the insurers breached the insurance policies because of their failure to pay any defense costs (in excess of the applicable deductible) for the Bank Loan-related lawsuits and their refusal to pay, on the Company’s behalf, any of the amounts paid to settle the former lawsuit of the State of Colorado against the Company. In addition to damages for those breaches, the Company seeks a declaration of the insurers’ continuing obligation to pay the defense and settlement costs for the Bank Loan-related lawsuits, applicable statutory penalties under the Texas Insurance Code, and the Company’s attorneys’ fees and expenses in enforcing its rights in this lawsuit. Each of the insurers has filed an answer denying all of the Company’s material allegations. The insurers have also filed a counterclaim requesting a judgment declaring no coverage exists under either of the policies for the Company’s defense costs or settlement payments for the Bank Loan-related lawsuits and ordering the Company to pay its own attorneys’ fees and expenses in this lawsuit. The parties are engaged in discovery in preparation for a trial that is scheduled for July 29, 2003.

Non-Loan Related Proceedings

Ace Cash Express, Inc. v. Valley Check Cashiers, Inc., Jeffrey D. Silverman, and Morris Silverman: On March 31, 2003, the Company filed an appeal of the trial court’s March 24, 2003 order granting Morris Silverman and Jeffrey D. Silverman’s motion for summary judgment.

Estimate of Possible Loss or Gain

The Company’s policy is to estimate a possible loss, or a range of possible loss, or a possible gain, or a range of possible gain, and to disclose that estimate, when the Company has determined that a loss or a gain is “probable” and an estimate can reasonably be made.

The Company has entered into a settlement agreement that, if approved by the court in the Purdie lawsuit, will result in the termination of not only the Purdie lawsuit, but also the Long, Hudson, and Brown lawsuits and, in effect, the Hale lawsuit. Based on its estimates of the anticipated refund claims by eligible borrowers and of the administrative and other costs related to the settlement, the Company recorded a $5.0 million charge for its settlement payment obligations in its financial statements as of and for the periods ended March 31, 2003.

Although the Company believes that its legal claims asserted in the two lawsuits filed by it (as described above) have merit, and although the Company intends to continue to pursue those lawsuits, the Company has not determined that its present likelihood of recovery from either or both of those lawsuits is sufficiently probable to justify reflecting any anticipated gain or recovery in the Company’s third-quarter financial statements.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Exhibit

10.1	Marketing and Servicing Agreement dated as of October 21, 2002, with First Amendment to Marketing and Servicing Agreement dated as of January 28, 2003, between Republic Bank & Trust Company and Ace Cash Express, Inc. (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

10.2	Restricted Stock Agreement dated January 28, 2003 between Ace Cash Express, Inc. and Barry M. Barron, Senior Vice President of Operations.

99.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(i)	The Company filed a Current Report on Form 8-K during the fiscal quarter ended March 31, 2003, regarding the Company’s agreements to end pending litigation or administrative proceedings with, and to receive certain licenses from, regulatory authorities in the State of Ohio and Florida and regarding the implementation of the Company’s transition from offering at its stores short-term loans made by Goleta National Bank to offering other short-term loans or deferred-deposit-transaction services in accordance with state law and regulations in various states. The Company filed the Report dated December 30, 2002, on January 6, 2003. The Item reported therein was as follows:

Item 5 – Other Events

(ii)	The Company filed a Current Report on Form 8-K during the fiscal quarter ended March 31, 2003, regarding its License Agreement with H&R Block Tax Services, Inc. that permits the Company to place its self-service check-cashing machines (“SSMs”) in certain H&R Block retail offices during the tax season of each year and regarding the Company’s two arrangements to obtain up to $290 million in cash or currency for the SSMs placed in the H&R Block retail offices during the 2003 tax season. The Company filed the Report dated January 3, 2003, on January 21, 2003. The Items reported therein were as follows:

Item 5 – Other Events Item 7 – Financial Statements and Exhibits:

Exhibit 10.1 — License Agreement dated November 22, 2000, with Addendum No. 1 thereto dated as of May 31, 2001, by and between H&R Block Tax Services, Inc. and the Company.

Exhibit 10.2 — Cash Services Agreement dated as of December 17, 2002, by and between the Company and Texas Capital Bank, National Association, together with the material Exhibits and Annexes thereto.

Exhibit 10.3 — Loan and Servicing Agreement dated as of December 18, 2002, among Ace Funding LLC, the Company, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, together with the material Schedules, Exhibits and Annexes thereto.

On January 22, 2003, the Company filed an amendment to that Current Report on Form 8-K/A to indicate that the Company has filed a request for confidential treatment for a portion of each of the exhibits that were filed with that Current Report. In that amendment, the Company added a parenthetical to each of the exhibits listed in Item 7(c) that disclosed the application for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE CASH EXPRESS, INC.

May 14, 2003	By:	/s/ MICHAEL J. BRISKEY Michael J. Briskey
Vice President of Finance and
Interim Chief Financial Officer
(Duly authorized officer and
principal financial officer)

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ DONALD H. NEUSTADT Donald H. Neustadt Chief Executive Officer

CERTIFICATION

I, Michael J. Briskey, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ace Cash Express, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ MICHAEL J. BRISKEY Michael J. Briskey Vice President of Finance and Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	Marketing and Servicing Agreement dated as of October 21, 2002, with First Amendment to Marketing and Servicing Agreement dated as of January 28, 2003, between Republic Bank & Trust Company and Ace Cash Express, Inc. (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

10.2	Restricted Stock Agreement dated January 28, 2003 between Ace Cash Express, Inc. and Barry M. Barron, Senior Vice President of Operations.

99.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.