Form 10-K
period 2003-06-30
ACE CASH EXPRESS INC/TX
filed 2003-09-26
CIK 849116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to____

Commission File Number 0-20774

ACE CASH EXPRESS, INC.

(Exact name of registrant as specified in its charter)

Texas	75-2142963
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1231 Greenway Drive, Suite 600
Irving, Texas	75038
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (972) 550-5000

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

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
Yes  [X]  No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  [  ]  No  [X]

As of September 19, 2003, 10,344,979 shares of Common Stock were outstanding. As of such date the aggregate market value of voting stock (based upon the last reported sales price in The Nasdaq Stock Market) held by nonaffiliates of the registrant was approximately $105,396,104.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

ITEM 1. BUSINESS

General

Ace Cash Express, Inc. (“ACE” or the “Company”) is a significant provider of retail financial services in the United States. The Company is also the largest owner, operator, and franchiser of check-cashing stores in the United States. As of August 31, 2003, the Company had a total network of 1,168 stores in 36 states and the District of Columbia, consisting of 968 company-owned stores and 200 franchised stores. The Company seeks to provide a full range of retail financial services and transaction processing in its markets and to develop and maintain the largest network of stores in each of the markets where the Company operates. The Company’s growth strategy is to integrate acquisitions, new store openings, and franchising in new and existing markets and to develop new products for introduction into the existing store base.

ACE stores offer check-cashing services and other retail financial services at competitive rates in clean, convenient settings. The Company’s services also include offering short-term consumer loans; selling money orders; providing money transfer services using the MoneyGram network; offering bill-payment services and other retail financial transaction processing services.

Industry Overview

The primary industry in which ACE operates is check-cashing. Industry sources indicate that there are approximately 11,000 check-cashing stores nationally. Though there is limited public information available, the Company believes that there are four other check-cashing companies operating or franchising over 100 stores and five companies that operate or franchise between 50 and 100 locations, with the remaining companies operating fewer than 50 stores, in the United States.

The Company believes that it and other check-cashing companies focus on and offer services to a customer segment that banks do not service and operate at locations and during hours that are more convenient than those traditionally offered by banks. Unlike many banks, check-cashing stores are willing to assume the risk that checks they cash will “bounce.” For instance, it is not unusual for a bank to refuse to cash a check for a customer who does not maintain a deposit account with the bank and to require its depositors to maintain sufficient funds in an account to cover a check to be cashed or wait several days for the check to clear. As a result, the Company believes check-cashing stores provide an attractive alternative to customers without bank accounts or with relatively small account balances. Although these customers might save money by depositing their checks in a bank and waiting for them to clear, many prefer paying a fee to take advantage of the convenience and availability of immediate cash offered by check-cashing stores.

The core business of check-cashing stores is generally cashing checks for a fee. These fees are intended to provide the check casher with a profit after covering operating expenses, including any interest expense incurred by the check casher on the funds advanced to customers between the time checks are cashed and the time the checks clear through the banking system. The risk a check-cashing store assumes upon cashing a check is that the check will be uncollected because of insufficient funds, stop payment orders, or fraud. In order to minimize this risk and the losses associated with uncollected checks, many check-cashing stores cash only payroll or government entitlement checks, charge higher fees, or have stricter approval procedures for cashing personal checks. ACE does not promote the cashing of personal checks in its stores. For the fiscal year ended June 30, 2003, less than 1% of the checks cashed by the Company were one-party personal checks.

In addition to check-cashing services, most check-cashing stores offer customers a range of other services, including access to short-term consumer loans, bill-payment services, money orders, and wire transfer services. Some check-cashing stores also offer public transportation passes, copying and fax transmission services, and postage stamps.

The Company believes that the deregulation of the banking and savings and loan industry has increased the role played by check-cashing stores in providing basic retail financial services to low-income and middle-income customers. At the same time, the Company believes that competition, regulatory scrutiny and complexity are contributing to consolidation of the industry. The Company’s strategy is to position itself to benefit from industry consolidation and the competitive advantages available to large operators and franchisers of retail financial services.

Growth Strategy

ACE’s growth strategy consists principally of combining acquisitions and new store openings (both company-owned and franchised stores), with the objective of having the largest number of retail financial services locations in each of its markets and developing new products for introduction into the existing store base, and by increasing same store sales of existing products. ACE defines its target markets as cities of 100,000 or more. In fiscal 2003, the Company opened 14 newly constructed stores, acquired 2 stores, franchised 26 stores, and sold 23 and closed 28 company-owned stores. The Company currently anticipates that it will construct and open 40 company-owned stores, primarily in existing markets, during the fiscal year ending June 30, 2004. The Company’s growth strategy depends upon the availability of adequate financing, as well as suitable locations, acquisition opportunities, and experienced management employees, and is subject to the risk that any of these conditions may not be met. The Company’s growth in owned stores in fiscal 2003 was smaller than the Company’s historical growth primarily because of limitations on capital expenditures imposed by the Company’s bank credit agreement through March 31, 2003. The Company’s new and longer-term financing arrangements entered into as of March 31, 2003, however, should enable the Company to pursue its traditional growth strategy, as well as to expand the Company’s franchise network (which requires a minimal amount of capital).

The following table illustrates the development of company-owned stores since June 30, 1997 by showing the number of stores open in each market area at the end of each of the indicated periods:

	Company-owned stores

	June 30,

Market Area	2003	2002	2001	2000	1999	1998	1997

Texas:
Dallas/Fort Worth/East Texas Houston/Corpus Christi San Antonio/Austin/El Paso	328	329	326	309	264	244	230
California:
Los Angeles/San Bernadino/ Sacramento/San Francisco/Fresno/ Oakland	85	88	90	30	16	9	—
Maryland/Washington, D.C./Virginia:
Baltimore/Washington, D.C./ Northern VA/Norfolk/Virginia Beach	84	84	85	93	81	77	72
Arizona:
Phoenix/Tucson/Nogales/Douglas	75	72	75	73	69	59	58
Florida:
Jacksonville/Orlando/Palm Beach/Tampa	68	91	91	90	73	60	46
Colorado:
Denver/Colorado Springs/Pueblo	53	56	53	52	51	45	44
Georgia:
Atlanta/Augusta/Macon/ Savannah	46	50	50	54	52	50	47
Louisiana:
New Orleans/Baton Rouge/Shreveport	27	27	25	25	25	25	25
North & South Carolina:
Charlotte/Charleston/Columbia/ Greenville/Spartanburg/Orangeburg	26	29	29	34	29	17	16
Indiana:
Indianapolis/Fort Wayne/Muncie	26	25	25	25	23	14	9
Ohio:
Cleveland, Youngstown	25	24	18	11	10	10	10
Oklahoma:
Oklahoma City, Tulsa	21	23	23	12	14	13	13
Tennessee:
Memphis/Nashville	18	18	19	26	22	18	15
Pennsylvania:
Pittsburgh	16	16	9	3	—	—	—
Nevada:
Las Vegas	14	14	14	14	11	4	—
Washington:
Seattle/Tacoma/Everette	13	13	13	14	12	10	8
Missouri:
St. Louis	11	11	11	11	10	6	6
New Mexico:
Albuquerque	11	10	10	8	8	7	7
Arkansas:
Little Rock/Pine Bluff/West Memphis	8	8	8	8	7	7	6
Oregon:
Portland	8	8	7	9	8	5	5
Kansas:
Wichita	4	4	4	4	3	2	—
Alabama:
Birmingham/Homewood	1	3	3	3	4	1	—
Utah:
Salt Lake City/Layton/Ogden	—	—	—	5	3	—	—
Kentucky:
Paducah /Murray	—	—	—	2	3	—	—

Total	968	1,003	988	915	798	683	617

Acquisitions. During fiscal 2003, the Company acquired two stores in two separate transactions. The Company believes its experience with acquisitions permits it to successfully integrate additional acquisitions. Of the 968 ACE company-owned stores in operation as of June 30, 2003, 382, or 39%, have been acquired stores. The Company does not have any current plan or expectation as to the number of stores that it may acquire during the fiscal year ending June 30, 2004. The Company intends to continue searching for strategic opportunities in both existing and new markets.

Self-service machines. The Company has developed self-service machines (“SSMs”) which are able to cash checks, sell prepaid long-distance telephone cards, sell money orders, and process third-party bill payments. The Company increased the number of self-service machines in H&R Block Tax Services, Inc. (“H&R Block”) retail locations, to over 200 during the 2003 tax season (i.e., January through March). Those machines only cashed tax-refund checks issued to customers at H&R Block locations. The Company currently has 21 machines in company-owned locations and more than 200 machines available for deployment at H&R Block locations during the 2004 tax season. The Company currently has 22 bill-payment only SSMs located at a third-party service provider’s locations. The Company plans to deploy 15 additional bill-payment-only SSMs at such service provider’s locations in fiscal 2004.

Franchise Operations

The Company is one of the largest franchisers of check-cashing stores in the United States. ACE franchises are marketed through an employee sales force, supplemented by advertising in newspapers, trade journals, and other media. The following table illustrates the development of franchised stores since June 30, 1998 by showing the number of stores open in each state at the end of each of the indicated periods:

	Number of Stores as of June 30,

	2003	2002	2001	2000	1999	1998

Texas	55	56	55	48	42	23
Ohio	18	16	14	9	8	2
Florida	16	14	13	12	10	7
South Carolina	13	8	8	7	5	2
Louisiana	12	12	12	13	14	10
Oklahoma	11	11	9	11	1	—
California	10	11	12	15	12	12
Tennessee	7	7	7	2	1	2
Colorado	6	4	3	3	1	1
Georgia	6	6	7	6	5	7
North Carolina	6	7	7	5	6	4
Arizona	5	3	2	2	—	—
Kansas	5	4	1	—	—	—
Missouri	4	3	3	3	1	1
Oregon	4	4	4	3	3	3
Kentucky	3	2	2	2	1	1
Delaware	2	1	1	1	—	—
Idaho	2	2	1	1	—	—
Indiana	2	2	2	2	2	2
Minnesota	2	2	2	2	—	—
Mississippi	2	1	1	—	—	—
Arkansas	1	1	1	2	2	2
Hawaii	1	—	—	—	—	—
Maine	1	1	1	1	1	1
Michigan	1	1	1	—	—	—
New Jersey	1	1	1	1	—	—
South Dakota	1	1	1	—	—	—
Virginia	1	1	—	—	—	—
Wisconsin	1	1	—	—	—	—
Wyoming	1	1	1	1	1	1
Alabama	—	—	1	1	1	1
Connecticut	—	—	2	2	—	—
Massachusetts	—	—	—	—	1	1
Pennsylvania	—	—	—	—	—	—
Utah	—	—	—	—	—	1
Washington	—	—	—	2	2	5

Total	200	184	175	157	120	89

The Company intends to continue its expansion through the sale of new franchises and the opening of additional stores under existing franchise agreements. The Company is actively marketing several types of ACE franchises, which vary by the level of business being conducted. These include a standard store franchise, a store-within-a-store (or “kiosk”) franchise, a small market franchise for market areas under 15,000 in population, and a conversion franchise that permits an existing check-cashing business to convert to an ACE franchisee. The Company opened 26 franchised stores, acquired two former franchised stores, and closed eight franchised stores during fiscal 2003. The majority of franchised stores operate under the “ACE” name, by license from the Company.

Customers and Services

Management believes the Company’s core customer group is composed primarily of individuals whose average age is between 25 and 34 and who rent their house or apartment and hold a wide variety of jobs in the service sector or are clerical workers, craftsmen, and laborers. These customers tend to change jobs and residences more often than average, have annual family incomes of approximately $30,000, often pay their bills with money orders, and prefer the availability of immediate cash provided by cashing checks at the Company’s stores.

The following table reflects the major categories of services that ACE currently offers and the revenues (in thousands) from these services for the indicated fiscal years:

	Year Ended June 30,

Revenue Category	2003	2002	2001	2000	1999

Check cashing fees	$125,703	$118,907	$105,479	$89,641	$78,839
Loan fees and interest	70,806	74,197	54,771	17,872	14,257
Bill payment services	13,507	10,156	10,376	9,447	8,394
Money transfer services	10,898	10,998	10,270	8,944	7,951
Money order fees	6,960	7,554	7,245	7,032	5,332
Franchise revenues	2,346	2,199	2,257	2,537	2,117
Other fees	4,069	5,255	6,377	5,163	5,424

Total revenue	$234,289	$229,266	$196,775	$140,636	$122,314

Check cashing. ACE’s primary business is cashing checks for a fee. The principal type of check the Company cashes is a payroll check. The Company also cashes government assistance, tax refund, and insurance checks or drafts. Subject to market conditions at different locations, the Company’s check-cashing fees for payroll checks approximate 2.3% of the face amount of the check. The Company may charge higher rates for cashing out-of-state checks, handwritten checks, money orders, and insurance checks or drafts, depending on risk and market factors. Unlike many of its competitors, the Company displays its check-cashing fees in full view of its customers on a “menu board” in each store and provides a detailed receipt for each transaction. Although the Company has established guidelines for approving check-cashing transactions, it has no preset limit on the size of the checks it will cash.

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

Loan services. The Company is engaged in the small consumer loan business because the Company believes that many consumers may have limited access to other sources of consumer credit. In general, the small, short-term loan product or service (commonly referred to as a “payday loan”) offered at the Company’s stores consists of providing a customer cash in exchange for the customer’s check or an Automated Clearinghouse (“ACH”) authorization to debit the customer’s bank account, along with an agreement to defer the presentment or deposit of that check or the initiation of that ACH debit on the customer’s account, as the case may be, until the customer’s next payday (typically two to four weeks later).

Until December 31, 2002, the Company was a party to a Master Loan Agency Agreement and ancillary agreements (the “Goleta Agreement”) with Goleta National Bank (“Goleta”), a national bank located in Goleta, California. Under the Goleta Agreement, the parties developed and implemented an arrangement under which short-term loans made by Goleta (“Goleta Loans”) were offered at company-owned locations. Under the Goleta Agreement, the Company purchased from Goleta a participation representing 90% of each Goleta Loan made on a previous day. Goleta determined the interest rate (and other terms) of the Goleta Loans. Interest equal to $17 per $100 of Goleta Loan was charged by Goleta for each 14-day period. As of January 1, 2003, the Company no longer offered Goleta Loans at any of its stores.

Since January 1, 2003, all of the small, short-term loan products or similar services offered at the Company’s stores have consisted of either (1) short-term loans or deferred-deposit services made or entered into by the Company, or (2) deferred-

deposit loans or services made or entered into by Republic Bank & Trust Company, a Kentucky state-chartered bank (“Republic Bank”). As of June 30, 2003, the Company was offering its own small short-term loan or deferred-deposit service in 512 of its owned stores, and Republic Bank was offering its deferred-deposit loan or service in 350 of the Company’s owned stores in Texas, Pennsylvania, and Arkansas. All of these loans and services, regardless of type, are made in accordance with state regulation; therefore, the terms of the loans and services vary from state to state.

Both the Company’s and Republic Bank’s short-term loan service or product consists of providing a customer cash in exchange for the customer’s check or an ACH authorization to debit the customer’s bank account, along with an agreement to defer the presentment or deposit of that check or the initiation of that ACH debit on the customer’s account, as the case may be, for a period of 14 to 30 days. The amount of the customer’s check or ACH authorization is the amount of the cash provided to the customer plus a fee. Because payday loans are authorized by statute or rule in the states in which they may be offered, they are subject to extensive regulation. The scope of that regulation, including the terms on which payday loans may be made, by the states is not consistent. Almost all states establish allowable fees and other charges to consumers for these payday loans. In addition, many of the states regulate the maximum amount, maturity, and renewal or extension of these payday loans. To comply with the laws and regulations of the states in which payday loans are offered at the Company’s stores, the terms of those payday loans must vary from state to state. As required, ACE is a licensed provider of payday loans under the laws and regulations of the states in which the Company provides loan services or products.

Bill-payment services. The Company’s stores serve as payment locations for customers to pay many of their utility, telephone, and other bills to third parties. Upon acceptance of the customer’s payment, the Company remits the amount owed to the third-party payee under an agreement with that payee and either receives a service fee from the payee or collects a fee from the consumer. The company offers the bill-payment services primarily through agreements directly with various product and service providers. To a lesser extent, the Company also offers services through an agency agreement (the “MoneyLine Agreement”) with Travelers Express Company, Inc. (“Travelers Express”) and its affiliate MoneyLine Express, Inc., which in turn has agreements directly with various product and service providers.

Money transfer services. ACE is an agent for the transmission and receipt of wire transfers through the MoneyGram network. Through this network, ACE customers can transfer funds electronically to any of approximately 60,000 MoneyGram agent locations worldwide (including other ACE stores). MoneyGram Payment Systems, Inc. establishes the fees for this service, and the Company is paid a percentage of the fees it collects from customers as a commission and remits the balance to MoneyGram Payment Systems, Inc.

Money orders. The Company sells money orders issued by Travelers Express in denominations up to $1,000. These money orders are generally used by the Company’s customers for bill payments, rent payments, and other general disbursements. The Company sold 10.3 million money orders during fiscal 2003. The fees charged for money orders depend on local market conditions and the size of the money order. The Company remits the face amount of each money order sold to Travelers Express. ACE’s money order revenues include that portion of the fees retained by the Company.

Franchise revenues. The Company markets several types of ACE franchises, which vary by the level of business being conducted. These include a standard store franchise, a store-within-a-store (or “kiosk”) franchise, a small market franchise for market areas under 15,000 in population, and a conversion franchise that permits an existing check-cashing business to convert to an ACE franchisee. The Company’s franchise revenues consist of royalties and initial franchise fees and fees for future franchise purchase options. There were 200 company-franchised stores in operation as of June 30, 2003, compared to 184 as of June 30, 2002.

Self-service machines. The Company’s SSMs are able to cash checks, sell prepaid long-distance telephone cards, sell money orders, and process third-party bill payments. The Company currently has 21 SSMs in company-owned locations, 22 bill-payment only SSMs located at a third-party service provider’s locations, and more than 200 SSMs available for deployment at H&R Block locations during the 2004 tax season (i.e., January through March). These machines use the Company’s proprietary software that, among other things, reads checks and analyzes customer and check-issuer history, thereby enabling the Company to assess credit risk before cashing a check. Each of the SSMs incorporates the Company’s point-of-sale computer system.

The Company is a party to a license agreement with H&R Block under which the Company placed over 240 SSMs in H&R Block retail locations during the 2003 tax season. Those SSMs were available only to cash tax-refund checks and tax refund anticipation loan checks issued to customers of H&R Block. The Company obtained the cash that constituted the inventory for those SSMs through separate agreements with two banks. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – SSM Funding Arrangements.” Based on the agreement with H&R Block, the Company anticipates placing more than 200 SSMs at H&R Block retail locations during the 2004 tax season.

Other services and products. In many company-owned stores, ACE also offers a variety of other retail financial products and services to its customers, public transportation passes, copying and fax transmission services, postage stamps, and various prepaid services, such as long-distance telephone cards.

Store Operations

The Company’s objective is to locate its company-owned stores in highly visible, accessible locations and to operate the stores during hours convenient for its customers. The Company attempts to locate stores on high traffic streets or intersections, in many cases in or near destination shopping centers. The Company’s stores occupy 1,100 square feet on average and are located in strip shopping centers, free-standing buildings, and kiosks located inside major retail stores. The Company is focused on increasing the customer’s awareness of ACE by using consistent signage and design at each store location. All but two of the company-owned stores are leased.

Normal business hours of the company-owned stores are from 9:00 a.m. until 7:00 p.m., Monday through Thursday, 9:00 a.m. until 8:00 p.m. on Friday, and 9:00 a.m. until 6:00 p.m. on Saturday. Currently, 169 stores are also open on Sunday, generally from 10:00 a.m. until 5:00 p.m., and several stores are open 24 hours. The business hours of any store may be changed due to local market conditions.

New Store Economics

The Company’s store construction and facilities planning staff reviews and negotiates lease agreements for store locations, supervises the construction of new stores and the remodeling of existing stores, and performs lease management services once the leases are executed. Although the size and shape of a company-owned store may vary, and since many of the stores are built within existing space, the work area of each store is a modular-designed unit that can be customized to meet the requirements of each location while giving a uniform appearance. These modular units may be moved from one location to the next, thus reducing the costs associated with opening new stores and relocating existing stores.

The following tables show the average annual store revenues and the average store contribution for company-owned stores which were opened in the year indicated and remain open as of June 30, 2003:

		Average Store Revenues
		Year Ended June 30,
	Number of	(in thousands)
	stores open at
Year Opened:	June 30, 2003	2003	2002	2001	2000	1999

1994 and earlier	225	$268.1	$278.6	$245.7	$202.9	$190.1
1995	33	278.5	239.2	209.6	167.3	158.6
1996	25	269.2	264.4	246.1	194.4	173.8
1997	34	245.3	239.6	206.1	159.6	143.5
1998	46	240.7	226.5	189.7	132.1	99.5
1999	66	199.4	195.5	160.6	92.3	30.3
2000	62	187.3	176.5	124.2	26.4	—
2001	43	181.9	138.7	33.5	—	—
2002	39	123.6	32.7	—	—	—
2003	13	33.8	—	—	—	—

	586
Acquired stores	382

	968

		Average Store Contribution (1)
		Year Ended June 30,
	Number of	(in thousands)
	Stores open at
Year Opened:	June 30, 2003	2003	2002	2001	2000	1999

1994 and earlier	225	$108.1	$118.5	$82.8	$89.9	$82.0
1995	33	118.3	86.6	56.9	54.2	47.1
1996	25	106.2	107.9	91.1	82.0	61.7
1997	34	88.1	87.8	55.2	41.9	33.4
1998	46	82.3	79.7	43.4	27.0	0.7
1999	66	55.5	54.1	15.8	(11.7)	(15.5)
2000	62	44.9	42.2	(8.7)	(12.8)	—
2001	43	35.6	5.5	(21.6)	—	—
2002	39	(5.3)	(24.9)	—	—	—
2003	13	(17.6)	—	—	—	—

	586
Acquired stores	382

	968

(1)	“Average store contribution” equals revenues less direct store expenses and store-related depreciation. Direct store expenses consist of store salaries and benefits, occupancy costs (rent, maintenance, taxes and utilities), returned checks net of collections, cash shortages, armored and security costs, loan losses, and bank charges. Direct store expenses exclude region or corporate overhead, non-store depreciation, and amortization expenses.

The capital cost of opening a new store varies depending on the size and type of store. During fiscal 2003, the Company opened 14 company-owned stores at an average capital cost of approximately $65,000 per store.

There can be no assurance that the Company’s stores will continue to generate the same level of revenues or revenue growth as in the past or that any new or acquired store will perform at a level comparable to any of the Company’s existing stores, or that the capital cost to open a new store will not increase.

SSM Operation

During fiscal 2003, the Company operated 21 SSMs in company-owned stores. The Company placed over 240 SSMs at H&R Block retail offices during the 2003 tax season. During fiscal year 2003, the Company’s SSMs (located in Company stores or in H&R Block offices) cashed 233,000 checks with a face value of $242 million, which generated net check-cashing fees to the Company of $5.6 million (4.4% of the Company’s total check-cashing fees). The majority of the checks cashed by the SSMs were tax checks in H&R Block offices. There also can be no assurance that the SSMs will continue to generate the same level of revenues as in the past or that the SSMs can be successfully deployed at H&R Block offices during the 2004 tax season.

Advertising and Marketing

ACE markets and promotes service and product offerings by a variety of methods. The Company believes that its most effective marketing is through in-store programs, combining the selling efforts of store personnel with various selling messages on point-of-purchase material. The Company emphasizes courteous service and trains service associates to recognize and develop good relationships with customers. All check-cashing customers participate in the ACE PLUS gold card retention program, which rewards members with benefits like free check-cashing commensurate with the volume of check-cashing done at ACE. Also, through its branding with standardized signage and store design, the Company attempts to foster an image that attracts customers and inspires consumer confidence. The Company also benefits from vendor-sponsored media advertising in some markets.

Supervision and Training

The Company’s operations are organized in regions, which generally correspond to the market areas in which ACE operates its stores. Each region has a regional vice president (“RVP”), who reports to one of two division vice presidents of operations and is responsible for the operations, administration, training, and supervision of the company-owned stores in his or her region. The Company currently has 11 RVP’s who supervise an average of 88 stores each. The Company currently has 72 district managers, each of whom reports to the RVP for his or her region and is directly responsible for the general management of up to 20 stores within his or her territory. These district managers are responsible for hiring, scheduling, operations, local marketing, and employee relations. Each center or store manager reports to a district manager, and has direct responsibility over his or her store’s operations.

Service associates, center managers, district managers, and RVP’s must complete formal training programs conducted by the Company. ACE has a Company-wide training program, with higher-level training conducted at the corporate office and new-hire training conducted in each regional office by corporate-trained personnel. The purpose of this training, which covers topics ranging from customer service to loss reduction, is to improve the Company’s delivery of products and services and facilitate compliance with legal and regulatory requirements.

Point-of-Sale System

ACE’s proprietary personal computer-based point-of-sale system is fully operational in all company-owned stores and is used by the Company’s SSMs for cashing checks and accepting bill-payments. In addition to other management information and control functions, the point-of-sale system allows the Company to:

1.	capture, analyze, and update on a daily basis data relating to customers and transactions, including the makers of checks cashed, which allows the Company to provide service associates with on-demand access to current information for use in approving check-cashing transactions;

2.	utilize an automated decision methodology to guide service associates to take appropriate actions and to better manage risk in check-cashing transactions;

3.	monitor daily revenues by product or service on a company, regional, per store, and per employee basis;

4.	monitor and manage daily store exception reports, which record, for example, any cash shortages and late store opening times;

5.	identify cash differences between bank statements and the Company’s records (such as differences resulting from missing items and deposits);

6.	determine, on a daily basis, the amount of cash needed at each store location, allowing centralized cash management personnel to maintain the optimum amount of cash inventory in each store;

7.	reduce the risk of transaction errors by, for example, automatically calculating check-cashing and other transaction fees;

8.	provide products and services in a standardized and efficient manner, which the Company believes allows it to operate its stores with fewer personnel than many of its competitors (with many of the Company’s stores being operated by only one person);

9.	electronically transmit information and documents to third-party providers of services or products offered at the stores;

10.	determine optimal scheduling of store personnel; and

11.	facilitate compliance with regulatory requirements.

The data captured by the point-of-sale system is transmitted daily from each store to a centralized database maintained at ACE’s headquarters and is automatically integrated into its general ledger system. The proprietary point-of-sale system is also licensed to the Company’s franchisees.

Security

Because employee-safety is critical, all company-owned store employees work behind bullet-resistant Plexiglas and steel-reinforced partitions. Each company-owned store’s security measures include safes, alarm systems monitored by third parties, teller area entry control, perimeter opening entry detection, and tracking of all employee movement in and out of secured areas. All centers are currently using centralized security; acquired centers are typically converted within one month of acquisition. The centralized system includes the following security measures in addition to those described above: identical alarm systems in all stores, remote control over alarm systems, arming/disarming and changing user codes, and mechanically and electronically controlled time-delay safes.

Because ACE’s business requires its stores to maintain a significant supply of cash, the Company is subject to the risk of cash shortages resulting from employee and non-employee theft and employee errors. Although the Company has implemented various programs to reduce these risks and provide security for its facilities and employees, there can be no assurance that these problems will be eliminated. During 2003 and 2002, cash shortages from employee errors and from theft were approximately $1.3 million (0.6% of revenues) and $2.1 million (0.9% of revenues), respectively.

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

Employees

At June 30, 2003, ACE employed 2,174 persons: 842 service associates at company-owned stores, 976 store managers, 72 district managers, 11 regional vice presidents, 169 region support personnel (located in region offices and the corporate office), 97 corporate employees and 7 franchise personnel. Third-party firms hired by the Company conduct background checks of all Company new hires.

The Company considers its employee relations to be good. ACE’s employees are not covered by a collective bargaining agreement, and the Company has never experienced any organized work stoppage, strike, or labor dispute. Generally, the Company’s employees are not bonded.

Competition

The Company believes that the principal competitive factors in the check-cashing industry are location, customer service, fees, convenience, and range of services offered. The Company faces intense competition and believes that the check-cashing market is becoming more competitive as the industry matures and consolidates. The Company competes with other check-cashing stores, grocery stores, banks, savings and loans, short-term consumer lenders, other financial services entities, and any retail businesses that cash checks, sell money orders, provide money transfer services, or other similar financial services. Certain competitors of the Company, other than check-cashing stores, cash checks without charging a fee under limited circumstances. Some of the Company’s competitors that are not check-cashing companies have larger and more established customer bases and substantially greater financial, marketing, and other resources. The Company’s stores have also recently been facing competition from automated check-cashing machines deployed in supermarkets, convenience stores, and other public venues by large financial services organizations. There is no assurance that the Company will be able to compete successfully with its competitors.

Trademarks and Patents

The Company has obtained several federal trademark registrations, including for “A-C-E America’s Cash Express®”, “ACE®” and its logo design

The Company’s two process patent applications related to its software used in the SSMs, filed during fiscal 2002, are still pending.

Regulation

General. The Company is subject to regulation in several jurisdictions in which it operates, including jurisdictions that regulate check-cashing fees or require the registration of check cashing companies or money transmission agents. The Company is also subject to federal and state regulation relating to the recording and reporting of certain financial transactions and relating to the privacy of customer information. Further, the Company’s loan-related activities are subject to state regulation and, in certain respects, federal regulation.

State Regulations. In some states, check-cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements. The Company operates in 17 states or jurisdictions that have licensing and/or fee regulations regarding check cashing: Arkansas, Arizona, California, Florida, Georgia, Indiana, Louisiana, Maryland, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, Washington, and the District of Columbia. The Company is licensed in each of the states or jurisdictions in which a license is currently required for it to operate as a check cashing company. To the extent these states have adopted ceilings on check cashing fees, those ceilings are in excess of or equal to the fees charged by the Company.

In those states in which the Company operates or has operated as a short-term consumer or “payday” lender, it is or has been licensed as such and is or has been subject to the various states’ regulations governing the terms of short-term consumer or “payday” loans. Typically, the states’ regulations limit the amount that a lender or service-provider may lend or provide (and, in some cases, the number of loans or transactions that a lender or service-provider may make) to any customer at one time, restrict the amount of finance or service charges or fees that the lender or service-provider may assess in connection with any loan or transaction, and limit a customer’s ability to renew any loans or transactions. The lender or service-provider must also comply with various consumer-disclosure requirements, which are typically similar or equivalent to the federal Truth in Lending Act and corresponding federal regulations, in connection with the loans or transactions. Collection activities regarding past-due loans or similar transactions may also be subject to consumer-debt-collection laws and regulations adopted by the various states.

The Company is subject to franchising laws and regulations in the states in which it offers and sells franchises. Those laws and regulations vary by state, but generally include filing or registration requirements, record-keeping requirements, and mandated disclosures to prospective franchisees

Federal Regulations. Under the Bank Secrecy Act regulations of the United States Department of the Treasury (the “Treasury Department”), transactions involving currency in an amount greater than $10,000 or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000 must be reported. In general, every financial institution, including the Company, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through or to the financial institution, that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any person and result in either cash in or cash out totaling more than $10,000 during any one business day. Management believes that the Company’s point-of-sale system and employee-training programs permit the Company to comply with these requirements.

The Bank Secrecy Act also requires the registration of “money services businesses,” like the Company, that engage in check cashing, currency exchange, money transmission, or the issuance or redemption of money orders, traveler’s checks, and similar instruments. This registration is intended to enable governmental authorities to better enforce laws prohibiting money laundering and other illegal activities. The Company is registered as a money services business with the Treasury Department, and must re-register with the Financial Crimes Enforcement Network of the Treasury Department (“FinCEN”), by December 31, 2003, and at least every two years thereafter. The Company must also maintain a list of names and addresses of, and other information about, its agents and must make that list available to any requesting law enforcement agency (through FinCEN). That agent list must be updated at least annually. The Company does not believe that compliance with the these existing requirements has had or will have any material impact on its operations.

In addition, federal regulations require money services businesses like the Company to report suspicious transactions involving at least $2,000 to FinCEN. The regulations generally describe three classes of reportable suspicious transactions — one or more related transactions that the money services business knows, suspects, or has reason to suspect (1) involve funds derived from illegal activity or are intended to hide or disguise such funds, (2) are designed to evade the requirements of the Bank Secrecy Act, or (3) appear to serve no business or lawful purpose. Because of the Company’s point-of-sale system and employee-training programs, the Company does not believe that compliance with the existing reporting requirement, and the corresponding recordkeeping requirements, has had or will have any material impact on its operations.

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

Short-term Loans. Since January 1, 2003, all of the small, short-term loan products or similar services offered at the Company’s stores have consisted of either (1) short-term loans or deferred-deposit services made or entered into by the Company, or (2) deferred-deposit loans or services made or entered into by Republic Bank. The Company’s activities as a short-term consumer or “payday” lender obligate it to comply with the consumer-disclosure requirements of the federal Truth in Lending Act and Regulation Z adopted under that act. The Company’s activities as a collection agent for past-due Republic Bank loans (see “— Short-Term Loans” below) obligate it to comply with the federal Fair Debt Collection Practices Act and corresponding regulations.

Republic Bank is subject to supervision by the Federal Deposit Insurance Corporation (the “FDIC”). In July 2003, the FDIC issued guidelines governing permissible arrangements between a state-chartered bank and a loan marketer and servicer regarding short-term consumer loans. Those guidelines apply to the arrangements between Republic Bank and the Company regarding the offering of Republic Bank loans at the Company’s stores in Arkansas, Pennsylvania, and Texas and the Company’s servicing activities regarding those loans. The guidelines describe the FDIC’s expectations for a bank’s prudent risk-management practices regarding short-term consumer loan marketing and servicing relationships; they address bank capital requirements, allowances for loan losses, and loan classifications as well as income recognition, collection-recovery practices, and compliance with consumer-protection laws. The Company does not believe that the FDIC’s guidelines will have a material impact on its existing relationship with Republic Bank. Nevertheless, if the FDIC’s implementation of those guidelines were to ultimately restrict the ability of all or certain state-chartered banks (including Republic Bank) to maintain relationships with short-term consumer loan servicers, it could have a material adverse impact on the Company’s loan-related activities and revenues.

As a state-chartered, FDIC-insured bank, Republic Bank is subject to regular examination by state and regulatory bank authorities, including the FDIC. Because of the Company’s contractual relationship with Republic Bank, the Company’s activities regarding the Republic Bank loans are also subject to examination by the FDIC and the other regulatory authorities to which Republic Bank is subject. To the extent an examination involves review of the Republic Bank loans and related processes, the regulatory authority may require the Company to provide requested information and to grant access to the Company’s pertinent locations, personnel, and records.

Most states in which the Company conducts business authorize, or at least permit, short-term consumer or “payday” loans to be offered and made. Over the past few years, however, consumer-advocacy groups and certain media reports and stories have advocated governmental action to prohibit or severely restrict loans of this kind. The consumer groups and media stories typically focus on the cost to a consumer for this type of loan, which is higher than the interest typically charged by credit-card issuers to a more creditworthy consumer. This difference in credit cost is more significant if a consumer does not promptly repay the short-term loan, but renews (or “rolls over”) that loan for one or more additional short-term periods. The consumer groups and media stories typically characterize short-term lending activities as “abusive” toward consumers. The Office of the Comptroller of the Currency, which supervises national banks, has taken actions in the past year to effectively prohibit certain national banks from offering and making short-term consumer loans, because of various risks posed to those banks. Also, during the last few years, legislation has been introduced in the United States Congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that would prohibit or severely restrict short-term consumer loans. The Company is not aware of any such federal legislation or federal regulatory proposal that has made any significant progress in the legislative or regulatory process. But legislation and regulatory action that affects consumer lending has recently become effective in a few states and could be taken in other states. The Company intends to continue, with others in the short-term consumer loan industry, to inform and educate legislators and to oppose legislative or regulatory action that would prohibit or severely restrict short-term consumer loans. But if legislative or regulatory action with that effect were taken on the federal level or in states such as Texas, in which the Company has a significant number of stores, that action could have a material adverse effect on the Company’s loan-related activities and revenues.

Relationships with the Money Order and MoneyGram Suppliers

Money Order Agreement. In April 1998, the Company signed a money order agreement with Travelers Express which became effective December 17, 1998. Under this five-year agreement, the Company exclusively sells Travelers Express money orders that bear the Company’s logo. In conjunction with this agreement and the MoneyLine Agreement for bill-payment services (which also has a five-year term), the Company received $3 million from Travelers Express in April 1998, and received $400,000 in each of the remaining years of the contract, for a total of $5 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 10 of Notes to Consolidated Financial Statements. The existing money order agreement expires as of December 31, 2003. If the money order agreement is terminated under certain circumstances before that expiration, the Company will be obligated to repay a portion of the amounts received from Travelers Express. The money order agreement obligates the Company to make prompt remittances of money order proceeds. The Company’s payment and other obligations to Travelers Express under the money order agreement and the MoneyGram agreement are secured by a subordinated lien on the Company’s assets in accordance with security agreements described Note 4 of Notes to Consolidated Financials Statements.

The Company and Travelers Express are negotiating an agreement to amend the existing money order agreement (with terms that are substantially the same as the terms of the existing money order agreement) and to extend the term to December 31, 2007. The Company anticipates that such an amendment will be entered into with Travelers Express, but no amendment has been executed, and the Company cannot give any assurance that such an amendment will be executed. If the Company is unable to enter into such an amendment with Travelers Express, it will attempt to negotiate and enter into an agreement with another issuer of money orders, which the Company believes to be possible.

MoneyGram Services Agreement. The Company is an agent for the receipt and transmission of wire transfers of money through the MoneyGram network in accordance with a Money Transfer Agreement with Travelers Express and MoneyGram Payment Systems, Inc. (“MPS”), an affiliate of Travelers Express, that became effective on January 1, 2001 (the “MoneyGram Agreement”). The Company agreed to offer and sell only MoneyGram wire transfer services during the seven-year term of the MoneyGram Agreement. Under the MoneyGram Agreement, the Company earns commissions for each transmission and receipt of money through the MoneyGram network effected at a company-owned location; those commissions equal varying percentages of the fees charged by MPS to consumers for the MoneyGram services.

Under the MoneyGram Agreement, the Company is also entitled to receive a total of approximately $12.5 million in bonuses, payable in equal monthly installments (without interest) over the seven-year term. The amount of those monthly installments will be subject to reduction if the Company closes or sells a significant number of those locations at which MoneyGram services were offered at the beginning of the MoneyGram Agreement. In addition, the Company will be entitled to receive certain incentive payments regarding new MoneyGram service locations that it opens or acquires during the term of the MoneyGram Agreement.

General. The Company’s relationship with Travelers Express and its affiliates includes the money order agreement and the MoneyGram Agreement as well as (less significantly) the MoneyLine Agreement for bill-payment services, and is therefore significant to the Company’s business. Though the Company anticipates that the MoneyLine Agreement will expire at the end of December 2003, the Company does not anticipate any disruption of the more significant aspects of its relationship with Travelers Express and its affiliates. If such a disruption were to occur, however, the Company’s business could be materially and adversely affected.

Short-Term Loans

Until December 31, 2002, the Company was a party to the Goleta Agreement. Under the Goleta Agreement, short-term loans made by Goleta (“Goleta Loans”) were offered at most company-owned locations. A Goleta Loan could be up to $500 and had to be repaid or renewed in 14 days. Under the Goleta Agreement, the Company purchased from Goleta a participation representing 90% of each Goleta Loan made on a previous day. Goleta determined the interest rate (and other terms) of the Goleta Loans. As of January 1, 2003, the Company no longer offered Goleta Loans at any of its stores.

Since January 1, 2003, all of the small, short-term loan products or similar services, commonly referred to as “payday loans,” offered at the Company’s stores have consisted of either (1) short-term loans or deferred-deposit services made or entered into by the Company, or (2) deferred-deposit loans or services made or entered into by Republic Bank. As of June 30, 2003, the Company was offering its own small short-term loan or deferred-deposit service in 512 of its owned stores, and Republic Bank was offering its deferred-deposit loan or service in 350 of the Company’s owned stores in Texas, Pennsylvania, and Arkansas. All of these loans and services, regardless of type, are made in accordance with state regulation; therefore, the terms of the loans and services vary from state to state.

In general, the Company’s payday loan product or service consists of providing a customer cash in exchange for the customer’s check or an ACH authorization to debit the customer’s bank account, along with an agreement to defer the presentment or deposit of that check or the initiation of that ACH debit on the customer’s account, as the case may be, until the customer’s next payday. The amount of the customer’s check or ACH authorization is the amount of the cash provided to the customer plus a fee to the Company. The term of the deferral of the check presentment or ACH debit is typically two to four weeks. During the year ended June 30, 2003, the average amount of cash provided to a customer in such a transaction was $262, and the average fee to the Company was $39.41. As of June 30, 2003 and June 30, 2002, the gross receivable for the Company’s payday loans was approximately $20.2 million and $2.3 million, respectively.

Republic Bank offers and makes its deferred-deposit loans or services at the Company’s stores in accordance with a Marketing and Servicing Agreement with the Company dated as of October 21, 2002, as amended (the “Republic Bank

Agreement”). The terms of those deferred-deposit loans or services are generally similar to those of the Company’s own loan products or services, though Republic Bank has sole discretion regarding the terms of its loans or services. As of June 30, 2003, Republic Bank authorized loans up to $425 with a term of 14 days. Under the terms of the Republic Bank Agreement, Republic Bank pays the Company an agency fee for the Company’s services in marketing or processing the Republic Bank loans at the stores and in collecting outstanding Republic Bank loans. The Company does not acquire or own any participation interest in any of the Republic Bank loans, but the Company’s fees are subject to reduction by the losses from uncollected Republic Bank loans.

Loan fees and interest include the Company’s interest and fees received from its participation interests in Goleta Loans, its fees and interest received from customers of the Company’s payday loan product or service, and its agency fees received from Republic Bank related to Republic Bank loans. Loan fees and interest revenues are recognized ratably over the term of each loan, regardless of the type of revenue or loan.

The Company has established a loan loss allowance regarding its economic interests in all of the loans, regardless of type (i.e., whether Goleta Loans or the Company’s payday loans). The Company’s policy for determining the loan loss allowance is based on historical loan loss experience generally, as well as the results of management’s review and analysis of the payment and collection of the loans within the last fiscal quarter. The Company’s policy is to charge off interests in all of the Goleta Loans and the Company’s payday loans which are 180 days or more past due. Charge-offs are applied as a reduction to the allowance for loan losses and any recoveries of previously charged off loans are applied as an increase to the allowance for loan losses. The Company establishes a payable to Republic Bank to reflect the Company’s obligation to, in effect, bear Republic Bank loan losses; that payable estimates such losses from such loans that are 180 days or more past due.

Relationship with H&R Block/SSM Arrangements

The Company is a party to a multi-year license agreement with H&R Block under which the Company may place its SSMs in various H&R Block retail offices during the tax season (i.e., January through March) of each year. Those SSMs are available to cash only tax refund and tax refund anticipation loan checks for H&R Block’s customers. The Company receives check-cashing fees from customers who use those SSMs, and the Company pays H&R Block fees that vary according to the value of the checks cashed in those SSMs. The Company placed over 240 SSMs in H&R Block retail offices during the 2003 tax season, and anticipates placing up to more than 200 SSMs at H&R Block retail offices during the 2004 tax season.

The arrangements by which the Company has obtained cash or currency for the SSMs in the H&R Block retail offices are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – SSM Funding Arrangements.”

Liquidation of Investment in ePacific

In March and April 2000, the Company purchased approximately 14% of the shares of preferred stock of ePacific Incorporated (“ePacific”), a private company that provided customized debit-card payment systems and electronic funds transfer processing services, for a total of $1 million. ePacific, formerly a controlled subsidiary of Goleta, provided the debit-card system and processing services to Goleta to enable it to make the Goleta Loans.

The Company’s investment in ePacific was made at the same time, and on the same terms, as the investment by two venture capital investors. The Company purchased approximately 14% of the shares of ePacific’s Series A Convertible Preferred Stock purchased by the group of investors. Under a stockholders’ agreement with ePacific and its other stockholders, the Company had the right to designate one person to serve as a director of ePacific. Jay B. Shipowitz, the Company’s President and Chief Operating Officer, served as a director of ePacific until August 22, 2003.

As part of the agreement with Goleta entered into as of November 1, 2002, under which the Company and Goleta terminated their relationship, the Company acquired, for a nominal amount, all of the shares of common stock of ePacific that were owned by Goleta’s corporate parent.

On June 2, 2003, the board of directors of ePacific elected to dissolve the corporation and liquidate its assets, resulting in a cash distribution to the Company of $297,000 and a loss on investment to the Company of $703,000.

Payment of Secured Notes

In December 1996, the Company issued $20 million of its 9.03% Senior Secured Notes (“Notes”) to Principal Life Insurance Company (formerly known as Principal Mutual Life Insurance Company). Interest on the unpaid principal amount of the Notes, accruing at 9.03% per annum, was payable semiannually on May 15 and November 15 of each year, and the principal amount of the Notes was payable in five equal installments of $4 million on November 15 of each year. In March 2003, the Company paid all amounts due under the Notes by prepaying the final installment of $4.0 million of principal which was payable on November 15, 2003, all accrued interest, and expenses related to prepayment of $270,000 under the terms of the Notes.

Credit Facilities

Until March 31, 2003, the Company was a party to an Amended and Restated Credit Agreement (the “Credit Agreement”) with a syndicate of banks (the “Lenders”), led by Wells Fargo Bank Texas, National Association (“Wells Fargo Bank”).

The Credit Agreement provided the Company with a revolving line-of-credit facility and a term-loan facility. The revolving facility was available for working capital of the Company, and the term-loan facility was available for capital expenditures of the Company. Also, in addition to the primary credit facilities, the Company had available, from Wells Fargo Bank and certain of the other Lenders, a seasonal revolving advance facility of up to $25 million from January 1 through March 31, 2003, and, from Wells Fargo Bank, a standby letter-of-credit facility of up to $1.5 million.

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

The credit facilities under the new credit agreement and the indebtedness incurred under the note purchase agreement replaced the revolving and term-loan credit facilities and the outstanding indebtedness under the Credit Agreement. The revolving facilities under the new credit agreement replaced the revolving facilities under the Credit Agreement, and the indebtedness incurred by the Company under the note purchase agreement was used to fully pay the outstanding term loans, and terminate the term loan facility, under the Credit Agreement. For a description of the terms of the refinanced indebtedness, see Note 4 of Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

All but two of the Company’s stores are leased, generally under leases providing for an initial term of three years and optional renewal terms of from three to six years. The Company owns the land and building at which two of the Company’s stores are located, one in Indianapolis, Indiana and the other in Tampa, Florida. The Company’s headquarters offices in Irving, Texas, a suburb of Dallas, occupy approximately 56,000 square feet under an 84-month lease, the term of which expires in 2008.

ITEM 3. LEGAL PROCEEDINGS

Goleta Loan-Related Lawsuits and Pending Settlement

The Company is a defendant in a number of lawsuits regarding its former arrangements with Goleta National Bank (“Goleta”) under which small, short-term consumer loans made by Goleta (“Goleta Loans”) were offered at most of the Company’s stores before January 1, 2003. See “Business – Customers and Services – Loan services” and “ – Short-Term Loans.” The lawsuits pending as of September 26, 2003, are described below. The Company has, however, entered into a settlement agreement in the Purdie lawsuit described below. That lawsuit purports to be a nationwide class action on behalf of all borrowers of Goleta Loans. The Company believes that the settlement, if finally approved by the federal court in which the Purdie lawsuit is pending, will result in the release of all claims against the Company (and Goleta) not only in the Purdie lawsuit, but also in the other pending Goleta Loan-related lawsuits.

A key issue in the existing Goleta Loan-related lawsuits is whether Goleta or the Company is properly regarded as the lender. The Company and Goleta maintain that, as stated in the legal documents and marketing materials for the Goleta Loans, Goleta was the lender and that, because Goleta was a national bank located in California, the Goleta Loans, including the interest that may legally be charged, should be governed by federal and California law. The opposing parties in most of these lawsuits, however, maintain that the Company should be regarded as the lender, because of its agent services in connection with the Goleta Loans and its purchase of participation interests in the Goleta Loans, and that the Goleta Loans, including the interest that may legally be charged, should be governed by the laws of the respective states in which the borrowers reside. If the Company were held to be the lender, then the interest charged for the Goleta Loans would violate most of the applicable states’ usury laws, which impose maximum rates of interest or finance charges that a non-bank lender may charge. The consequences to the Company of such a holding in any lawsuit would depend on the applicable state’s usury and consumer-protection laws and on the basis for a finding of violation of those laws. But those consequences could include the Company’s obligation to refund interest collected on the illegal Goleta Loans, to refund the principal amount of the illegal Goleta Loans, to pay treble or other multiple damages, and to pay monetary penalties specified by applicable statutes. The amounts that the Company might be required to pay (as damages and other relief) if it were held to be the lender of the Goleta Loans could, depending on the circumstances, significantly impair the Company’s financial resources and financial condition. During the last year, a federal district court in Indiana agreed with the Company’s and Goleta’s position that Goleta is properly regarded as the lender of the Goleta Loans. This is the sole court decision that has addressed the merits of this key issue.

The Company anticipates that the settlement in the Purdie lawsuit, as described below, will receive final court approval and will be implemented. If the settlement is not finally approved or implemented, however, the Company expects that the defense of the lawsuits, even if successful, will continue to require substantial time and attention of certain of its senior officers and other management personnel that would otherwise be spent on other aspects of its business and will continue to require the expenditure of significant amounts for legal fees and other litigation-related costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Litigation Expenses.” In addition, the Company would continue to have the risk of an adverse determination in the Goleta Loan-related lawsuits.

Jennafer Long v. Ace Cash Express, Inc.: This lawsuit regarding Goleta Loans offered and made at the Company’s locations in Florida was filed in a Florida state Circuit Court in Clay County, Florida, and was served on the Company on November 8, 2000. The plaintiff, for herself and others similarly situated, alleges that the Goleta Loans offered at the Company’s locations in Florida are being made by the Company rather than by Goleta and, therefore, that those Goleta Loans violate Florida usury laws and the offering of those Goleta Loans involves misrepresentations and deceptive practices in violation of Florida law. The plaintiff seeks an unspecified amount of damages, including an amount equal to all interest charged on the Goleta Loans made in Florida, the plaintiff’s attorneys’ fees, and court costs.

The Company’s attempt to remove this case to federal court was unsuccessful. On October 2, 2001, the court granted Goleta’s motion to intervene as a defendant in this lawsuit. The Company and Goleta filed a motion to dismiss the plaintiff’s complaint on the basis that Goleta is the lender of the Goleta Loans and, under federal law, is entitled to charge interest at the rate permitted by California law. But on March 20, 2002, the court denied that motion, and on April 19, 2002, each of the Company and Goleta filed its answer to the plaintiff’s complaint. The parties were conducting discovery in this lawsuit until the settlement agreement was entered into in the Purdie lawsuit. The plaintiff’s counsel in this lawsuit is a party to, and is supporting, the settlement agreement in the Purdie lawsuit, which, if finally approved, will effectively settle and terminate this lawsuit as well.

Vonnie T. Hudson v. Ace Cash Express, Inc. et al.: This lawsuit regarding the Goleta Loans offered and made at the Company’s locations in Indiana was filed on September 11, 2001 in the United States District Court for the Southern District of Indiana. This lawsuit was filed against the Company; Goleta; the Company’s Chairman of the Board, Raymond C. Hemmig; the Company’s Chief Executive Officer, Donald H. Neustadt; the Company’s President and Chief Operating Officer, Jay B. Shipowitz; and a former employee of the Company. The plaintiff alleged violations of (1) the Indiana Uniform Consumer Credit Code (“UCCC”) and the Indiana “loansharking” statute, because the interest charged for the Goleta Loans exceeded the finance charges permitted by those statutes, (2) the federal Truth in Lending Act (“TILA”), Regulation Z, and the Indiana UCCC, because the disclosures to borrowers of Goleta Loans did not comply with the disclosure requirements of those laws, and (3) the federal Racketeer Influenced Corrupt Organizations (“RICO”) Act. In the complaint the plaintiff purported to represent a class of all persons to whom a Goleta Loan has been made at any location of the Company in Indiana (a) since September 11, 1999, regarding the excess-charge claims, (b) since September 11, 2000, regarding the disclosure-violation claims, and (c) since September 11, 1997, regarding the federal RICO Act claims. The plaintiff sought relief of various kinds, including (i) for the members of the class of plaintiffs who were allegedly charged excessive interest, an order declaring the Goleta Loans to them “void,” the refund of all finance charges or interest paid by them in excess of the maximum finance charges permitted under the Indiana UCCC, and a penalty (to be determined by the court) in a maximum amount equal to the greater of either all of the finance charges or interest received from them or up to ten times the amount of all excess finance charges or interest received from them; (ii) for the members of the class of plaintiffs who allegedly did not receive proper disclosures under the federal TILA, Regulation Z, and the Indiana UCCC, statutory damages of $500,000 each for violations of those statutes; (iii) for the members of the class of plaintiffs allegedly damaged because of violations of the RICO Act, an amount equal to three times those damages; and (iv) the plaintiff’s attorneys’ fees and court costs.

On December 17, 2001, the defendants filed a motion to dismiss the plaintiff’s complaint, and on May 30, 2002, the court granted the motion. Based on its review of the complaint and other filed documents, the court concluded that Goleta made the Goleta Loan to the plaintiff and then sold a participation interest in that Goleta Loan to the Company, so that the claims asserted in the complaint were not sufficient to entitle the plaintiff to any damages or other legal relief. The court, however, afforded the plaintiff an opportunity to amend her complaint to assert legally sufficient claims.

On June 25, 2002, the plaintiff filed an amended complaint, which is substantially similar to the complaint that was dismissed, except that the amended complaint did not name Goleta as a defendant and does not assert any disclosure-violation claims. On July 8, 2002, the Company and other remaining defendants filed a motion to dismiss the amended complaint, asserting that the amended complaint did not allege sufficient new facts to justify relief and that the court’s initial decision is dispositive. On September 30, 2002, the court entered an order dismissing the amended complaint with prejudice. On October 15, 2002, the plaintiff filed a notice of appeal to the United States Court of Appeals for the Seventh Circuit. That appeal was pending when the settlement agreement was entered into in the Purdie lawsuit. The plaintiff’s counsel in this lawsuit is a party to, and is supporting, the settlement agreement in the Purdie lawsuit, which will effectively settle and terminate this lawsuit as well.

Rufus Patricia Brown v. Ace Cash Express, Inc. et al.: This lawsuit regarding both the Company’s former “payday loan” activities and the Goleta Loans offered and made at the Company’s locations in Maryland was filed on August 20, 2001 in the Circuit Court for Baltimore City, Maryland. On September 12, 2001, the plaintiff filed an amended complaint against the Company and unnamed franchisees of the Company. In the complaint, the plaintiff purports to represent a class of all consumers with whom the Company has entered into any payday-loan transaction or to whom a Goleta Loan has been made at any location of the Company in Maryland since April 1, 2000. The plaintiff alleges that the defendants’ loan-related activities violate the Maryland usury laws, the Maryland Consumer Loan Law, the Maryland Unsecured Closed End Credit Regulation Act, and the Maryland Consumer Protection Act and are unconscionable under Maryland law. The plaintiff seeks relief of various kinds, including a permanent injunction against any further alleged illegal activities, an order that all obligations of the class of plaintiffs to the defendants are void, the return (as restitution) to the class of plaintiffs of all amounts paid to the defendants, an order dissolving the Company and prohibiting all defendants from conducting any further financial services business, the disgorgement and return of all profits from the loan-related activities, the plaintiff’s attorneys’ fees and expenses, and court costs.

On September 7, 2001, the Company removed this lawsuit to the United States District Court for the District of Maryland, but on November 14, 2001, the federal court granted the plaintiff’s motion to remand this lawsuit back to the Circuit Court of Baltimore City. On January 3, 2002, Goleta filed a motion to intervene as a defendant in this lawsuit, and the court granted that motion on January 8, 2002. The parties were conducting discovery in this lawsuit until the settlement agreement was entered into in the Purdie lawsuit. The plaintiff’s counsel in this lawsuit is a party to, and is supporting, the settlement agreement in the Purdie lawsuit, which, if finally approved, will effectively settle and terminate this lawsuit as well.

Beverly Purdie v. Ace Cash Express, Inc. et al.: This lawsuit regarding both the Company’s former “payday loan” activities and the Goleta Loans offered and made at the Company’s locations was filed on September 6, 2001 in the United States District Court for the Northern District of Texas. The original complaint named as defendants the Company and certain of the executive officers and directors and a former employee of the Company. As the result of two amended complaints, however, only the Company and Goleta are currently defendants in this lawsuit. In her second amended complaint, the plaintiff purports to represent a class of all consumers in the United States with whom the Company has entered into any payday-loan transaction or to whom a Goleta Loan has been made at any location of the Company since September 6, 1997, as well as sub-classes of persons who have engaged in those kinds of transactions with the Company or at the Company’s locations and are alleged to be victims of usury or of unfair or deceptive lending practices under the laws of various states in the United States during the time periods within the various applicable statutes of limitations. The plaintiffs allege that the defendants’ loan-related activities violate the federal RICO Act and the laws and regulations of various states regarding usury, deceptive trade practices (including the Texas Deceptive Trade Practices Act), and other consumer protections. The plaintiff seeks relief of various kinds, including a permanent injunction against any further alleged illegal activities; the return (as restitution) to the class and sub-classes of plaintiffs of all amounts paid to the defendants; damages equal to three times the amount of all fees and interests paid by the class and sub-classes of plaintiffs since September 6, 1997; punitive damages of at least $250 million; the plaintiff’s attorneys’ fees; and court costs.

On January 18, 2002, the Company and Goleta filed a motion to dismiss the second amended complaint, asserting that the federal RICO Act claims are legally deficient and should be dismissed and that, if those claims are dismissed, the court should not retain jurisdiction of the remaining state-law claims. On October 29, 2002, the court granted the Company’s and Goleta’s motion to dismiss the plaintiff’s complaint. The court found that the plaintiff did not allege sufficient facts to support her federal RICO Act claims and, accordingly, dismissed those claims with prejudice. In the absence of federal-law claims, the court declined to retain jurisdiction over the plaintiff’s claims and, accordingly, dismissed those claims without prejudice.

On May 12, 2003, the Company entered into an agreement to settle and terminate this lawsuit. The settlement agreement is subject to the approval of the court, and if it is finally approved, the settlement agreement will result in the release of substantially all of the claims of former borrowers against the Company (and Goleta) not only in this lawsuit, but also in the

Long, Hudson, and Brown lawsuits, and in the termination of all four lawsuits. Court approval of the settlement agreement will also effectively settle and terminate the Hale lawsuit described below, although (unlike the plaintiffs’ counsel in the Long, Hudson, and Brown lawsuits) the plaintiff’s counsel in the Hale lawsuit is neither a party to nor supporting the settlement agreement.

In the settlement agreement, the Company agreed:

•	To pay:

•	At least $2.5 million as refunds to former borrowers who have repaid all of their Goleta Loans and who timely submit claims for refunds or, if the refunds and certain other amounts paid by the Company total less than $2.5 million, the amount of the shortfall to certain consumer-advocacy organizations. The refund payable by the Company to each eligible former borrower who files a refund claim will be equal to approximately five percent of the interest or finance charges paid by that borrower, but not less than $7.50 or more than $45.00.

•	Up to $2.1 million as attorneys’ fees to the plaintiffs’ counsel in the Purdie, Long, Hudson, and Brown lawsuits.

•	Notice and other administrative costs in connection with the settlement.

•	To discontinue, by July 1, 2003, any further efforts to collect any amounts due under any remaining unpaid Goleta Loans, which will be forgiven and canceled by Goleta. Because Goleta Loans were not offered on or after January 1, 2003, this required date to cease collection activities corresponds to the Company’s policy to charge off its participation interests in Goleta Loans that are 180 days past due.

•	To ensure that any of the Company’s short-term consumer loans or deferred-deposit transactions made under state law during the two years ending December 31, 2004 are made only in compliance with any applicable state payday-lending laws; except that the Company may rely on federal-preemption rules in connection with acting as marketing and servicing agent for the Republic Bank deferred-deposit loans made at or through the Company’s stores in Arkansas, Pennsylvania, and Texas.

•	For the two years following the date on which the Company makes the settlement payments (which must be within 60 days after final court approval of the settlement and the lapse of any appeal period), to:

•	make specified disclosures to borrowers of the Company’s payday loans regarding the expense of such loans and regarding certain collection-related expenses to which borrowers might become subject; and

•	abide by specified restrictions on activities to collect its payday loans through Automated Clearinghouse (ACH) debits and on credit reporting regarding borrowers of its payday loans.

•	Within 45 days after preliminary court approval of the settlement and at least 60 days before the scheduled hearing regarding final court approval of the settlement, to:

•	publish in a newspaper of national circulation, mail to all former borrowers of Goleta Loans, and post in each of the Company’s owned stores, notices (in specified forms) that announce the settlement, the potential benefits of the settlement to the former borrowers, and the procedure for borrowers’ refund claims; and

•	maintain a toll-free telephone number to facilitate communications with any former borrower who wishes to file a refund claim.

On June 13, 2003, the court granted preliminary approval of the settlement agreement. Accordingly, the Company and began to publish, mail, and post the settlement notices and began the other claim procedures, as contemplated by the agreement.

The settlement agreement will also be subject to subsequent final court approval, after a hearing to be conducted after implementation of the notice and claims procedures. That court hearing is scheduled for October 15, 2003. The Company will be obligated to make the settlement payments within 60 days, and to perform its other covenants, after final approval by the court and the lapse of any appeal period. The Company cannot predict when, after the hearing, the court will rule on the settlement or if the court will grant final approval of the settlement agreement.

The settlement agreement will become ineffective, and be terminated, if the court does not grant final approval or if, on any appeal, final approval is either reversed or modified in a manner unsatisfactory to the parties. The Company may also withdraw from the settlement agreement and terminate it if any of the Long, Hudson, or Brown lawsuits is not dismissed upon final approval or if more than 1,000 eligible former borrowers of Goleta Loans elect to opt out or exclude themselves from the settlement.

Hale v. Ace Cash Express, Inc.: On December 18, 2002, the Company was served with a lawsuit filed in late October 2002 in the United States District Court for the Western District of Virginia. The amended class action complaint served on the Company names only the Company as a defendant and relates to the Company’s activities in connection with the Goleta Loans of Goleta offered at the Company’s stores in Virginia between April 1, 2000 and October 10, 2002. The plaintiff, for himself and others similarly situated, alleges that the Company’s loan-related activities during that period violated the federal RICO Act, the Virginia Consumer Finance (or Small Loan) Act, the Virginia Payday Loan Act, and the Virginia Consumer Protection Act and constituted fraud. The plaintiff seeks actual and punitive damages of various kinds, including (under the RICO Act) an amount equal to three times all of the Company’s proceeds from the loans made in Virginia during the approximate two and one-half years; an amount equal to three times the actual damages or $1,000, whichever is greater, for each violation of the Virginia Consumer Protection Act; attorneys’ fees; and court costs.

On February 5, 2003, the Company filed a motion to compel arbitration in accordance with the terms of the plaintiff’s Promissory Note Supplement and to stay this lawsuit pending completion of arbitration. After a hearing on April 8, 2003, the court granted that motion on May 9, 2003, therefore requiring the plaintiff to proceed against the Company, if at all, in an arbitration proceeding. On June 9, 2003, the plaintiff filed a motion to reconsider and to certify an appeal of the court’s order, and the Company filed an opposition to that motion. The motions are pending before the court. Although the plaintiff’s counsel is not a party to the settlement agreement entered into in the Purdie lawsuit, and is not supporting that settlement, the Company believes that this lawsuit will effectively be settled and terminated if that settlement agreement receives final court approval.

General: Because each of the preceding Goleta Loan-related lawsuits purports to be a class action, the amount of damages for which the Company might be responsible is necessarily uncertain. Regarding each lawsuit, that amount would depend upon proof of the allegations, on the number of persons who constitute the class of plaintiffs (if permitted by the court) or the number or the amount of the loan-related transactions during an applicable time period, and (for certain of the claims) on proof of actual damages sustained by the plaintiffs. If the settlement agreement entered into in the Purdie lawsuit is not finally approved or implemented, the Company intends to vigorously defend the preceding lawsuits.

Ace Cash Express, Inc. v. Illinois Union Insurance Company, et al.: On May 17, 2002, the Company filed this lawsuit in a Texas state court against two insurers, Westchester Surplus Lines Insurance Company and Illinois Union Insurance Company, regarding liability coverage it obtained for claims made against the Company as a result of the Company’s activities in connection with the Goleta Loans. Each of the insurers issued an errors and omissions policy to the Company for a one-year period and each policy provided up to $5 million in coverage for claims made against the Company during the policy period, subject to a $200,000 deductible for each claim. On July 11, 2003, this lawsuit was settled, and the Company recovered $4.7 million related to the costs of defending the Goleta Loan-related lawsuits and amounts previously paid to settle certain former lawsuits.

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

On October 15, 2002, Jeffrey Silverman and Morris Silverman, but not Valley Check Cashiers, Inc., filed a motion for summary judgment requesting the court to dismiss the Company’s complaint against them. After a hearing held on November 12, 2002, the court granted a motion to dismiss the Company’s complaint against those two defendants on March 24, 2003. On March 31, 2003, the Company filed an appeal of that order. Both parties have filed appellate briefs, and oral argument in the appellate court is scheduled for October 15, 2003.

Estimate of Possible Loss or Gain

The Company’s policy is to estimate a possible loss, or a range of possible loss, or a possible gain, or a range of possible gain, and to disclose that estimate, when the Company has determined that a loss or a gain is “probable” and an estimate can reasonably be made. The Company accrues for probable losses and records gains when they are received.

The settlement agreement regarding the Goleta Loan-related lawsuits, if finally approved by the court in the Purdie lawsuit, will result in the termination of not only the Purdie lawsuit, but also the Long, Hudson, and Brown lawsuits and, in effect, the Hale lawsuit. Based on its estimates of the anticipated refund claims by eligible borrowers and of the administrative and other costs related to the settlement, the Company recorded a $5.0 million charge for its settlement payment obligations in its financial statements as of and for the periods ended March 31, 2003.

Although the Company believes that its legal claims asserted in the lawsuit filed by it against Valley Check Cashiers, Inc. and others have merit, and although the Company intends to continue to pursue that lawsuit, the Company has not determined that its present likelihood of recovery from that lawsuit is sufficiently probable to justify reflecting any anticipated gain or recovery in the Company’s financial statements.

Other Incidental Proceedings

The Company is also involved from time to time in various legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will result in any material impact on the Company’s financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the shareholders of the Company during the fourth quarter of fiscal 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is quoted on The Nasdaq Stock Market (“NASDAQ”) under the symbol “AACE.” At September 19, 2003, there were approximately 97 holders of record of the Common Stock, and there were approximately 1,800 beneficial holders of the Common Stock held in nominee or street name.

The following table sets forth the high and low sale prices of the Common Stock as reported by NASDAQ for the past two fiscal years:

	High	Low

Fiscal 2002
Quarter ended September 30, 2001	$10.50	$7.65
Quarter ended December 31, 2001	9.90	7.75
Quarter ended March 31, 2002	11.15	8.35
Quarter ended June 30, 2002	11.50	8.70
Fiscal 2003
Quarter ended September 30, 2002	$10.00	$7.80
Quarter ended December 31, 2002	9.25	7.48
Quarter ended March 31, 2003	10.04	8.70
Quarter ended June 30, 2003	11.65	9.09

On September 19, 2003, the last reported sale price of the Common Stock on NASDAQ was $14.45 per share.

The Company has never paid dividends on the Common Stock and has no plans to pay dividends in the foreseeable future. In addition, the Company’s ability to pay cash dividends is currently limited under the agreements governing its credit arrangements (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Credit Facilities”).

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended June 30,

	2003	2002	2001	2000	1999

	(in thousands, except per share and store data)
Statement of Operations Data:
Revenues	$234,289	$229,266	$196,775	$140,636	$122,314
Store expenses	155,414	151,827	145,015	94,668	80,943
Region expenses	17,056	17,495	14,127	11,119	9,369
Headquarters expenses	17,133	16,594	10,328	8,247	7,673
Franchise expenses	1,225	993	1,017	1,063	1,288
Other depreciation and amortization	5,423	7,570	5,087	3,798	4,236
Interest expense	16,004	14,934	12,016	6,123	4,476
Other expenses:
Restructuring	—	(163)	7,710	—	—
Legal settlements	1,050	1,984	350	584	130
Other (including store closing expense)	534	1,006	108	371	559

Total other expenses	1,584	2,827	8,168	955	689

Income from continuing operations before income taxes and cumulative effect of accounting change (1)	20,450	17,026	1,017	14,663	13,640
Provision for income taxes	8,174	6,913	406	5,797	5,390

Income from continuing operations before cumulative effect of accounting change	12,276	10,113	611	8,866	8,250
Gain on sale of discontinued operations, net of income tax (2)	499	—	—	—	—
Cumulative effect of accounting change, net of income tax (1)	—	—	—	(603)	—

Net income	$12,775	$10,113	$611	$8,263	$8,250

Diluted earnings per share	$1.25	$1.00	$.06	$.82	$.80

Weighted average number of dilutive shares	10,206	10,141	10,158	10,361	10,283
Balance Sheet Data:
Cash and cash equivalents	$108,110	$116,264	$129,186	$105,577	$59,414
Total assets	258,768	267,062	276,197	221,423	145,233
Term advances	38,269	48,350	53,000	18,500	10,500
Money order principal payable	6,884	13,417	16,928	10,487	5,340
Revolving advances	83,900	97,500	109,800	95,000	40,100
Senior secured notes payable	—	8,000	12,000	16,000	20,226
Shareholders’ equity	78,984	66,139	54,726	55,159	48,274
Supplemental Statistical Data:
Percentage increase in comparable company-owned store revenues from prior year:
Total revenues (3)	1.5%	15.6%	23.3%	6.9%	10.8%
Exclusive of loan fees and interest (4)	4.9%	7.3%	0.3%	6.0%	8.7%
Check cashing fees, including tax (5)	5.1%	9.6%	1.4%	6.3%	6.6%
Capital expenditures	$4,771	$7,127	$12,655	$12,255	$10,089
Cost of net assets acquired	$673	$1,177	$35,841	$11,359	$8,378

(1)	Before a cumulative effect of accounting change recorded in the three months ended September 30, 1999, of $0.6 million, net of a $0.4 million tax benefit, relating to the adoption of Statement of Position 98-5, “Reporting on the Costs of Start-up Activities.”

(2)	Discontinued operations related to the Company’s sale of 19 underperforming stores in Florida for a pre-tax gain of $0.8 million and an after-tax gain of $0.5 million recorded in the three months ended December 31, 2002.

(3)	Calculated based on the changes in revenues of all stores open for the years compared.

(4)	Change in revenues computed excluding loan fees and interest for the years compared.

(5)	Change in check cashing fee revenue (including tax checks) for the years compared.

SELECTED FINANCIAL DATA (continued)

	Year Ended June 30,

	2003	2002	2001	2000	1999

Store Count Data:
Company-owned stores in operation:
Beginning of year	1,003	988	915	798	683
Acquired	2	8	133	36	35
Opened	14	39	49	99	99
Sold	(23)	—	(4)	(1)	—
Closed (1)	(28)	(32)	(105)	(17)	(19)

End of year	968	1,003	988	915	798

Franchised stores in operations:
Beginning of year	184	175	157	120	89
Opened	26	22	30	56	42
Acquired by ACE	(2)	(8)	(4)	(7)	(1)
Closed/Sold	(8)	(5)	(8)	(12)	(10)

End of year	200	184	175	157	120

Total store network	1,168	1,187	1,163	1072	918

COMPANY-OWNED STORES:
Operating Data (Check Cashing and Money Orders):
Face amount of checks cashed (in millions)	$5,040	$4,843	$4,498	$3,839	$3,373
Face amount of money orders sold (in millions)	$1,600	$1,711	$1,709	$1,585	$1,905
Face amount of average check	$383	$378	$358	$339	$320
Average fee per check	$9.65	$9.36	$8.38	$7.92	$7.47
Fees as a percentage of average check	2.52%	2.48%	2.34%	2.33%	2.33%
Number of checks cashed (in thousands)	13,148	12,821	12,580	11,317	10,556
Number of money orders sold (in thousands)	10,256	11,562	12,787	12,339	14,495
Collections Data:
Face amount of returned checks (in thousands)	$24,087	$23,637	$26,536	$16,548	$12,442
Collections (in thousands)	16,935	16,090	17,717	10,788	7,423

Net write-offs (in thousands)	$7,152	$7,547	$8,819	$5,760	$5,019

Collections as a percentage of returned checks	70.3%	68.1%	66.8%	65.2%	59.7%
Net write-offs as a percentage of revenues	3.1%	3.3%	4.5%	4.1%	4.1%
Net write-offs as a percentage of the face amount of checks cashed	.14%	.16%	.20%	.15%	.15%
Operating Data (Small Consumer Loans Excluding Loans Processed for Republic Bank):
Volume – new loans and refinances (in thousands)	$420,129	$502,013	$396,783	$137,015	$105,765
Average advance	$268	$269	$269	$240	$200
Average finance charge	$42.71	$45.61	$42.30	$34.51	$30.30
Number of loan transactions – new loans and refinances (in thousands)	1,587	1,866	1,477	557	460
Matured loan volume (in thousands)	$432,900	$489,887	$370,559	$129,548	$105,765
Balance Sheet Data (in thousands):
Gross loans receivable	$21,734	$29,569	$27,768	$18,695	$5,543
Less: Allowance for losses on loans receivable	8,734	12,213	13,382	—	—

Loans receivable, net of allowance	$13,000	$17,356	$14,386	$18,695	$5,543

Allowance for losses on loans receivable:
Beginning of period	$12,213	$13,382	$—	$—	$—
Provision for loan losses	19,361	21,924	26,429	—	—
Charge-offs	(23,729)	(24,519)	(13,510)
Recoveries	889	1,426	463	—	—

End of period	$8,734	$12,213	$13,382	$—	$—

Provision for loan losses as a percent of matured loan volume	4.5%	4.5%	7.1%	—	—
Net loan charge-offs as a percent of volume (2)	5.4%	4.6%	3.3%	—	—
Allowance as a percent of gross loans receivable	40.2%	41.3%	48.2%	—	—

(1)	Includes the 85 stores closed in the fourth quarter of fiscal 2001 resulting from a plan established and executed by management during the third quarter of fiscal 2001.

(2)	The ratio compares the net loan charge-offs to the current year volume, which is lower as a result of the December 31, 2002 cessation of loan-related business in Georgia, North Carolina, and Alabama and the transition from offering the Goleta Loans to offering ACE loans or Republic Bank loans.

SELECTED FINANCIAL DATA (continued)

	Year Ended June 30,

	2003	2002	2001	2000	1999

Operating Data for Loans Processed for Republic Bank: (1)
Volume - new loans and refinances (in thousands)	$63,897	$—	$—	$—	$—
Average advance	$302	$—	$—	$—	$—
Number of loan transactions – new loans and refinances (in thousands)	211	—	—	—	—
Matured loan volume (in thousands)	$56,040	$—	$—	$—	$—
Provision for loan losses payable to Republic Bank (in thousands)	$2,932	$—	$—	$—	$—
Provision for loan losses payable to Republic Bank as a percent of matured loan volume	5.2%	—	—	—	—

(1)	Republic Bank loans are short-term deferred deposit transactions offered and made by Republic Bank and Trust Company at or through the Company’s stores in Arkansas, Pennsylvania, and Texas. Republic Bank loans have been offered at those stores since January 1, 2003. The Company serves only as marketing and servicing agent for Republic Bank regarding those loans and does not acquire or own any participation interest in any of those loans. The Company’s agreement with Republic Bank provides for the Company to receive fees paid by Republic Bank and to bear a percentage of the losses from those loans.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	Year Ended June 30,

		(in thousands)			(percentage of revenue)
Revenue Analysis	2003	2002	2001	2003	2002	2001

Check cashing fees	$125,703	$118,907	$105,479	53.7%	51.9%	53.6%
Loan fees and interest	70,806	74,197	54,771	30.2	32.4	27.8
Bill-payment services	13,507	10,156	10,376	5.8	4.4	5.3
Money transfer services	10,898	10,998	10,270	4.6	4.8	5.2
Money order fees	6,960	7,554	7,245	3.0	3.3	3.7
Franchise revenues	2,346	2,199	2,257	1.0	0.9	1.2
Other fees	4,069	5,255	6,377	1.7	2.3	3.2

Total revenue	$234,289	$229,266	$196,775	100.0%	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$235.5	$227.3	$195.9

Fiscal 2003 Compared to Fiscal 2002. Revenues increased by $5.0 million, or 2%, to $234.3 million in the year ended June 30, 2003 from $229.3 million in the year ended June 30, 2002. This revenue growth resulted from a $3.1 million, or 1.5%, increase in comparable company-owned store revenues (906 stores) and a $1.9 million increase from stores which were not open for both of the full periods compared. The number of company-owned stores decreased by 35, or 3%, to 968 stores open at June 30, 2003 from 1,003 stores open at June 30, 2002. During fiscal 2003, the Company opened 14 newly constructed stores, acquired two, sold 23, (including 19 underperforming stores in Florida during the second fiscal quarter), and closed 28 company-owned stores.

Check cashing fees, including tax check fees, increased $6.8 million, or 6%, to $125.7 million in fiscal 2003 from $118.9 million in fiscal 2002. Same store check cashing fees increased 5% in fiscal 2003 from fiscal 2002. This increase resulted from a 4% increase in the average size check and a 2% increase in the number of checks cashed. Tax check fees of $21.5 million for fiscal 2003 increased by $0.2 million, from $21.3 million in fiscal 2002. The Company received $4.7 million of tax check fees from over 240 self-service machines (“SSMs”) located in H&R Block offices in fiscal 2003, compared to $3.8 million of tax check fees from 100 SSMs in H&R Block offices last fiscal year. Check cashing fees (including tax checks) were 54% of total revenue for fiscal 2003 compared to 52% of total revenue for fiscal 2002.

Loan fees and interest decreased by 5%, to $70.8 million in fiscal 2003 from $74.2 million in fiscal 2002, and loan fees and interest were 30% of total revenue in fiscal 2003 compared to 32% of total revenue for fiscal 2002. The decline in fees and interest in fiscal 2003 resulted primarily from discontinuing the Company’s loan-related business in Georgia, North Carolina, and Alabama and from transitioning from offering short-term loans made by Goleta National Bank (“Goleta”), which ended December 31, 2002, to offering state-regulated short-term loan products.

Bill payment fees increased by 33%, to $13.5 million in fiscal 2003 from $10.2 million in fiscal 2002, primarily as a result of the addition of 14 new payees to the bill-payment program and growth from existing partners. Money order fees decreased by 8%, to $7.0 million in fiscal 2003 from $7.6 million in fiscal 2002, primarily because of the sale of fewer money orders, which in turn was primarily because of increased customer usage of electronic bill-payment services. Other fees decreased by 23%, to $4.1 million in fiscal 2003 from $5.3 million in fiscal 2002, as a result of the discontinuation of certain products, such as lottery ticket sales and the sale of regional publications.

During fiscal 2003, the Company opened 26 franchised stores, acquired two former franchised stores, and closed eight franchised stores, resulting in a total of 200 franchised stores as of June 30, 2003, compared to 184 franchised stores as of June 30, 2002. Franchise revenues consist of royalties, and initial franchise fees and fees for future franchise purchase options. Franchise revenues increased by 7%, to $2.3 million in fiscal 2003 from $2.2 million in fiscal 2002, as a result of the increased number of franchised store openings.

Fiscal 2002 Compared to Fiscal 2001. Revenues increased by $32.5 million, or 17%, from $196.8 million in the year ended June 30, 2001, to $229.3 million in the year ended June 30, 2002. This revenue growth resulted from a $25.5 million, or 15.6%, increase in comparable company-owned store revenues (797 stores) and a $7.0 million increase from stores which were not open for both of the full periods compared. Average revenue per store increased by $31,400 primarily because of increases in check cashing fees (including tax check fees) and loan fees and interest, though these increases were partially offset by a decrease in other fees. The number of company-owned stores increased by 15, or 2%, from 988 stores open at June 30, 2001, to 1,003 stores open at June 30, 2002. The increase in loan fees and interest accounted for 60% of the total revenue increase, and total check-cashing fees accounted for 41% of the total revenue increase.

Loan fees and interest for the year ended June 30, 2002, primarily reflect the Company’s participation interests in loans made by Goleta at most of the company-owned stores during fiscal 2002. Loan fees and interest increased $19.4 million, or 35%, to $74.2 million in fiscal 2002 as compared to $54.8 million in fiscal 2001, due to the increased consumer awareness of Goleta loans at the stores and to the increase in the average finance charges for these loans. Check cashing fees, including tax check fees, increased $13.4 million, or 13%, from $105.5 million in fiscal 2001 to $118.9 million in fiscal 2002. This increase resulted from a 6% increase in the average size check and a 12% increase in the average fee per check. An increase in tax check fees contributed $6.2 million of the total $13.4 million increase. The Company received $3.8 million of tax check fees from 100 SSMs located in H&R Block offices in fiscal 2002, compared to $1.2 million of tax check fees from 50 SSMs in H&R Block offices last fiscal year. Despite a decrease in the number of money orders sold, money order fees increased $0.3 million in fiscal 2002 from fiscal 2001 as a result of an increase in the average money order fee charged. Other fees declined primarily as a result of reductions in foreign currency exchange fees and fees from prepaid telephone cards.

During fiscal 2002, the Company opened 22 franchised stores, acquired eight former franchised stores, transferred one franchised store and closed four franchised stores. Franchise revenues consist of royalties, and initial and optional franchise fees. Franchise revenues declined slightly as a result of the reduced number of franchised store openings.

	Year Ended June 30,

Store and SSM		(in thousands)			(percentage of revenue)
Expense Analysis	2003	2002	2001	2003	2002	2001

Salaries and benefits	$58,170	$57,864	$51,969	24.8%	25.2%	26.4%
Occupancy	29,194	28,207	26,439	12.5	12.3	13.4
Armored and security	7,782	7,708	7,442	3.3	3.4	3.8
Returns and cash shorts	9,896	10,390	12,553	4.2	4.6	6.4
Loan losses and provisions	22,892	22,064	24,825	9.8	9.6	12.6
Depreciation	6,966	7,180	6,697	3.0	3.1	3.4
Other expenses	20,514	18,414	15,090	8.7	8.0	7.7

Total store expense	$155,414	$151,827	$145,015	66.3%	66.2%	73.7%

Average per store expense (including SSM expenses)	$157.8	$152.0	$146.1

Fiscal 2003 Compared to Fiscal 2002. Total store and SSM expenses increased by $3.6 million, or 2%, in fiscal 2003 over fiscal 2002, primarily as a result of increased lease expense related to the addition of over 100 SSMs placed in H&R Block retail offices during the 2003 tax season. Average store expense increased by approximately $6,000 per store in fiscal 2003 as compared to fiscal 2002. Total store and SSM expenses increased slightly as a percentage of revenues to 66.3% in fiscal 2003 from 66.2% in fiscal 2002 due to a reduction in loan fees and interest.

Salaries and benefits expenses increased only by $0.3 million, or 0.5%, in fiscal 2003 from fiscal 2002 due to slightly higher wages and bonuses, offset by improved personnel scheduling and fewer stores. Occupancy costs and armored and security expenses combined increased $1.1 million, or 3%, primarily as a result of maintenance expense related to the SSMs located in the H&R Block offices ($0.6 million) and scheduled increases in lease expense ($0.4 million). Returned checks, net of collections, and cash shortages decreased $0.5 million, or 5%, in fiscal 2003 as compared to fiscal 2002, due to continued improvements in operational procedures and controls. Returned checks, net of collections, and cash shortages as a percentage of revenues also decreased, to 4.2% in fiscal 2003 from 4.5% in fiscal 2002. Loan loss provision increased $0.8 million, or 4%, in fiscal 2003 from fiscal 2002 primarily due to the increase in the number of loans maturing as a result of the Company’s discontinuing its loan-related business in Georgia, North Carolina, and Alabama, and its transitioning from offering the Goleta loans, which ended December 31, 2002, to offering state-regulated short-term loan products. The overall collectability of the short-term loans improved slightly in fiscal 2003 compared to fiscal 2002. The allowance for loan losses of $8.7 million at June 30, 2003, represented 40.2% of gross loans receivable, a decrease from the allowance for loan losses of $12.2 million, representing 41.3% of gross loans receivable, at June 30, 2002. Loan losses are charged to this allowance, which is reviewed for adequacy (and may be adjusted) on a quarterly basis. Other store and SSM expenses increased $2.1 million, or 11%, in fiscal 2003 from fiscal 2002 primarily as a result of additional lease costs for the Company’s increased number of SSMs placed at H&R Block offices, increases in licensing fees related to the transition to a state-regulated short-term loan products, and increases in advertising expenses.

Fiscal 2002 Compared to Fiscal 2001. Total store and SSM expenses increased $6.8 million, or 5%, in fiscal 2002 over fiscal 2001, primarily as a result of an increased amount of performance bonuses and merit increases paid to store employees. Average store expense increased by approximately $6,000 per store in fiscal 2002 as compared to fiscal 2001. Total store and SSM expenses decreased as a percentage of revenues, however, to 66.2% in fiscal 2002 from 73.7% in fiscal 2001.

Salaries and benefits expenses increased $5.9 million, or 11%, in fiscal 2002 from fiscal 2001 primarily as a result of the increased performance bonus expense. Occupancy costs and armored and security expenses combined increased $2.0 million, or 6%, as a result of scheduled increases in lease and armored and security expense, along with additional armored and security expense related to the SSMs. Returned checks, net of collections, and cash shortages decreased $2.2 million, or 17%, in fiscal 2002 as compared to fiscal 2001, due to improvements in operational procedures and controls. Returned checks, net of collections, and cash shortages as a percentage of revenues also decreased to 5% in fiscal 2002 from 6% in fiscal 2001. Loan loss provision decreased $2.8 million, or 11%, in fiscal 2002 from fiscal 2001 primarily due to improved collections experience. The allowance for loan losses of $12.2 million at June 30, 2002, represented 41.3% of gross loans receivable, a decrease from the allowance for loan losses of $13.4 million, representing 48.2% of gross loans receivable, at June 30, 2001. Loan losses are charged to this allowance, which is reviewed for adequacy (and may be adjusted) on a quarterly basis. Other store and SSM expenses increased $3.3 million, or 22%, primarily as a result of lease costs for the SSMs at H&R Block offices, increases in bank charges related to increased rates for bank services and increased use of Automated Clearinghouse (ACH) transactions for collections, and additional expense related to operational and marketing supplies required to support the Goleta loan product.

	Year Ended June 30,

		(in thousands)			(percentage of revenue)
Other Expense Analysis	2003	2002	2001	2003	2002	2001

Region expenses	$17,056	$17,495	$14,127	7.3%	7.6%	7.2%
Headquarters expenses	17,133	16,594	10,328	7.3	7.2	5.2
Franchise expenses	1,225	993	1,017	0.5	0.4	0.5
Other depreciation and amortization	5,423	7,570	5,087	2.3	3.3	2.6
Interest expense	16,004	14,934	12,016	6.8	6.5	6.1
Other expenses	1,584	2,827	8,168	0.7	1.2	4.2

Region Expenses

Fiscal 2003 Compared to Fiscal 2002. Region expenses decreased $0.4 million, or 3%, in fiscal 2003 from fiscal 2002. The decrease results from a reduction in salaries and benefits expense resulting from a smaller average number of regional employees throughout the year. Region expenses decreased as a percentage of revenues to 7.3% in fiscal 2003 from 7.6% in fiscal 2002.

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

Headquarters Expenses

Fiscal 2003 Compared to Fiscal 2002. Headquarters expenses increased $0.5 million, or 3%, in fiscal 2003 over fiscal 2002. Increased salaries and benefits related to the addition of professional personnel, including an assistant vice president of internal audit, a compliance officer, and chief marketing officer, constituted $0.3 million of the expense increase; employee-performance bonus expense constituted $0.3 million of the increase; telephone expense constituted $0.3 million of the increase; and insurance expense constituted $0.1 million of the increase; and these increases were partially offset by a reduction in legal and professional expenses of $0.3 million. Headquarters expenses increased slightly as a percentage of revenues to 7.3% in fiscal 2003 from 7.2% in fiscal 2002.

Fiscal 2002 Compared to Fiscal 2001. Headquarters expenses increased $6.3 million, or 61%, in fiscal 2002 over fiscal 2001. Increased legal expenses associated with defending various lawsuits constituted $2.7 million of the increase; employee-performance bonus expense constituted $1.4 million of the increase; and the addition of headquarters personnel and their corresponding salaries and benefits constituted most of the remaining increase. Headquarters expenses increased as a percentage of revenues to 7.2% in fiscal 2002 from 5.2% in fiscal 2001.

Franchise Expenses

Fiscal 2003 Compared to Fiscal 2002. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in the ACE Franchise Group. Franchise expenses for fiscal 2003 increased $0.2 million, or 23%, in fiscal 2003 over fiscal 2002 as a result of changes in departmental staffing, and increased travel, legal, and professional expenses. Franchise expenses as a percentage of revenue increased to 0.5% for fiscal 2003 from 0.4% for fiscal 2002.

Fiscal 2002 Compared to Fiscal 2001. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in the ACE Franchise Group. Franchise expenses for fiscal 2002 remained substantially the same as those for fiscal 2001. Franchise expenses as a percentage of revenue decreased to 0.4% for fiscal 2002 from 0.5% for fiscal 2001.

Other Depreciation and Amortization

Fiscal 2003 Compared to Fiscal 2002. Other depreciation and amortization decreased $2.1 million, or 28%, in fiscal 2003 from fiscal 2002. This decrease was due to the decrease in the amount of debt financing costs amortized in fiscal 2003 compared to fiscal 2002.

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

Interest Expense

Fiscal 2003 Compared to Fiscal 2002. Interest expense increased $1.1 million, or 7%, in fiscal 2003 as compared to fiscal 2002. This increase was the result of an increase in the effective interest rate on the term debt ($2.5 million) and higher interest and cash usage fees for the increase of more than 100 SSMs at H&R Block offices ($1.5 million), which were partially offset by lower interest expense from lower average revolver advances and term note balances ($2.4 million) and lower interest paid on senior secured notes payable ($ 0.5 million).

Fiscal 2002 Compared to Fiscal 2001. Interest expense increased $2.9 million, or 24%, in fiscal 2002 as compared to fiscal 2001. This increase was the result of an increase in borrowings used to finance the higher-volume tax season operations and higher interest rates charged in the last half of fiscal 2002 by the Company’s bank lenders.

Other Expenses

Fiscal 2003 Compared to Fiscal 2002. Other expenses decreased by $1.2 million in fiscal 2003 from fiscal 2002. Other expenses for the fiscal years ended June 30, 2003 and 2002, included the following (in thousands):

	For the Year Ended
	June 30,

	2003	2002

Legal settlements (including $5 million charge for settlement and release of substantially all claims in the Company’s Goleta loan-related lawsuits)	$5,750	$1,984
Insurance recovery resulting from claims related to the Goleta loan-related lawsuits	(4,700)	—
Loss on liquidation of investment in ePacific	703	—
Store closing expense	534	1,029
Early extinguishment of senior secured debt	270	—
Gain on sale of stores to franchisees	(888)	—
Restructuring provision	—	(163)
Other	(85)	(23)

Total other expenses	$1,584	$2,827

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

Income Taxes

Fiscal 2003 Compared to Fiscal 2002. A provision of $8.5 million was recorded for income taxes for fiscal 2003, compared to $6.9 million for fiscal 2002. The provision for income taxes was calculated based on a statutory federal income tax rate of 35%, plus a provision for state income taxes. The effective income tax rate was 40.0% for fiscal 2003 compared to 40.6% for last fiscal year.

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

Gain on Sale of Discontinued Operations

Fiscal 2003 Compared to Fiscal 2002. The Company sold 19 underperforming stores in Florida in late-November 2002 for a pre-tax gain of $0.8 million and an after-tax gain of $0.5 million. The operating results of the 19 stores had no material impact on current or historical net income or cash flow for or during the years ended June 30, 2003, 2002, or 2001.

Balance Sheet Variations

Cash and cash equivalents, the money orders payable, and the revolving advances vary because of seasonal and day-to-day requirements resulting primarily from maintaining cash for cashing checks and making small consumer loans; receipts of cash from the sale of money orders and remittances on money orders sold; receipts of cash for wire transfers, and remittances for wire transfers; and receipts of cash for electronic bill payments and remittances for bill payments. For the year ended June 30, 2003, cash and cash equivalents decreased $8.2 million, compared to a decrease of $12.9 million for the year ended June 30, 2002.

Accounts receivable, net, at June 30, 2003 increased $0.6 million from June 30, 2002 primarily due to the $4.7 million receivable recorded in June 2003 related to the recovery of insurance claims regarding the Goleta Loan-related lawsuits, offset by a $4.0 million decrease in receivables from Goleta because of the cessation of offering Goleta loans at the Company’s stores effective December 31, 2002.

Loans receivable, net, at June 30, 2003 decreased $4.4 million from June 30, 2002 due to the Company’s transition from offering Goleta loans at most of its stores to offering a state-regulated short-term loan or service in a reduced number of its stores. Also, loans receivable, net, as of June 30, 2003 does not include any of the Republic Bank deferred-deposit loans available through the Company’s stores in Arkansas, Pennsylvania and Texas, because the Company serves only as marketing and servicing agent for Republic Bank regarding those loans and does not acquire or own any participation interest in any of those loans. The Company’s agreement with Republic Bank provides for the Company to receive agency fees from Republic Bank, though such fees are subject to reduction or offset by the losses from uncollected Republic Bank loans.

Prepaid expenses and other current assets at June 30, 2003 increased by $2.1 million from June 30, 2002 due to an increase in deferred financing costs ($2.7 million) and an increase in prepaid income taxes ($1.1 million), which were partially offset by a reduction in the deferred tax asset balance ($1.4 million) and other prepaid expenses related to the recognition of a full year’s expense associated with the lease and maintenance costs related to the SSMs, most of which are operated only during tax season in H&R Block locations ($0.3 million).

Property and equipment, net, at June 30, 2003 decreased $4.8 million as a result of depreciation expense ($8.2 million) and fixed asset retirements ($1.4 million) (including $0.8 million related to the sale of 19 underperforming stores in Florida in November 2002), offset by fixed asset additions of $4.8 million (including $0.6 million for capitalized software development.) Goodwill, net, at June 30, 2003 increased $0.6 million, from June 30, 2002 as a result of the two stores acquired during fiscal 2003. The Company opened 14 newly constructed stores, acquired two stores, closed 28 company-owned stores and sold 23 company-owned stores during the year ended June 30, 2003.

Revolving advances at June 30, 2003 decreased by $13.6 million from June 30, 2002 due to reduced average daily usage of the revolving credit facility, which in turn resulted from continued improvements in cash forecasting and operational procedures regarding store cash deliveries and more efficient management of working capital during fiscal 2003.

Accounts payable, accrued liabilities, and other current liabilities at June 30, 2003 increased by $12.2 million from June 30, 2002, as indicated by the following:

	For the Year Ended June 30,

			Increase
	2003	2002	(decrease)

	(in thousands)
Accounts payable – trade	$10,787	$5,329	$5,458
Accrued salaries and benefits	7,675	6,292	1,383
Payable to Republic Bank	6,662	—	6,662
Accrued litigation	5,139	2,286	2,853
Money transfer payable	4,223	3,545	678
Deferred revenue	1,322	2,006	(684)
Interest payable	423	158	265
Interest-rate swap	398	1,815	(1,417)
Restructuring accrual	203	374	(171)
Income taxes payable	106	1,716	(1,610)
Other	3,818	4,991	(1,173)

	$40,756	$28,512	$12,244

Senior secured notes payable at June 30, 2003 decreased by $8.0 million from June 30, 2002 due to the Company’s payment of the fourth annual $4.0 million installment of principal in November 2002 and prepayment of the final $4.0 million installment of principal in March 2003.

Term advances decreased by a total of $10.1 million at June 30, 2003, as compared to June 30, 2002, as the result of the Company’s repayment of those advances.

Loan Portfolio

The Company has established a loan loss allowance for its loans receivable (which consist of the Company’s payday loans and its participation interests in outstanding Goleta Loans) at a level that the Company’s management believes to be adequate to absorb known or probable losses from payday loans made by the Company and from the Company’s participation interests in outstanding Goleta Loans. In the first six months of fiscal 2003, the Company gradually ceased to offer Goleta Loans and began to offer state-regulated short-term loans or deferred-deposit-transaction services, commonly known as “payday loans,” at its owned stores. As of December 31, 2002, Goleta Loans were no longer offered at any of the Company’s stores, though the Company continued to collect outstanding Goleta Loans until June 30, 2003. Because the Company’s payday loan product is substantially similar to the Goleta Loans formerly offered, the Company’s method for determining its loan loss allowance for both types of loans is the same.

The Company’s current policy for determining the loan loss allowance is based on historical experience generally as well as the results of management’s review and analysis of the payment and collection of the loans within the last fiscal quarter. The Company has determined, based on recent operating history, that it receives payment of approximately 94.5% (for loans maturing in the first, second and fourth fiscal quarters) or 95.5% (for loans maturing during tax refund season in the third fiscal quarter) of the loan volume, or principal amount of the loans. Therefore, the loan loss allowance is approximately 5.5% of the principal amount of the loans maturing in the first, second and fourth fiscal quarters and approximately 4.5% of the principal amount of the loans maturing in the third fiscal quarter. The Company’s policy is to charge-off all of its payday loans, or participation interests in Goleta Loans, which are 180 days or more past due or delinquent. Charge-offs are applied as a reduction to the loan loss allowance, and any recoveries of previously charged-off loans or participation interests in Goleta Loans are applied as an increase to the loan loss allowance.

At the end of each fiscal quarter, the Company’s management analyzes the loan loss provision and the allowance that has been computed based on the activity described above to determine if the allowance is adequate based on its understanding of what is occurring in the stores with customers, past loan loss experience, current economic conditions, volume and growth of the loan portfolio, timing of maturity, as well as collections experience. For this purpose, each renewal of a loan (in which no additional principal is advanced) is treated as a continuation of the initial loan, and the Company includes only its participation interests in the Goleta Loans (instead of the entire amount of the Goleta Loans). If necessary, adjustments to the provision and the allowance are made.

An analysis of the loan loss allowance with reference to the Company’s gross loans receivable (which does not include any Republic Bank loans) is as follows:

	Year Ended June 30,

	2003	2002

	(in thousands)
Gross loans receivable	$21,734	$29,569
Less: Allowance for losses on loans receivable	8,734	12,213

Loans receivable, net of allowance	$13,000	$17,356

Allowance for losses on loans receivable:
Beginning of period	$12,213	$13,382
Provision for loan losses	19,361	21,924
Charge-offs	(23,729)	(24,519)
Recoveries	889	1,426

End of period	$8,734	$12,213

Net loan charge-offs as a percent of volume	5.4%	4.6%
Allowance as a percent of gross loans receivable	40.2%	41.3%

The reduction in gross loans receivable was primarily the result of (1) the transition during the first half of fiscal 2003 from Goleta Loans to alternative loan products or services, (2) the decrease in the number of stores in which loan products or services were offered, because the Company ceased to offer loan products or services in Maryland, Georgia, North Carolina and Alabama, and (3) the offering of Republic Bank loans, rather than the Company’s own loan product or service, at the Company’s stores in Texas, Arkansas, and Pennsylvania. These changes were in turn the result primarily of the Company’s agreements with the Office of the Comptroller of the Currency and Goleta to discontinue offering Goleta Loans at its stores by December 31, 2002. (See “– Cessation of the Goleta National Bank Relationship” below.)

The schedule below indicates the progression of receipts or collections of each “quarterly portfolio” of loans (consisting of both Company payday loans and participation interests in Goleta Loans). In this case, a “quarterly portfolio” is the Company’s interests in all of the loans that matured in a particular fiscal quarter. Management can track the payment rates at different points of time for each quarterly portfolio.

Management has established the following targets regarding each quarterly portfolio:

•	Receive or collect 91% (or 93% in the Company’s third fiscal quarter) of the total volume, or principal amount of loans, by the end of the current quarter (i.e., by June 30 for the payday loans or participation interests in Goleta Loans maturing between April 1 and June 30).

•	Receive or collect a cumulative 92.9% (or 94.5% in the Company’s third fiscal quarter) by 90 days out (i.e., by September 30 for the same quarterly portfolio).

•	Receive or collect a cumulative 94.5% (or 95.5% in the Company’s third fiscal quarter) by 180 days out (i.e., by December 31 for the same quarterly portfolio). The Company charges off its payday loans or participation interests in Goleta Loans when they become delinquent for 180 days.

The assumed higher rate of payment in the Company’s third fiscal quarter is a result of improved collections during the Company’s tax season, because of borrowers’ receipt of tax refunds.

Collection Progression for Quarterly Loan Portfolios

	Collection Percentage

		Actual

Days Following Quarter	Target	Fiscal 2003	Fiscal 2002	Fiscal 2001

	First Quarter
30	91.0%	92.4%	91.4%	90.4%
90	92.9%	94.7%	93.3%	90.8%
180	94.5%	95.1%	94.5%	92.0%
	Second Quarter
30	91.0%	93.1%	92.9%	91.4%
90	92.9%	95.9%	95.0%	93.0%
180	94.5%	96.1%	95.8%	94.1%
	Third Quarter
30	93.0%	93.5%	94.4%	93.3%

Collection Progression for Quarterly Loan Portfolios

	Collection Percentage

		Actual

Days Following Quarter	Target	Fiscal 2003	Fiscal 2002	Fiscal 2001

90	94.5%	95.9%	96.1%	94.7%
180	95.5%	—	96.5%	95.4%
	Fourth Quarter
30	91.0%	93.4%	92.4%	91.2%
90	92.9%	—	95.1%	92.9%
180	94.5%	—	95.4%	93.9%

Republic Bank Loans

Republic Bank loans are not included in the Company’s loan portfolio or in its loans receivable, because the Company serves only as a marketing and servicing agent for Republic Bank regarding those loans and does not acquire or own any participation interest in any of those loans. The Company’s agreement with Republic Bank provides for the Company to receive fees from Republic Bank, though those fees are subject to reduction or offset by the losses from the Republic Bank loans that are not collected.

Because of the Company’s economic exposure for losses related to the Republic Bank loans, the Company has established a payable to reflect its anticipated losses related to uncollected Republic Bank loans that are 180 days or more past due. Though the Company has not had any long-term experience with Republic Bank loans, it believes, based on the similarity of those loans to its own payday loans and the Goleta Loans, that the loss experience with Republic Bank loans will be similar to the loss experience with those other loans. Accordingly, the payable for amounts due to Republic Bank for losses regarding Republic Bank loans has been established at a level similar to the loan loss allowance for the Company’s other loan products.

As of June 30, 2003, the Company provided approximately $2.9 million for losses on Republic Bank loans and charged-off $0.9 million related to these loans. Therefore, the balance of the liability for Republic Bank loan losses reported in accrued liabilities as of June 30, 2003 is $2.0 million.

Cessation of the Goleta National Bank Relationship

On October 25, 2002, the Company entered into an agreement with the Office of the Comptroller of the Currency (the “OCC”), and on November 1, 2002, the Company entered into Amendment No. 3 to the Master Loan Agency Agreement with Goleta, to end the arrangement under which Goleta offered Goleta Loans at the Company’s stores effective December 31, 2002. Accordingly, as of January 1, 2003, Goleta Loans were no longer offered in any of the Company’s stores. As permitted by the two agreements, however, the Company continued, through June 30, 2003, to service and collect outstanding Goleta Loans under the Collection Servicing Agreement between it and Goleta.

Since January 1, 2003, the Company has offered at most of its stores, instead of the Goleta Loans, other short-term loans or deferred-deposit-transaction services made in accordance with state law and regulations. That transition has required the Company to obtain state licenses in certain states where Goleta Loans had previously been offered and has prompted the Company to enter into the Republic Bank Agreement regarding deferred-deposit loans by Republic Bank offered in the Company’s stores in Arkansas, Pennsylvania, and Texas. As of June 30, 2003, the Company was offering a state-regulated loan product or service in 862, or approximately 89%, of its owned stores; the Company was not offering any loan product or service in any of its stores in Alabama, Georgia, Maryland, and North Carolina.

As part of the agreements with the OCC and with Goleta, the Company agreed to indemnify 100%, instead of the previous 90%, of Goleta’s losses and expenses incurred on or after November 1, 2002 from certain third-party claims regarding the Goleta Loans, including pending lawsuits. The Company’s increased level of indemnification of Goleta regarding the Goleta Loans requires and will require it to pay 10% more than it would otherwise have paid to defend or settle and resolve the pending lawsuits, and any other proceedings that may arise, regarding the Goleta Loans.

In accordance with the agreement with Goleta, the Company acquired, for nominal amounts, (1) the shares of ePacific, that were owned by Goleta’s corporate parent and (2) the rights to the credit-scoring model that Goleta used throughout its arrangement with the Company to determine eligibility for the Goleta Loans that were offered at the Company’s stores.

Liquidity and Capital Resources

Cash Flows from Operating Activities

During fiscal 2003, 2002, and 2001, the Company had net cash provided by operating activities of $34.7 million, $18.4 million, and $20.4 million, respectively. The increase in cash flows provided from operating activities in fiscal 2003 compared to fiscal 2002 was primarily the result of the cessation of loan-related business in Maryland, Georgia, North Carolina, and Alabama and the transition from offering the Goleta Loans to offering the Company’s payday loan product or Republic Bank loans and strong operational performance.

During fiscal 2003, 2002, and 2001, the Company recognized $2.2 million, $2.2 million, and $3.1 million, respectively, in deferred revenue. The MoneyGram Agreement provides incentive bonuses for opening new locations at which MoneyGram services are offered as well as certain other performance incentives. Incentive bonuses are recognized as revenue over the term of the agreement. (See “Business – Relationships with the Money Order and MoneyGram Suppliers.”)

Cash Flows from Investing Activities

During fiscal 2003, 2002, and 2001, the Company used $4.8 million, $7.1 million, and $12.7 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Expenditures related to acquisitions were $0.7 million, $1.2 million, and $35.8 million for the fiscal years ended June 30, 2003, 2002, and 2001, respectively.

The Company’s total capital expenditures, excluding acquisitions, are currently anticipated to be approximately $9.5 million during its fiscal year ending June 30, 2004, in connection with the opening of 40 new stores, the relocation or remodeling of certain existing stores, and ongoing upgrades of the Company’s computer system. The actual amount of capital expenditures will depend in part on the number of new stores opened, the number of stores acquired, and the number of existing stores that are relocated or remodeled. The Company believes that its existing resources, anticipated cash flows from operations, and credit facilities will be sufficient to finance its anticipated capital expenditures and operational requirements during fiscal 2004. Although management anticipates that the Company will continue to expand, there can be no assurance that the Company’s expansion plans will not be adversely affected by the Company’s actual operating performance or by competition, market conditions, or changes in laws or regulations affecting check-cashing and related businesses of the types conducted by the Company.

Cash Flows from Financing Activities

During fiscal 2003 and fiscal 2002, the Company had net cash used by financing activities of $38.8 million and $23.0 million, respectively, and during fiscal 2001, the Company had net cash provided by financing activities of $51.8 million. During the year ended June 30, 2003, the Company reduced the money order principal payable by $6.5 million; reduced the balance of the revolving advances by $13.6 million; reduced the balance of the term advances by $10.1 million; paid the $4.0 million principal installment of its long-term notes payable when due; prepaid the final $4.0 million principal installment of its long-term notes payable (which was not due until November 15, 2003); and reduced the acquisitions notes payable balance by $0.6 million.

Certain Contractual Cash Commitments

The table below summarizes the Company’s cash obligations for certain leases, term debt and acquisition notes payable outstanding as of June 30, 2003:

		Payments Due by June 30,

					2007 and
	Total	2004	2005	2006	Thereafter

			(in thousands)
Operating leases	$47,533	$19,416	$13,576	$7,821	$6,720
Term notes	38,269	3,833	3,834	3,938	26,664
Acquisition notes payable	888	780	33	36	39

Total	$86,690	$24,029	$17,443	$11,795	$33,423

Money Order Agreement and MoneyLine Agreement

In April 1998, the Company signed a five-year money order agreement with Travelers Express, which became effective December 17, 1998. In conjunction with this agreement and the MoneyLine Agreement, the Company received $3 million from Travelers Express in fiscal 1998, received $400,000 in each of the remaining years of the contract. Payments are deferred and amortized on a straight-line basis over the five-year term of the agreements, beginning January 1999, based on the $5 million total.

Existing Credit Facilities

The Company’s existing credit facilities became effective on March 31, 2003, when the Company refinanced its outstanding revolving and term loan indebtedness under the Expired Credit Agreement (as defined below) by entering into:

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

The credit facilities under the new credit agreement and the indebtedness incurred under the note purchase agreement replaced the revolving and term-loan credit facilities and the outstanding indebtedness under the Expired Credit Agreement. The revolving facilities under the new credit agreement replaced the revolving facilities under the Expired Credit Agreement, and the indebtedness incurred by the Company under the note purchase agreement was used to fully pay the outstanding term loans, and terminate the term-loan facility, under the Expired Credit Agreement.

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

In addition, the credit agreement acknowledges that the Company may, before March 31, 2005, request an additional $10 million as part of the seasonal revolving credit facility, but none of the lenders committed to lend any of that amount in the credit agreement. Borrowings under the credit agreement may be used for the Company’s working capital and general corporate purposes, but not for capital expenditures or acquisitions (which can only be made out of the Company’s cash flow from operations).

Borrowings under the credit agreement bear interest at a variable annual rate equal to, at the Company’s discretion, either:

•	The sum of (a) the greatest of (i) the prime rate publicly announced by Wells Fargo Bank (the “Prime Rate”), (ii) one percent, plus the rate of interest on the secondary market for three-month certificates of deposit reported by the Board of Governors of the Federal Reserve System (the “Board of Governors”), multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for new negotiable nonpersonal time deposits in dollars of over $100,000 with maturities of approximately three months plus the annual assessment rate that is payable by a member of the Bank Insurance Fund classified as “well capitalized,” and (iii) the federal funds rate plus 0.5%; plus (b) a margin that varies from 1.5% to 2.75% per annum based on the Company’s debt-to-EBITDA ratio. (For this ratio, “EBITDA” is the Company’s earnings before interest, taxes, depreciation, and amortization.) This interest rate adjusts on a daily basis.

•	The sum of (a) the London Interbank Offered Rate (“LIBOR”) for (at the Company’s discretion) one-, two-, three- or six month maturities, multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for Eurocurrency funding, plus (b) a margin that varies from 3.0% to 4.25% per annum based on the Company’s debt-to-EBITDA ratio. This interest rate adjusts, at the Company’s discretion, at one-, two-, three-, or six-month intervals, in accordance with the corresponding LIBOR.

•	The sum of (a) LIBOR for one-month maturities, plus (b) a margin that varies from 3.0% to 4.25% per annum based on the Company’s debt-to-EBITDA ratio. This interest rate adjusts on a daily basis.

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

The Company is subject to various restrictive covenants stated in the credit agreement and in the note purchase agreement. The covenants in those documents are substantially similar. The covenants include restrictions on the incurrence of indebtedness from other sources, restrictions on advances to or investments in other persons or entities, restrictions on amounts payable to settle litigation, restrictions on the payment of dividends to shareholders and on the repurchase of shares, and the requirement that various financial ratios be maintained. Certain of the covenants in the credit agreement and in the note purchase agreement require the Company to limit its capital expenditures during each fiscal year to specified amounts and to limit any acquisition of assets or capital stock of an entity in the retail financial services business.

To reduce its risk of greater interest expense because of interest-rate fluctuations, the Company has entered into interest-rate swap agreements, which effectively converted a portion of its floating-rate interest obligations to fixed-rate interest obligations. On April 23, 2003, the Company entered into an interest-rate swap agreement with JP Morgan Chase Bank, regarding a notional amount of $60 million, to be effective until March 31, 2006. On June 2, 2003, the Company entered into an interest-rate swap agreement with National City Bank regarding a notional amount of $20 million, to be effective until March 31, 2006.

As of June 30, 2003, the Company had borrowed $83.9 million under its revolving line-of-credit facility, and $38.3 million was outstanding under the Notes. The Prime Rate effective on June 30, 2003 was 4.0%, and LIBOR effective on that date was 1.125%.

For a more complete description of the terms of the existing credit facilities, see Note 4 of Notes to Consolidated Financial Statements.

Expired Bank Credit Agreement

During the first nine months of fiscal 2003, the Company was a party to an Amended and Restated Credit Agreement (the “Expired Credit Agreement”) with a syndicate of banks (the “Lenders”) led by Wells Fargo Bank. The Expired Credit Agreement was amended twice during the nine-month period before its termination.

Because the Expired Credit Agreement in effect at the beginning of fiscal 2003 provided that the credit facilities expired on October 31, 2002, the Company entered into an amendment to that credit agreement on that date to renew the existing credit facilities only until November 13, 2002, in order to permit the Company and the Lenders to negotiate the terms of an extension of the credit facilities for an additional 12 months. On November 13, 2002, the Company entered into a second amendment to that credit agreement which extended the credit facilities until October 31, 2003.

Under the Expired Credit Agreement, until October 31, 2002:

•	The two primary credit facilities available to the Company were a revolving line-of-credit facility of $130 million and a term-loan facility of $49.85 million. Borrowings under the revolving line-of-credit facility were available for working capital and general corporate purposes. The Company had fully borrowed under the term-loan facility for store construction and relocation and other capital expenditures, including acquisitions, and refinancing other indebtedness. In addition to the two primary credit facilities, the Company also had available a standby letter-of-credit facility of up to $1.5 million from Wells Fargo Bank.

•	The Company’s borrowings under the revolving line-of-credit facility bore interest at a variable annual rate equal to, at the Company’s discretion, either the Prime Rate plus 3% or the LIBOR plus 4%. The Company’s borrowings under the term-loan bore interest at an annual rate of 9%. Interest was generally payable monthly, except on LIBOR-rate borrowings; interest on LIBOR-rate borrowings was payable every 30, 60, or 90 days, depending on the period selected by the Company.

•	The Company paid commitment fees of $524,000 on April 30, 2002, $500,000 on July 1, 2002, and $1,024,250 on October 1, 2002 for the credit facilities and an additional commitment fee equal to 0.5% per annum of the average daily unused portion of the revolving line-of-credit facility.

•	The Company paid the Lenders $1.0 million of principal of the outstanding term loan on April 30, 2002, and an additional $250,000 of principal of the outstanding term loan on the last business day of each calendar month ending before the maturity date; each such payment of principal was to be accompanied by the payment of all accrued interest on the outstanding principal of the term loan.

•	The Company was restricted from opening any new stores or entering into any new lease agreement for additional stores other than (1) completing construction and finish-out of five stores that the Company had committed to construct or finish-out as of December 31, 2001, and (2) opening ten other stores to replace stores closed in the ordinary course of business, if the capital expenditures for the completion and finish-out and the replacement of stores did not exceed $75,000 per store or a total of $750,000.

•	The Company was restricted from making aggregate capital expenditures, including to acquire any stores, in excess of $1.5 million (in addition to those permitted for opening new or additional stores) without the Lenders’ prior written consent.

•	The Company was required to obtain the Lenders’ prior written consent to any settlement payment by the Company regarding any lawsuit against the Company in excess of $1.5 million.

•	The Company agreed to pay the Lenders the net proceeds over $1 million of any sale of the Company’s assets outside of the ordinary course of business, to be applied first to reduce the outstanding term loan and then to reduce the outstanding revolving of line-of-credit loans.

•	The Company agreed to pay the Lenders a fee equal to 0.5% of all of the credit facilities available to the Company if the Company sells, or enters into a binding agreement to sell, all or substantially of its outstanding stock or assets, including by any merger, consolidation, share exchange, or other reorganization, on or before the maturity date of the credit facilities (as they may be extended) or within 120 days thereafter.

On October 31, 2002, the Company and the Lenders entered into an amendment to the Expired Credit Agreement which, among other things:

•	Extended all of the Company’s credit facilities to November 13, 2002.

•	Reduced the amount that the Company could borrow under the existing revolving line-of-credit facility to a maximum of $110 million, subject to the previously applicable borrowing base, until November 13, 2002.

•	Increased the interest rate on the revolving line-of-credit facility to a variable annual rate equal to, at the Company’s option, either the Prime Rate plus 3.5% or LIBOR plus 4.5%.

•	Obligated the Company to pay a commitment fee to the lenders of $183,133 on October 31, 2002.

On November 13, 2002, the Company and the Lenders entered into another amendment to the Expired Credit Agreement which, among other things:

•	Established the Company’s revolving line-of-credit facility at a maximum of $120 million and extended that facility and the $47.35 million term-loan facility to October 31, 2003.

•	Provided the Company an additional $55 million “seasonal” revolving credit facility available in varying amounts from December 1, 2002 until March 15, 2003. The maximum available amounts were $10 million from December 1 through December 31, 2002, $45 million thereafter through January 15, 2003, $55 million thereafter through February 28, 2003, and $10 million thereafter through March 15, 2003. The interest rate on this facility was the Prime Rate plus 4%.

•	Increased the interest rate on the term-loan facility to a fixed annual rate of 15%.

•	Required the Company to pay the Lenders principal of the outstanding term loan in the amounts of $0.5 million on January 31, 2003, $5.75 million on February 28, 2003, and $0.25 million on March 31, 2003 and at the end of each

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

To reduce its risk of greater interest expense under the Expired Credit Agreement upon an increase in the Prime Rate or LIBOR, the Company had entered into interest-rate swap agreements, the last of which expired effective December 31, 2002, which effectively converted a portion of its floating-rate interest obligations to fixed-rate obligations, as described in Note 4 of Notes to Consolidated Financial Statements.

SSM Funding Arrangements

A multi-year license agreement with H&R Block Tax Services, Inc. permits the Company to place its SSMs in certain H&R Block retail offices during the tax season of each year. The SSMs are available to cash only tax refund and tax refund anticipation loan checks for H&R Block customers.

In early-January 2003, the Company completed two arrangements to obtain up to $290 million in cash or currency for the more than 240 SSMs placed in the H&R Block retail offices during the 2003 tax season. One of the arrangements was with Texas Capital Bank, National Association, a national bank that is a subsidiary of Texas Capital Bancshares, Inc. (“Texas Capital Bank”). The other arrangement was with DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, a German bank, as arranger and liquidity agent (“DZ Bank”), and Autobahn Funding Company LLC, as lender (“Autobahn Funding”). The Company’s arrangement with Texas Capital Bank extended only for the 2003 tax season. The Company’s arrangement with DZ Bank and Autobahn Funding was effective for the 2003 tax season and will be effective for the four successive annual tax seasons, through 2007. For a description of the terms of the arrangements with Texas Capital Bank and with DZ Bank and Autobahn Funding, see Note 4 of Notes to Consolidated Financial Statements.

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

Stock Repurchase Program

In fiscal 2000, the Company’s Board of Directors authorized the repurchase from time to time of up to approximately $5 million of the Company’s common stock in the open market or in negotiated transactions. During fiscal 2002, the Company repurchased 211,400 shares at an average price of $12.81 per share. During fiscal 2003, no shares were repurchased. The Company’s new credit agreement and new note purchase agreement restrict the Company’s right to repurchase shares. This stock repurchase program will remain in effect, however, until discontinued by the Board of Directors.

Litigation Expenses

As indicated in “Legal Proceedings” above, the Company has been required to defend itself and, in some matters, its directors, officers, and others in various lawsuits and state regulatory proceedings regarding its current and past loan-related activities. The Company has incurred significant legal expenses in conducting that defense, and if the proposed settlement in the Purdie lawsuit is not finally approved by the court or otherwise implemented, the Company may have to incur additional significant legal expenses in defending itself and others, regardless of the Company’s success in defending or otherwise resolving the various proceedings. The Company is, in accordance with its Bylaws, paying the expenses of defense for its directors, officers, and other employees named as additional defendants in these lawsuits. The Company also is, in accordance with the Goleta Agreement, paying all of the expenses of Goleta as a party in these proceedings. In fiscal 2003, the Company’s expense of defense, for itself and others, was approximately $2.2 million. In light of the pendency of the proposed Purdie settlement, and because of the various factors involved in litigation, it is impossible to predict an amount or a range of amounts that the Company may have to expend, in fiscal 2004 or thereafter, to conduct that defense. Assuming the Purdie settlement receives final court approval and is implemented, the Company currently estimates that its legal expenses in defending, for itself and others, the various lawsuits will be approximately $0.8 million during fiscal 2004.

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123” (“SFAS 148”). SFAS 148 was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Entities are still permitted to account for stock-based compensation programs using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company currently accounts for stock-based compensation using the intrinsic value method. The interim disclosure requirements prescribed by SFAS 148 are required for interim periods beginning after December 15, 2002, and were included in the Company’s Form 10-Q for the quarter ended March 31, 2003, and the required annual disclosures are included in the accompanying consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. This applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for June 30, 2003. FIN 45 had no effect on the Company’s financial position and results of operations. The Company made the disclosures required by FIN 45 in these consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that variable interest entities (VIE) be consolidated by their primary beneficiary. FIN 46 became effective with all financial statements issued after January 31, 2003. FIN 46 had no effect on the Company’s financial position and results of operations.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company’s financial position and results of operations.

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

The Company maintains an allowance for loan losses and a payable to Republic Bank at levels it considers sufficient to cover the anticipated losses in the collection of the Company’s loan portfolio and its liability for Republic Bank’s loan losses. The allowance for loan losses and payable to Republic Bank are determined based upon a review of historical and recent loan losses and the loan portfolio, and takes into consideration economic conditions and trends. The allowance for loan losses and payable to Republic Bank are periodically reviewed by the Company’s management with any changes reflected in current operations. It is at least reasonably possible that actual loan losses may be materially different from the recorded allowance for loan losses or recorded amount payable to Republic Bank.

Operating Trends

Seasonality

The Company’s business is seasonal to the extent of the impact of cashing tax refund checks and tax refund anticipation loan checks. The impact of these services is in the third and fourth quarters of the Company’s fiscal year. The Company’s loan business declines slightly in the third fiscal quarter as a result of the customers’ receipt of tax refund checks and tax refund anticipation loans.

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

Those risks, uncertainties, and factors include, but are not limited to:

•	ACE’s relationships with Travelers Express Company, Inc. and its affiliates, and with ACE’s bank lenders, with American Capital Strategies, Ltd., and with H&R Block;

•	ACE’s relationships with third-party providers of products and services offered by ACE or property used in ACE’s operations;

•	federal and state governmental regulation of check-cashing, short-term consumer lending, and related financial services businesses;

•	the results of litigation regarding short-term consumer lending activities, including the possibility that the Purdie settlement will not receive final court approval or otherwise be implemented;

•	theft and employee errors;

•	the availability of adequate financing, suitable locations, acquisition opportunities and experienced management employees to implement the ACE’s growth strategy;

•	increases in interest rates, which would increase ACE’s borrowing costs;

•	the fragmentation of the check-cashing industry and competition from various other sources, such as banks, savings and loans, short-term consumer lenders, and other similar financial services entities, as well as retail businesses that offer products and services offered by ACE;

•	the terms and performance of third-party products and services offered at ACE locations; and

•	customer demand and response to products and services offered at ACE locations.

The Company expressly disclaims any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in the Company’s views or expectations, or otherwise. The Company makes no prediction or statement about the performance of the Company’s Common Stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, particularly including changes in interest rates that might affect the costs of its financing under the former Credit Agreement and under the credit agreement and the new note purchase agreement, as described in Note 4 of Notes to Consolidated Financial Statements. To mitigate the risks of changes in interest rates, the Company utilizes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes. To reduce its risk of greater interest expense because of interest-rate fluctuations, the Company has historically entered into interest-rate swap agreements, which effectively converted a portion of its floating-rate interest obligations to fixed-rate interest obligations, as described in Note 4 of Notes to Consolidated Financial Statements. The Company’s last interest-rate swap agreement that was effective during the first nine months of fiscal 2003, during the effectiveness of the former bank credit agreement, expired effective December 31, 2002. The terms of the Company’s new credit agreement and note purchase agreement, however, require the Company to enter into one or more interest-rate swap agreements to effectively convert to fixed-rate obligations the floating-rate obligations outstanding under those agreements. Accordingly, on April 23, 2003, the Company entered into an interest-rate swap agreement with JPMorgan Chase Bank regarding a notional amount of $60 million, and on June 2, 2003, the Company entered into an interest-rate swap agreement with National City Bank regarding notional amount of $20 million. Both of these swap agreements are scheduled to continue until March 31, 2006.

The fair value of the Company’s existing interest-rate swaps was ($1.7) million as of June 30, 2003. Based on the average outstanding indebtedness in the previous quarter, a 10% change in interest rates would have changed the Company’s interest expense by approximately $192,000 (pre-tax) for the year ended June 30, 2003 without consideration of the Company’s interest-rate swaps. The associated underlying debt has exceeded the notional amount for each swap throughout the existence of the swaps, and it is anticipated that it will continue to do so. The existing swaps are based on the same index as, and repriced on a consistent basis with, their respective underlying debt.

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

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

The information called for in Part III of this Form 10-K is incorporated by reference from the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than October 28, 2003 (120 days after the Company’s fiscal year).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

Exhibit Number	Exhibits

3.1	Restated Articles of Incorporation of the Company, as amended through January 31, 1998. (Included as Exhibit 3.6 to the Company’s Form 10-Q as of December 31, 1997 (Commission File Number 0-20774) and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of the Company, as amended through January 31, 1998. (Included as Exhibit 3.7 to the Company’s Form 10-Q as of December 31, 1997 (Commission File Number 0-20774) and incorporated herein by reference.)

Exhibit Number	Exhibits

3.3	Certificate of Amendment to the Company’s Bylaws dated January 3, 2000. (Included as Exhibit 3.3 to the Company’s Form 10-Q as of December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.)

4.1	Form of Certificate representing shares of Registrant’s Common Stock. (Included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-53286) (the “Registration Statement”) and incorporated herein by reference.)

10.1	Lease Agreement dated October 1, 1987, between the Company and Greenway Tower Joint Venture, as amended by First Amendment to Lease Agreement dated April 29, 1988, Second Amendment to Lease Agreement dated August 24, 1988, Third Amendment to Lease Agreement dated December 29, 1988 and Fourth Amendment to Lease Agreement dated January 29, 1991. (Included as Exhibit 10.8 to the Registration Statement and incorporated herein by reference.)

10.2	Fifth Amendment to Lease Agreement dated June 13, 1994, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.10 to the Company’s Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)

10.3	Ace Cash Express, Inc. 401(k) Profit Sharing Plan, adopted July 1, 1994. (Included as Exhibit 10.13 to the Company’s Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.4	Ace Cash Express, Inc. Deferred Compensation Plan, adopted July 1, 1994. (Included as Exhibit 10.14 to the Company’s Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.5	Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan dated March 27, 1995. (Included as Exhibit 10.19 to the Company’s Form 10-K as June 30, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.6	Sixth Amendment to Lease Agreement dated February 1, 1996, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.25 to the Company’s Form 10-Q as of March 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.7	Amendment No.1 to the Ace Cash Express 401K Profit Sharing Plan effective January 1, 1998. (Included as Exhibit 10.33 to the Company’s Form 10-Q as of March 31, 1998 (Commission File Number 0-20774) and incorporated herein by reference.)#

11.8	Amendment No. 1 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.34 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

11.9	Amendment No. 2 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.35 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.10	Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit A to the Company’s Proxy Statement for the 1997 Annual Meeting of Shareholders (Commission File No. 0-20774) and incorporated herein by reference.)#

10.11	Amendment No. 1 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.37 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.12	Form of Change-in-Control Executive Severance Agreement between the Company and each of its three executive officers. (Included as Exhibit 10.38 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.13	Money Order Agreement dated as of April 16, 1998, but effective as of December 16, 1998, between the Company and Travelers Express Company, Inc. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934). (Included

Exhibit Number	Exhibits

as Exhibit 10.39 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)

10.14	Amendment No.3 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.44 to the Company’s Form 10-Q as of December 31, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.15	Amendment No. 2 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.45 to the Company’s Form 10-Q as of December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.16	Master Loan Agency Agreement dated as of August 11, 1999, between the Company and Goleta National Bank. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.47 to the Company’s Form 10-K as of June 30, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)

10.17	Money Transfer Agreement dated as of June 30, 2000, among the Company, Travelers Express Company, Inc., and MoneyGram Payment Systems, Inc. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.48 to the Company’s Form 10-K as of June 30, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)

10.18	Amendment No. 3 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.50 to the Company’s Form 10-Q as of December 31, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.19	Asset Purchase Agreement dated November 10, 2000, among the Company, Check Cashiers of Arizona, Inc., Check Cashiers of California, Inc., Corpus Christi Check Cashiers, Inc., U.S. Money Order Company, Inc., Valley Check Cashiers, Inc., Morris Silverman, and Jeffrey D. Silverman. (Included as Exhibit 2.1 to the Company’s Form 8-K dated November 10, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)

10.20	Escrow Agreement dated November 10, 2000, among the Company, Check Cashiers of Arizona, Inc., Check Cashiers of California, Inc., Corpus Christi Check Cashiers, Inc. U.S. Money Order Company, Inc., Valley Check Cashiers, Inc., and Chicago Title Insurance Company, as Escrow Agent. (Included as Exhibit 2.2 to the Company’s Form 8-K dated November 10, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)

10.21	Form of Amendment to Change-in-Control Executive Severance Agreement between the Company and each of its four senior executive officers (Donald H. Neustadt, Jay B. Shipowitz, Raymond E. McCarty, and Debra A. Bradford) dated as of January 3, 2001. (Included as Exhibit 10.51 to the Company’s Form 10-Q as of March 31, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.22	Amendment Number 1 to Master Loan Agency Agreement, with the corresponding Amendment Number 1 to Master Loan Participation Agreement and Amendment Number 1 to Schedule of Interest and Fees, dated of March 29, 2001, between the Company and Goleta National Bank. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.52 to the Company’s Form 10-Q as of March 31, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)

10.23	Change-in-Control Executive Severance Agreement dated as of May 15, 2001, between the Company and Barry M. Barron. (Included as Exhibit 10.56 to the Company’s Form 10-K as of June 30, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.24	Amendment Number 2 to Master Loan Agency Agreement, with the corresponding Amendment Number 2 to Master Loan Participation Agreement, dated of June 30, 2001, between the Company and Goleta National Bank. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.57 to the Company’s Form 10-K as of June 30, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)

10.25	Separation Agreement dated as of February 28, 2002, between the Company and R. Edward McCarty. (Included as Exhibit 10.1 to the Company’s Form 10-Q as of March 31, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)#

Exhibit Number	Exhibits

10.26	Consulting Agreement dated as of February 28, 2002, between the Company and R. Edward McCarty. (Included as Exhibit 10.2 to the Company’s Form 10-Q as of March 31, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.27	Seventh Amendment to Lease Agreement dated December 20, 2000, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.66 to the Company’s Form 10-K as of June 30, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)

10.28	Eighth Amendment to Lease Agreement dated May 10, 2001, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.67 to the Company’s Form 10-K as of June 30, 2002 (Commission File No. 0- 20774) and incorporated herein by reference.)

10.29	Ace Cash Express, Inc. Executive Non-Qualified Excess Plan Adoption Agreement with the First Amendment to the Ace Cash Express, Inc. Executive Non-Qualified Excess Plan, dated as of October 1, 2001. (Included as Exhibit 10.68 to the Company’s Form 10-K as of June 30, 2002 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.30	Stipulation and Consent to the Issuance of a Consent Order between Ace Cash Express, Inc. and the Office of the Comptroller of the Currency dated October 25, 2002. (Included as Exhibit 10.1 to the Company’s Form 8-K filed on November 5, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)

10.31	Consent Order issued by the Office of the Comptroller of the Currency In the Matter of Ace Cash Express, Inc., Irving, Texas, as Agent and Bank Service Provider for Goleta National Bank, Goleta, California, dated October 25, 2002. (Included as Exhibit 10.2 to the Company’s Form 8-K filed on November 5, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)

10.32	Amendment Number 3 to Master Loan Agency Agreement, with the corresponding Amendment Number 1 to Collection Servicing Agreement, dated November 1, 2002, between Ace Cash Express, Inc. and Goleta National Bank. (Included as Exhibit 10.3 to the Company’s Form 8-K filed on November 5, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)

10.33	Amendment No. 4 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.1 to the Company’s Form 10-Q as of December 31, 2002 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.34	License Agreement dated November 22, 2000, with Addendum No. 1 thereto dated as of May 31, 2001, by and between H&R Block Tax Services, Inc. and the Company. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.1 to the Company’s Form 8-K filed on January 21, 2003 (Commission File No. 0-20774) and incorporated herein by reference.)

10.35	Cash Services Agreement dated as of December 17, 2002, by and between the Company and Texas Capital Bank, National Association, together with the material Exhibits and Annexes thereto. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.2 to the Company’s Form 8-K filed on January 21, 2003 (Commission File No. 0-20774) and incorporated herein by reference.)

10.36	Loan and Servicing Agreement dated as of December 18, 2002, among Ace Funding LLC, the Company, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, together with the material Schedules, Exhibits and Annexes thereto. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.3 to the Company’s Form 8-K filed on January 21, 2003 (Commission File No. 0-20774) and incorporated herein by reference.)

10.37	Marketing and Servicing Agreement dated as of October 21, 2002, with First Amendment to Marketing and Servicing Agreement dated as of January 28, 2003, between Republic Bank & Trust Company and the Company. (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.1 to the Company’s Form 10-Q as of March 31, 2003 (Commission File No. 0-20774) and incorporated herein by reference.)

10.38	Restricted Stock Agreement dated January 28, 2003 between the Company and Barry M. Barron. (Included as

Exhibit Number	Exhibits

Exhibit 10.2 to the Company’s Form 10-Q as of March 31, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.39	Credit Agreement dated March 31, 2003, by and among the Company, Wells Fargo Bank Texas, National Association, as administrative agent for the lenders, JPMorgan Chase Bank, as syndication agent and as agent for the lenders, J.P. Morgan Securities, Inc., Bank of America, N.A., U.S. Bank National Association, and the lenders named in Schedule 2.01, together with the Exhibits and Schedules thereto. (Included as Exhibit 10.1 to the Company’s Form 8-K filed on April 14, 2003 (Commission File No. 0-20774) and incorporated herein by reference.)

10.40	Note Purchase Agreement dated as of March 31, 2003, by and among the Company, the purchasers party thereto listed in Annex A thereto, and American Capital Financial Services, Inc., as administrative agent for the purchasers, together with the Annex and the Exhibits and Schedules thereto. (Include as Exhibit 10.2 to the Company’s Form 8-K filed on April 14, 2003. (Commission File No. 0-20774) and incorporated herein by reference.)

21	Subsidiaries of the Company.*

23	Consent of Grant Thornton LLP.*

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

#	Management contract or compensatory plan or arrangement

(b)	Reports on Form 8-K

(i)	The Company filed a Current Report on Form 8-K during the fiscal quarter ended June 30, 2003, regarding the Company’s refinancing of its outstanding revolving and term-loan indebtedness by entering into a new credit agreement with a syndicate of banks and a new note purchase agreement with a purchaser of $40 million of the Company’s senior subordinated secured promissory notes. The Company filed the Report dated March 31, 2003, on April 14, 2003. The Items reported therein were as follows:

Item 5 –	Other Events

Item 7 –	Financial Statements and Exhibits:

Exhibit 10.1 — Credit Agreement dated March 31, 2003 by and among the Company, Wells Fargo Bank Texas, National Association, as administrative agent for the lenders, JPMorgan Chase Bank, as syndication agent and as agent for the lenders, J.P. Morgan Securities, Inc., Bank of America, N.A., U.S. Bank National Association, and the lenders named in Schedule 2.01, together with the Exhibits and Schedules thereto.

Exhibit 10.2 — Note Purchase Agreement dated as of March 31, 2003, by and among the Company, the purchasers party thereto listed in Annex A thereto, and American Capital Financial Services, Inc., as administrative agent for the purchasers, together with the Annex and the Exhibits and Schedules thereto.

(ii)	The Company filed a Current Report on Form 8-K during the fiscal quarter ended June 30, 2003, regarding a press release announcing its earnings for the fiscal quarter ended March 31, 2003. The Company filed the Report dated April 24, 2003, on April 25, 2003. The Items reported therein were as follows:

Item 7 –	Financial Statements and Exhibits:

Exhibit 99.1 — Press Release dated April 24, 2003.

Item 9 –	Regulation FD Disclosure (Information provided pursuant to Item 12, “Disclosure of Results of Operations and Financial Condition”)

(iii)	The Company filed a Current Report on Form 8-K during the fiscal quarter ended June 30, 2003, regarding its entering into a settlement agreement to resolve claims asserted against it regarding the former offering of Goleta National Bank short-term loans at its stores and its establishment of a $5 million reserve in its financial statements for the quarter ended March 31, 2003 and its incurrence of a one-time charge (net of tax) of $3 million for that quarter. The Company filed the Report dated May 13, 2003, on May 14, 2003. The Items reported therein were as follows:

Item 7 –	Financial Statements and Exhibits:

Exhibit 99.1 — Press Release dated May 13, 2003.

Item 9 –	Regulation FD Disclosure (Information provided pursuant to Item 12, “Results of Operations and Financial Condition” in accordance with SEC Release No. 34-47583)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE CASH EXPRESS, INC.

By:	/s/ WILLIAM S. MCCALMONT

William S. McCalmont
Executive Vice President and
Chief Financial Officer

Date:	September 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title

/s/ RAYMOND C. HEMMIG Raymond C. Hemmig	Chairman of the Board, Director

/s/ DONALD H. NEUSTADT Donald H. Neustadt	Chief Executive Officer, Director (Principal Executive Officer)

/s/ JAY B. SHIPOWITZ Jay B. Shipowitz	President and Chief Operating Officer Director

/s/ WILLIAM S. MCCALMONT William S. McCalmont	Executive Vice President and Chief Financial Officer Treasurer

/s/ WALTER E. EVANS Walter E. Evans	Senior Vice President and General Counsel Secretary

/s/ MARSHALL B. PAYNE Marshall B. Payne	Director

/s/ MICHAEL S. RAWLINGS Michael S. Rawlings	Director

/s/ EDWARD W. ROSE III Edward W. Rose III	Director

/s/ CHARLES DANIEL YOST Charles Daniel Yost	Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders,
Ace Cash Express, Inc.:

We have audited the consolidated balance sheets of Ace Cash Express, Inc. (a Texas corporation) and Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Ace Cash Express, Inc. for the year ended June 30, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on these consolidated financial statements in their report dated August 13, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ace Cash Express, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Dallas, Texas
August 19, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Ace Cash Express, Inc. filing on Form 10-K for the year ended June 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing of Form 10-K. The consolidated balance sheet at June 30, 2001 and 2000, and the consolidated statements of earnings, shareholders’ equity and cash flows for the years ended June 30, 2000 and 1999, have not been included in the accompanying financial statements.

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

ARTHUR ANDERSEN LLP

Dallas, Texas
August 13, 2001

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	June 30,
	2003	2002

ASSETS
Current Assets
Cash and cash equivalents	$108,110	$116,264
Accounts receivable, net	9,429	8,792
Loans receivable, net	13,000	17,356
Prepaid expenses, inventories, and other current assets	10,742	8,925

Total Current Assets	141,281	151,337

Noncurrent Assets
Property and equipment, net	32,352	37,161
Covenants not to compete, net	1,151	1,546
Goodwill, net	75,586	75,015
Other assets	8,398	2,003

Total Assets	$258,768	$267,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Revolving advances	$83,900	$97,500
Accounts payable, accrued liabilities, and other current liabilities	40,756	28,512
Money orders payable	6,884	13,417
Senior secured notes payable	—	4,000
Term advances	3,833	48,350
Notes payable	778	1,145

Total Current Liabilities	136,151	192,924

Noncurrent Liabilities
Senior secured notes payable	—	4,000
Term advances	34,436	—
Notes payable	110	319
Other liabilities	9,087	3,680

Total Liabilities	179,784	200,923

Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 10,395,113 and 10,391,988 shares issued and 10,183,713 and 10,180,588 shares outstanding, respectively	102	102
Additional paid-in capital	24,385	24,353
Retained earnings	58,244	45,469
Accumulated comprehensive loss	(1,017)	(1,078)
Treasury stock, at cost, 211,400 shares	(2,707)	(2,707)
Unearned compensation - restricted stock	(23)	—

Total Shareholders’ Equity	78,984	66,139

Total Liabilities and Shareholders’ Equity	$258,768	$267,062

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Year Ended June 30,

	2003	2002	2001

Revenues	$234,289	$229,266	$196,775
Store expenses:
Salaries and benefits	58,170	57,864	51,969
Occupancy	29,194	28,207	26,439
Provision for loan losses and doubtful accounts	22,892	22,064	24,825
Depreciation	6,966	7,180	6,697
Other	38,192	36,512	35,085

Total store expenses	155,414	151,827	145,015

Store gross margin	78,875	77,439	51,760
Region expenses	17,056	17,495	14,127
Headquarters expenses	17,133	16,594	10,328
Franchise expenses	1,225	993	1,017
Other depreciation and amortization	5,423	7,570	5,087
Interest expense	16,004	14,934	12,016
Other expenses, net	1,584	2,827	8,168

Income from continuing operations before taxes	20,450	17,026	1,017
Provision for income taxes	8,174	6,913	406

Income from continuing operations	12,276	10,113	611
Discontinued operations:
Gain on sale of discontinued operations, net of tax	499	—	—

Net income	$12,775	$10,113	$611

Basic and diluted earnings per share:
Continuing operations	$1.20	$1.00	$0.06
Discontinued operations	0.05	—	—

Total	$1.25	$1.00	$0.06

Weighted average number of common shares outstanding:
Basic	10,181	10,118	10,012
Diluted	10,206	10,141	10,158

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except shares)

								Unearned
	Common Stock		Additional		Accumulated	Treasury Stock		Compensation	Total
			Paid-In	Retained	Comprehensive			- Restricted	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Stock	Equity

Balance as of July 1, 2000	9,984,563	$100	$22,715	$34,745	$—	181,400	($2,401)	$—	$55,159
Net income	—	—	—	611	—	—	—	—	611
Cumulative effect of accounting change	—	—	—	—	648	—	—	—	648
Change in fair value of interest-rate swaps, net of tax	—	—	—	—	(1,959)	—	—	—	(1,959)

Comprehensive loss									(700)

Stock options exercised and related tax benefit	92,557	—	573	—	—	—	—	—	573
Repurchased shares, at cost	(30,000)	—	—	—	—	30,000	(306)	—	(306)

Balance as of June 30, 2001	10,047,120	100	23,288	35,356	(1,311)	211,400	(2,707)	—	54,726
Net income	—	—	—	10,113	—	—	—		10,113
Change in fair value of interest-rate swaps, net of tax	—	—	—	—	233	—	—	—	233

Comprehensive income									10,346

Stock options exercised and related tax benefit	133,468	2	1,065	—	—	—	—	—	1,067

Balance as of June 30, 2002	10,180,588	$102	$24,353	$45,469	($1,078)	211,400	($2,707)	—	66,139
Net income	—	—	—	12,775	—	—	—	—	12,775
Change in fair value of interest-rate swaps, net of tax	—	—	—	—	61	—	—	—	61

Comprehensive income									12,836

Stock options exercised and related tax benefit	625	—	7	—	—	—	—	—	7
Restricted stock	2,500	—	25	—	—	—	—	(23)	2

Balance as of June 30, 2003	10,183,713	$102	$24,385	$58,244	($1,017)	211,400	($2,707)	($23)	$78,984

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,

	2003	2002	2001

Cash flows from operating activities:
Net income	$12,775	$10,113	$611
Less: Gain on sale of discontinued operations, net of tax	499	—	—

Income from continuing operations	12,276	10,113	611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,389	14,750	11,784
Provision for loan losses	22,772	22,064	24,825
Provision for doubtful accounts	120	—	—
Restructuring charge	—	(163)	6,630
Loss on disposal of property and equipment	634	688	—
Loss on investment in ePacific	703	—	—
Deferred income taxes	5,818	1,443	(7,104)
Deferred revenue	(2,217)	(2,182)	(3,077)
Compensation on restricted stock grants	2	—	—
Changes in assets and liabilities:
Accounts receivable	(757)	(5,374)	2,110
Loans receivable	(15,483)	(24,894)	(20,516)
Prepaid expenses, inventories and other current assets	(3,917)	138	(7,175)
Other assets	(10,888)	(4,453)	(816)
Accounts payable, accrued liabilities, and other liabilities	13,279	6,260	13,083

Net cash provided by operating activities	34,731	18,390	20,355
Cash flows from investing activities:
Purchases of property and equipment, net	(4,771)	(7,127)	(12,655)
Cost of net assets acquired	(673)	(1,177)	(35,841)

Net cash used by investing activities	(5,444)	(8,304)	(48,496)
Cash flows from financing activities:
Net increase (decrease) in money orders payable	(6,533)	(3,511)	6,441
Net borrowings (repayments) from revolving advances	(13,600)	(12,300)	14,800
Net borrowings (repayments) from term advances	(10,081)	(4,650)	34,500
Net borrowings (repayments) of notes payable	(576)	386	(258)
Payments of senior secured notes payable	(8,000)	(4,000)	(4,000)
Proceeds from stock options exercised	7	1,067	573
Purchase of treasury stock	—	—	(306)

Net cash provided (used) by financing activities	(38,783)	(23,008)	51,750

Cash provided (used) by continuing operations	(9,496)	(12,922)	23,609
Cash provided by sale of discontinued operations	1,342	—	—

Net increase (decrease) in cash and cash equivalents	(8,154)	(12,922)	23,609
Cash and cash equivalents, beginning of year	116,264	129,186	105,577

Cash and cash equivalents, end of year	$108,110	$116,264	$129,186

Supplemental disclosures of cash flows information:
Interest paid	$15,391	$12,292	$11,710
Income taxes paid	$5,309	$3,871	$5,739

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Ace Cash Express, Inc. (the “Company”) was incorporated under the laws of the state of Texas in March 1982. The Company operates in one line of business with two segments (company-owned and franchised operations) and provides retail financial services, such as check-cashing; small, short-term consumer loans; third-party bill-payments; money orders; wire transfers; and other transactional services to customers for a fee. On June 30, 2003, the Company owned and operated 968 stores and had 200 franchised stores, for a total network of 1,168 stores in 36 states and the District of Columbia.

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

Revenue Recognition Policy

Approximately 90% of the Company’s revenues result from transactions at the point-of-sale with its customers, and approximately 65% of the Company’s revenues are effectively recognized when the transaction is completed at the point-of-sale. These transactions include check cashing, bill payment, money transfer, money order purchases, and other miscellaneous products and services grouped in “other fees.” The Company acts in an agency capacity regarding many of the products and services offered and sold at its stores, and therefore records revenue amounts received less all costs remitted as revenue.

For payday loans made by the Company and for the Goleta Loans (as defined below) for which the Company acts only as marketing agent and servicer (for a fee from the lender), revenues constituting loan fees and interest are recognized ratably over the term of each loan, which is generally 14 days.

Contractual revenue guarantees from partners are recognized in accordance with the terms of the contracts under which they are paid. Any bonus or incentive payments from partners are amortized over the term or duration of the contracts under which they are made.

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

The components of revenue are as follows:

	Year Ended June 30,

	2003	2002	2001

	(in thousands)
Check cashing fees	$125,703	$118,907	$105,479
Loan fees and interest	70,806	74,197	54,771
Bill payment services	13,507	10,156	10,376
Money transfer services	10,898	10,998	10,270
Money order fees	6,960	7,554	7,245
Franchise revenues	2,346	2,199	2,257
Other fees	4,069	5,255	6,377

Total revenue	$234,289	$229,266	$196,775

Cash and Cash Equivalents

The Company considers all highly liquid investment securities purchased with an original maturity of three months or less from the date of purchase to be cash equivalents.

Accounts Receivable, Net

Accounts receivable, net, on the consolidated balance sheets as of June 30, 2003 and 2002 were $9.4 million and $8.8 million, respectively, and include the receivable for incentive payments under the agreement with MoneyGram Payment Systems, Inc., the receivable for the insurance settlement related to the Goleta Loan-related lawsuits of $4.7 million, and other miscellaneous receivables, net of an allowance for doubtful accounts of $0.7 million and $1.0 million as of June 30, 2003 and 2002, respectively.

Investments

During fiscal 2003, the Company had an investment of $1 million in ePacific Incorporated (“ePacific”), a private company in the business of providing customized debit-card payment systems and electronic funds transfer processing services. This investment, which was carried at cost, was included in other non-current assets on the consolidated balance sheets. The Company purchased approximately 14% of the shares of ePacific’s Series A Convertible Preferred Stock during fiscal 2000.

On June 2, 2003, the board of directors of ePacific elected to dissolve the corporation and liquidate its assets, resulting in a cash distribution to the Company of $297,000 and a loss on investment to the Company of $703,000.

Loans Receivable, Net

Until December 31, 2002, the Company was a party to a Master Loan Agency Agreement and ancillary agreements (the “Goleta Agreement”) with Goleta National Bank (“Goleta”), a national bank located in Goleta, California. Under the Goleta Agreement, short-term loans made by Goleta (“Goleta Loans”) were offered at most company-owned locations. A Goleta Loan could be up to $500 and had to be repaid or renewed in 14 days. Under the Goleta Agreement, the Company purchased from Goleta a participation representing 90% of each Goleta Loan made on a previous day. Goleta determined the interest rate (and other terms) of the Goleta Loans. Interest equal to $17 per $100 of Goleta Loan was charged by Goleta for each 14-day period. As of January 1, 2003, the Company no longer offered Goleta Loans at any of its stores.

Since January 1, 2003, all of the small, short-term loan products or similar services, commonly referred to as “payday loans,” offered at the Company’s stores have consisted of either (1) short-term loans or deferred-deposit services made or entered into by the Company, or (2) deferred-deposit loans or services made or entered into by Republic Bank & Trust Company, a Kentucky state-chartered bank (“Republic Bank”). As of June 30, 2003, the Company was offering its own small short-term loan or deferred-deposit service in 512 of its owned stores, and Republic Bank was offering its deferred-deposit loan or service in 350 of the Company’s owned stores in Texas, Pennsylvania, and Arkansas. All of these loans and services, regardless of type, are made in accordance with state regulation; therefore, the terms of the loans and services vary from state to state.

In general, the Company’s payday loan product or service consists of providing a customer cash in exchange for the customer’s check or an ACH authorization to debit the customer’s bank account, along with an agreement to defer the presentment or deposit of that check or the initiation of that ACH debit on the customer’s account, as the case may be, until the customer’s next payday. The amount of the customer’s check or ACH authorization is the amount of the cash provided to the customer plus a fee to the Company. The term of the deferral of the check presentment or ACH debit is typically two to four weeks. During the year ended June 30, 2003, the average amount of cash provided to a customer in such a transaction was $262, and the average fee to the Company was $39.41. As of June 30, 2003 and June 30, 2002, the gross receivable for the Company’s payday loans was approximately $20.2 million and $2.3 million, respectively.

Republic Bank offers and makes its deferred-deposit loans or services at the Company’s stores in accordance with a Marketing and Servicing Agreement with the Company dated as of October 21, 2002, as amended (the “Republic Bank Agreement”) which is scheduled to continue until January 1, 2006. The terms of those deferred-deposit loans or services are generally similar to those of the Company’s own loan products or services, though Republic Bank has sole discretion regarding the terms of its loans or services. As of June 30, 2003, Republic Bank authorized loans up to $425 with a term of 14 days, and the interest charged by Republic Bank was $17.64 per $100 of loan value. Under the terms of the Republic Bank Agreement, Republic Bank pays the Company an agency fee for the Company’s services in marketing or processing the Republic Bank loans at the stores and in collecting outstanding Republic Bank loans. The Company does not acquire or own any participation interest in any of the Republic Bank loans, but the Company’s fees are subject to reduction by the losses from uncollected Republic Bank loans. The maximum potential future payments the Company could be obligated to make pursuant to the Republic Bank Agreement represent the total outstanding Republic Bank loans recorded on Republic Bank’s financial statements, which were $10.4 million as of June 30, 2003. However, consistent with the Company’s loan loss allowance policy, and based on the Company’s history with this and similar loan products, the Company has recorded $0.6 million for potential loan losses on these loans outstanding and has included such amount in its accompanying consolidated financial statements as of June 30, 2003.

Loan fees and interest, include the Company’s interest and fees received from its participation interests in Goleta Loans, its fees and interest received from customers of the Company’s payday loan product or service, and its agency fees received from Republic Bank related to Republic Bank loans. Loan fees and interest revenues are recognized ratably over the term of each loan, regardless of the type of revenue or loan.

The Company has established a loan loss allowance regarding its economic interests in the loans Goleta Loans and the Company’s payday loans. The Company’s policy for determining the loan loss allowance is based on historical loan loss experience generally, as well as the results of management’s review and analysis of the payment and collection of the loans within the last fiscal quarter. The Company’s policy is to charge off interests in all of the Goleta Loans and the Company’s payday loans which are 180 days or more past due. Charge-offs are applied as a reduction to the allowance for loan losses and any recoveries of previously charged off loans are applied as an increase to the allowance for loan losses. The Company establishes a payable to Republic Bank to reflect the Company’s obligation to, in effect, bear all Republic Bank loan losses; that payable estimates such losses from such loans that are 180 days or more past due. The Company’s policy in establishing the payable regarding Republic Bank loan losses is substantially the same as its policy regarding the loan loss allowance for the other types of loans.

Loans receivable, net, on the consolidated balance sheets as of June 30, 2003 and 2002, were $13.0 million and $17.4 million, respectively, which includes receivables for the Company’s payday loans and the Company’s participation interests in the Goleta Loans (but not regarding any Republic Bank loans, because the Company does not own any interest in those loans). The loan loss allowance of $8.7 million and $12.2 million as of June 30, 2003 and 2002, respectively, represented 40.2% and 41.3% of the gross loans receivable as of that date. Loan charge-offs for the years ended June 30, 2003 and 2002, were $23.7 million and $24.5 million, respectively.

Inventories

Inventories consist of postage stamps, bus passes, unsold lottery tickets and other inventory. Postage stamps and lottery tickets are stated at purchase price and accounted for using the specific identification method. Because the Company discontinued the sale of lottery tickets during fiscal 2003, there was no inventory of unsold lottery tickets as of June 30, 2003. Other inventories are stated at cost and utilize the first-in, first-out method.

	June 30,

	2003	2002

	(in thousands)
Postage stamp inventory	$444	$420
Bus pass inventory	121	94
Lottery tickets inventory	—	310
Other inventory	103	122

	$668	$946

Property and Equipment

Depreciation of property and equipment is based on the lesser of the estimated useful lives of the respective assets or the lease terms. The useful lives of property and equipment by class are as follows: store equipment and furniture and fixtures, five to ten years; leasehold improvements, ten years; signs, eight years; and other property and equipment, five to ten years. Depreciation is calculated on a straight-line basis.

Software Development Costs

The Company expenses costs incurred in the preliminary project stages, and thereafter capitalizes costs incurred in the developing or obtaining, of internal use software, including external direct costs of materials and services, as well as payroll and payroll-related costs. The Company capitalized $0.6 million for software development costs for each of the years ended June 30, 2003 and 2002. The net book value of capitalized software development costs were $2.7 million and $3.4 million at June 30, 2003 and 2002, respectively.

Accounting for Impairment of Long-lived Assets

The Company evaluates all long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the undiscounted net cash flows they will generate.

Intangible Assets

The Company adopted SFAS 142, “Goodwill and Other Intangible Assets,” effective July 1, 2001, and identified two reporting units: (1) company-owned stores and (2) franchised stores. The franchised stores reporting unit had no intangible assets, and therefore was not impacted by SFAS 142. The Company completed the first step of the two-step impairment test by obtaining an independent third-party appraisal of the fair value of the company-owned stores reporting unit as of July 1, 2001, and conducting the Company’s own internal tests quarterly thereafter. The fair value of the company-owned stores reporting unit exceeded the carrying value, and as a result, the second step of the two-step impairment test was not required and no impairment loss has been recorded as of June 30, 2003 or 2002. In accordance with SFAS 142, the Company discontinued recording goodwill amortization effective July 1, 2001. Covenants not to compete are amortized over the applicable period of the contract, generally ranging from two to five years.

Deferred Borrowing Costs

Deferred borrowing costs are amortized over the term of the corresponding financing arrangement. Amortization expense related to deferred borrowing costs for the years ended June 30, 2003, 2002, and 2001 was $3.8 million, $5.8 million, and $0.9 million, respectively. The deferred borrowing cost balances at June 30, 2003 and 2002 were $10.5 million and $0.7 million, net of accumulated amortization of $1.4 million and $7.4 million, respectively. Deferred borrowing costs are reflected in other current and other non-current assets in the accompanying consolidated balance sheets.

Store Expenses

The direct costs incurred in operating the stores and the Company’s self-service machines (“SSMs”) have been classified as store expenses and are deducted from total revenues to determine contribution attributable to the stores. Store expenses include salary and benefit expense of store employees, rent and other occupancy costs, depreciation of store property, bank charges, armored and security costs, loan losses, net returned checks, cash shortages, and other costs incurred by the stores and for the SSMs (whether or not located in a store).

Returned Checks

The Company charges operations for losses on returned checks in the period such checks are returned. Recoveries on returned checks are credited in the period the recovery is received.

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expense was $1.2 million, $0.9 million, and $1.3 million in the years ended June 30, 2003, 2003 and 2001, respectively.

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

The Company’s adoption of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as of July 1, 2000 resulted in a $648,000 credit to accumulated other comprehensive income (loss) for the cumulative effect of accounting change representing the transition adjustment. The associated underlying hedged liability has exceeded the notional amount for each of the Company’s interest-rate swaps throughout the existence of the interest-rate swap, and it is anticipated that it will continue to do so with respect to the swaps in effect as of June 30, 2003. The interest-rate swaps were and are based on the same index as their respective underlying debt. The interest-rate swaps were highly effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated other comprehensive income (loss) into earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness during the year ended June 30, 2003.

The last of the original four interest rate swaps (related to indebtedness under the former bank credit agreement) expired as of January 1, 2003, and the Company entered into two new interest-rate swaps during the fourth quarter of fiscal 2003. The interest-rate swaps resulted in an increase of interest expense of $1.9 million and $3.2 million for the years ended June 30, 2003 and 2002, respectively, and a reduction of interest expense of $168,000 for the year ended June 30, 2001. The fair value of the interest-rate swaps increased by $61,000, net of tax, during the year ended June 30, 2003, and increased by $233,000, net of tax, during the year ended June 30, 2002, which have been recorded in accumulated other comprehensive loss. The estimated net amount of existing losses expected to be reclassified into earnings during the next fiscal year is $239,000.

Accumulated comprehensive loss balances related to the interest-rate swaps are as follows (in thousands):

				Increase (Decrease) in
				Accumulated
	Accumulated Comprehensive Loss,			Comprehensive Loss
	Net of Tax, as of June 30,			for the Year Ended June 30,

Corresponding Debt	2003	2002	2001	2003	2002

Revolving advance (expired)	$—	$(1,078)	$(1,311)	$1,078	$233
Revolving advance	(925)	—	—	(925)	—
Term loan notes	(92)	—	—	(92)	—

	($1,017)	($1,078)	($1,311)	$61	$233

	Average Notional Amount as of June 30,

	2003	2002

	(in millions)
Revolving advance	$—	$85
Revolving advance	60	—
Term loan notes	20	—

The accumulated comprehensive loss as of June 30, 2003 and 2002, is net of a tax benefit of $678,000 and $737,000, respectively.

A summary of comprehensive income (loss) for the years ended June 30, 2003, 2002, and 2001 is presented below:

	Year Ended June 30,

	2003	2002	2001

	(in thousands)
Net income	$12,775	$10,113	$611
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments before tax (expense) benefit	102	388	(2,203)
Tax (expense) benefit	(41)	(155)	892

Unrealized gain (loss) on hedging instruments net of the tax (expense) benefit	61	233	(1,311)

Comprehensive income (loss)	$12,836	$10,346	$(700)

Franchise Accounting

The Company includes franchise fees in revenues. Franchise fees generally include initial fees (“initial fees”) and future optional, exclusive store fees (“optional fees”) as well as continuing franchise fees (“royalty fees”).

Initial fees are recognized when the Company has provided substantially all of its initial services in accordance with the franchise agreements. Generally, this occurs when the franchise location has been identified, the lease has been obtained, training has occurred, the building has been built or leasehold improvements have been completed, the proprietary point-of-sale system has been installed and the store has been opened. Optional fees for providing exclusive arrangements until the franchisee opens the store are recognized either when the option expires or when the commitments pursuant to the option are completed. Franchise royalty fees are a percentage of each franchisee’s actual revenues, and these are recognized monthly and payable under the franchise agreement.

The following table presents the components of franchise fees recognized in revenues for the years ended June 30, 2003, 2002, and 2001:

	June 30,

	2003	2002	2001

		(in thousands)
Initial fees and option to purchase fees	$265	$320	$581
Royalty fees	2,074	1,872	1,669
Other	7	7	7

Total franchise revenue	$2,346	$2,199	$2,257

Cash payments received under franchise agreements prior to the completion of the earnings process are deferred until the initial and optional fees are recognized in accordance with the preceding paragraph. As of June 30, 2003 and 2002, approximately $268,000 and $185,000, respectively, of deferred franchise fees are recorded in other current and other non-current liabilities in the accompanying consolidated balance sheets.

Income Taxes

The Company provides deferred taxes for temporary differences between the tax and financial reporting bases of assets and liabilities at the rate expected to be in effect when the taxes become payable.

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

	Year Ended June 30,

	2003	2002	2001

	(in thousands)
Income from continuing operations	$12,276	$10,113	$611
Gain on sale of discontinued operations, net of tax	499	—	—

Net income	$12,775	$10,113	$611

Reconciliation of denominator:
Weighted average number of common shares outstanding - basic	10,181	10,118	10,012
Effect of dilutive stock options	25	23	146

Weighted average number of common and dilutive shares outstanding – diluted	10,206	10,141	10,158

For fiscal years ended June 30, 2003, 2002, and 2001, options to purchase 1,179,121, 1,275,818, and 862,560 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of those options were greater than the average market price of the common stock; and therefore, the effect would be anti-dilutive.

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for trade receivables, trade payables, notes receivable, revolving advances, money order payable, and notes payable all approximate fair value. The carrying value and fair value of the interest-rate swaps is ($1.7) million and ($1.8) million as of June 30, 2003 and 2002, respectively, and is calculated using the forward market rates available as of the end of each fiscal year.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Stock Incentive Plans

At June 30, 2003, the Company sponsored one employee stock incentive plan, which permits the grant of stock options and restricted stock, and one non-employee director stock option plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation cost of $2,000 is reflected in the Company’s reported net income for the year ended June 30, 2003, corresponding to 2,500 shares of restricted stock granted under the employee stock incentive plan during the year. No other stock-based employee compensation is reflected in the Company’s reported net income, because all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended June 30,

	2003	2002	2001

	(in thousands, except per share amounts)
Net income, as reported	$12,775	$10,113	$611
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,158)	(1,306)	(1,226)
Deduct: Total stock-based non-employee director compensation expense determined under fair value based methods for all awards, net of related tax effects	(65)	(78)	(118)
Add: Total stock-based employee compensation expense included in net income	2	—	—

Pro forma net income	$11,554	$8,729	($733)

Earnings per share:
Basic and diluted – as reported	$1.25	$1.00	$0.06

Basic and diluted – pro forma	$1.13	$0.86	($0.07)

The fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2003, 2002, and 2001, respectively: expected volatility of 46%, 49%, and 49%, expected lives of 6.2, 6.7, and 5.1 years; risk-free interest rates of 3.3%, 4.6%, and 3.3%, and no expected dividends.

The fair value of each non-employee director option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2003, 2002, and 2001, respectively: expected volatility of 46%, 49%, and 49%; expected lives for each year of 5.0 years; risk-free interest rates of 3.3%, 4.6%, and 3.3%; and no expected dividends.

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123” (“SFAS 148”). SFAS 148 was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Entities are still permitted to account for stock-based compensation programs using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company currently accounts for stock-based compensation using the intrinsic value method. The interim disclosure requirements prescribed by SFAS 148 are required for interim periods beginning after December 15, 2002, and were included in the Company’s Form 10-Q for the quarter ended March 31, 2003 and the required annual disclosures are included in the accompanying consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. This applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for June 30, 2003. FIN 45 had no effect on the Company’s financial position and results of operations. The Company made the disclosures required by FIN 45 in these consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that variable interest entities (VIE) be consolidated by their primary beneficiary. FIN 46 became effective with all financial statements issued after January 31, 2003. FIN 46 had no effect on the Company’s financial position and results of operations.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company’s financial position and results of operations.

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

Segment information for the years ended June 30, 2003, 2002, and 2001 was as follows:

	Company-owned	Franchised	Other	Total

	(in thousands, except for number of stores)
Year ended June 30, 2003:
Revenue	$231,943	$2,346	$—	$234,289
Gross margin	76,529	2,346	—	78,875
Region, headquarters, franchise expenses	(34,189)	(1,225)	—	(35,414)
Other depreciation and amortization	—	—	(5,423)	(5,423)
Interest expense	—	—	(16,004)	(16,004)
Other expenses	—	—	(1,584)	(1,584)

Income (loss) before taxes	$42,340	$1,121	($23,011)	$20,450

Total assets	$258,203	$565	$—	$258,768
Number of stores at June 30, 2003	968	200	—	1,168

	Company-owned	Franchised	Other	Total

	(in thousands, except for number of stores)
Year ended June 30, 2002:
Revenue	$227,067	$2,199	$—	$229,266
Gross margin	75,240	2,199	—	77,439
Region, headquarters, franchise expenses	(34,089)	(993)	—	(35,082)
Other depreciation and amortization	—	—	(7,570)	(7,570)
Interest expense	—	—	(14,934)	(14,934)
Other expenses	—	—	(2,827)	(2,827)

Income (loss) before taxes	$41,151	$1,206	$(25,331)	$17,026

Total assets	$266,570	$492	$—	$267,062
Number of stores at June 30, 2002	1,003	184	—	1,187
Year ended June 30, 2001:
Revenue	$194,518	$2,257	$—	$196,775
Gross margin	49,503	2,257	—	51,760
Region, headquarters, franchise expenses	(24,455)	(1,017)	—	(25,472)
Other depreciation and amortization	—	—	(5,087)	(5,087)
Interest expense	—	—	(12,016)	(12,016)
Restructuring charge	(7,710)		—	(7,710)
Other expenses	—	—	(458)	(458)

Income (loss) before taxes	$17,338	$1,240	$(17,561)	$1,017

Total assets	$275,546	$651	$—	$276,197
Number of stores at June 30, 2001	988	175	—	1,163

3. RESTRUCTURING CHARGES – ACCELERATED STORE CLOSINGS

In the third quarter of fiscal 2001, the Company recorded charges for the costs associated with closing 85 unprofitable or underperforming stores. The restructuring charge of $8.7 million consisted of costs associated with $7.7 million of write-offs for goodwill and covenants not to compete, fixed asset and inventory disposals, and lease terminations related to the store closings, and $1.0 million of impaired goodwill associated with nine underperforming stores not closed. As of June 30, 2003 and 2002, the accrual balance was $0.2 million and $0.4 million, respectively. The accrual provides for the leases that will be paid out over their remaining terms, and the Company anticipates that the completion date for the remaining liabilities will be approximately February 2005.

4. FINANCING ARRANGEMENTS AND MONEYGRAM AGREEMENT

Senior Secured Notes Payable

On March 31, 2003, immediately before executing its new credit agreement and the new note purchase agreement, the Company prepaid the remaining $4 million principal installment of its 9.03% Senior Secured Notes due November 15, 2003 that were issued to Principal Life Insurance Company in November 1996. The total of $4.3 million paid by the Company to discharge the Senior Secured Notes included accrued and unpaid interest and a prepayment premium of $270,000 under the terms of the agreement with Principal Life Insurance Company. For the years ended June 30, 2003, 2002, and 2001, there was $0.5 million, $0.9 million, and $1.2 million of interest expense, respectively, incurred on the Senior Secured Notes which is included in interest expense.

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

The credit facilities under the credit agreement and the indebtedness incurred under the note purchase agreement replaced the revolving and term loan credit facilities and the outstanding indebtedness under the Company’s Amended and Restated Credit Agreement dated as of November 9, 2000, as amended, with a syndicate of bank lenders. The new borrowings were used to fully pay the outstanding term loans and terminate the term loan facility under the former credit agreement. The Company’s former credit agreement was scheduled to expire on October 31, 2003.

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

In addition, the credit agreement acknowledges that the Company may, before March 31, 2005, request an additional $10 million as part of the seasonal revolving credit facility, but none of the lenders committed to lend any of that amount in the credit agreement. Borrowings under the credit agreement may be used for the Company’s working capital and general corporate purposes, but not for capital expenditures or acquisitions (which can only be made out of the Company’s cash flow from operations).

Borrowings under the credit agreement bear interest at a variable annual rate equal to, at the Company’s discretion, either:

•	The sum of (a) the greatest of (i) the prime rate publicly announced by Wells Fargo Bank (the “Prime Rate”), (ii) one percent, plus the rate of interest on the secondary market for three-month certificates of deposit reported by the Board of Governors of the Federal Reserve System (the “Board of Governors”), multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for new negotiable nonpersonal time deposits in dollars of over $100,000 with maturities of approximately three months plus the annual assessment rate that is payable by a member of the Bank Insurance Fund classified as “well capitalized,” and (iii) the federal funds rate plus 0.5%; plus (b) a margin that varies from 1.5% to 2.75% per annum based on the Company’s debt-to-EBITDA ratio. (For this ratio, “EBITDA” is the Company’s earnings before interest, taxes, depreciation, and amortization.) This interest rate adjusts on a daily basis.

•	The sum of (a) the London Interbank Offered Rate (“LIBOR”) for (at the Company’s discretion) one-, two-, three- or six month maturities, multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for Eurocurrency funding, plus (b) a margin that varies from 3.0% to 4.25% per annum based on the Company’s debt-to-EBITDA ratio. This interest rate adjusts, at the Company’s discretion, at one-, two-, three-, or six-month intervals, in accordance with the corresponding LIBOR.

•	The sum of (a) LIBOR for one-month maturities, plus (b) a margin that varies from 3.0% to 4.25% per annum based on the Company’s debt-to-EBITDA ratio. This interest rate adjusts on a daily basis.

The Company has selected the third alternative described above as the annual interest rate for its current borrowings under the credit agreement, and as of June 30, 2003, that interest rate was 4.125% (calculated using LIBOR plus 3.0%). Upon an event of default under the credit agreement, the applicable annual interest rate is increased by three hundred basis points.

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

The Company must prepay all amounts due under the Notes upon any “change in control” of the Company, as defined in the note purchase agreement. The Company must also prepay the Series B Note and then the Series A Note as follows:

•	by the amount the Company receives upon the sale of any individual asset or issuance of equity securities that results in net cash proceeds to the Company in excess of $50,000;

•	by the amount the Company receives upon the sale of assets or issuance of equity securities in any fiscal quarter that results in net cash proceeds to the Company in excess of $10,000 since the last prepayment relating to asset sales by the Company;

•	by the amount of net cash proceeds received by the Company from any issuance of indebtedness for borrowed money (other than indebtedness under the credit agreement);

•	by an amount equal to 50% of the cash collected by the Company from payday loans in a state during the 90 days after the Company is prohibited from, or becomes subject to legal or administrative action for, making payday loans in such state (subject to certain adjustments if the Company resumes making payday loans in such state within two years after the Company is prohibited from or becomes subject to legal action for making payday loans in such state); and

•	within 90 days after the end of each fiscal year (beginning with the fiscal year ending June 30, 2004), by an amount equal to 50% of the Company’s excess cash flow for the 15 months ending June 30, 2004, and each fiscal year thereafter.

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

The Company is subject to various restrictive covenants stated in the credit agreement and in the note purchase agreement. The covenants in those documents are substantially similar. The covenants include restrictions on the incurrence of indebtedness from other sources, restrictions on advances to or investments in other persons or entities, restrictions on amounts payable to settle litigation, restrictions on the payment of dividends to shareholders and on the repurchase of shares, and the requirement that various financial ratios be maintained. Certain of the covenants in the credit agreement and in the note purchase agreement require the Company:

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

Both the credit agreement and the note purchase agreement specifically acknowledge and permit the activities conducted by the Company and Ace Funding, LLC, a Delaware limited liability company wholly owned by the Company (“Ace Funding”), in providing cash to the Company’s SSMs located in various H&R Block retail locations, and do not interfere with the separate operations and financing arrangements of Ace Funding.

The Company’s payment and performance of its obligations under the credit agreement and the note purchase agreement and the documents ancillary thereto are secured by liens on all or substantially all of the Company’s and its subsidiaries’ (other than Ace Funding’s) assets. All of the company’s subsidiaries (other than Ace Funding) guaranteed the obligations of the Company under the credit agreement and the note purchase agreement. The collateral arrangements entered into by the Company and its guarantor subsidiaries are substantially similar for each of Wells Fargo Bank, as administrative agent for the Lenders; American Capital Financial Services, Inc., as agent for the holder(s) of the Notes; and Travelers Express Company, Inc. (“Travelers Express”), which has a subordinate lien to secure the Company’s payment and performance of its obligations under the Money Order Agreement and under the Money Transfer Agreement (regarding MoneyGram services) and the Bill-Payment Processing and Funds Transfer Services Agreement (regarding bill-payment processing services) with Travelers Express and its affiliates. The Company and all of its secured creditors or agents for them, Wells Fargo Bank, American Capital Financial Services, Inc., and Travelers Express, entered into an Intercreditor Agreement dated as of March 31, 2003 (the “Intercreditor Agreement”), that includes agreements regarding the priority of distributions to the Lenders, the holder(s) of Notes, and Travelers Express upon foreclosure and liquidation of the collateral subject to the security agreements executed by the Company and its guarantor subsidiaries and certain other intercreditor arrangements. The Intercreditor Agreement superseded the collateral trust arrangement that was in effect with the Company’s preceding credit arrangements.

To reduce its risk of greater interest expense because of interest-rate fluctuations, the Company has entered into two interest-rate swap agreements, which effectively converted a portion of its floating-rate interest obligations to fixed-rate interest obligations. On April 23, 2003, the Company entered into an interest-rate swap agreement with JP Morgan Chase Bank, regarding a notional amount of $60 million, to be effective until March 31, 2006. On June 2, 2003, the Company entered into an interest-rate swap agreement with National City Bank regarding a notional amount of $20 million, to be effective until March 31, 2006.

As of June 30, 2003, the Company had borrowed $83.9 million under its revolving line-of-credit facility, and there was indebtedness of $38.3 million outstanding under the Notes. The Prime Rate effective on June 30, 2003 was 4.0%, and LIBOR effective on that date was 1.125%.

The following table provides summarized data related to the revolving advances under the new credit agreement and under the former credit agreement (“Revolving Advances”) and outstanding indebtedness under the Notes and the term advances under the former credit agreement (collectively, “Term Advances”) as of June 30, 2003 and 2002:

	As of and for the Years Ended June 30,

	Revolving Advances		Term Advances

	2003	2002	2003	2002

	(dollars in thousands)
Ending balance	$83,900	$97,500	$38,269	$48,350
Average balance	$96,345	$114,626	$43,531	$51,817
Interest expense	$5,612	$5,998	$5,403	$3,602
Swap expense	1,901	3,110	—	—

Total interest expense	$7,512	$9,107	$5,403	$3,602

Accrued interest expense	$9	$48	$412	$36
Weighted average interest rate:
Excluding swap expense	5.82%	5.23%	12.41%	6.95%
Including swap expense	7.80%	7.95%	12.41%	6.95%
Unused advance commitment fees	$185	$166	$—	$17

SSM Funding Arrangements

A multi-year license agreement with H&R Block Tax Services, Inc. permits the Company to place its SSMs in certain H&R Block retail offices during the tax season of each year. The SSMs are available to cash only tax refund and tax refund anticipation loan checks for H&R Block customers.

In early-January 2003, the Company completed two arrangements to obtain up to $290 million in cash or currency for the more than 240 SSMs placed in the H&R Block retail offices during the 2003 tax season. One of the arrangements was with Texas Capital Bank, National Association, a national bank that is a subsidiary of Texas Capital Bancshares, Inc. (“Texas Capital Bank”). The other arrangement was with DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, a German bank, as arranger and liquidity agent (“DZ Bank”), and Autobahn Funding Company LLC, as lender (“Autobahn Funding”). The Company’s arrangement with Texas Capital Bank extended only for the 2003 tax season. The Company’s arrangement with DZ Bank and Autobahn Funding was effective for the 2003 tax season and will be effective for the four successive annual tax seasons, through 2007.

Under the Cash Services Agreement with Texas Capital Bank, Texas Capital Bank agreed to make available up to $100 million of its cash or currency for use in certain of the SSMs in H&R Block retail offices. For the use of Texas Capital Bank’s cash, as well as corresponding transportation and custodial services provided by the bank, the Company agreed to pay fees to the bank that varied depending on the volume of checks cashed in the SSMs and the Company’s use of corresponding services. The cash in the SSMs, as well as the cashed checks deposited in the SSMs in exchange for that cash, were assets of Texas Capital Bank, not of the Company. Also, under the Cash Services Agreement, the availability of the cash or currency was subject to any need of Texas Capital Bank for that property for its own business or purposes. The Company agreed to maintain, during the term of this agreement (i.e., the 2003 tax season), a deposit account at Texas Capital Bank of at least $1 million, pledged as assurance of the Company’s performance of its obligations under the Cash Services Agreement. The Company was entitled to all of the check-cashing fees earned from the SSMs subject to this arrangement upon the expiration of this agreement, after the payment to Texas Capital Bank of all amounts to which it was entitled. This agreement expired on March 31, 2003.

The Loan and Servicing Agreement with DZ Bank and Autobahn Funding includes a revolving line-of-credit of up to $190 million for cash or currency for SSMs located in the H&R Block retail offices during the tax season. The revolving credit facility is available not to the Company, but to Ace Funding LLC (“Ace Funding”), a Delaware limited liability company that is a recently formed wholly owned subsidiary of the Company. Ace Funding owns the cash or currency used in, and provides corresponding transportation and custodial services to, only the SSMs subject to this arrangement, and conducts no other business. The cash in the SSMs subject to this arrangement, as well as the cashed checks deposited in such SSMs in exchange for that cash, are the assets of Ace Funding, not of the Company. Ace Funding granted the lender a first priority lien in all of its assets as collateral for the loan facility. The Company capitalized Ace Funding with $1 million and agreed to provide revolving subordinated loans to Ace Funding in an amount up to $1.9 million. The Company has no liability to repay the obligations of Ace Funding, has not guaranteed the obligations of Ace Funding to the lender, and has no interest in any of the assets of Ace Funding. Under the Loan and Servicing Agreement, the Company agreed to operate the SSMs subject to this arrangement as a licensed check-casher and agreed to various conditions and limitations, required by the lender, regarding the business and affairs of Ace Funding. In general, those conditions and limitations are intended to protect Ace Funding’s assets (the lender’s collateral) from creditors of the Company, and include requirements that Ace Funding’s business activities be limited to those activities for the SSMs subject to this arrangement, that Ace Funding function independently of the Company, and that Ace Funding’s assets be kept separate from the Company’s assets. In addition, Ace Funding is subject to various restrictive covenants stated in the Loan and Servicing Agreement that are typical of those found in credit agreements, including restrictions on Ace Funding’s sale of assets, merger or consolidation, and incurrence of other indebtedness.

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

For financial reporting purposes, Ace Funding is a consolidated subsidiary of the Company, and all borrowings by Ace Funding under this arrangement, all amounts paid by Ace Funding under this arrangement, and all check-cashing fees received by the Company from the SSMs subject to this arrangement are reflected in the consolidated financial statements of the Company. As of June 30, 2003, these loans had been fully repaid.

Notes Payable

Notes payable, related to acquired stores, normally bear interest at approximately 5%, and are due six months after the related acquisition. However, at June 30, 2003, two of the three notes payable were non-interest-bearing notes, $856,000 dated November 10, 2000, and $200,000 dated November 8, 2001. One of these notes is payable in monthly installments of $23,778 until maturity November 1, 2003 and the other note is payable in annual installments of $40,000 until maturity in October 2006. Interest was imputed on these notes at an interest rate of 6% and 8%, respectively. Notes payable were approximately $0.9 million and $1.5 million as of June 30, 2003 and 2002, respectively. For the years ended June 30, 2003, 2002, and 2001, there was $60,000, $100,000, and $81,000, respectively, included in interest expense related to the acquisition notes payable.

The note payable of $856,000 is the escrowed portion of the total purchase price for the 107-store acquisition in November 2000. Eleven of the acquired locations were in third-party grocery stores, operated under the “Handy Andy” name, in and around San Antonio, Texas. Following the foreclosure and sale of those grocery stores by the secured creditor of the grocery store operator, the Company instituted litigation against that creditor and its purchaser in January 2001 to maintain the Company’s right to operate in those locations. At a trial in April 2001, the court found that the lease agreement under which the Company claimed the right to occupy those 11 locations, which had been assigned to the Company by the sellers, was not enforceable under Texas law. The court therefore ordered the Company to vacate those 11 locations, which the Company did in June 2001. Because of the court’s finding, the Company made demand for indemnification from the sellers and their majority shareholders under the purchase agreement. When it appeared that further negotiations regarding the Company’s demand for indemnification would be unsuccessful, in November 2001 the Company filed a lawsuit against the sellers and their majority shareholders to recover the damages suffered in connection with, and as a result of, the lost 11 locations. In light of the Company’s pending lawsuit against the sellers and their majority shareholders, the Company has not authorized the monthly release of $23,778 from escrow since the monthly release in June 2001.

Debt Maturity Schedule

Scheduled maturities of debt for the years following June 30, 2003, including the Notes payable to American Capital Strategies, Ltd. and other notes payable are as follows (in thousands):

Year Ending June 30:
2004	$4,613
2005	3,867
2006	3,974
2007	4,289
2008	2,414
Remaining years	20,000

$39,157

MoneyGram Agreement

The Company is an agent for the receipt and transmission of wire transfers of money through the MoneyGram network. In June 2000, the Company signed a Money Transfer Agreement with Travelers Express and MoneyGram Payment Systems, Inc. (“MPS”), an affiliate of Travelers Express, that became effective on January 1, 2001 (the “MoneyGram Agreement”). The MoneyGram Agreement provides for a revenue guarantee on acquired stores for the conversion of wire transfer services to MoneyGram from another supplier. The amount of the guarantee is equivalent to the annual aggregate wire transfer revenue for the acquired stores derived from another supplier. The amount of guarantee revenue, which represents the difference between the guarantee and the Company’s actual wire transfer service revenue from the acquired stores, under the MoneyGram Agreement and a similar preceding agreement with MPS for the fiscal years ended June 30, 2003, 2002, and 2001 was approximately $3.7 million, $3.9 million, and $3.3 million, respectively. Accounts receivable from MoneyGram related to these guarantees as of June 30, 2003 and 2002 was $ 0.8 million and $0.9 million, respectively.

The Company agreed to offer and sell only MoneyGram wire transfer services during the term of the MoneyGram Agreement ending December 31, 2007. The Company earns commissions for each transmission and receipt of money through the MoneyGram network effected at a Company location; those commissions equal varying percentages of the fees charged by MPS to consumers for the MoneyGram services.

Under the MoneyGram Agreement, the Company is receiving a total of approximately $12.5 million in bonuses, payable in equal monthly installments (without interest) over the seven-year term. The amount of those monthly installments will be subject to reduction if the Company closes or sells a significant number of those locations at which MoneyGram services are offered at the beginning of the MoneyGram Agreement. In addition, the Company will be entitled to receive certain incentive bonuses regarding new MoneyGram service locations that it opens or acquires during the term of the MoneyGram Agreement.

During the fiscal years ended June 30, 2003, 2002, and 2001, $2.5 million, $2.5 million, and $2.7 million, respectively, of revenue was recognized related to bonuses and incentive bonuses under the MoneyGram Agreement and a similar preceding agreement with MPS. The total deferred revenue related to these bonuses and incentive bonuses as of June 30, 2003 and 2002, was $3.7 and $4.2 million, respectively and are included in other current and non-current liabilities in the accompanying consolidated balance sheets.

Derivative Instruments and Hedging Activities

To reduce its risk of greater interest expense because of floating-rate interest obligations under its credit facilities under the Credit Agreement, the Company has entered into interest rate swap agreements. Those agreements effectively converted a portion of the Company’s floating-rate interest obligations to fixed-rate interest obligations.

During the effectiveness of the bank credit agreement that was terminated on March 31, 2003, the Company entered into three interest-rate swap agreements with Bank of America and one interest-rate swap agreement with Wells Fargo Bank in fiscal 1999 and 2000. The notional amounts of those swaps were determined based on the Company’s minimum projected borrowings during calendar years 1999 through 2002. The last of these four interest rate swaps expired January 1, 2003. Since March 31. 2003, the Company has entered into two new interest-rate swap agreements with JP Morgan Chase Bank and National City Bank, which had a fair value of ($1.7) million as of June 30, 2003.

The following table provides the information regarding the individual swap agreements:

			Swap Agreement Term		Interest Rate Applies to:			Fixed
								Interest
		Notional			For	To Specific Term		Rate
Bank	Debt	Amount			Calendar			Before
Name	Type	(in millions)	Beginning	Ending	Year	From	To	Margin (1)

Bank of America	Revolving Advances	$33	1/4/1999	1/3/2001	1999			5.14%
					2000			5.23%
Bank of America	Revolving Advances	$10	9/3/1999	12/31/2000	1999			5.25%
					2000			5.25%
Wells Fargo Bank	Revolving Advances	$62 (avg)	1/1/2000	1/31/2001		11/1/2000	1/31/2001	6.945%
		increasing to
		$85 (avg)	2/1/2001	1/1/2003		2/1/2001	1/1/2003	6.045%
Bank of America	Term Advance	$9.4 (avg)	1/4/1999	1/3/2001	1999			6.23%
					2000			6.38%
JP Morgan Chase Bank	Revolving Advances	$60	4/23/2003	3/31/2006		4/23/2003	6/30/2003	1.32%
						7/1/2003	6/30/2004	1.715%
						7/1/2004	6/30/2005	2.965%
						7/1/2005	3/31/2006	3.925%
National City Bank	Term Advance	$20	1/2/2003	3/31/2006		6/2/2003	6/30/2003	1.34%
						7/1/2003	6/30/2004	1.34%
						7/1/2004	6/30/2005	2.17%
						7/1/2005	3/31/2006	2.99%

(1)	Based on the credit agreement, the margin on the Revolving Advances varies from 1.5% to 4.25% per annum based on the Company’s debt-to-EBITDA ratio and whether the Company uses the Prime Rate or LIBOR based calculation. The annual interest rate for the Company’s Revolving Advance borrowings under the credit agreement as of June 30, 2003, was 4.125% (calculated using LIBOR plus 3.0%). The margin on the Term Advance varies by note from 8% to 13.25%. The composite annual interest rate for the Company’s Term Advance borrowings under the credit agreement as of June 30, 2003, was 12.376%.

5. OTHER EXPENSES

Other store expenses consisted of the following:

	Year Ended June 30,

	2003	2002	2001

	(in thousands)
Net returns and cash shortages	$9,896	$10,390	$12,553
Armored and security	7,782	7,708	7,442
Bank charges	5,314	5,207	3,972
Center supplies	4,064	3,995	3,832
Telephone	3,027	3,844	3,524
SSM lease expense	2,079	1,309	105
Other	6,030	4,059	3,657

	$38,192	$36,512	$35,085

Other expenses consisted of the following:

	Year Ended June 30,

	2003	2002	2001

	(in thousands)
Legal settlements (including $5 million charge for settlement and release of substantially all claims in the Company’s Goleta loan-related lawsuits)	$5,750	$1,984	$350
Insurance recovery resulting from claims related to the Goleta loan-related lawsuits	(4,700)	—
Loss on liquidation of ePacific investment	703	—	—
Store closing expense	534	1,029	108
Early extinguishment of senior secured debt	270	—	—
Gain on sale of stores to franchisees	(888)	—	—
Restructure provision	—	(163)	7,710
Other	(85)	(23)	—

	$1,584	$2,827	$8,168

6. PREPAID EXPENSES, INVENTORIES, AND OTHER CURRENT ASSETS

Other prepaid expenses and other current assets consisted of the following:

	June 30,

	2003	2002

	(in thousands)
Deferred tax asset	$5,493	$6,900
Deferred finance costs	2,993	322
Prepaid income taxes	1,143	—
Inventories	668	946
Other prepaid invoices	445	757

	$10,742	$8,925

7. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,

	2003	2002

	(in thousands)
Property and equipment, at cost:
Store equipment, furniture, and fixtures	$43,251	$41,507
Leasehold improvements	24,648	25,022
Signs	8,102	8,009
Other property and equipment	1,507	795

	77,508	75,333
Less – accumulated depreciation	(45,156)	(38,172)

	$32,352	$37,161

Depreciation expense was $8.2 million, $8.3 million, and $7.9 million in fiscal 2003, 2002, and 2001, respectively.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted SFAS 142 effective July 1, 2001, and has identified two reporting units: (1) company-owned stores and (2) franchised stores. The franchised stores reporting unit has no intangible assets, and therefore it is not impacted by SFAS 142. The Company completed the first step of the two-step impairment test by obtaining an independent third-party appraisal of the fair value of the company-owned stores reporting unit as of July 1, 2001. The fair value of the company-owned stores reporting unit exceeded the carrying value, and as a result, the second step of the two-step impairment test is not required and no impairment loss has been recorded as of June 30, 2003 and 2002. In accordance with SFAS 142, the Company discontinued recording goodwill amortization effective July 1, 2001.

Transitional Disclosures

Net income and earnings per share, excluding the after-tax effect of amortization expense related to goodwill, for the years ended June 30, 2003, 2002, and 2001 are as follows:

	Year Ended June 30,

	2003	2002	2001

	(in thousands except per share amounts)
Reported net income	$12,775	$10,113	$611
Add back: Goodwill amortization, net of income taxes	—	—	1,390

Adjusted net income	$12,775	$10,113	$2,001

Basic and diluted earnings per share:
Reported earnings per share	$1.25	$1.00	$0.06
Add back: Goodwill amortization, net of income taxes	—	—	0.14

Adjusted earnings per share	$1.25	$1.00	$0.20

Total intangible amortization expense for fiscal 2003, 2002, and 2001, was $0.4 million, $0.5 million, and $3.0 million, respectively.

Acquisitions

The following table provides information concerning the acquisitions made during the years ended June 30, 2003, 2002, and 2001:

	Year Ended June 30,

	2003	2002	2001

	(in thousands, except number of stores
	and number of transactions)
Number of stores acquired	2	8	133
Number of transactions	2	4	5
Total purchase price	$736	$1,412	$36,745
Amounts allocated to:
Goodwill	$658	$1,094	$33,917
Covenants not to compete	10	65	1,285
Property and equipment	50	135	1,468
Other assets	16	118	75

Amortizable Intangible Assets

Covenants not to compete are as follows:

	June 30,

	2003	2002

	(in thousands)
Covenants not to compete, at cost	$2,281	$2,687
Less – accumulated amortization	(1,130)	(1,141)

	$1,151	$1,546

Covenants not to compete are amortized over the applicable period of the contract. The weighted-average amortization period is 5.2 years.

Amortization expense related to the covenants not to compete for the year ended June 30, 2003 and estimated for the five succeeding fiscal years are as follows:

Amortization Expense for Covenants Not to Compete

For the Year
Ended June 30,	Actual	Estimated

(in thousands)
2003	$405
2004		$345
2005		256
2006		138
2007		100
2008		96

Intangible Assets Not Subject to Amortization

The carrying value of the Company’s goodwill is as follows:

	June 30,

	2003	2002

	(in thousands)
Goodwill – cost	$83,716	$83,185
Less – accumulated amortization	(8,130)	(8,170)

	$75,586	$75,015

Changes in the carrying value of goodwill for the years ended June 30, 2003 and 2002 are as follows:

	Year Ended June 30,

	2003	2002

	(in thousands)
Balance, beginning of the year	$75,015	$73,892
Goodwill from acquisitions	663	1,123
Goodwill written off related to sale of stores in Florida	(92)	—

Balance, end of the year	$75,586	$75,015

There were no impairment losses for the years ended June 30, 2003 and 2002.

9.     ACCOUNTS PAYABLE, ACCRUED LIABILITIES, AND OTHER LIABILITIES

Accounts payable, accrued liabilities and other current liabilities consisted of the following:

	June 30,

	2003	2002

	(in thousands)
Accounts payable – trade	$10,787	$5,329
Accrued salaries and benefits	7,675	6,292
Payable to Republic Bank & Trust	6,662	—
Accrued litigation	5,139	2,286
Money transfer payable	4,223	3,545
Deferred revenue	1,322	2,006
Interest payable	423	158
Interest-rate swap	398	1,815
Restructuring accrual	203	374
Income taxes payable	106	1,716
Other	3,818	4,991

	$40,756	$28,512

Other liabilities non-current consisted of the following:

	June 30,

	2003	2002

	(in thousands)
Deferred tax liabilities	$4,563	$151
Deferred revenue	3,227	3,529
Interest-rate swap	1,297	—

	$9,087	$3,680

10. MONEY ORDER AND BILL-PAYMENT SERVICE AGREEMENTS

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

Under these agreements, $5 million was to be paid to the Company over the term of the agreements and all such payments have been received. Payments have been deferred and amortized on a straight-line basis over the five-year term of the agreements beginning January 1999. If the money order agreement is terminated under certain circumstances before the expiration of its five-year term, the Company will be obligated to repay a portion of the amounts received from Travelers Express. The money order agreement with Travelers Express does not allow an extended deferral of remittances of money order proceeds. The Company’s payment and other obligations to Travelers Express under the agreements are secured by a subordinated lien on the Company’s assets. The deferred revenue balances as of June 30, 2003 and 2002, are $0.4 and $1.1 million, respectively, and are included in other current and non-current liabilities in the accompanying consolidated balance sheets. Revenue of $1.0 million was recognized for each of the three years in the period ended June 30, 2003.

11. SHAREHOLDERS’ EQUITY

Preferred Stock

Under the Company’s Certificate of Incorporation, the Board of Directors has the power to authorize the issuance of one or more classes or series of preferred stock and to fix the designations, powers, preferences and relative, participating, optional or other rights, if any, and the qualifications, limitations, or restrictions thereof, if any. At June 30, 2003, 2002, and 2001, one million shares of preferred stock were authorized with a par value of $1.00, none of which were issued and outstanding.

Stock Incentive Plans

Employee Stock Incentive Plan. The Company sponsors the 1997 Stock Incentive Plan, which permits the grant of stock options and restricted stock to eligible employees. The 1987 Stock Option Plan expired during fiscal 1998, though options granted thereunder continued to be effective, in accordance with their terms, through November 2002. As of June 30, 2003, there were 1,675,715 shares of Common Stock reserved for grants of options or restricted stock under the 1997 Stock Incentive Plan. Options and restricted stock are granted at the sole discretion of the Board of Directors or its Compensation Committee to selected employees of the Company. Outstanding options are generally exercisable annually in installments over a three- to four-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire at ten years after date of grant. Restricted stock generally vests over a three- to four-year period from the date of grant.

Exercise prices for employee options outstanding as of June 30, 2003, ranged from $7.90 to $18.00 (fair market value on dates of grant). The following table provides certain information with respect to stock options outstanding and exercisable at June 30, 2003, under the 1997 Stock Incentive Plan:

	Outstanding			Exercisable

		Weighted-	Weighted-		Weighted-
		average	average	Stock	average
	Stock options	exercise	remaining	options	exercise
Range of exercise prices	outstanding	price	contractual life	exercisable	price

Under $ 9.00	141,800	$8.72	8.9	13,125	$8.12
$ 9.01 – $10.80	527,384	9.62	8.2	160,648	9.45
$10.81 – $12.60	200,113	11.84	5.9	151,738	11.97
$12.61 – $14.40	305,919	13.45	5.8	251,732	13.44
$14.41 – $16.20	31,250	14.71	5.9	28,125	14.68
$16.21 – $18.00	123,750	17.06	6.5	92,812	17.06

	1,330,216	$11.55		698,180	$12.64

The weighted average fair value of options granted during the years ended June 30, 2003, 2002, and 2001, calculated using the Black-Scholes option pricing model, was approximately $4.67 per share, $5.28 per share, and $4.81 per share, respectively. The number of stock options exercisable as of June 30, 2002, and 2001 were 533,455 and 424,274 at a weighted average exercise price of $12.96 and $11.51, respectively.

The following table summarizes stock option activity under the 1987 Stock Option Plan and the 1997 Stock Incentive Plan:

		Price Per Share

			Weighted
	Outstanding	Range	Average

Shares at July 1, 2000	1,058,310	$4.11 – $18.00	$12.60
Granted	469,698	8.06 – 13.63	10.21
Exercised	(73,476)	4.11 – 11.19	5.88
Canceled	(233,091)	4.11 – 17.00	12.97

Shares at June 30, 2001	1,221,441	6.67 – 18.00	12.05
Granted	340,002	7.90 – 11.25	9.58
Exercised	(95,218)	6.67 – 9.70	7.39
Canceled	(179,362)	7.00 – 17.25	10.77

Shares at June 30, 2002	1,286,863	7.90 – 18.00	11.93
Granted	272,100	8.87 – 11.30	9.53
Exercised	(625)	8.58 – 8.58	8.58
Canceled	(228,122)	8.58 – 17.75	11.26

Shares at June 30, 2003	1,330,216	$7.90 – $18.00	$11.55

Non-employee Director Stock Option Plan. In 1995, the Board of Directors and the shareholders of the Company approved the non-employee director stock option plan. The purpose of this plan is to permit the Company to grant options to the Company’s outside directors as part of their compensation. The plan originally had 135,000 shares reserved for issuance and in November 1998, an amendment was approved to increase the number of shares to 260,000. Outstanding options are generally exercisable annually in installments over a three-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire five years after date of grant.

Exercise prices for non-employee director options outstanding as of June 30, 2003, ranged from $9.09 to $16.38 (fair market value on dates of grant). The following table provides certain information with respect to stock options outstanding and exercisable at June 30, 2003 under the non-employee director stock option plan:

	Outstanding			Exercisable

		Weighted-	Weighted-		Weighted-
		average	average	Stock	average
	Stock options	exercise	remaining	options	exercise
Range of exercise prices	outstanding	price	contractual life	exercisable	price

Under $ 9.00	25,000	$8.01	4.4	—
Under $10.80	25,000	9.09	3.4	8,330	$9.09
$10.81 – $12.60	36,250	11.31	2.4	27,915	11.40
$12.61 – $14.40	20,000	13.25	0.4	20,000	13.25
$16.21 – $18.00	20,000	16.38	1.4	20,000	16.38

	126,250	$11.33	2.5	76,245	$12.94

The weighted average fair value of options granted during the years ended June 30, 2003, 2002, and 2001, calculated using the Black-Scholes option pricing model, was approximately $3.56 per share, $4.37 per share, and $5.27 per share, respectively. The number stock options exercisable as of June 30, 2002, and 2001 were 79,912 and 96,496 at a weighted average exercise price of $13.08 and $10.44, respectively.

The following table summarizes stock option activity under the non-employee director stock option plan:

				Weighted
			Available for	Average
	Reserved	Outstanding	Grant	Price

Shares at July 1, 2000	244,250	121,000	123,250	$10.28
Granted	—	36,250	(36,250)	11.31
Exercised	(15,750)	(15,750)	—	4.11

Shares at June 30, 2001	228,500	141,500	87,000	11.23
Granted	—	25,000	(25,000)	9.09
Exercised	(38,250)	(38,250)	—	6.58

Shares at June 30, 2002	190,250	128,250	62,000	12.20
Granted	—	25,000	(25,000)	8.01
Canceled	—	(27,000)	27,000	12.42

Shares at June 30, 2003	190,250	126,250	64,000	$11.33

Stock Repurchase Program

In fiscal 2000, the Company’s Board of Directors authorized the repurchase from time to time of up to approximately $5 million of the Company’s common stock in the open market or in negotiated transactions. During fiscal 2002, the Company repurchased 211,400 shares at an average price of $12.81 per share. During fiscal 2003, no shares were repurchased. The Company’s new credit agreement and new note purchase agreement restrict the Company’s right to repurchase shares. This stock repurchase program will remain in effect, however, until discontinued by the Board of Directors.

12. INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended June 30,

	2003	2002	2001

	(in thousands)
Current -
Federal income tax	$2,332	$4,709	$6,323
State income tax	357	761	1,187

	2,689	5,470	7,510
Deferred -
Federal income tax	5,091	1,174	(6,139)
State income tax	727	269	(965)

	5,818	1,443	(7,104)

	$8,507	$6,913	$406

The net deferred tax asset consists of the following:

	June 30,

	2003	2002

	(in thousands)
Gross assets	$8,611	$10,653
Gross liabilities	(7,681)	(3,905)

Net deferred tax asset	$930	$6,748

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	June 30,

	2003	2002

	(in thousands)
Loan loss provision	$3,538	$4,885
Accrued liabilities and other	1,193	1,564
Deferred revenue	1,785	2,125
Depreciation and amortization	(6,264)	(2,552)
Interest-rate swap	678	726

	$930	$6,748

The provisions for taxes on income as reported differ from the tax provision computed by applying the statutory federal income tax rate of 35% in each of 2003 and 2002, and 34% in 2001, as follows:

	Year Ended June 30,

	2003	2002	2001

	(in thousands)
Federal income tax provision on income at statutory rate	$7,449	$5,959	$346
State taxes, net of federal benefit	959	928	63
Amortization of goodwill	—	—	112
Other	99	26	(115)

Income tax provision	$8,507	$6,913	$406

13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its facilities and certain equipment under non-cancelable operating leases. Most of the Company’s facility leases contain options that allow the Company to renew leases for periods that generally range from three to nine years. At June 30, 2003, future minimum rental payments under existing leases were as follows (in thousands):

Year Ending June 30,:
2004	$19,416
2005	13,576
2006	7,821
2007	4,039
2008	2,203
Remaining years	478

$47,533

Lease expense was approximately $19.1 million, $19.2 million, and $17.9 million, for the years ended June 30, 2003, 2002, and 2001, respectively.

14. EMPLOYEE BENEFITS PLANS

The Company maintains a 401(k) savings plan (the “Benefit Plan”) on behalf of its employees. Employees may contribute up to 20% of their annual compensation to the Benefit Plan, subject to statutory maximums. The Benefit Plan provides a matching of 25% of employee contributions made to the Benefit Plan. The Company’s matching contributions for the Benefit Plan were approximately $239,000, $229,000, and $219,000 for the years ended June 30, 2003, 2002, and 2001, respectively.

Effective July 1, 2001, the Company established an executive non-qualified deferred compensation plan (the “Executive Benefit Plan”). Company executives may contribute up to 25% of their annual compensation to the Executive Benefit Plan. The Executive Benefit Plan provides a match of 25% of employee contributions up to the current 401(k) savings plan deferral limit. The Company’s matching contributions for the Executive Benefit Plan were approximately $37,000 and $24,000 for the years ended June 30, 2003 and 2002, respectively.

15. RELATED PARTY TRANSACTIONS

In fiscal 2000, the Company purchased approximately 14% of the shares of Series A Convertible Preferred Stock of ePacific, Incorporated (“ePacific”) for $1 million. ePacific is a private company in the business of providing customized debit-card payment systems and electronic funds transfer processing services. ePacific, formerly a controlled subsidiary of Goleta, provided the debit-card system and processing services to Goleta to enable it to make the Goleta Loans described above in Note 1, Summary of Significant Accounting Policies – Loans Receivable, Net. For the fiscal year ended June 30, 2003, 2002 and 2001, the Company purchased 47,000, 150,000, and 484,000 debit-cards for a total of $0.1 million, $0.5 million, and $1.5 million, respectively. In conjunction with the transition from the Goleta Loans and to state-regulated loan products, ePacific provided its loan processing service directly to the Company. The Company paid ePacific a total of $300,000 during fiscal 2003 for loan processing.

Under a stockholders’ agreement with ePacific and its other stockholders, the Company had the right to designate one person to serve as a director of ePacific. Jay B. Shipowitz, the Company’s President and Chief Operating Officer, served as a director of ePacific until August 22, 2003.

Primarily as a result of the termination of the relationship between the Company and Goleta, on June 2, 2003, ePacific’s board of directors decided to dissolve the corporation and distribute the remaining assets. The Company received a cash distribution of $297,000 and, therefore, recorded a loss on investment of $703,000.

16. DISCONTINUED OPERATIONS

During the quarter ended December 31, 2002, the Company sold 19 underperforming stores in Florida for a pre-tax gain of $0.8 million and an after-tax gain of $0.5 million. The gain on the sale of the 19 stores has been classified as discontinued operations, and includes the write-off of $0.8 million of fixed assets and $0.1 million of goodwill related to the 19 stores. The operating results of the 19 stores had no material impact on current or historical net income or cash flow for or during the first six months of fiscal 2003. Operating results for the 19 stores for the years ended June 30, 2003 and 2002 are shown below.

	Year Ended June 30,

	2003	2002	2001

	(in thousands, except per share amounts)
Revenue	$966	$2,537	$1,952
Gross margin (loss)	(37)	103	(57)
After-tax income (loss)	(22)	62	(34)
Diluted earnings (loss)per share	0.00	0.01	0.00

17. PENDING LAWSUITS AND SETTLEMENTS

The Company is a defendant in a number of lawsuits regarding its arrangements with Goleta regarding the Goleta Loans that were offered at most of the Company’s locations. A key issue in those lawsuits regarding the Goleta Loans was whether Goleta or the Company is properly regarded as the lender. If the Company, rather than Goleta, were held to be the lender, then the terms of the Goleta Loans, and the Company’s activities in connection with those Goleta Loans, would likely violate usury and other consumer-protection laws in certain states and, accordingly, the Company would likely become obligated to pay damages and other relief that could significantly impair the Company’s financial condition and financial resources. The Company and Goleta, however, strongly maintained that Goleta, and not the Company, was the lender of the Goleta Loans. A federal district court in Indiana agreed with the Company’s and Goleta’s position that Goleta is properly regarded as the lender of the Goleta Loans. This is the sole court decision to-date that has addressed the merits of this key issue. In addition, the Company has settled other lawsuits and administrative proceedings with state authorities regarding the Company’s activities related to the Goleta Loans.

On May 12, 2003, however, the Company entered into a settlement agreement regarding the purported nationwide class-action Goleta Loan-related lawsuit, Purdie v. Ace Cash Express, Inc. et al., pending in the United States District Court in Dallas, Texas. That settlement agreement, if finally approved by the court and implemented, will result in the release of substantially all of the claims of former borrowers against the Company (and Goleta) not only in the Purdie lawsuit, but also in the other pending Goleta Loan-related lawsuits. In the settlement agreement, the Company agreed, among other things, to pay:

•	at least $2.5 million as refunds to former borrowers who have repaid all of their Goleta Loans and who timely submit claims for refunds or, if the refunds and certain other amounts paid by the Company total less than $2.5 million, the amount of the shortfall to certain consumer-advocacy organizations;

•	up to $2.1 million as attorneys fees to the plaintiffs’ counsel in the lawsuits being settled and terminated; and

•	notice and other administrative costs in connection with the settlement.

The refund payable by the Company to each eligible former borrower who files a refund claim will be approximately five percent of the interest or finance charges paid by that borrower, but not less than $7.50 or more than $45.00.

Based on estimates of anticipated claims by eligible borrowers and of administrative and other costs related to the settlement, the Company recorded a $5 million charge for its settlement payment obligations in its financial statements in the third quarter of fiscal 2003.

On June 13, 2003, the federal court granted preliminary approval of the proposed settlement in the Purdie lawsuit. The court hearing regarding the fairness of the terms of the proposed settlement, at which the Company hopes to obtain final court approval, is scheduled for October 15, 2003.

The Company provided $5.8 million, $2.0 million, and $0.4 million, respectively, for the settlement of lawsuits in its financial statements for the years ended June 30, 2003, 2002, and 2001 to satisfy its settlement obligations. In the fourth quarter of the fiscal year ended June 30, 2003, the Company recovered $4.7 million from liability insurance coverage for claims related to various Goleta Loan-related lawsuits.

18. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the fiscal years ended June 30, 2003, 2002, and 2001, are as follows:

	Unaudited

	Three Months Ended
					Year Ended
	Sept 30	Dec 31	Mar 31	June 30	June 30

		(in thousands, except per share amounts)
2003:
Revenues	$56,061	$57,295	$67,167	$53,765	$234,289
Income from continuing operations	2,406	1,910	2,616	5,344	12,276
Diluted earnings per share from continuing operations	.24	.19	.26	.52	1.20
Net income	2,406	2,409	2,616	5,344	12,775
Diluted earnings per share	.24	.24	.26	.52	1.25
2002:
Revenues	$51,910	$54,662	$68,091	$54,603	$229,266
Net income	1,989	1,995	4,170	1,959	10,113
Diluted earnings per share	.20	.20	.41	.19	1.00
2001:
Revenues	$40,238	$45,100	$60,193	$51,244	$196,775
Net income (loss)	1,386	1,997	(4,155)	1,383	611
Diluted earnings (loss) per share	.14	.20	(.41)	.13	.06

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders,
Ace Cash Express, Inc.:

In connection with our audit of the consolidated financial statements of Ace Cash Express, Inc. and Subsidiaries referred to in our report dated August 19, 2003, which is included in Part IV of this Form 10-K, we have also audited Schedule II for the years ended June 30, 2003 and 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein. The information presented in this schedule for the year ended June 30, 2001 was audited by other auditors who have ceased operations. These auditors expressed an unqualified opinion on this schedule in their report dated August 13, 2001.

GRANT THORNTON LLP

Dallas, Texas,
August 19, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Ace Cash Express, Inc. filing on Form 10-K for the year ended June 30, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing of Form 10-K. The consolidated balance sheet at June 30, 2001 and 2000, and the consolidated statements of earnings, shareholders’ equity and cash flows for the year ended June 30, 2000 and 1999 have not been included in the accompanying financial statements.

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

ARTHUR ANDERSEN LLP

Dallas, Texas
August 13, 2001

ACE CASH EXPRESS, INC. AND SUBSIDIARIES (a)

Schedule II – Valuation and Qualifying Accounts

(in millions)

		Additions

		Charged				Balance
	Balance at	to costs	Charged			at
	beginning	and	to other			end of
Description	of period	expenses	accounts	Deductions		period

June 30, 2003:
Loan loss allowance	$12.2	$19.3	$—	$(22.8)		$8.7
Loan loss liability to Republic Bank	$—	$2.9	$—	$(0.9)		$2.0
Restructure reserve	$0.4	$—	$—	$(0.2)		$0.2
June 30, 2002:
Loan loss allowance	$13.4	$21.9	$—	$(23.1)		$12.2
Loan loss liability to Republic Bank	$—	$—	$—	$—		$—
Restructure reserve	$1.2	$(0.2)	$—	$(0.6)		$0.4
June 30, 2001:
Loan loss allowance	$—	$24.8	$1.6 (b)	$(13.0)		$13.4
Loan loss liability to Republic Bank	$—	$—	$—	$—		$—
Restructure reserve	$—	$8.7	$—	$(7.5	) (c)	$1.2

(a)	This schedule should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto.

(b)	In connection with the establishment of the loan loss provision, $1.6 million was reserved for loans re-established.

(c)	Includes $6.5 million of costs associated with the write-off of goodwill and covenants not to compete, fixed asset and inventory disposals, and lease terminations related to store closings and impairments, and $1.0 million adjustment related to the Company’s estimate of remaining lease obligations.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

21	Subsidiaries of the Company.

23	Consent of Grant Thornton LLP.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.