Form 10-Q
period 2003-09-30
ACE CASH EXPRESS INC/TX
filed 2003-11-14
CIK 849116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 11, 2003

Common Stock	10,407,286

PART I. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
INTERIM UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS
EX-10.1 First Amendment to Credit Agreement
EX-10.2 Second Amendment to Credit Agreement
EX-10.3 Restricted Stock Agreement
EX-10.4 Restricted Stock Agreement
EX-31 Certifications of CEO and CFO
EX-32 Certifications of CEO and CFO

ACE CASH EXPRESS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	June 30,
	2003	2003

	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$93,226	$108,110
Accounts receivable, net	5,628	9,429
Loans receivable, net	14,203	13,000
Prepaid expenses, inventories, and other current assets	10,788	10,742

Total Current Assets	123,845	141,281

Noncurrent Assets
Property and equipment, net	30,982	32,352
Covenants not to compete, net	1,066	1,151
Goodwill, net	75,641	75,586
Other assets	8,032	8,398

Total Assets	$239,566	$258,768

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Revolving advances	$69,000	$83,900
Accounts payable, accrued liabilities, and other current liabilities	35,955	40,756
Money orders payable	5,550	6,884
Term advances	3,833	3,833
Notes payable	719	778

Total Current Liabilities	115,057	136,151

Noncurrent Liabilities
Term advances	33,478	34,436
Notes payable	113	110
Other liabilities	8,485	9,087

Total Liabilities	157,133	179,784

Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 10,556,379 and 10,395,113 shares issued and 10,344,979 and 10,183,713 shares outstanding, respectively	103	102
Additional paid-in capital	25,962	24,385
Retained earnings	61,251	58,244
Accumulated comprehensive loss	(773)	(1,017)
Treasury stock, at cost, 211,400 shares	(2,707)	(2,707)
Unearned compensation - restricted stock	(1,403)	(23)

Total Shareholders’ Equity	82,433	78,984

Total Liabilities and Shareholders’ Equity	$239,566	$258,768

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Three Months Ended
	September 30,

	2003	2002

Revenues	$55,701	$56,061
Store expenses:
Salaries and benefits	14,255	14,440
Occupancy	7,249	7,278
Provision for loan losses and doubtful accounts	6,351	6,454
Depreciation	1,737	1,755
Other	8,777	8,456

Total store expenses	38,369	38,383

Store gross margin	17,332	17,678
Region expenses	4,477	4,139
Headquarters expenses	4,313	4,011
Franchise expenses	263	262
Other depreciation and amortization	1,017	1,489
Interest expense, net	2,235	3,640
Other expenses, net	16	127

Income before income taxes	5,011	4,010
Income taxes	2,004	1,604

Net income	$3,007	$2,406

Basic earnings per share	$0.29	$0.24
Weighted average number of common shares outstanding – basic	10,296	10,181
Diluted earnings per share	$0.28	$0.24
Weighted average number of common outstanding – diluted	10,589	10,184

The accompanying notes are an integral part of these consolidated financial statements.
..

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$3,007	$2,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,754	3,244
Provision for loan losses	6,486	6,424
Provision for doubtful accounts	(135)	30
Loss on disposal of property and equipment	119	57
Deferred revenue	(455)	(636)
Amortization of restricted stock grants	88	—
Changes in assets and liabilities:
Accounts receivable	3,936	3,460
Loans receivable	(5,743)	(12,772)
Prepaid expenses, inventories, and other current assets	(209)	659
Other assets	(253)	(1,153)
Accounts payable, accrued liabilities, and other liabilities	(6,487)	2,969

Net cash provided by operating activities	3,108	4,688
Cash flows from investing activities:
Purchases of property and equipment, net	(794)	(792)
Cost of net assets acquired	(60)	(51)

Net cash used in investing activities	(854)	(843)
Cash flows from financing activities:
Net decrease in money orders payable	(1,334)	(5,569)
Net repayments of revolving advances	(14,900)	(7,000)
Net repayments of term advances	(958)	(750)
Net repayments of notes payable	(56)	(133)
Proceeds from stock options exercised	109	6
Proceeds from restricted stock granted	1	—

Net cash used in financing activities	(17,138)	(13,446)

Net decrease in cash and cash equivalents	(14,884)	(9,601)
Cash and cash equivalents, beginning of period	108,110	116,264

Cash and cash equivalents, end of period	$93,226	$106,663

Supplemental disclosures of cash flows information:
Interest paid	$2,270	$2,589
Income taxes paid	$351	$50

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed interim consolidated financial statements of Ace Cash Express, Inc. (the “Company” or “ACE”) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements in its Annual Report on Form 10-K for the year ended June 30, 2003, filed with the Securities and Exchange Commission. In the opinion of Company management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

Certain prior period balances have been reclassified to conform to the current period’s presentation.

Revenue Recognition Policy

Approximately 90% of the Company’s revenues result from transactions at the point-of-sale with its customers, and approximately 65% of the Company’s revenues are effectively recognized when the transaction is completed at the point-of-sale. These transactions include check cashing, bill payment, money transfer, money order sales, and other miscellaneous products and services grouped in “other fees.” The Company acts in an agency capacity regarding some of the products and services offered and sold at its stores, and therefore records as revenue the amounts received from customers less amounts remitted to the provider.

For short-term or “payday” loans made by the Company, for the Republic Loans (as defined below) for which the Company acts only as marketing agent and servicer (for a fee from the lender), and (during the fiscal year ended June 30, 2003) for the Company’s participation interests in Goleta Loans (as defined below), revenues constituting loan fees and interest (whether paid by the customer or the lender) are recognized ratably over the term of each loan, which is generally 14 days.

Contractual revenue guarantees from product or service providers are recognized in accordance with the terms of the contracts under which they are paid. Any bonus or incentive payments from product or service providers are amortized over the term or duration of the contracts under which they are made.

Franchised store revenue consists of the up front franchise fees charged for opening the franchised store and on-going royalty fees. Franchise fees, which are the initial fees paid by the franchisees, are recognized when the franchise location has been identified, the lease has been obtained, training has occurred, the building has been built or leasehold improvements have been completed, the proprietary point-of-sale system has been installed and the store has been opened. Franchise royalty fees are a percentage of each franchisee’s actual revenues, and these are recognized monthly and payable under the franchise agreement.

Earnings Per Share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, after adjusting for the dilutive effect of stock options. Restricted stock that has been granted and not forfeited to or repurchased by the Company is included in common shares outstanding for both calculations. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share:

	Three Months Ended
	September 30,

	2003	2002

	(in thousands)
Net income	$3,007	$2,406

Reconciliation of denominator:
Weighted average number of common shares outstanding - basic	10,296	10,181
Effect of dilutive stock options	293	3

Weighted average number of common shares outstanding - diluted	10,589	10,184

The following table presents the options to purchase shares of common stock which were not included in the computation of diluted earnings per share for the three months ended September 30, 2003 and 2002 because the exercise prices of those options were greater than the average market price of the common shares; therefore, the effect would be anti-dilutive.

	Three Months Ended
	September 30,

	2003	2002

	(in thousands)
Options not included in the computation of earnings per share	190	1,363

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for accounts receivable, loans receivable, accounts payables, revolving advances, money orders payable, and notes payable all approximate fair value because of the short-term maturities of these instruments. Term advances approximate fair value because of the recent refinancing of these obligations.

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123” (“SFAS 148”). SFAS 148 was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Entities are still permitted to account for stock-based compensation programs using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company currently accounts for stock-based compensation using the intrinsic value method. The interim disclosure requirements prescribed by SFAS 148 are included in these interim consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. This applied to guarantees issued or modified subsequent to December 31, 2002, but had certain disclosure requirements effective June 30, 2003. FIN 45 had no effect on the Company’s financial position and results of operations. The Company made the disclosures required by FIN 45 in these interim consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that variable interest entities be consolidated by their primary beneficiary. FIN 46 became effective with all financial statements issued after January 31, 2003. FIN 46 had no effect on the Company’s financial position and results of operations.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not had an effect on the Company’s financial position and results of operations.

Stock Incentive Plans

At September 30, 2003, the Company sponsored one employee stock incentive plan, which permits the grant of stock options and restricted stock, and one non-employee director stock option plan. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation cost of $88,400 is reflected in the Company’s reported net income for the three months ended September 30, 2003, corresponding to 137,500 shares of restricted stock granted under the employee stock incentive plan through September 30, 2003. No other stock-based employee compensation is reflected in the Company’s reported net income, because all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended
	September 30,

	2003	2002

	(in thousands, except per share amounts)
Net income, as reported	$3,007	$2,406
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock option awards, net of related tax effects	(562)	(677)
Deduct: Total stock-based non-employee director compensation expense determined under fair value based methods for all stock option awards, net of related tax effects	—	—

Pro forma net income	$2,445	$1,729

Earnings per share:
Basic – as reported	$0.29	$0.24

Basic – pro forma	$0.24	$0.17

Diluted – as reported	$0.28	$0.24

Diluted – pro forma	$0.23	$0.17

The weighted average fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended September 30, 2003 and 2002: expected volatility of 46% for each period; expected lives of 6.0 and 6.1 years, respectively; risk-free interest rates of 2.9% and 3.3%, respectively; and no expected dividends. Outstanding options are generally exercisable annually in installments over a three- to four-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire at ten years after date of grant. Restricted stock generally vests over a three- to four-year period from the date of grant. As of September 30, 2003, 1,649,449 shares were reserved for stock grants, 1,529,588 shares had been granted, and 119,861 shares were available for stock grants.

The weighted average fair value of each non-employee director option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended September 30, 2003 and 2002: expected volatility of 46% for each period; expected lives of 4.9 and 5.0 years, respectively; risk-free interest rates of 2.9% and 3.3%, respectively; and no expected dividends. Outstanding options are generally exercisable annually in installments over a three-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire five years after date of grant. As of September 30, 2003, 190,250 shares were reserved for stock grants, 126,250 shares had been granted, and 64,000 shares were available for stock grants.

2. OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that differentiate between company-owned and franchised stores. Company-owned store revenue is generated from store customer-transaction processing, and franchised store revenue is generated from the franchise fees charged for opening the store and on-going royalty fees from franchisees. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Segment information for the three months ended September 30, 2003 and 2002 was as follows:

	Company-
	owned	Franchised	Other	Total

		(in thousands)
Three months ended September 30, 2003:
Revenue	$55,104	$597	$—	$55,701
Gross margin	16,735	597	—	17,332
Region, headquarters, franchise expenses	(8,790)	(263)		(9,053)
Other depreciation and amortization		(2)	(1,015)	(1,017)
Interest expense, net			(2,235)	(2,235)
Other expenses, net			(16)	(16)

Income (loss) before taxes	$7,945	$332	$(3,266)	$5,011

Three months ended September 30, 2002:
Revenue	$55,517	$544	$—	$56,061
Gross margin	17,134	544	—	17,678
Region, headquarters, franchise expenses	(8,150)	(262)	—	(8,412)
Other depreciation and amortization	—	—	(1,489)	(1,489)
Interest expense, net	—	—	(3,640)	(3,640)
Other expenses, net	—	—	(127)	(127)

Income (loss) before taxes	$8,984	$282	$(5,256)	$4,010

Additional segment information as of September 30, 2003 and 2002 was as follows:

	Company-owned	Franchised	Total

	(in thousands, except for number of stores)
As of September 30, 2003:
Total assets	$239,081	$485	$239,566
Number of stores	968	206	1,174
As of September 30, 2002:
Total assets	$257,299	$707	$258,006
Number of stores	1,002	188	1,190

3. DERIVATIVE INSTRUMENTS

The Company’s objective in managing its exposure to fluctuations in interest rates is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates. To achieve this objective, the Company has entered into interest-rate swap agreements. The interest-rate swaps are derivative instruments related to forecasted transactions and are considered to hedge future cash flows. The effective portion of any gains or losses are included in accumulated comprehensive income (loss) until earnings are affected by the variability of cash flows. Any ineffective portion is recognized currently into earnings. The cash flows of the interest-rate swaps are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the floating-rate revolving loan facility and floating-rate term loan notes. If it becomes probable that a forecasted transaction will no longer occur, the interest-rate swap will continue to be carried on the balance sheet at fair value, and gains or losses that were deferred in accumulated comprehensive income (loss) will be recognized immediately into earnings. If the interest-rate swaps are terminated prior to their expiration dates, any cumulative gains and losses will be deferred and recognized into earnings over the remaining life of the underlying exposure. If the hedged liabilities are to be sold or extinguished, the Company will recognize the gain or loss on the designated financial instruments currently into earnings.

The Company uses the cumulative approach to assess effectiveness of the cash flow hedges. The measurement of hedge ineffectiveness is based on the cumulative dollar offset method. Under this method, the Company compares the changes in the floating rate component of the cash flow hedge to the floating rate cash flows of the revolving loan facility and the term loan notes. Changes in the fair value of the effective cash flow hedges are recorded in accumulated comprehensive income (loss). The effective portion that has been deferred in accumulated comprehensive income (loss) will be reclassified to earnings when the hedged items impact earnings.

The associated underlying hedged liability has exceeded the notional amount for each of the Company’s interest-rate swaps throughout the existence of the interest-rate swaps, and it is anticipated that it will continue to do so with respect to the swaps in effect as of September 30, 2003. The interest-rate swaps are based on the same index as their respective underlying debt. The interest-rate swaps to date have been highly effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated comprehensive income (loss) into earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness during the three months ended September 30, 2003 or 2002.

The last of the original four interest rate swaps (related to indebtedness under the Company’s former bank credit agreement) expired as of January 1, 2003, and the Company entered into two new interest-rate swaps during the fourth quarter of fiscal 2003. The interest-rate swaps resulted in an increase of interest expense of $105,000 and $906,000 for the three months ended September 30, 2003 and 2002, respectively.

The average notional amounts related to the interest rate swaps are as follows (in millions):

	Average Notional Amount

	September 30,	June 30,	September 30,	June 30,
Corresponding Debt	2003	2003	2002	2002

Revolving advance (expired)	$—	$—	$84	$85
Revolving advance	60	60	—	—
Term loan notes	20	20	—	—

The effective interest rates for the notional amounts related to the revolving advance and term loan notes as of September 30, 2003 are as follows:

	Average
	Notional	Effective Swap Rate as of
Corresponding Debt	Amount	September 30, 2003

	(in millions)
Revolving advance	$60	4.715%
Term loan notes	20	14.465%

The fair value of the interest-rate swaps increased by $244,000 and $496,000, net of tax, during the three months ended September 30, 2003 and 2002, respectively, and those increases have been recorded in accumulated comprehensive loss. The estimated net amount of existing loss expected to be reclassified into earnings during the next twelve months is $411,000.

Accumulated comprehensive loss balances related to the interest-rate swaps are as follows (in thousands):

					Decrease in Accumulated
					Comprehensive Loss
	Accumulated Comprehensive Loss,				for the Three Months
	Net of Tax, as of				Ended September 30,

	September 30,	June 30,	September 30,	June 30,
Corresponding Debt	2003	2003	2002	2002	2003	2002

Revolving advance (expired)	$—	$—	$(582)	$(1,078)	$—	$496
Revolving advance	(734)	(925)	—	—	191	—
Term loan notes	(39)	(92)	—	—	53	—

	($773)	($1,017)	($582)	($1,078)	$244	$496

The accumulated comprehensive loss as of September 30, 2003 and 2002, is net of a tax benefit of $516,000 and $388,000, respectively. The accumulated comprehensive loss as of June 30, 2003 and 2002, is net of a tax benefit of $678,000 and $737,000, respectively

A summary of comprehensive income (loss) for the three months ended September 30, 2003 and 2002 is presented below:

	Three Months Ended September 30,

	2003	2002

	(in thousands)
Net income	$3,007	$2,406
Other comprehensive income:
Unrealized gain on hedging instruments before tax expense	406	845
Tax expense	(162)	(349)

Unrealized gain on hedging instruments net of tax expense	244	496

Comprehensive income	$3,251	$2,902

4. RESTRUCTURING CHARGES - ACCELERATED STORE CLOSINGS

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

The accrual balance was $0.2 million as of September 30, 2003 and June 30, 2003. The accrual provides for the leases that will be paid out over their remaining terms, and the Company anticipates that the remaining liabilities will be paid by approximately February 2005.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Amortizable Intangible Assets

Covenants not to compete are as follows:

	September 30, 2003	June 30, 2003

	(in thousands)
Covenants not to compete, at cost	$2,269	$2,281
Less – accumulated amortization	(1,203)	(1,130)

	$1,066	$1,151

Covenants not to compete are amortized over the applicable period of the contract. The weighted-average amortization period is 5.1 years.

Amortization expense related to the covenants not to compete for the three months ended September 30, 2003 and estimated for the five succeeding fiscal years assuming current balances and no new acquisitions, are as follows:

Amortization Expense for Covenants Not to Compete
(in thousands)

Actual	Estimated

For the Three	For the Year Ended June 30,
Months Ended
September 30, 2003	2004	2005	2006	2007	2008

$90	$346	$257	$139	$101	$100

Intangible Assets Not Subject to Amortization

The carrying value of the Company’s goodwill is as follows:

	September 30, 2003	June 30, 2003

	(in thousands)
Goodwill – cost	$83,771	$83,716
Less – accumulated amortization	(8,130)	(8,130)

	$75,641	$75,586

Changes in the carrying value of goodwill for the three months ended September 30, 2003 are as follows:

Three Months Ended
September 30, 2003

(in thousands)
Balance, beginning of the period	$75,586
Goodwill from acquisitions	55

Balance, end of the period	$75,641

There were no impairment losses for the three months ended September 30, 2003 or 2002.

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

Since January 1, 2003, all of the small, short-term loan products or similar services, commonly referred to as “payday loans,” offered at the Company’s stores have consisted of either (1) short-term loans or deferred-deposit services made or entered into by the Company, or (2) deferred-deposit loans or services (“Republic Loans”) made or entered into by Republic Bank & Trust Company, a Kentucky state-chartered bank (“Republic Bank”). As of September 30, 2003, the Company was offering its own small short-term loan or deferred-deposit service in 513 of its owned stores, and Republic Bank was offering Republic Loans in 349 of the Company’s owned stores in Texas, Pennsylvania, and Arkansas. All of these loans and services, regardless of type, are made in accordance with state regulation; therefore, the terms of the loans and services vary from state to state.

In general, the Company’s payday loan product or service consists of providing a customer cash in exchange for the customer’s check or an Automated Clearinghouse (“ACH”) authorization to debit the customer’s bank account, along with an agreement to defer the presentment or deposit of that check or the initiation of that ACH debit on the customer’s account, as the case may be, until the customer’s next payday. The amount of the customer’s check or ACH authorization is the amount of the cash provided to the customer plus a fee to the Company. The term of the deferral of the check presentment or ACH debit is typically two to four weeks. During the quarter ended September 30, 2003, the average amount of cash provided to a customer in such a transaction was $265, and the average fee to the Company was $38.99. As of September 30, 2003 and June 30, 2003, the gross receivable for the Company’s payday loans was approximately $24.1 million and $20.2 million, respectively.

The Republic Loans are offered and made at the Company’s stores in accordance with a Marketing and Servicing Agreement with the Company dated as of October 21, 2002, as amended (the “Republic Bank Agreement”), which is scheduled to continue until January 1, 2006. The terms of the Republic Loans are generally similar to those of the Company’s own loan products or services, though Republic Bank has sole discretion regarding the terms of its loans or services. As of September 30, 2003, Republic Bank authorized loans up to $425 with a term of 14 days, and the interest charged by Republic Bank was $17.64 per $100 of loan value. Under the terms of the Republic Bank Agreement, Republic Bank pays the Company an agency fee for the Company’s services in marketing or processing the Republic Loans at the stores and in collecting outstanding Republic Loans. The Company does not acquire or own any participation interest in any of the Republic Loans, but the Company’s fees are subject to reduction by the losses from uncollected Republic Loans. The maximum potential future payments the Company could be obligated to make pursuant to the Republic Bank Agreement represent the total outstanding Republic Loans recorded on Republic Bank’s financial statements, which were $9.7 million as of September 30, 2003 and $10.4 million as of June 30, 2003.

Loan fees and interest, include the Company’s interest and fees received from its participation interests in Goleta Loans, its fees and interest received from customers of the Company’s payday loan product or service, and its agency fees received from Republic Bank related to Republic Loans. Loan fees and interest revenues are recognized ratably over the term of each loan, regardless of the type of revenue or loan.

The Company has established a loan loss allowance regarding its economic interests in the Company’s payday loans and (until 180 following the December 31, 2002 cessation of the Goleta Agreement) in the Goleta Loans. The Company’s policy for determining the loan loss allowance is based on historical loan loss experience generally, as well as the results of management’s review and analysis of the payment and collection of the loans within the last fiscal quarter. The Company’s policy is to charge off interests in all of the Company’s payday loans and Goleta Loans which are 180 days or more past due. Charge-offs are applied as a reduction to the allowance for loan losses and any recoveries of previously charged off loans are applied as an increase to the allowance for loan losses. The Company establishes a payable to Republic Bank to reflect the Company’s obligation to, in effect, bear all Republic Loan losses; that payable estimates such losses from such loans that are 180 days or more past due. The Company’s policy in establishing the payable regarding Republic Loan losses is substantially the same as its policy regarding the loan loss allowance for the other types of loans.

Loans receivable, net, on the consolidated balance sheets as of September 30, 2003 and June 30, 2003 were $14.2 million and $13.0 million, respectively, which includes receivables for the Company’s payday loans (but not regarding any Republic Loans, because the Company does not own any interest in those loans). The loan loss allowance of $9.9 million and $8.7 million as of September 30, 2003 and June 30, 2003, respectively, represented 41.0% and 40.2% of the gross loans receivable as of that date. Net loan charge-offs for the quarter ended September 30, 2003 and 2002, were $3.4 million and $4.7 million, respectively.

7. PENDING LAWSUITS AND SETTLEMENTS

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

Based on estimates of anticipated claims by eligible borrowers and of administrative and other costs related to the settlement, the Company recorded a $5 million charge for its settlement payment obligations in its financial statements in the third quarter of fiscal 2003. During the quarter ended September 30, 2003, the Company expensed an additional $0.1 million for administrative costs related to the settlement.

On June 13, 2003, the federal court granted preliminary approval of the proposed settlement in the Purdie lawsuit. On October 15, 2003, the federal court held a fairness hearing regarding the terms of the proposed settlement, and the court has not yet made a final ruling on the settlement. In the fourth quarter of the fiscal year ended June 30, 2003, the Company recovered $4.7 million from liability insurance coverage for claims related to various Goleta Loan-related lawsuits.

The Company is also a plaintiff in a lawsuit against the seller of the assets of check-cashing and related financial services locations, and the two controlling persons of that seller, arising from an asset purchase agreement entered into in November 2000. Because of a court order requiring the Company to vacate 11 of the locations purported to be sold under the agreement, the Company filed the lawsuit seeking damages in excess of $2 million from the seller and its controlling persons. On March 24, 2003, the trial court granted a motion to dismiss the Company’s complaint against the two controlling persons (but not against the seller). On March 31, 2003, the Company filed an appeal of that order. On October 15, 2003, a Texas state appellate court heard oral arguments in the Company’s appeal, but the court has not yet ruled on the appeal. Although the Company believes that its legal claims in this lawsuit have merit, it has not determined that its likelihood of recovery is so probable as to justify reflecting any anticipated gain or recovery in the Company’s financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA
(unaudited)

	Three Months Ended		Year Ended
	September 30,		June 30,

	2003	2002	2003	2002	2001

Supplemental Statistical Data:
Company-owned stores in operation:
Beginning of period	968	1,003	1,003	988	915
Acquired	1	1	2	8	133
Opened	4	1	14	39	49
Sold	—	—	(23)	—	(4)
Closed (1)	(5)	(3)	(28)	(32)	(105)

End of period	968	1,002	968	1,003	988

Franchised stores in operation:
Beginning of period	200	184	184	175	157
Opened	7	5	26	22	30
Acquired by ACE	(1)	(1)	(2)	(8)	(4)
Closed/Sold	—	—	(8)	(5)	(8)

End of period	206	188	200	184	175

Total store network	1,174	1,190	1,168	1,187	1,163

Percentage increase (decrease) in comparable store revenues from prior period (2):
Total revenues	(0.2%)	8.4%	1.5%	15.6%	23.3%
Excluding loan fees and interest	6.5%	9.2%	4.9%	7.3%	0.3%
Capital expenditures (in thousands)	$807	$793	$4,771	$7,127	$12,655
Cost of net assets acquired (in thousands)	$60	$47	$673	$1,177	$35,841
Operating Data (Check Cashing and Money Orders):
Face amount of checks cashed (in millions)	$1,156	$1,106	$5,040	$4,843	$4,498
Face amount of money orders sold (in millions)	$369	$408	$1,600	$1,711	$1,709
Face amount of average check	$354	$349	$383	$378	$358
Average fee per check	$8.47	$8.26	$9.65	$9.36	$8.38
Fees as a percentage of average check	2.39%	2.37%	2.52%	2.48%	2.34%
Number of checks cashed (in thousands)	3,266	3,170	13,148	12,821	12,580
Number of money orders sold (in thousands)	2,302	2,657	10,256	11,562	12,787
Collections Data:
Face amount of returned checks (in thousands)	$5,353	$5,544	$24,087	$23,637	$26,536
Collections (in thousands)	3,356	3,985	16,935	16,090	17,717

Net write-offs (in thousands)	$1,997	$1,559	$7,152	$7,547	$8,819

Collections as a percentage of returned checks	62.7%	71.9%	70.3%	68.1%	66.8%
Net write-offs as a percentage of revenues	3.7%	2.8%	3.1%	3.3%	4.5%
Net write-offs as a percentage of the face amount of checks cashed	0.17%	0.14%	0.14%	0.16%	0.20%

(1)	Includes the 85 stores closed in the fourth quarter of fiscal 2001 resulting from a plan established and executed by management during the third quarter of fiscal 2001.

(2)	Calculated based on the changes in revenues of all stores open for both of the full year and three month periods compared.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA, continued
(unaudited)

	Three Months Ended		Year Ended
	September 30,		June 30,

	2003	2002	2003	2002	2001

Small Consumer Loans Excluding Loans Processed for Republic Bank:
Operating Data:
Volume (in thousands)	$86,412	$142,377	$420,129	$502,013	$396,783
Average advance	$265	$267	$268	$269	$269
Average finance charge	$38.99	$45.21	$42.71	$45.61	$42.30
Number of loan transactions – new loans and refinances (in thousands)	327	534	1,587	1,866	1,477
Matured loan volume (in thousands)	$84,244	$134,509	$432,900	$489,887	$370,559
Balance Sheet Data (in thousands):
Gross loans receivable	$24,090	$37,531	$21,734	$29,569	$27,768
Less: Allowance for losses on loans receivable	9,887	13,826	8,734	12,213	13,382

Loans receivable, net of allowance	$14,203	$23,705	$13,000	$17,356	$14,386

Allowance for losses on loans receivable:
Beginning of period	$8,734	$12,213	$12,213	$13,382	$—
Provision for loan losses	4,540	6,344	19,361	21,924	26,429
Charge-offs	(3,459)	(4,989)	(23,729)	(24,519)	(13,510)
Recoveries	72	258	889	1,426	463

End of period	$9,887	$13,826	$8,734	$12,213	$13,382

Provision for loan losses as a percent of matured loan volume	5.4%	4.7%	4.5%	4.5%	7.1%
Net loan charge-offs as a percent of volume (1)	3.9%	3.3%	5.4%	4.6%	3.3%
Allowance as a percent of gross loans receivable	41.0%	36.8%	40.2%	41.3%	48.2%

(1)	Net loan charge-offs in the current quarter are directly related to loans that matured 180 days prior. The ratio compares the net loan charge-offs to the current quarter volume, which is lower as a result of the December 31, 2002 cessation of loan-related business in Georgia, North Carolina, and Alabama and the transition from offering the Goleta National Bank loan product to offering ACE loans or Republic Loans.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA, continued
(unaudited)

	Three Months Ended			Year Ended
	September 30,			June 30,

	2003	2002		2003	2002	2001

Operating Data for Loans Processed for Republic Bank (1):
Volume - new loans and refinances (in thousands)	$40,499		$—	$63,897	$—	$—
Average advance	$295		$—	302	$—	$—
Number of loan transactions – new loans and refinances (in thousands)	137		—	211	—	—
Matured loan volume (in thousands)	$39,960	$		$56,040	$—	$—
Provision for loan losses payable to Republic Bank (in thousands)	$1,946		$—	$2,932	$—	$—
Provision for loan losses payable to Republic Bank as a percent of matured loan volume	4.9%		—	5.2%	—	—

(1)	Republic Loans are short-term deferred deposit transactions offered and made by Republic Bank and Trust Company at or through the Company’s stores in Arkansas, Pennsylvania, and Texas. Republic Loans have been offered at those stores since January 1, 2003. The Company serves only as marketing and servicing agent for Republic Bank regarding those loans and does not acquire or own any participation interest in any of those loans. The Company’s agreement with Republic Bank provides for the Company to receive fees paid by Republic Bank and to bear a percentage of the losses from those loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue Analysis

	Three Months Ended September 30,

	2003	2002	2003	2002

	(in thousands)		(percentage of revenue)
Check cashing fees	$27,661	$26,181	49.7%	46.7%
Loan fees and interest	18,455	20,677	33.1	36.9
Bill payment services	3,839	3,061	6.9	5.4
Money transfer services	2,756	2,726	4.9	4.8
Money order fees	1,593	1,772	2.9	3.2
Franchise revenues	597	544	1.1	1.0
Other fees	800	1,100	1.4	2.0

Total revenue	$55,701	$56,061	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$56.9	$55.4

Total revenues decreased $0.4 million, or 0.6%, to $55.7 million in the first quarter of fiscal 2004 from $56.1 million in the first quarter of the last fiscal year. This revenue decline was primarily due to a decrease in loan fees and interest of $2.2 million, offset in part by increases in check cashing fees of $1.5 million and in bill payment services of $0.8 million. Comparable store revenues (948 stores) decreased by $0.1 million, or 0.2%; but comparable store revenues excluding loan fees and interest increased by $2.1 million, or 6.5%. The number of Company-owned stores decreased by 34 or 4%, to 968 stores open at September 30, 2003 from 1,002 stores open at September 30, 2002.

Check cashing fees, including tax check fees, increased $1.5 million, or 5.7%, to $27.7 million in the first quarter of fiscal 2004 from $26.2 million in the first quarter of the last fiscal year. This increase resulted from a 3% increase in the total number of checks cashed and a 2% increase in the face amount of the average check cashed.

Loan fees and interest for the first quarter of fiscal 2004 decreased $2.2 million, or 11%, to $18.5 million from $20.7 million in the first quarter of the last fiscal year, because of the cessation of loan-related business in Georgia, North Carolina, and Alabama, and the transition from short-term loans (“Goleta Loans”) made by Goleta National Bank (“Goleta”) to offering state-regulated short-term loan products or services. Loan fees and interest for the first quarter of fiscal 2003 reflect primarily the Company’s participation interests in Goleta Loans, which were no longer offered at any of the Company’s stores after December 31, 2002. In addition, in the third quarter of fiscal 2003, the short-term loan product offered at its stores in Florida was revised (in accordance with state law) to have terms materially different than both the loan products offered at the Company’s other stores and the Goleta Loans. If the loan fees and interest from the Company’s stores in Georgia, North Carolina, Alabama, and Florida were excluded, loan fees and interest in the first quarter of fiscal 2004 would have increased by $1.5 million, or 9.3%, over the comparable loan fees and interest in the first quarter of fiscal 2003.

Bill payment services revenue of $3.8 million in the first quarter of fiscal 2004 increased 25%, from $3.1 million for the first quarter of the last fiscal year, as a result of the addition of vendors for which payments are accepted and the growth in sales of third-party prepaid debit cards. The decrease in money order fees of $0.2 million, or 10%, to $1.6 million in the first quarter of fiscal 2004 from $1.8 million in the first quarter of the last fiscal year, was due to decreased consumer demand for money orders. The decrease in other fees of $0.3 million, or 27%, to $0.8 million in the first quarter of fiscal 2004 from $1.1 million in the first quarter of the last fiscal year, was due to a change in the mix of miscellaneous products and services offered in the stores and the discontinuation of several products, including lottery tickets.

Store and SSM Expense Analysis

	Three Months Ended September 30,

	2003	2002	2003	2002

	(in thousands)		(percentage of revenue)
Salaries and benefits	$14,255	$14,440	25.6%	25.8%
Occupancy	7,249	7,278	13.0	13.0
Armored and security	1,780	1,896	3.2	3.4
Returns and cash shorts	2,401	2,336	4.3	4.2
Loan loss provision	6,351	6,454	11.4	11.5
Depreciation	1,737	1,755	3.1	3.1
Other	4,596	4,224	8.3	7.5

Total store expense	$38,369	$38,383	68.9%	68.5%

Average per store expense, (including SSM expenses)	$39.6	$38.3

Total store expense, including expenses related to the Company’s self-service machines (“SSMs”), in the first quarter of fiscal 2004 remained unchanged from the first quarter of the last fiscal year at $38.4 million. Total store expense as a percentage of revenues, however, increased slightly, to 68.9% for the first quarter of the fiscal 2004 from 68.5% in the first quarter of the last fiscal year, due to the decrease in revenue. Salaries and benefits expenses decreased $0.2 million, or 1%, in the first quarter of fiscal 2004 from the first quarter of fiscal 2003 primarily as a result of more efficient staffing and reduced overtime. Occupancy costs and armored and security expenses combined of $9.0 million for the first quarter of fiscal 2004 decreased $0.2 million, or 2%, from $9.2 million for first quarter of the last fiscal year as a result of lower store maintenance expense. Returned checks, net of collections, and cash shortages increased slightly by $0.1 million, or 3%, in the first quarter of fiscal 2004 from the first quarter of the last fiscal year. Loan loss provision of $6.4 million for the first quarter of fiscal 2004 decreased $0.1 million, from $6.5 million for the first quarter of last fiscal year, due to the lower number of loans maturing during the period and due to improved collections experience. Other expenses increased $0.4 million, or 9%, to $4.6 million in the first quarter of fiscal 2004 from $4.2 million for the first quarter of the last fiscal year, due to increased store advertising and costs of implementing a new wide area computer network.

Other Expenses Analysis

	Three Months Ended September 30,

	2003	2002	2003	2002

	(in thousands)		(percentage of revenue)
Region expenses	$4,477	$4,139	8.0%	7.4%
Headquarters expenses	4,313	4,011	7.7	7.2
Franchise expenses	263	262	0.5	0.5
Other depreciation and amortization	1,017	1,489	1.8	2.7
Interest expense, net	2,235	3,640	4.0	6.5
Other expenses, net	16	127	0.0	0.2

Region Expenses

Region expenses increased $0.3 million, or 8%, in the first quarter of fiscal 2004 over the first quarter of the last fiscal year, primarily as a result of an increase in salaries and benefits expenses related to merit increases and an increase in expenses related to collections and customer support. Region expenses as a percentage of revenue increased to 8.0% for the first quarter of fiscal 2004 from 7.4% in the first quarter of the last fiscal year.

Headquarters Expenses

Headquarters expenses increased $0.3 million, or 8%, in the first quarter of fiscal 2004 over the first quarter of the last fiscal year, primarily due to a combination of increased salaries and benefits related to the addition of professional positions, including Chief Marketing Officer, General Counsel, Vice President of Compliance, and Assistant Vice President of Internal Audit. Headquarters expenses as a percentage of revenues increased to 7.7% for the first quarter of fiscal 2004 from 7.2% for the first quarter of the last fiscal year.

Franchise Expenses

Franchise expenses for the first quarter of fiscal 2004 of $0.3 million remained unchanged from the first quarter of the last fiscal year.

Other Depreciation and Amortization

Other depreciation and amortization of $1.0 million for the first quarter of fiscal 2004 decreased by $0.5 million from $1.5 million for the first quarter of the last fiscal year, due to the lower level of debt financing costs under the Company’s bank credit agreement.

Interest Expense, Net

Interest expense, net of interest income, decreased $1.4 million, or 39%, in the first quarter of fiscal 2004 compared to the first quarter of the last fiscal year, because of lower interest rates charged by the Company’s bank lenders and lower average revolver advance balances.

Other Expenses, Net

Other expenses, net, of $16,000 in the first quarter of fiscal 2004 decreased by $0.1 million from the first quarter of fiscal 2003. Other expenses, net, for the three months ended September 30, 2003 and 2002, included the following (in thousands):

	For the Three Months
	Ended September 30,

	2003	2002

Lease buyout (1)	$(450)	$—
Settlements (2)	296	—
Store closing expense	94	132
Other	76	(5)

Total other expenses, net	$16	$127

(1)	The Company was paid to terminate a store lease in Arizona to allow for another retailer to occupy the location.

(2)	Includes $106,000 for additional administrative costs related to the settlement of substantially all claims in the Company’s Goleta loan-related lawsuits and $190,000 for a state regulatory settlement.

Income Taxes

A total of $2.0 million was provided for income taxes in the first quarter of fiscal 2004, an increase from $1.6 million in the first quarter of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes and non-deductible goodwill resulting from acquisitions. The effective income tax rate for the first quarter of fiscal 2004 of 40% remained unchanged from the first quarter of the prior fiscal year.

Balance Sheet Variations

Cash and cash equivalents, the money orders payable, and the revolving advances vary because of seasonal and day-to-day requirements resulting primarily from maintaining cash for cashing checks and making small consumer loans; receipts of cash from the sale of money orders and remittances on money orders sold; receipts of cash for wire transfers, and remittances for wire transfers; and receipts of cash for electronic bill payments and remittances for bill payments. For the three months ended September 30, 2003, cash and cash equivalents decreased $14.9 million, compared to a decrease of $9.6 million for the three months ended September 30, 2002.

Accounts receivable, net, of $5.6 million as of September 30, 2003 decreased $3.8 million from June 30, 2003 primarily due to the collection of insurance claims regarding the Goleta Loan-related lawsuits.

Loans receivable, net, of $14.2 million as of September 30, 2003 increased $1.2 million from June 30, 2003 due to an increase in the volume of short-term loans made by the Company.

Prepaid expenses, inventories, and other current assets of $10.8 million as of September 30, 2003 increased $0.1 million from June 30, 2003.

Property and equipment, net, of $31.0 million as of September 30, 2003 decreased $1.4 million from June 30, 2003. That decrease consisted of $0.8 million of fixed asset additions ($0.1 million of which consisted of capitalized software development), offset by $2.1 million of depreciation expense and $0.1 million of fixed asset retirements. Goodwill, net, as of September 30, 2003 of $75.6 million increased $55,000 from June 30, 2003 as a result of the acquisition of one store during the three months ended September 30, 2003. The Company opened four newly constructed stores, acquired one store, and closed five company-owned stores during the three months ended September 30, 2003.

Revolving advances of $69.0 million as of September 30, 2003 decreased $14.9 million from June 30, 2003 due to reduced average daily usage of the revolving credit facility, which in turn resulted from continued improvements in cash forecasting and operational procedures regarding store cash deliveries and more efficient management of working capital, in addition to the usual day-to-day fluctuations in cash requirements.

Accounts payable, accrued liabilities and other current liabilities totaling $36.0 million as of September 30, 2003 decreased $4.8 million from June 30, 2003, primarily because of reductions in liabilities to various service providers, as indicated by the following:

			Increase (decrease)
	September 30, 2003	June 30, 2003	from June 30, 2003

		(in thousands)
Accounts payable – trade	$8,077	$10,787	$(2,710)
Accrued salaries and benefits	7,169	7,675	(506)
Payable to Republic Bank	4,168	6,662	(2,494)
Accrued litigation	4,752	5,139	(387)
Money transfer payable	2,477	4,223	(1,746)
Income taxes payable	2,323	106	2,217
Deferred revenue	1,118	1,322	(204)
Interest-rate swap	416	398	18
Interest payable	413	423	(10)
Restructuring accrual	180	203	(23)
Other	4,862	3,818	1,044

	$35,955	$40,756	$(4,801)

Term advances decreased by a total of $1.0 million at September 30, 2003, as compared to June 30, 2003, as the result of the Company’s repayment of those advances.

Loan Portfolio

The Company has established a loan loss allowance for its loans receivable (which consist of the Company’s payday loans and, only until June 30, 2003, its participation interests in outstanding Goleta Loans) at a level that the Company’s management believes to be adequate to absorb known or probable losses from payday loans made by the Company and from the Company’s participation interests in outstanding Goleta Loans. In the first six months of fiscal 2003, the Company gradually ceased to offer Goleta Loans and began to offer state-regulated short-term loans or deferred-deposit-transaction services, commonly known as “payday loans,” at its owned stores. As of December 31, 2002, Goleta Loans were no longer offered at any of the Company’s stores, though the Company continued to collect outstanding Goleta Loans until June 30, 2003. Because the Company’s payday loan product is substantially similar to the Goleta Loans formerly offered, the Company’s method for determining its loan loss allowance for both types of loans is the same.

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

An analysis of the loan loss allowance with reference to the Company’s gross loans receivable (which does not include any Republic Loans) is as follows:

	Three Months Ended
	September 30,

	2003	2002

	(in thousands)
Gross loans receivable	$24,090	$37,531
Less: Allowance for losses on loans receivable	9,887	13,826

Loans receivable, net of allowance	$14,203	$23,705

Allowance for losses on loans receivable:
Beginning of period	$8,734	$12,213
Provision for loan losses	4,540	6,344
Charge-offs	(3,459)	(4,989)
Recoveries	72	258

End of period	$9,887	$13,826

Net loan charge-offs as a percent of volume	3.9%	3.3%
Allowance as a percent of gross loans receivable	41.0%	36.8%

The loan loss allowance as a percentage of gross loans receivable was higher at September 30, 2003 than at September 30, 2002, although the allowance itself was smaller at September 30, 2003 than at September 30, 2002. The increase in percentage is because of a decrease in the Company’s gross loans receivable at September 30, 2003 from September 30, 2002, and that decrease was the result of (1) the decrease in the number of stores in which loan products or services were offered, because the Company ceased to offer loan products or services in Georgia, North Carolina and Alabama, and (2) the offering of Republic Loans, rather than Goleta Loans or the Company’s own loan product or service, at the Company’s stores in Texas, Arkansas, and Pennsylvania.

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

Management has established the following targets regarding each quarterly portfolio:

•	Receive or collect 91% (or 93% in the Company’s third fiscal quarter) of the total volume, or principal amount of loans, by the end of the current quarter (i.e., by September 30 for the payday loans maturing between July 1 and September 30).

•	Receive or collect a cumulative 92.9% (or 94.5% in the Company’s third fiscal quarter) by 90 days out (i.e., by December 31 for the same quarterly portfolio).

•	Receive or collect a cumulative 94.5% (or 95.5% in the Company’s third fiscal quarter) by 180 days out (i.e., by March 31 for the same quarterly portfolio). The Company charges off its payday loans when they become delinquent for 180 days.

The assumed higher rate of payment in the Company’s third fiscal quarter is a result of improved collections during the Company’s tax season, because of borrowers’ receipt of tax refunds.

Collection Progression for Quarterly Loan Portfolios

	Collection Percentage

		Actual

Days Following Quarter	Target	Fiscal 2004	Fiscal 2003	Fiscal 2002

	First Quarter
30	91.00%	92.8%	92.4%	91.6%
90	92.90%	—	94.7%	93.3%
180	94.55%	—	95.1%	94.5%
	Second Quarter
30	91.00%	—	93.1%	92.9%
90	92.90%	—	95.9%	95.0%
180	94.55%	—	96.1%	95.8%
	Third Quarter
30	93.00%	—	93.5%	94.4%
90	94.50%	—	95.9%	96.1%
180	95.45%	—	96.1%	96.5%
	Fourth Quarter
30	91.00%	—	93.4%	92.4%
90	92.90%	—	95.4%	95.1%
180	94.55%	—	—	95.4%

Republic Loans

Republic Loans are not included in the Company’s loan portfolio or in its loans receivable, because the Company serves only as a marketing and servicing agent for Republic Bank regarding those loans and does not acquire or own any participation interest in any of those loans. The Republic Bank Agreement provides for the Company to receive fees from Republic Bank, though those fees are subject to reduction or offset by the losses from the Republic Loans that are not collected.

Because of the Company’s economic exposure for losses related to the Republic Loans, the Company has established a payable to reflect its anticipated losses related to uncollected Republic Bank loans that are 180 days or more past due. Though the Company has not had any long-term experience with Republic Bank loans, it believes, based on the similarity of those loans to its own payday loans and the Goleta Loans, that the loss experience with Republic Loans will be similar to the loss experience with those other loans. Accordingly, the payable for amounts due to Republic Bank for losses regarding Republic Loans has been established at a level similar to the loan loss allowance for the Company’s other loan products.

For the three months ended September 30, 2003, the Company provided approximately $1.9 million for losses on Republic Loans and charged-off $1.8 million related to these loans. The balance of the liability for Republic Loan losses reported in accrued liabilities as of September 30, 2003 is $2.3 million.

Liquidity and Capital Resources

Cash Flows from Operating Activities

During the three months ended September 30, 2003 and 2002, the Company had net cash provided by operating activities of $3.1 million and $4.7 million, respectively. The decrease in cash flows from operating activities resulted from the timing of remittances to product or service providers (such as MoneyGram Payment Systems, Inc. and Travelers Express Company Inc., and Republic Bank).

Cash Flows from Investing Activities

During each of the three months ended September 30, 2003 and 2002, the Company used $0.8 million for purchases of property and equipment related principally to new store openings and remodeling existing stores. Expenditures related to acquisitions were $0.1 million for each of the three months ended September 30, 2003 and 2002.

Cash Flows from Financing Activities

Net cash used by financing activities for the three months ended September 30, 2003, was $17.1 million. The Company reduced its net borrowings under its revolving advance facility from the bank lenders by $14.9 million from June 30, 2003, and it repaid $1.0 million of the term notes to American Capital Strategies, Ltd. since June 30, 2003. Acquisition-related notes payable to sellers decreased by $0.1 million during the three months ended September 30, 2003. The money orders payable decreased $1.3 million from June 30, 2003. The net cash used by financing activities for the three months ended September 30, 2002, was $13.4 million.

Credit Facilities

During the three months ended September 30, 2003, the Company was a party to:

•	a credit agreement with a syndicate of banks led by Wells Fargo Bank Texas, National Association (“Wells Fargo Bank”), as administrative agent for itself and other lenders, that provided for revolving credit facilities of up to $165 million; and

•	a note purchase agreement with American Capital Financial Services, Inc., as agent for its affiliate American Capital Strategies, Ltd., which had purchased $40 million of the Company’s senior subordinated secured promissory notes.

The Company’s existing credit facilities became effective on March 31, 2003. The credit agreement provided for two revolving line-of-credit facilities that expire on March 31, 2006:

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

In addition, the credit agreement acknowledged that the Company could, before March 31, 2005, request an additional $10 million as part of the seasonal revolving credit facility, though none of the lenders committed to lend any of that amount in the credit agreement. On October 31, 2003, the Company and a syndicate of banks led by Wells Fargo Bank, as administrative agent, entered into an amendment to the credit agreement that, among other things, effected that $10 million increase in the seasonal revolving credit facility. See “— Credit Agreement Amendment” below.

Borrowings under the credit agreement may be used for the Company’s working capital and general corporate purposes, but not for capital expenditures or acquisitions (which can only be made out of the Company’s cash flow from operations).

Borrowings under the credit agreement bear interest at a variable annual rate equal to, at the Company’s discretion, either:

•	The sum of (a) the greatest of (i) the prime rate publicly announced by Wells Fargo Bank (the “Prime Rate”), (ii) one percent, plus the rate of interest on the secondary market for three-month certificates of deposit reported by the Board of Governors of the Federal Reserve System (the “Board of Governors”), multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for new negotiable nonpersonal time deposits in dollars of over $100,000 with maturities of approximately three months plus the annual assessment rate that is payable by a member of the Bank Insurance Fund classified as “well capitalized,” and (iii) the federal funds rate plus 0.5%; plus (b) a margin that varies from 1.5% to 2.75% per annum based on the Company’s debt-to-EBITDA ratio. (For this ratio, “EBITDA” is the Company’s earnings before interest, taxes, depreciation, and amortization.) This interest rate adjusts on a daily basis.

•	The sum of (a) the London Interbank Offered Rate (“LIBOR”) for (at the Company’s discretion) one-, two-, three- or six month maturities, multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for Eurocurrency funding, plus (b) a margin that varies from 3.0% to 4.25% per annum based on the Company’s debt-to-

EBITDA ratio. This interest rate adjusts, at the Company’s discretion, at one-, two-, three-, or six-month intervals, in accordance with the corresponding LIBOR.

•	The sum of (a) LIBOR for one-month maturities, plus (b) a margin that varies from 3.0% to 4.25% per annum based on the Company’s debt-to-EBITDA ratio. This interest rate adjusts on a daily basis.

The Company has selected the third alternative described above as the annual interest rate for its current borrowings under the credit agreement, and as of September 30, 2003, that interest rate was 4.125% (calculated using LIBOR plus 3.0%). Upon an event of default under the credit agreement, the applicable annual interest rate is increased by three hundred basis points.

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

As of September 30, 2003, the Company had borrowed $69.0 million under its revolving line-of-credit facility, and $37.3 million was outstanding under the Notes. As of September 30, 2003, the Company had paid the first installment of $833,333 of the Series A Note and the first installment of $125,000 of the Series B Note. The Prime Rate effective on September 30, 2003 was 4.0%, and LIBOR effective on that date was 1.125%.

Credit Agreement Amendment

On October 31, 2003, the Company entered into an amendment to the credit agreement that increased its seasonal credit facility by $10 million and substituted two new lenders for one exiting lender in the syndicate. The credit facilities now total $175 million, consisting of $120 million working capital facility and a $55 million facility available only during each tax season. None of the other material terms of the existing credit agreement were revised or affected by the amendment.

Swap Agreements

To reduce its risk of greater interest expense because of interest-rate fluctuations, the Company has entered into interest-rate swap agreements, which effectively converted a portion of its floating-rate interest obligations to fixed-rate interest obligations. On April 23, 2003, the Company entered into an interest-rate swap agreement with JP Morgan Chase Bank, regarding a notional amount of $60 million, associated with the revolving advance, to be effective until March 31, 2006. On June 2, 2003, the Company entered into an interest-rate swap agreement with National City Bank regarding a notional amount of $20 million, associated with the term loan notes, to be effective until March 31, 2006.

Effects of Financing Arrangements

The Company believes that its longer term credit facilities under the existing credit agreement and the note purchase agreement, its funding arrangements for the SSMs in H&R Block offices during the tax season, and its anticipated cash flows from operations will provide adequate working capital for the Company’s operations. Although the credit agreement and the note purchase agreement place some restrictions on capital expenditures, the Company believes that these restrictions do not prohibit the Company from pursuing its growth strategy as currently planned.

Stock Repurchase Program

In fiscal 2000, the Company’s Board of Directors authorized the repurchase from time to time of up to approximately $5 million of the Company’s common stock in the open market or in negotiated transactions. During fiscal 2002, the Company repurchased 211,400 shares at an average price of $12.81 per share. During fiscal 2003, no shares were repurchased. The Company’s current credit agreement and note purchase agreement restrict the Company’s right to repurchase shares. This stock repurchase program will remain in effect, however, until discontinued by the Board of Directors.

Litigation Expenses

As indicated in “Legal Proceedings” below, the Company has been required to defend itself and, in some matters, its directors, officers, and others in various lawsuits and state regulatory proceedings regarding its current and past loan-related activities. The Company has incurred significant legal expenses in conducting that defense, and if the proposed settlement in the Purdie lawsuit is not finally approved by the court or otherwise implemented, the Company may have to incur additional significant legal expenses in defending itself and others, regardless of the Company’s success in defending or otherwise resolving the various proceedings. The Company is, in accordance with its Bylaws, paying the expenses of defense for its directors, officers, and other employees named as additional defendants in these lawsuits. The Company also is, in accordance with the Goleta Agreement, paying all of the expenses of Goleta as a party in these proceedings. The Company expensed an additional $0.1 million during the three months ended September 30, 2003 for administrative expenses related to the settlement of the Purdie lawsuit.

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

The Company maintains an allowance for loan losses and a payable to Republic Bank at levels it considers sufficient to cover the anticipated losses in the collection of the Company’s loan portfolio and its liability for Republic Loan losses. The allowance for loan losses and payable to Republic Bank are determined based upon a review of historical and recent loan losses and the loan portfolio, and takes into consideration economic conditions and trends. The allowance for loan losses and payable to Republic Bank are periodically reviewed by the Company’s management with any changes reflected in current operations. It is at least reasonably possible that actual loan losses may be materially different from the recorded allowance for loan losses or recorded amount payable to Republic Bank.

Operating Trends

Seasonality

The Company’s business is seasonal to the extent of the impact of cashing tax refund checks and tax refund anticipation loan checks. The impact of these services is in the third and fourth quarters of the Company’s fiscal year. The Company’s loan-related business declines slightly in the third fiscal quarter as a result of the customers’ receipt of tax refund checks and tax refund anticipation loans.

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

Those risks, uncertainties, and factors include, but are not limited to:

•	ACE’s relationships with Travelers Express Company, Inc. and its affiliates, with ACE’s bank lenders, with American Capital Strategies, Ltd., and with H&R Block;

•	ACE’s relationships with third-party providers of products and services offered by ACE or property used in ACE’s operations;

•	federal and state governmental regulation of check-cashing, short-term consumer lending, and related financial services businesses;

•	the results of litigation regarding short-term consumer lending activities, including the possibility that the Purdie settlement will not receive final court approval or otherwise be implemented;

•	theft and employee errors;

•	the availability of adequate financing, suitable locations, acquisition opportunities and experienced management employees to implement the ACE’s growth strategy;

•	increases in interest rates, which would increase ACE’s borrowing costs;

•	the fragmentation of the check-cashing industry and competition from various other sources, such as banks, savings and loans, short-term consumer lenders, and other similar financial services entities, as well as retail businesses that offer products and services offered by ACE;

•	the terms and performance of third-party products and services offered at ACE locations; and

•	customer demand and response to products and services offered at ACE locations.

The Company expressly disclaims any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in the Company’s views or expectations, or otherwise. The Company makes no prediction or statement about the performance of the Company’s Common Stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, particularly including changes in interest rates that might affect the costs of its financing under the credit agreement and the note purchase agreement. To mitigate the risks of changes in interest rates, the Company utilizes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes. To reduce its risk of greater interest expense because of interest-rate fluctuations, the Company has entered into interest-rate swap agreements, which effectively converted a portion of its floating-rate interest obligations to fixed-rate interest obligations, as described in Note 3 to Notes to Interim Unaudited Consolidated Financial Statements.

The fair value of the Company’s existing interest-rate swaps was ($1.3) million as of September 30, 2003. Based on the average outstanding indebtedness in the previous quarter, a 10% change in interest rates would have changed the Company’s interest expense by approximately $11,000 (pre-tax) for the quarter ended September 30, 2003 without consideration of the Company’s interest-rate swaps. The associated underlying debt has exceeded the notional amount for each swap throughout the existence of the swap, and it is anticipated that it will continue to do so. Each existing swap is based on the same index as, and repriced on a consistent basis with, its respective underlying debt.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Goleta Loan-Related Lawsuits and Settlement

Beverly Purdie v. Ace Cash Express, Inc. et al.: On October 15, 2003, the federal court conducted the fairness hearing requiring the requested final approval of the settlement agreement between the Company and the plaintiffs and the plaintiffs’ respective counsel in this lawsuit and the other pending Goleta Loan-related lawsuits, other than Hale v. Ace Cash Express, Inc. Only one person, who was represented by the plaintiff’s counsel in the Hale lawsuit, objected to the proposed settlement at the hearing. The court has not yet ruled on the settlement.

Because of the pending settlement in this lawsuit, there has been no material development in any of the other pending Goleta Loan-related lawsuits. The Company believes that final approval of the settlement will effectively settle and terminate all of those other lawsuits.

Non-Loan-Related Proceeding

Ace Cash Express, Inc. v. Valley Check Cashiers, Inc., Jeffrey D. Silverman, and Morris Silverman: On October 15, 2003, a Texas state appellate court heard oral arguments in the Company’s appeal of the trial court’s dismissal of the Company’s complaint against Jeffrey D. Silverman and Morris Silverman. The court has not yet ruled on the appeal.

Estimate of Possible Loss or Gain

The Company’s policy is to estimate a possible loss, or a range of possible loss, or a possible gain, or a range of possible gain, and to disclose that estimate, when the Company has determined that a loss or a gain is “probable” and an estimate can reasonably be made. The Company accrues for probable losses and records gains when they are received. The Company believes that the settlement agreement regarding the Goleta Loan-related lawsuits, if finally approved by the court in the Purdie lawsuit, will result in the termination of not only the Purdie lawsuit, but all of the other pending Goleta Loan-related lawsuits. Based on its estimates of the anticipated refund claims by eligible borrowers and of the administrative and other costs related to the settlement, the Company recorded a $5.0 million charge during fiscal year 2003 and recorded an additional $106,000 charge during the quarter ended September 30, 2003 for its settlement payment obligations.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On October 29, 2003, the Company entered into Amendment No. 2 to Money Order Agreement with Travelers Express Company, Inc. The amendment amended the existing money order agreement dated as of April 16, 1998 (as previously amended) between the Company and Travelers Express. The amendment extends the term of the money order agreement for four years; the money order agreement as amended is scheduled to expire on December 31, 2007. During the term of the amended agreement, the Company will continue to exclusively offer and sell Travelers Express money orders at the Company’s owned stores.

Under the amendment, Travelers Express agreed to pay the Company:

•	A signing bonus of approximately $2 million, of which $200,000 was paid upon execution of the amendment and approximately $1.8 million is payable as of January 1, 2004. If the amended money order agreement is terminated during the four-year extension under certain circumstances, the Company will be obligated to repay Travelers Express a portion (based on a weekly proration) of the signing bonus (without interest). The signing bonus will be amortized on a straight-line basis over the four-year extension.

•	An annual incentive bonus of $350,000, payable as of January 1 of each of the four calendar years of the extension. If the amended money order agreement is terminated during the extension under certain circumstances, the

Company will be obligated to repay Travelers Express a portion (based on a weekly proration) of the annual incentive bonus paid for the calendar year during which the termination occurs (without interest), and no annual incentive bonus will be payable for any subsequent year of the extension. Each annual incentive bonus will be amortized on a straight-line basis over the 12-month period for and during which that bonus is paid.

The amendment also revises, effective January 1, 2004, the parties’ existing fee arrangement based on money orders sold. During the four-year extension, the fee payable for each money order sold, as well as whether the fee is payable by Travelers Express to the Company or by the Company to Travelers Express, will vary according to the monthly volume of money orders sold during the preceding calendar quarter. The fee arrangement therefore provides an incentive to the Company to sell a greater volume of money orders and a detriment to the Company if the volume of money orders sold decreases.

The amendment grants the Company a limited right or option, during the tax season (i.e., January 1 through March 31) of each year, to defer remittances of money order sale proceeds to Travelers Express by one business day. Under the amended money order agreement, the Company will have no other right or option to defer any remittances of money order sales proceeds during the extension.

None of the other material terms of the existing money order agreement are revised or affected by the amendment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit

10.1	First Amendment to Credit Agreement dated as of June 30, 2003, by and among the Company, the lenders listed on the signature pages thereof as Lenders, Wells Fargo Bank Texas, National Association, as administrative agent for the lenders, JPMorgan Chase Bank, as agent for the lenders, Bank of America, N.A., as syndication agent for the lenders, and U.S. Bank National Association, as documentation agent for the lenders.

10.2	Second Amendment to Credit Agreement dated as of October 31, 2003, by and among the Company, the lenders listed on the signature pages thereof as Lenders, Wells Fargo Bank Texas, National Association, as administrative agent for the lenders, Bank of America, N.A., as syndication agent for the lenders, and U.S. Bank National Association, as documentation agent for the lenders, together with the Schedules thereto.

10.3	Restricted Stock Agreement dated July 2, 2003 between the Company and Jay B. Shipowitz.

10.4	Restricted Stock Agreement dated July 2, 2003 between the Company and Barry M. Barron.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(i)	The Company filed a Current Report on Form 8-K during the fiscal quarter ended September 30, 2003, regarding a press release announcing a revised forecast of earnings for its fiscal year ended June 30, 2003 and an agreement to settle its lawsuit against two insurers regarding coverage of claims against it in various lawsuits regarding the former offering of Goleta National Bank short-term loans at its stores. The Company filed the Report dated July 17, 2003, on July 18, 2003. The Items reported therein were as follows:

Item 7 —	Financial Statements and Exhibits:

Exhibit 99.1 – Press Release dated July 17, 2003

Item 9 —	Regulation FD Disclosure (Information provided pursuant to Item 12, “Results of Operations and Financial Condition” in accordance with SEC Release No. 34-47583)

(ii)	The Company filed a Current Report on Form 8-K during the fiscal quarter ended September 30, 2003, regarding a press release announcing its earnings and other financial information for and as of the end of its fiscal year ended June 30, 2003. The Company filed the Report dated August 28, 2003, on August 28, 2003. The Items reported therein were as follows:

Item 7 —	Financial Statements and Exhibits:

Exhibit 99.1 – Press Release dated August 28, 2003

Item 12 —	Results of Operations and Financial Condition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE CASH EXPRESS, INC.
November 13, 2003	By:	/s/ WILLIAM S. MCCALMONT

William S. McCalmont
Executive Vice President and
Chief Financial Officer
(Duly authorized officer and principal
financial and chief accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	First Amendment to Credit Agreement dated as of June 30, 2003, by and among the Company, the lenders listed on the signature pages thereof as Lenders, Wells Fargo Bank Texas, National Association, as administrative agent for the lenders, JPMorgan Chase Bank, as agent for the lenders, Bank of America, N.A., as syndication agent for the lenders, and U.S. Bank National Association, as documentation agent for the lenders.

10.2	Second Amendment to Credit Agreement dated as of October 31, 2003, by and among the Company, the lenders listed on the signature pages thereof as Lenders, Wells Fargo Bank Texas, National Association, as administrative agent for the lenders, Bank of America, N.A., as syndication agent for the lenders, and U.S. Bank National Association, as documentation agent for the lenders, together with the Schedules thereto.

10.3	Restricted Stock Agreement dated July 2, 2003 between the Company and Jay B. Shipowitz.

10.4	Restricted Stock Agreement dated July 2, 2003 between the Company and Barry M. Barron.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.