Form 10-Q
period 2003-12-31
ACE CASH EXPRESS INC/TX
filed 2004-02-13
CIK 849116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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

Yes  [X]  No  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  [X]  No  [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 10, 2004

Common Stock	10,681,454 shares

ACE CASH EXPRESS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	June 30,
	2003	2003

	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$116,062	$108,110
Accounts receivable, net	9,896	9,429
Loans receivable, net	16,721	13,000
Prepaid expenses, inventories, and other current assets	10,448	10,742

Total Current Assets	153,127	141,281

Noncurrent Assets
Property and equipment, net	30,010	32,352
Covenants not to compete, net	1,007	1,151
Goodwill, net	75,873	75,586
Other assets	7,795	8,398

Total Assets	$267,812	$258,768

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Revolving advances	$92,300	$83,900
Accounts payable, accrued liabilities, and other current liabilities	34,390	40,756
Money orders payable	7,153	6,884
Term advances	4,792	3,833
Notes payable	721	778

Total Current Liabilities	139,356	136,151

Noncurrent Liabilities
Term advances	32,097	34,436
Notes payable	73	110
Other liabilities	8,010	9,087

Total Liabilities	179,536	179,784

Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 10,746,037 and 10,395,113 shares issued and 10,534,637 and 10,183,713 shares outstanding, respectively	105	102
Additional paid-in capital	28,517	24,385
Retained earnings	64,969	58,244
Accumulated comprehensive loss	(585)	(1,017)
Treasury stock, at cost, 211,400 shares	(2,707)	(2,707)
Unearned compensation - restricted stock	(2,023)	(23)

Total Shareholders’ Equity	88,276	78,984

Total Liabilities and Shareholders’ Equity	$267,812	$258,768

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenue	$59,186	$57,295	$114,887	$113,356
Store expenses:
Salaries and benefits	14,885	14,540	29,140	28,980
Occupancy	7,339	7,143	14,588	14,421
Provision for loan losses and doubtful accounts	6,911	7,524	13,262	13,978
Depreciation	1,737	1,740	3,474	3,495
Other	8,946	8,454	17,723	16,909

Total store expenses	39,818	39,401	78,187	77,783

Store gross margin	19,368	17,894	36,700	35,573
Region expenses	4,837	4,230	9,314	8,369
Headquarters expenses	4,823	3,697	9,136	7,708
Franchise expenses	321	297	584	559
Other depreciation and amortization	1,022	1,767	2,039	3,256
Interest expense	2,233	4,070	4,468	7,710
Other (income) expense	(64)	650	(48)	777

Income from continuing operations before taxes	6,196	3,183	11,207	7,194
Provision for income taxes	2,478	1,273	4,482	2,878

Income from continuing operations	3,718	1,910	6,725	4,316
Discontinued operations:
Gain on sale of discontinued operations, net of tax	—	499	—	499

Net income	$3,718	$2,409	$6,725	$4,815

Basic earnings per share:
Continuing operations	$0.36	$0.19	$0.65	$0.42
Discontinued operations	—	0.05	—	0.05

Total	$0.36	$0.24	$0.65	$0.47

Diluted earnings per share:
Continuing operations	$0.34	$0.19	$0.63	$0.42
Discontinued operations	—	0.05	—	0.05

Total	$0.34	$0.24	$0.63	$0.47

Weighted average number of common shares outstanding:
Basic	10,428	10,181	10,364	10,181
Diluted	10,880	10,181	10,735	10,183

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	December 31,

	2003	2002

Cash flows from operating activities:
Net income	$6,725	$4,815
Less: Gain on sale of discontinued operations, net of tax	—	499

Income from continuing operations	6,725	4,316
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,513	6,751
Provision for loan losses	13,379	13,918
Provision for doubtful accounts	(105)	60
Loss on disposal of property and equipment	279	235
Deferred revenue	(942)	(1,116)
Amortization of restricted stock grants	241	—
Changes in assets and liabilities:
Accounts receivable	(362)	4,759
Loans receivable	(12,821)	(15,670)
Prepaid expenses, inventories, and other current assets	6	(1,353)
Other assets	(640)	(3,544)
Accounts payable, accrued liabilities and other liabilities	(10,059)	(306)

Net cash provided by operating activities	1,214	8,050
Cash flows from investing activities:
Purchases of property and equipment	(2,029)	(1,853)
Cost of net assets acquired	(322)	(51)

Net cash used in investing activities	(2,351)	(1,904)
Cash flows from financing activities:
Net increase (decrease) in money order payable	269	(6,647)
Net borrowings (repayments) of revolving advances	8,400	(1,900)
Net repayments of term advances	(1,381)	(1,750)
Net repayments of notes payable	(94)	(310)
Repayments of long-term notes payable	—	(4,000)
Proceeds from stock options exercised and restricted stock granted	1,895	6

Net cash provided by (used in) financing activities	9,089	(14,601)

Cash provided by (used in) continuing operations	7,952	(8,455)
Cash provided by sale of discontinued operations	—	1,342

Net increase (decrease) in cash and cash equivalents	7,952	(7,113)
Cash and cash equivalents, beginning of period	108,110	116,264

Cash and cash equivalents, end of period	$116,062	$109,151

Supplemental disclosures of cash flows information:
Interest paid	$4,509	$5,878
Income taxes paid	$1,842	$1,695

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

Revenue Recognition Policy

Approximately 90% of the Company’s revenue results from transactions at the point-of-sale with its customers, and approximately 65% of the Company’s revenue is effectively recognized when the transaction is completed at the point-of-sale. These transactions include check cashing, bill payment, money transfer, money order sales, and other miscellaneous products and services grouped in “other fees.” The Company acts in an agency capacity regarding some of the products and services offered and sold at its stores, and therefore records as revenue the amounts received from customers less amounts remitted to the provider.

For short-term or “payday” loans made by the Company, for the Republic Loans (as defined below) for which the Company acts only as marketing agent and servicer (for a fee from the lender), and (during the fiscal year ended June 30, 2003) for the Company’s participation interests in Goleta Loans (as defined below), revenue constituting loan fees and interest (whether paid by the customer or the lender) is recognized ratably over the term of each loan, which is generally 14 days.

Contractual revenue guarantees from product or service providers are recognized in accordance with the terms of the contracts under which they are paid. Any bonus or incentive payments from product or service providers are amortized over the term or duration of the contracts under which they are made.

Franchised store revenue consists of up-front franchise fees charged for opening the franchised store and on-going royalty fees. Franchise fees, which are the initial fees paid by the franchisees, are recognized when the franchise location has been identified, the lease has been obtained, the training has occurred, the building has been built or leasehold improvements have been completed, the proprietary point-of-sale system has been installed and the store has been opened. Franchise royalty fees, which are based on a percentage of each franchisee’s actual revenues, are recognized and payable monthly.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

	(in thousands)
Income from continuing operations	$3,718	$1,910	$6,725	$4,316
Gain on sale of discontinued operations, net of tax	—	499	—	499

Net income	$3,718	$2,409	$6,725	$4,815

Reconciliation of denominator:
Weighted average number of common shares outstanding - basic	10,428	10,181	10,364	10,181
Effect of dilutive stock options	452	—	371	2

Weighted average number of common and dilutive shares outstanding – diluted	10,880	10,181	10,735	10,183

The following table presents the options to purchase shares of common stock which were not included in the computation of diluted earnings per share for the three and six months ended December 31, 2003 and 2002 because the exercise prices of those options were greater than the average market price of the common shares; therefore, the effect would be anti-dilutive.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

	(in thousands)
Options not included in the computation of earnings per share	5	1,419	146	1,403

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for accounts receivable, loans receivable, accounts payables, revolving advances, money orders payable, and notes payable all approximate fair value because of the short-term maturities of these instruments. The carrying value of term advances approximates fair value, as estimated using market quotes and calculations based on market rates.

Recently Issued Accounting Pronouncements

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

Stock Incentive Plans

At December 31, 2003, the Company sponsored one employee stock incentive plan and one non-employee director stock incentive plan, both of which permit the grant of stock options and restricted stock. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation cost of $152,000 and $241,000 is reflected in the Company’s reported net income for the three and six months ended December 31, 2003, respectively, corresponding to 54,925 and 189,925 shares of restricted stock granted under the employee stock incentive plan for the three and six months ended December 31, 2003, respectively. No other stock-based employee compensation is reflected in the Company’s reported net income, because all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

	(in thousands, except per share amounts)
Net income, as reported	$3,718	$2,409	$6,725	$4,815
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock option awards, net of related tax effects	(63)	(88)	(626)	(765)
Deduct: Total stock-based non-employee director compensation expense determined under fair value based methods for all stock option awards, net of related tax effects	(40)	(40)	(40)	(40)

Pro forma net income	$3,615	$2,281	$6,059	$4,010

Earnings per share:
Basic – as reported	$0.36	$0.24	$0.65	$0.47

Basic – pro forma	$0.35	$0.22	$0.58	$0.39

Diluted – as reported	$0.34	$0.24	$0.63	$0.47

Diluted – pro forma	$0.33	$0.22	$0.56	$0.39

The weighted average fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three and six months ended December 31, 2003 and 2002: expected volatility of 46% for each period; expected lives of 5.4 and 6.1 years, respectively; risk-free interest rates of 3.3% for each period; and no expected dividends. Outstanding options are generally exercisable annually in installments over a three- to four-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire at ten years after date of grant. Restricted stock generally vests over a three- to five-year period from the date of grant. In November 2003, the Company’s shareholders approved an amendment to the employee stock incentive plan, the 1997 Stock Incentive Plan, to increase the number of shares of common stock that may be issued upon exercise of options or granted as restricted stock by 400,000 shares. As of December 31, 2003, 1,925,514 shares were reserved for stock or stock option grants, 1,443,921 shares had been granted, and 481,593 shares were available.

The weighted average fair value of each non-employee director option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during each of the three and six months ended December 31, 2003 and 2002: expected volatility of 46%; expected lives of 5 years; risk-free interest rate of 3.3%; and no expected dividends. Outstanding options are generally exercisable annually in installments over a three-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire five years after date of grant. As of December 31, 2003, 190,250 shares were reserved for stock or stock option grants, 121,250 shares had been granted, and 69,000 shares were available.

2.     OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that differentiate between company-owned and franchised stores. Company-owned store revenue is generated from store customer-transaction processing, and franchised store revenue is generated from the franchise fees charged for opening the store and on-going royalty fees.

Segment information for the three months ended December 31, 2003 and 2002 was as follows:

	Company-owned	Franchised	Other	Total

	(in thousands)
Three months ended December 31, 2003:
Revenue	$58,412	$774	$—	$59,186
Gross margin	18,594	774	—	19,368
Region, headquarters, franchise expenses	(9,660)	(321)	—	(9,981)

	Company-owned	Franchised	Other	Total

	(in thousands)
Other depreciation and amortization	—	(1)	(1,021)	(1,022)
Interest expense, net	—	—	(2,233)	(2,233)
Other income, net	—	—	64	64

Income (loss) from continuing operations before taxes	$8,934	$452	$(3,190)	$6,196

Three months ended December 31, 2002:
Revenue	$56,779	$516	$—	$57,295
Gross margin	17,378	516	—	17,894
Region, headquarters, franchise expenses	(7,927)	(297)	—	(8,224)
Other depreciation and amortization	—	—	(1,767)	(1,767)
Interest expense, net	—	—	(4,070)	(4,070)
Other expense, net	—	—	(650)	(650)

Income (loss) from continuing operations before taxes	$9,451	$219	$(6,487)	$3,183

Segment information for the six months ended December 31, 2003 and 2002 was as follows:

	Company-owned	Franchised	Other	Total

	(in thousands)
Six months ended December 31, 2003:
Revenue	$113,516	$1,371	$—	$114,887
Gross margin	35,329	1,371	—	36,700
Region, headquarters, franchise expenses	(18,450)	(584)		(19,034)
Other depreciation and amortization		(5)	(2,034)	(2,039)
Interest expense, net		—	(4,468)	(4,468)
Other income, net		—	48	48

Income (loss) before taxes	$16,879	$782	$(6,454)	$11,207

Six months ended December 31, 2002:
Revenue	$112,295	$1,061	$—	$113,356
Gross margin	34,512	1,061	—	35,573
Region, headquarters, franchise expenses	(16,077)	(559)	—	(16,636)
Other depreciation and amortization	—	—	(3,256)	(3,256)
Interest expense, net	—	—	(7,710)	(7,710)
Other expense, net	—	—	(777)	(777)

Income (loss) from continuing operations before taxes	$18,435	$502	$(11,743)	$7,194

Additional segment information as of December 31, 2003 and 2002 was as follows:

	Company-owned	Franchised	Total

	(in thousands, except for number of stores)
As of December 31, 2003:
Total assets	$266,749	$1,063	$267,812
Number of stores	974	210	1,184
As of December 31, 2002:
Total assets	$254,847	$270	$255,117
Number of stores	977	193	1,170

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

The associated underlying hedged liability has exceeded the notional amount for each of the Company’s interest-rate swaps throughout the existence of the interest-rate swaps, and it is anticipated that it will continue to do so with respect to the swaps in effect as of December 31, 2003. The interest-rate swaps are based on the same index as their respective underlying debt. The interest-rate swaps to date have been highly effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated comprehensive income (loss) into earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness during the three and six months ended December 31, 2003 or 2002.

The last of the original four interest rate swaps (related to indebtedness under the Company’s former bank credit agreement) expired as of January 1, 2003, and the Company entered into two new interest-rate swaps during the fourth quarter of fiscal 2003. The currently effective interest-rate swaps resulted in an increase of interest expense of $102,000 and $207,000 for the three and six months ended December 31, 2003, respectively, and the previous interest-rate swaps resulted in an increase of interest expense of $994,000 and $1,900,000 for the three and six months ended December 31, 2002, respectively.

The average notional amounts related to the interest rate swaps are as follows:

	Average Notional Amount
	(in millions)

	December 31,	June 30,	December 31,	June 30,
Corresponding Debt	2003	2003	2002	2002

Revolving advance (expired)	$—	$—	$86	$85
Revolving advance	60	60	—	—
Term loan notes	20	20	—	—

The effective interest rates for the notional amounts related to the revolving advance and term loan notes as of December 31, 2003 are as follows:

	Average	Effective Swap
	Notional	Rate as of
Corresponding Debt	Amount	December 31, 2003

	(in millions)
Revolving advance	$60	4.715%
Term loan notes	$20	14.465%

The fair value of the currently effective interest-rate swaps increased by $188,000 and $432,000, net of tax, during the three and six months ended December 31, 2003, respectively, and the fair value of the previous interest-rate swaps increased $582,000 and $1,078,000 during the three and six months ended December 31, 2002, respectively, and those increases have been recorded in accumulated comprehensive loss. The estimated net amount of existing loss expected to be reclassified into earnings during the next twelve months is $432,000.

Accumulated comprehensive loss balances related to the interest-rate swaps are as follows (in thousands):

	Accumulated Other Comprehensive			Change in Accumulated Other
	Income (Loss) as of			Comprehensive Income (Loss) for the

	December 31,	September 30,		Three months ended	Six months ended
Corresponding Debt	2003	2003	June 30, 2003	December 31, 2003	December 31, 2003

Revolving advance	$(593)	$(734)	$(925)	$141	$332
Term loan notes	8	(39)	(92)	47	100

	$(585)	($773)	($1,017)	$188	$432

	December 31,	September 30,		Three months ended	Six months ended
	2002	2002	June 30, 2002	December 31, 2002	December 31, 2002

Revolving advance (expired)	$—	$(582)	$(1,078)	$582	$1,078
Revolving advance	—	—	—	—	—
Term loan notes	—	—	—	—	—

	$—	($582)	($1,078)	$582	$1,078

A summary of comprehensive income (loss) for the three and six months ended December 31, 2003 and 2002 is presented below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

	(in thousands)
Net income	$3,718	$2,409	$6,725	$4,815
Other comprehensive income (loss):
Unrealized gain on hedging instruments before tax expense	313	970	720	1,797
Tax expense	(125)	(388)	(288)	(719)

Unrealized gain on hedging instruments net of tax expense	188	582	432	1,078

Comprehensive income	$3,906	$2,991	$7,157	$5,893

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Amortizable Intangible Assets

Covenants not to compete are as follows:

	December 31, 2003	June 30, 2003

	(in thousands)
Covenants not to compete, at cost	$2,260	$2,281
Less – accumulated amortization	(1,253)	(1,130)

	$1,007	$1,151

Covenants not to compete are amortized over the applicable period of the contract. The weighted-average amortization period is 5.0 years.

Amortization expense related to the covenants not to compete for the three and six months ended December 31, 2003 and estimated for the five succeeding fiscal years assuming current balances and no new acquisitions, are as follows:

Amortization Expense for Covenants Not to Compete
(in thousands)

Actual		Estimated

For the Three	For the Six	For the Year Ended June 30,
Months Ended	Months Ended
December 31, 2003	December 31, 2003	2004	2005	2006	2007	2008

$89	$179	$204	$263	$145	$107	$103

Intangible Assets Not Subject to Amortization

The carrying value of the Company’s goodwill is as follows:

	December 31,	June 30,
	2003	2003

	(in thousands)
Goodwill – cost	$84,003	$83,716
Less – accumulated amortization	(8,130)	(8,130)

	$75,873	$75,586

Changes in the carrying value of goodwill for the three and six months ended December 31, 2003 are as follows:

	Three Months Ended	Six Months Ended
	December 31, 2003	December 31, 2003

	(in thousands)
Balance, beginning of the period	$75,641	$75,586
Goodwill from acquisitions	232	287

Balance, end of the period	$75,873	$75,873

There were no impairment losses for the three or six months ended December 31, 2003 or 2002.

5.     SHORT-TERM LOANS

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

Since January 1, 2003, all of the small, short-term loan products or similar services, commonly referred to as “payday loans,” offered at the Company’s stores have consisted of either (1) short-term loans or deferred-deposit services made or entered into by the Company, or (2) deferred-deposit loans or services (“Republic Loans”) made or entered into by Republic Bank & Trust Company, a Kentucky state-chartered bank (“Republic Bank”). As of December 31, 2003, the Company was offering its own small short-term loan or deferred-deposit service in 511 of its owned stores, and Republic Bank was offering Republic Loans in 356 of the Company’s owned stores in Texas, Pennsylvania, and Arkansas. All of these loans and services, regardless of type, are made in accordance with state regulation; therefore, the terms of the loans and services vary from state to state.

In general, the Company’s payday loan product or service consists of providing a customer cash in exchange for the customer’s check or an Automated Clearinghouse (“ACH”) authorization to debit the customer’s bank account, along with an agreement to defer the presentment or deposit of that check or the initiation of that ACH debit on the customer’s account, as the case may be, until the customer’s next payday. The amount of the customer’s check or ACH authorization is the amount of the cash provided to the customer plus a fee to the Company. The term of the deferral of the check presentment or ACH debit is typically two to four weeks. During the quarter ended December 31, 2003, the average amount of cash provided to a customer in such a transaction was $270, and the average fee to the Company was $39.51. As of December 31, 2003 and June 30, 2003, the gross receivable for the Company’s payday loans was approximately $27.8 million and $20.2 million, respectively.

The Republic Loans are offered and made at the Company’s stores in accordance with a Marketing and Servicing Agreement with the Company dated as of October 21, 2002, as amended (the “Republic Bank Agreement”), which is scheduled to continue until January 1, 2006. The terms of the Republic Loans are generally similar to those of the Company’s own loan products or services, though Republic Bank has sole discretion regarding the terms of its loans or services. As of December 31, 2003, Republic Bank authorized loans up to $425 with a term of 14 days, and the interest charged by Republic Bank was $17.64 per $100 of loan value. Under the terms of the Republic Bank Agreement, Republic Bank pays the Company an agency fee for the Company’s services in marketing or processing the Republic Loans at the stores and in collecting outstanding Republic Loans. The Company does not acquire or own any participation interest in any of the Republic Loans, but the Company’s fees are subject to reduction by the losses from uncollected Republic Loans. The maximum potential future payments the Company could be obligated to make pursuant to the Republic Bank Agreement represent the total outstanding Republic Loans recorded on Republic Bank’s financial statements, which were $9.8 million as of December 31, 2003 and $10.4 million as of June 30, 2003.

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

The Company has established a loan loss allowance regarding its economic interests in the Company’s payday loans and (until 180 days following the December 31, 2002 cessation of the Goleta Agreement) in the Goleta Loans. The Company’s policy for determining the loan loss allowance is based on historical loan loss experience generally, as well as the results of management’s review and analysis of the payment and collection of the loans within the last fiscal quarter. The Company’s policy is to charge off interests in all of the Company’s payday loans and Goleta Loans which are 180 days or more past due. Charge-offs are applied as a reduction to the allowance for loan losses and any recoveries of previously charged off loans are applied as an increase to the allowance for loan losses. The Company establishes a payable to Republic Bank to reflect the Company’s obligation to, in effect, bear all Republic Loan losses; that payable estimates such losses from such loans that are 180 days or more past due. The Company’s policy in establishing the payable regarding Republic Loan losses is substantially the same as its policy regarding the loan loss allowance for the other types of loans.

Loans receivable, net, on the consolidated balance sheets as of December 31, 2003 and June 30, 2003 were $16.7 million and $13.0 million, respectively, which includes receivables for the Company’s payday loans (but not regarding any Republic Loans, because the Company does not own any interest in those loans). The loan loss allowance of $11.1 million and $8.7 million as of December 31, 2003 and June 30, 2003, respectively, represented 39.9% and 40.2% of the gross loans receivable as of that date. Net loan charge-offs for the three months ended December 31, 2003 and 2002, were $3.3 million and $5.6 million, respectively. Net loan charge-offs for the six months ended December 31, 2003 and 2002 were $6.7 million and $10.3 million, respectively.

6.     PENDING LAWSUITS AND SETTLEMENTS

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

On May 12, 2003, however, the Company entered into a settlement agreement regarding the nationwide class-action Goleta Loan-related lawsuit, Purdie v. Ace Cash Express, Inc. et al., pending in the United States District Court in Dallas, Texas. On December 15, 2003, the federal court entered an order approving the proposed settlement. Absent an appeal and a subsequent reversal of the court’s approval order, implementation of the settlement agreement will result in the release of substantially all of the claims of former borrowers against the Company (and Goleta) not only in the Purdie lawsuit, but also in the other pending Goleta Loan-related lawsuits. In the settlement agreement, the Company agreed, among other things, to pay:

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

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,		Year Ended June 30,

	2003	2002	2003	2002	2003	2002	2001

Company Operating and Statistical Data:
Company-owned stores in operation:
Beginning of period	968	1,001	968	1,003	1,003	988	915
Acquired	7	0	8	1	2	8	133
Opened	6	2	10	3	14	39	49
Sold	(3)	(20)	(4)	(20)	(23)	—	(4)
Closed (1)	(4)	(6)	(8)	(10)	(28)	(32)	(105)

End of period	974	977	974	977	968	1,003	988
Franchised stores in operation:
Beginning of period	206	188	200	184	184	175	157
Opened	14	7	21	12	26	22	30
Acquired by ACE	(7)	0	(8)	(1)	(2)	(8)	(4)
Closed/Sold	(3)	(2)	(3)	(2)	(8)	(5)	(8)

End of period	210	193	210	193	200	184	175

Total store network	1,184	1,170	1,184	1,170	1,168	1,187	1,163

Percentage increase (decrease) in comparable store revenues from prior period (2):
Total revenues	2.4%	5.9%	1.2%	7.1%	1.5%	15.6%	23.3%
Excluding loan fees and interest	6.9%	5.8%	6.8%	7.5%	4.9%	7.3%	0.3%
Capital expenditures (in thousands)	$1,235	$1,063	$2,029	$1,857	$4,771	$7,127	$12,655
Cost of net assets acquired (in thousands)	$262	$—	$322	$51	$673	$1,177	$35,841
Operating Data (Check Cashing and Money Orders):
Face amount of checks cashed (in millions)	$1,188	$1,119	$2,343	$2,225	$5,040	$4,843	$4,498
Face amount of average check	$357	$346	$355	$347	$383	$378	$358
Average fee per check	$8.65	$8.33	$8.56	$8.30	$9.65	$9.36	$8.38
Fees as a percentage of average check	2.43%	2.41%	2.41%	2.39%	2.52%	2.48%	2.34%
Number of checks cashed (in thousands)	3,329	3,238	6,595	6,408	13,148	12,821	12,580
Collections Data:
Face amount of returned checks (in thousands)	$5,202	$5,989	$10,555	$11,533	$24,087	$23,637	$26,536
Collections (in thousands)	3,356	4,486	6,712	8,471	16,935	16,090	17,717

Net write-offs (in thousands)	$1,846	$1,503	$3,843	$3,062	$7,152	$7,547	$8,819

Collections as a percentage of returned checks	64.5%	74.9%	63.6%	73.5%	70.3%	68.1%	66.8%
Net write-offs as a percentage of revenue	3.1%	2.6%	3.3%	2.7%	3.1%	3.3%	4.5%
Net write-offs as a percentage of the face amount of checks cashed	0.16%	0.13%	0.16%	0.14%	0.14%	0.16%	0.20%

(1)	Includes the 85 stores closed in the fourth quarter of fiscal 2001 resulting from a plan established and executed by management during the third quarter of fiscal 2001.

(2)	Calculated based on the changes in revenues of all stores open for both of the full year and three and six month periods compared.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA, continued
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,		Year Ended June 30,

	2003	2002	2003	2002	2003	2002	2001

Combined Small Consumer Loans Operating Data:
Volume (in thousands)	$140,696	$143,672	$267,607	$286,049	$484,026	$502,013	$396,783
Average advance	$279	$267	$277	$267	$272.80	269	$269
Average finance charge	$43.87	$44.28	$43.71	$44.74	$44.12	45.61	$42.30
Number of loan transactions – new loans and refinances (in thousands)	508	537	972	1,071	1,798	1,866	1,477
Matured loan volume (in thousands)	$135,000	$148,871	$259,203	$283,380	$488,940	$489,887	$370,559
ACE Loans (1):
Volume (in thousands)	$96,608	$143,672	$183,020	$286,049	$420,129	$502,013	$396,783
Average advance	$270	$267	$268	$267	$268	$269	$269
Average finance charge	$39.51	$44.28	$39.26	$44.74	$42.71	$45.61	$42.30
Number of loan transactions – new loans and refinances (in thousands)	358	537	685	1,071	1,587	1,866	1,477
Matured loan volume (in thousands)	$92,549	$148,871	$176,792	$283,380	$432,900	$489,887	$370,559
Loans Processed For Republic Bank (2):
Volume - new loans and Refinances (in thousands)	$44,088	$—	$84,587	$—	$63,897	$—	$—
Average advance	$295	$—	$295	$—	$302	$—	$—
Average finance charge	$52.00	$—	$51.98	$—	$53.35	$—	$—
Number of loan transactions – new loans and refinances (in thousands)	150	—	287	—	211	—	—
Matured loan volume (in thousands)	$42,451	$—	$82,411	$—	$56,040	$—	$—

(1)	Operating data for ACE Loans includes the Goleta National Bank loan product until it was discontinued on December 31, 2002.

(2)	Republic Loans are short-term deferred deposit transactions offered and made by Republic Bank and Trust Company at or through the Company’s stores in Arkansas, Pennsylvania, and Texas. Republic Loans have been offered at those stores since January 1, 2003. The Company serves only as marketing and servicing agent for Republic Bank regarding those loans and does not acquire or own any participation interest in any of those loans. The Company’s agreement with Republic Bank provides for the Company to receive fees paid by Republic Bank and to bear a percentage of the losses from those loans.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA, continued
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,		Year Ended June 30,

	2003	2002	2003	2002	2003	2002	2001

ACE Loans Balance Sheet Data (in thousands) (1):
Gross loans receivable	$27,828	$34,758	$27,828	$34,758	$21,734	$29,569	$27,768
Less: Allowance for losses on loans receivable	11,107	15,650	11,107	15,650	8,734	12,213	13,382

Loans receivable, net of allowance	$16,721	$19,108	$16,721	$19,108	$13,000	$17,356	$14,386

Allowance for losses on loans receivable:
Beginning of period	$9,887	$13,826	$8,734	$12,213	$12,213	$13,382	$—
Provision for loan losses	4,551	7,374	9,092	13,718	19,361	21,924	26,429
Charge-offs	(3,389)	(5,658)	(6,849)	(10,647)	(23,729)	(24,519)	(13,510)
Recoveries	58	108	130	366	889	1,426	463

End of period	$11,107	$15,650	$11,107	$15,650	$8,734	$12,213	$13,382

Provision for loan losses as a percent of matured loan volume	4.9%	5.0%	5.1%	4.8%	4.5%	4.5%	7.1%
Net loan charge-offs as a percent of volume (2)	3.4%	3.9%	3.9%	3.6%	5.4%	4.6%	3.3%
Allowance as a percent of gross loans receivable	39.9%	45.0%	39.9%	45.0%	40.2%	41.3%	48.2%
Loan Provision Data for Loans Processed for Republic Bank (3):
Provision for loan losses payable to Republic Bank (in thousands)	$2,332	$—	$4,278	$—	$2,932	$—	—
Provision for loan losses payable to Republic Bank as a percent of matured loan volume	5.5%	—	5.2%	—	5.2%	—	—

(1)	The balance sheet data for ACE Loans includes data for the Goleta National Bank loan product during the fiscal years ended June 30, 2003 and 2002.

(2)	Net loan charge-offs in the current quarter are directly related to loans that matured 180 days prior. The ratio compares the net loan charge-offs to the current quarter volume, which is lower as a result of the December 31, 2002 cessation of loan-related business in Georgia, North Carolina, and Alabama and the transition from offering the Goleta National Bank loan product to offering the Company’s loans or Republic Loans.

(3)	Republic Loans are short-term deferred deposit transactions offered and made by Republic Bank and Trust Company at or through the Company’s stores in Arkansas, Pennsylvania, and Texas. Republic Loans have been offered at those stores since January 1, 2003. The Company serves only as marketing and servicing agent for Republic Bank regarding those loans and does not acquire or own any participation interest in any of those loans. The Company’s agreement with Republic Bank provides for the Company to receive fees paid by Republic Bank and to bear a percentage of the losses from those loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenue Analysis

	Three Months Ended December 31,				Six Months Ended December 31,

	2003	2002	2003	2002	2003	2002	2003	2002

	(in thousands)		(percentage of revenue)		(in thousands)		(percentage of revenue)

Check cashing fees	$28,802	$26,990	48.7%	47.1%	$56,463	$53,171	49.1%	46.9%
Loan fees and interest	20,389	21,122	34.4	36.9	38,844	41,799	33.8	36.9
Bill payment services	4,126	3,183	7.0	5.5	7,965	6,245	6.9	5.5
Money transfer services	2,749	2,677	4.6	4.7	5,505	5,403	4.8	4.8
Money order fees	1,578	1,731	2.7	3.0	3,171	3,504	2.8	3.1
Franchise revenue	774	516	1.3	0.9	1,371	1,061	1.2	0.9
Other fees	768	1,076	1.3	1.9	1,568	2,173	1.4	1.9

Total revenue	$59,186	$57,295	100.0%	100.0%	$114,887	$113,356	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$60.2	$57.4			$117.0	$113.0

Quarter Comparison

Total revenue increased $1.9 million, or 3%, to $59.2 million in the second quarter of fiscal 2004 from $57.3 million in the second quarter of the last fiscal year. This revenue growth resulted from increases in check cashing fees of $1.8 million and in bill payment services of $0.9 million, offset in part by decreases in loan fees and interest ($0.7 million), money order fees ($0.2 million), and other fees ($0.3 million.) Comparable store revenue (941 stores) increased by $1.3 million, or 2.4%, and comparable store revenue excluding loan fees and interest increased by $2.3 million, or 6.9%. The number of Company-owned stores decreased by 3, to 974 stores open at December 31, 2003 from 977 open at December 31, 2002.

Check cashing fees, including tax check fees, increased $1.8 million, or 6.7% to $28.8 million in the second quarter of fiscal 2004 from $26.7 million in the second quarter of the last fiscal year. This increase resulted from a 3% increase in the number of checks cashed and a 3% increase in the face amount of the average check cashed. Comparable store check cashing fees (941 stores), including tax check fees, increased by $2.1 million, or 8.2%.

Loan fees and interest for the second quarter of fiscal 2004 decreased $0.7 million, or 4%, to $20.4 million from $21.1 million in the second quarter of the last fiscal year, because of the cessation of loan-related business in Georgia, North Carolina, and Alabama, and the transition from short-term loans (“Goleta Loans”) made by Goleta National Bank (“Goleta”) to offering state-regulated short-term loan products or services. Loan fees and interest for the second quarter of fiscal 2003 reflect primarily the Company’s participation interests in Goleta Loans, which were no longer offered at any of the Company’s stores after December 31, 2002. In addition, in the third quarter of fiscal 2003, the short-term loan product offered at its stores in Florida was revised (in accordance with state law) to have terms materially different than both the loan products offered at the Company’s other stores and the Goleta Loans. If the loan fees and interest from the Company’s stores in Georgia, North Carolina, Alabama, and Florida were excluded, loan fees and interest in the second quarter of fiscal 2004 would have increased by $2.2 million, or 12.6%, over the comparable loan fees and interest in the second quarter of fiscal 2003.

Bill payment services revenue of $4.1 million in the second quarter of fiscal 2004 increased 30%, from $3.2 million for the second quarter of the last fiscal year, as a result of the addition of vendors for which payments are accepted and the growth in sales of third-party prepaid debit cards. The decrease in money order fees of $0.2 million, or 9%, to $1.6 million in the second quarter of fiscal 2004 from $1.7 million in the second quarter of the last fiscal year, was due to decreased consumer demand for money orders. Franchise fees of $0.8 million in the second quarter of fiscal 2004 increased 50%, from $0.5 million for the second quarter of the last fiscal year, as a result of the increased number of franchised stores during the second quarter of fiscal 2004. The decrease in other fees of $0.3 million, or 29%, to $0.8 million in the second quarter of fiscal 2004 from $1.1 million in the second quarter of the last fiscal year, was due to a change in the mix of miscellaneous products and services offered in the stores and the phase out of several products, including food stamps and lottery tickets.

Six Month Comparison

Total revenue increased $1.5 million, or 1%, to $114.9 million in the first six months of fiscal 2004 from $113.4 million in the first six months of the last fiscal year. This revenue growth resulted from increases in check cashing fees of $3.3 million, in bill payment services of $1.7 million, and in franchise revenue of $0.3 million, offset in part by decreases in loan fees and interest ($3.0 million), money order fees ($0.3 million), and other fees ($0.6 million.) Comparable store revenue (941 stores) increased by $1.2 million, or 1.2%, and comparable store revenue excluding loan fees and interest increased by $4.4 million, or 6.8%.

Check cashing fees, including tax check fees, increased $3.3 million, or 6.2% to $56.5 million in the first six months of fiscal 2004 from $53.2 million in the first six months of the last fiscal year. This increase resulted from a 3% increase in the number of checks cashed and a 2% increase in the face amount of the average check cashed. Comparable store check cashing fees (941 stores), including tax fees, increased by $4.3 million, or 8.3%.

Loan fees and interest for the first six months of fiscal 2004 decreased by $3.0 million, or 7%, to $38.8 million from $41.8 million in the first six months of the last fiscal year, because of the cessation of loan-related business in Georgia, North Carolina, and Alabama, and the transition from Goleta Loans to offering state-regulated short-term loan products or services. Loan fees and interest for the first six months of fiscal 2003 reflect primarily the Company’s participation interests in Goleta Loans, which were no longer offered at any of the Company’s stores after December 31, 2002. In addition, in the third quarter of fiscal 2003, the short-term loan product offered at its stores in Florida was revised (in accordance with state law) to have terms materially different than both the loan products offered at the Company’s other stores and the Goleta Loans. If the loan fees and interest from the Company’s stores in Georgia, North Carolina, Alabama, and Florida were excluded, loan fees and interest in the first six months of fiscal 2004 would have increased by $3.2 million, or 9.4%, over the comparable loan fees and interest in the first six months of fiscal 2003.

Bill payment services revenue of $8.0 million in the first six months of fiscal 2004 increased 28%, from $6.2 million for the first six months of the last fiscal year, as a result of the addition of vendors for which payments are accepted and the growth in sales of third-party prepaid debit cards. The decrease in money order fees of $0.3 million, or 9%, to $3.2 million in the first six months of fiscal 2004 from $3.5 million in the first six months of the last fiscal year, was due to decreased consumer demand for money orders. Franchise fees of $1.4 million in first six months of fiscal 2004 increased 29%, from $1.1 million for the first six months of the last fiscal year, as a result of the increased number of franchised stores during the six months of fiscal 2004. The decrease in other fees of $0.6 million, or 28%, to $1.6 million in the first six months of fiscal 2004 from $2.2 million in first six months of the last fiscal year, was due to a change in the mix of miscellaneous products and services offered in the stores and the phase out of several products, including food stamps and lottery tickets.

Store Expense Analysis

	Three Months Ended December 31,				Six Months Ended December 31,

	2003	2002	2003	2002	2003	2002	2003	2002

	(in thousands)		(percentage of revenue)		(in thousands)		(percentage of revenue)

Salaries and benefits	$14,885	$14,540	25.1%	25.4%	$29,140	$28,980	25.4%	25.5%
Occupancy	7,339	7,143	12.4	12.5	14,588	14,421	12.7	12.7
Armored and security	1,814	1,815	3.1	3.2	3,594	3,711	3.1	3.3
Returns and cash shorts	2,232	2,177	3.8	3.8	4,633	4,513	4.0	4.0
Loan loss provision	6,911	7,524	11.7	13.1	13,262	13,978	11.6	12.3
Depreciation	1,737	1,740	2.9	3.0	3,474	3,495	3.0	3.1
Other	4,899	4,462	8.3	7.8	9,495	8,685	8.3	7.7

Total store expenses	$39,817	$39,401	67.3%	68.8%	$78,186	$77,783	68.1%	68.6%

Average per store expense	$40.2	$39.5			$80.6	$77.9

Quarter Comparison

Total store expense in the second quarter of fiscal 2004 increased by $0.4 million, or 1%, to $39.8 million from $39.4 million in the second quarter of the last fiscal year. Total store expense as a percentage of revenue, however, decreased to 67.3% for the second quarter of fiscal 2004 from 68.8% in the second quarter of the last fiscal year, due to increased revenue. Salaries and benefits expenses increased $0.3 million, or 2%, in the second quarter of fiscal 2004 from the second quarter of fiscal 2003 primarily as a result of merit salary increases. Occupancy costs of $7.3 million for the second quarter of fiscal 2004 increased $0.2 million, or 3%, from $7.1 million for second quarter of the last fiscal year as a result of scheduled rent and maintenance increases. Armored and security expense remained unchanged from the second quarter of the last fiscal year at $1.8 million. Returned checks, net of collections, and cash shortages increased by $0.1 million, or 3%, in the second quarter of fiscal 2004 from the second quarter of the last fiscal year. Loan loss provision of $6.9 million for the second quarter of fiscal 2004 decreased $0.6 million, from $7.5 million for the second quarter of last fiscal year, due to the lower number of loans maturing during the period and due to improved collections experience. Other expenses increased $0.4 million, or 10%, to $4.9 million in the second quarter of fiscal 2004 from $4.5 million for the second quarter of the last fiscal year, due to increased store advertising and costs of implementing a new wide area computer network.

Six Month Comparison

Total store expense in the first six months of fiscal 2004 increased by $0.4 million, or 1%, to $78.2 million from $77.8 million in the first six months of the last fiscal year. Total store expense as a percentage of revenue, however, decreased to 68.1% for the first six months of fiscal 2004 from 68.6% in the first six months of the last fiscal year, due to increased revenue. Salaries and benefits expenses increased $0.2 million, or 1%, in the first six months of fiscal 2004 from the first six months of the last fiscal year primarily as a result of merit salary increases. Occupancy costs of $14.6 million for the first six months of fiscal 2004 increased $0.2 million, or 1%, from $14.4 million for first six months of the last fiscal year as a result of scheduled rent and maintenance increases. Armored and security expense of $3.6 million in the first six months of fiscal 2004, declined from $3.7 million in the first six months of the last fiscal year. Returned checks, net of collections, and cash shortages increased by $0.1 million, or 3%, in the first six months of fiscal 2004 from the first six months of the last fiscal year. Loan loss provision of $13.3 million for the first six months of fiscal 2004 decreased $0.7 million, from $14.0 million for the first six months of last fiscal year, due to the lower number of loans maturing during the period and due to improved collections experience. Other expenses increased $0.8 million, or 9%, to $9.5 million in the first six months of fiscal 2004 from $8.7 million for the first six months of last fiscal year, due to increased store advertising and costs of implementing a new wide area computer network.

Other Expenses Analysis

	Three Months Ended December 31,				Six Months Ended December 31,

	2003	2002	2003	2002	2003	2002	2003	2002

	(in thousands)		(percentage of revenue)		(in thousands)		(percentage of revenue)

Region expenses	$4,837	$4,230	8.2%	7.4%	$9,314	$8,369	8.1%	7.4%
Headquarters expenses	4,823	3,697	8.1	6.5	9,136	7,708	8.0	6.8
Franchise expenses	321	297	0.5	0.5	584	559	0.5	0.5
Other depreciation and amortization	1,022	1,767	1.7	3.1	2,039	3,256	1.8	2.9
Interest expense, net	2,233	4,070	3.8	7.1	4,468	7,710	3.9	6.8
Other (income) expenses	(64)	650	(0.1)	1.1	(48)	777	0.0	0.7

Quarter Comparison

Region Expenses

Region expenses increased $0.6 million, or 14%, in the second quarter of fiscal 2004 over the second quarter of the last fiscal year, primarily as a result of an increase in salaries and benefits expenses related to additional staffing in collections, customer support and facilities and increases in advertising and professional services. Region expenses as a percentage of revenue increased to 8.2% for the second quarter of fiscal 2004 from 7.4% in the second quarter of last fiscal year.

Headquarters Expenses

Headquarters expenses increased $1.1 million, or 30%, in the second quarter of fiscal 2004 over the second quarter of the last fiscal year, primarily due to a combination of increased salaries and benefits expense related to the addition of professional positions, including Chief Marketing Officer, General Counsel, Vice President of Compliance, and Assistant Vice President of Internal Audit, additional incentive bonus accruals related to improved operational performance, and expense related to restricted stock granted under the 1997 Stock Incentive Plan. Headquarters expenses as a percentage of revenues increased to 8.1% for the second quarter of fiscal 2004 from 6.5% for the second quarter of the last fiscal year.

Franchise Expenses

Franchise expenses for the second quarter of fiscal 2004 of $0.3 million remained unchanged from the second quarter of the last fiscal year.

Other Depreciation and Amortization

Other depreciation and amortization of $1.0 million for the second quarter of fiscal 2004 decreased by $0.8 million, from $1.8 million for the second quarter of the last fiscal year, due to the lower level of debt financing costs under the Company’s bank credit agreement.

Interest Expense

Interest expense, net of interest income, decreased $1.8 million, or 45%, in the second quarter of fiscal 2004 compared to the second quarter of the last fiscal year, because of lower interest rates charged by the Company’s bank lenders and lower average revolving advance and term loan balances.

Other (Income) Expenses, Net

Other (income) expenses, net, of ($64,000) in the second quarter of fiscal 2004 decreased by $0.7 million from the second quarter of fiscal 2003. Other (income) expenses, net, for the three months ended December 31, 2003 and 2002, included the following (in thousands):

	For the Three
	Months Ended
	December 31,

	2003	2002

Gain on sale of stores	$(187)	$—
Settlements (1)	—	750
Store closing expense	93	(62)
Other	30	(38)

Total other expenses, net	($64)	$650

(1)	Consists of payments of $500,000 and $250,000 to resolve state and federal regulatory matters, respectively.

Income Taxes

A total of $2.5 million was provided for income taxes in the second quarter of fiscal 2004, an increase from $1.3 million in the second quarter of the last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes. The effective income tax rate for the first quarter of fiscal 2004 of 40% remained unchanged from the second quarter of the prior fiscal year.

Gain on Sale of Discontinued Operations, Net of Tax

During the second quarter of fiscal 2003, the Company sold 19 underperforming stores in Florida for a pre-tax gain of $0.8 million and an after-tax gain of $0.5 million.

Six Month Comparison

Region Expenses

Region expenses increased $0.9 million, or 11%, in the first six months of fiscal 2004 over the first six months of the last fiscal year, primarily as a result of an increase in salaries and benefits expenses related to additional staffing in collections, customer support and facilities and increases in advertising and professional services. Region expenses as a percentage of revenue increased to 8.1% for the six months of fiscal 2004 from 7.4% in the first six months of last fiscal year.

Headquarters Expenses

Headquarters expenses increased $1.4 million, or 19%, in the first six months of fiscal 2004 over the first six months of last fiscal year, primarily due to a combination of increased salaries and benefits expense related to the addition of professional positions, including Chief Marketing Officer, General Counsel, Vice President of Compliance, and Assistant Vice President of Internal Audit, additional incentive bonus accruals related to improved operational performance, and expense related to restricted stock granted under the 1997 Stock Incentive Plan. Headquarters expenses as a percentage of revenues increased to 8.0% for the first six months of fiscal 2004 from 6.8% for the first six months of the last fiscal year.

Franchise Expenses

Franchise expenses for the first six months of fiscal 2004 of $0.6 million remained unchanged from the first six months of last fiscal year.

Other Depreciation and Amortization

Other depreciation and amortization of $2.0 million for the first six months of fiscal 2004 decreased by $1.2, million from $3.2 million for the first six months of last fiscal year, due to the lower level of debt financing costs under the Company’s bank credit agreement.

Interest Expense

Interest expense, net of interest income, decreased $3.2 million, or 42%, in the first six months of fiscal 2004 compared to the first six months of last fiscal year, because of lower interest rates charged by the Company’s bank lenders and lower average revolving advance and term loan balances.

Other (Income) Expenses, Net

Other (income) expenses, net, of ($47,000) in the first six months of fiscal 2004 decreased by $0.8 million from the first six months of fiscal 2003. Other (income) expenses, net, for the first six months ended December 31, 2003 and 2002, included the following (in thousands):

	For the Six Months
	Ended December 31,

	2003	2002

Lease buyout (1)	$(450)	$—
Settlements (2)	296	750
Gain on sale of stores	(187)	0
Store closing expense	186	70
Other	107	(43)

Total other expenses, net	($48)	$777

(1)	The Company was paid to terminate a store lease in Arizona to allow another retailer to occupy the location.

(2)	The six months of fiscal 2004 consists of $106,000 for additional administrative costs related to the settlement of substantially all claims in the Company’s Goleta loan-related lawsuits and $190,000 for a state regulatory settlement; the six months of fiscal 2003 consists of payments of $500,000 and $250,000 to resolve state and federal regulatory matters, respectively.

Income Taxes

A total of $4.5 million was provided for income taxes in the first six months of fiscal 2004, an increase from $2.9 million in the first six months of last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes. The effective income tax rate for the first six months of fiscal 2004 of 40% remained unchanged from the first six months of the prior fiscal year.

Gain on Sale of Discontinued Operations, Net of Tax

During the first six months of fiscal 2003, the Company sold 19 underperforming stores in Florida for a pre-tax gain of $0.8 million and an after-tax gain of $0.5 million.

Balance Sheet Variations

Cash and cash equivalents, the money orders payable, and the revolving advances vary because of seasonal and day-to-day requirements resulting primarily from maintaining cash for cashing checks and making small consumer loans; receipts of cash from the sale of money orders and remittances on money orders sold; receipts of cash for wire transfers, and remittances for wire transfers; and receipts of cash for electronic bill payments and remittances for bill payments. For the six months ended December 31, 2003, cash and cash equivalents increased $8.0 million, compared to a decrease of $7.1 million for the six months ended December 31, 2002.

Accounts receivable, net, of $9.9 million as of December 31, 2003 increased $0.5 million from June 30, 2003 due to a combination of increases in fees receivable for marketing and servicing Republic Bank loans, offset partially by collection of insurance claims regarding the Goleta Loan-related lawsuits.

Loans receivable, net, of $16.7 million as of December 31, 2003 increased $3.7 million from June 30, 2003 due to an increase in the volume of short-term loans made by the Company.

Prepaid expenses, inventories, and other current assets of $10.4 million as of December 31, 2003 decreased $0.3 million from June 30, 2003.

Property and equipment, net, of $30.0 million as of December 31, 2003 decreased $2.3 million from June 30, 2003. That decrease consisted of $2.0 million of fixed asset additions ($0.3 million of which consisted of capitalized software development), offset by $4.1 million of depreciation expense and $0.3 million of fixed asset retirements. Goodwill, net, of $75.9 million as of December 31, 2003 increased $0.3 million from June 30, 2003 as a result of the acquisition of 8 stores during the six months ended December 31, 2003. During the six months ended December 31, 2003, the Company opened 10 newly constructed stores, acquired 8 stores, sold 4 company-owned stores and closed 8 company-owned stores.

Revolving advances of $92.3 million as of December 31, 2003 increased $8.4 million from June 30, 2003 due to fluctuations in day-to-day cash requirements. However, as a result of continued improvements in cash forecasting and operational procedures regarding store cash deliveries and more efficient management of working capital, the Company reduced the average amount borrowed on its revolving advances to $79.5 million for the six months ended December 31, 2003 from $93.1 million for the six months ended December 31, 2002.

Accounts payable, accrued liabilities and other current liabilities totaling $34.4 million as of December 31, 2003 decreased $6.4 million from June 30, 2003, primarily because of reductions in liabilities to various service providers. The major components of the $6.4 million decrease were decreases in accounts payable trade ($3.1 million), payable to Republic Bank ($2.9 million), and money transfer payable ($2.0 million), partially offset by an increase in income taxes payable ($1.3 million).

Term advances decreased by a total of $1.4 million at December 31, 2003, as compared to June 30, 2003, as the result of the Company’s repayment of those advances.

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

An analysis of the loan loss allowance with reference to the Company’s gross loans receivable (which does not include any Republic Loans) is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

	(in thousands)
Gross loans receivable	$27,828	$34,758	$27,828	$34,758
Less: Allowance for losses on loans receivable	11,107	15,650	11,107	15,650

Loans receivable, net of Allowance	$16,721	$19,108	$16,721	$19,108

Allowance for losses on loans receivable:
Beginning of period	$9,887	$13,826	$8,734	$12,213
Provision for loan losses	4,551	7,374	9,092	13,718
Charge-offs	(3,389)	(5,658)	(6,849)	(10,647)
Recoveries	58	108	130	366

End of period	$11,107	$15,650	$11,107	$15,650

Net loan charge-offs as a percent of volume	3.4%	3.9%	3.9%	3.6%
Allowance as a percent of gross loans receivable	39.9%	45.0%	39.9%	45.0%

The higher loan loss allowance as a percentage of gross loans receivable as of December 31, 2002 was a result of the increased number of loans maturing during that time period due to the Company ceasing to offer the Goleta Loans and discontinuing loan products or services in Georgia, North Carolina and Alabama.

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

Management has established the following targets regarding each quarterly portfolio:

•	Receive or collect 91% (or 93% in the Company’s third fiscal quarter) of the total volume, or principal amount of loans, by the end of the current quarter (i.e., by December 31 for the payday loans maturing between October 1 and December 31).

•	Receive or collect a cumulative 92.9% (or 94.5% in the Company’s third fiscal quarter) by 90 days out (i.e., by March 31 for the same quarterly portfolio).

•	Receive or collect a cumulative 94.5% (or 95.5% in the Company’s third fiscal quarter) by 180 days out (i.e., by June 30 for the same quarterly portfolio). The Company charges off its payday loans when they become delinquent for 180 days.

The assumed higher rate of payment in the Company’s third fiscal quarter is a result of improved collections during the annual tax season, because of borrowers’ receipt of tax refunds.

Collection Progression for Quarterly Loan Portfolios

	Collection Percentage

		Actual

Days Following Quarter	Target	Fiscal 2004	Fiscal 2003	Fiscal 2002

	First Quarter

30	91.00%	92.8%	92.4%	91.6%
90	92.90%	94.9%	94.7%	93.3%
180	94.55%	—	95.1%	94.5%
	Second Quarter

30	91.00%	93.9%	93.1%	92.9%
90	92.90%	—	95.9%	95.0%
180	94.55%	—	96.1%	95.8%
	Third Quarter

30	93.00%	—	93.5%	94.4%
90	94.50%	—	95.9%	96.1%
180	95.45%	—	96.1%	96.5%
	Fourth Quarter

30	91.00%	—	93.4%	92.4%
90	92.90%	—	95.4%	95.1%
180	94.55%	—	95.6%	95.4%

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

For the six months ended December 31, 2003, the Company provided approximately $4.3 million for losses on Republic Loans and charged-off $2.5 million related to these loans. The balance of the liability for Republic Loan losses reported in accrued liabilities as of December 31, 2003 is $2.5 million.

Liquidity and Capital Resources

Cash Flows from Operating Activities

During the six months ended December 31, 2003 and 2002, the Company had net cash provided by operating activities of $1.2 million and $8.1 million, respectively. The decrease in cash flows from operating activities resulted from the timing of remittances to product or service providers (such as MoneyGram Payment Systems, Inc. and Travelers Express Company Inc., and Republic Bank).

Cash Flows from Investing Activities

During the six months ended December 31, 2003 and 2002, the Company used $2.4 million and $1.9 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores and corporate offices. Capital expenditures for acquisitions were $0.3 million and $0.1 million, respectively, for the six months ended December 31, 2003 and 2002.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2003, was $9.1 million. The Company increased its net borrowings under its revolving advance facility from the bank lenders by $8.4 million from June 30, 2003. However, the Company reduced the average amount borrowed on its revolving advances to $79.5 million for the six months ended December 31, 2003 from $93.1 million for the six months ended December 31, 2002. The Company repaid $1.4 million of the term notes to American Capital Strategies, Ltd. since June 30, 2003. Acquisition-related notes payable to sellers decreased by $0.1 million during the six months ended December 31, 2003. The money orders payable increased $0.3 million from June 30, 2003. The net cash used by financing activities for the six months ended December 31, 2002, was $14.6 million.

Credit Facilities

During the six months ended December 31, 2003, the Company was a party to:

•	a credit agreement with a syndicate of banks led by Wells Fargo Bank Texas, National Association (“Wells Fargo Bank”), as administrative agent for itself and other lenders, that provided for revolving credit facilities of up to $165 million (but $175 million on and after October 31, 2003); and

•	a note purchase agreement with American Capital Financial Services, Inc., as agent for its affiliate American Capital Strategies, Ltd., which had purchased $40 million of the Company’s senior subordinated secured promissory notes.

The Company’s existing credit facilities became effective on March 31, 2003. The credit agreement provided for two revolving line-of-credit facilities that expire on March 31, 2006:

•	a $120 million primary revolving credit facility that is available throughout the three-year term; and

•	a $55 million seasonal revolving credit facility that is available to the Company during each year-end holiday and tax season (i.e., December 1 through March 15) during the three-year term.

The revolving line-of-credit facilities include, subject to certain conditions, a letter-of-credit facility from Wells Fargo Bank of up to $5 million.

On October 31, 2003, the Company entered into an amendment to the credit agreement that increased its seasonal credit facility by $10 million and substituted two new lenders for one exiting lender in the syndicate. The credit facilities now consist of $120 million working capital facility and a $55 million facility available only during each tax season. None of the other material terms of the existing credit agreement were revised or affected by the amendment.

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

The Company has selected the third alternative described above as the annual interest rate for its current borrowings under the credit agreement, and as of December 31, 2003, that interest rate was 4.125% (calculated using LIBOR plus 3.0%). Upon an event of default under the credit agreement, the applicable annual interest rate is increased by three hundred basis points.

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

The annual interest rate on the outstanding principal amount of the Notes are:

•	Series A Note: LIBOR plus 8%.

•	Series B Note: LIBOR plus 10%.

•	Series C Note: LIBOR plus 13%.

•	Series D Note: LIBOR plus 13.25%.

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

As of December 31, 2003, the Company had borrowed $92.3 million under its revolving line-of-credit facility, and $36.9 million was outstanding under the Notes. The average amount borrowed on the Company’s revolving line-of-credit facility was $79.5 million and $93.1 million for the six months ended December 31, 2003 and 2002, respectively. The Prime Rate effective on December 31, 2003 was 4.0%, and LIBOR effective on that date was 1.125%.

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

SSM Funding Arrangements

The Company is placing approximately 220 of its self-service check-cashing machines (“SSMs”) in certain retail offices of H&R Block Tax Services, Inc. (“H&R Block”) during the 2004 tax season. In accordance with an existing multi-year license agreement between the Company and H&R Block, the SSMs will be available to cash only tax refund checks and tax refund anticipation loan checks of H&R Block customers.

For the 2004 tax season, the Company is obtaining a maximum of $330 million of cash or currency for the SSMs placed in the H&R Block retail offices through two arrangements. One of the arrangements, originally entered into on January 7, 2003 and amended on December 22, 2003, is with Ace Funding LLC, a wholly owned subsidiary of the Company, as borrower (“Ace Funding”), DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, a German bank, as arranger and liquidity agent (“DZ Bank”), and Autobahn Funding Company LLC, as lender (“Autobahn Funding”). The other arrangement, which was entered into on December 30, 2003, is with Texas Capital Bank, National Association, a national bank that is a subsidiary of Texas Capital Bancshares, Inc. (“Texas Capital Bank”).

In accordance with the First Amendment to the existing Loan and Servicing Agreement among the Company , Ace Funding, DZ Bank, and Autobahn Funding, the maximum $190 million revolving line-of-credit facility is being made available to Ace Funding to provide the cash or currency to certain of the SSMs in H&R Block retail offices during the 2004 tax season. For financial reporting purposes, Ace Funding is a consolidated subsidiary of the Company, and all borrowings by Ace Funding under this arrangement, all amounts paid by Ace Funding under this arrangement, and all check-cashing fees received by the Company from the SSMs subject to this arrangement will be reflected in the Company’s consolidated financial statements.

Under the Cash Services Agreement with Texas Capital Bank for the 2004 tax season, the Company will have available up to $140 million in cash or currency for certain of the SSMs in H&R Block retail offices. For the use of Texas Capital Bank’s cash, as well as corresponding transportation and custodial services provided by the bank, the Company agreed to pay fees to the bank that vary depending on the volume of checks cashed in the SSMs and the Company’s use of corresponding services. The cash in the SSMs, as well as the cashed checks deposited in the SSMs in exchange for that cash, are assets of Texas Capital Bank, not of the Company. Under the Cash Services Agreement, the availability to the Company of the cash or currency will be subject to any need of the bank for that property for its own business or purposes. The Company agreed to maintain, during the term of this agreement (i.e., the 2004 tax season), a deposit account at Texas Capital Bank of at least $1 million, pledged as assurance of the Company’s performance of its obligations under the Cash Services Agreement. The Company will be entitled to all of the check-cashing fees earned from the SSMs subject to this arrangement upon the expiration of this agreement, subject to and after the payment to the bank of all amounts to which it is entitled. This agreement expires on March 31, 2004, but may be terminated by either party earlier upon the other party’s uncured material breach or upon other specified events, including the bank’s convenience.

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

Litigation Expenses

As indicated in “Legal Proceedings” below, the Company has been required to defend itself and, in some matters, its directors, officers, and others in various lawsuits and state regulatory proceedings regarding its current and past loan-related activities. The Company has incurred significant legal expenses in conducting that defense, and although the settlement in the Purdie lawsuit was approved by the court on December 15, 2003 and the Company expects that settlement to be implemented, if the court’s approval is appealed and reversed or if the settlement is not implemented, the Company may have to incur additional significant expenses of defense (regardless of the outcome of the lawsuits). The Company is, in accordance with its Bylaws, paying the expenses of defense for its directors, officers, and other employees named as additional defendants in these lawsuits. The Company also is, in accordance with the Goleta Agreement, paying all of the expenses of Goleta as a party in these proceedings. The Company expensed an additional $0.1 million during the six months ended December 31, 2003 for administrative expenses related to the settlement of the Purdie lawsuit.

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

Operating Trends

Seasonality

The Company’s business is seasonal to the extent of the impact of cashing tax refund checks and tax refund anticipation loan checks. The impact of these services is in the third and fourth quarters of the Company’s fiscal year. The Company’s loan-related business declines in the third fiscal quarter as a result of the customers’ receipt of tax refund checks and tax refund anticipation loans.

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

Although the Company believes that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under the Company’s control and may not even be predictable. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those factors are described under “Risk Factors” below.

The Company expressly disclaims any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in the Company’s views or expectations, or otherwise. The Company makes no prediction or statement about the performance of the Company’s Common Stock.

Risk Factors

Our current business and future results may be affected by a number of risks and uncertainties, including those described below. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. The risks discussed below also include forward-looking statements and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Our Business

We have significant existing debt; the restrictive covenants under some of our debt agreements may limit our ability to expand or pursue our business strategy; if we are forced to pay some or all of this debt our financial position would be severely and adversely affected.

               Our business requires significant amounts of cash for services and inventory. Much of that cash is obtained through borrowing. Therefore, we have, and will continue to have, a significant amount of outstanding debt and may incur additional debt in the future. As of December 31, 2003, our long-term debt was $32 million, and our short-term debt was $98 million, for an aggregate of $130 million. We have entered into a credit agreement with a syndicate of banks led by JP Morgan Chase Bank, as agent and syndication agent, and Wells Fargo Bank, as administrative agent, for themselves and other lenders, that provides for revolving credit facilities of up to $175 million and a note purchase agreement with American Capital Financial Services, Inc. as agent for its affiliate American Capital Strategies, Ltd., which purchased $40 million of the Company’s senior subordinated secured promissory notes. Our wholly owned subsidiary, Ace Funding, LLC, also has entered into a multi-year arrangement for a revolving credit facility of up to $190 million, which is used only to obtain cash inventory for our self-service check-cashing machines at H&R Block locations during the annual tax season.

               Our debt agreements require us to maintain compliance with numerous financial covenants. The covenants restrict our ability to take certain actions, including our ability to:

•	incur additional indebtedness;

•	pay dividends and make distributions in respect of our capital stock;

•	repurchase our capital stock;

•	make investments or other restricted payments;

•	engage in transactions with shareholders and affiliates;

•	create liens;

•	sell or otherwise dispose of assets;

•	make payments on our debt, other than in the ordinary course; and

•	engage in mergers and acquisitions.

               As long as our indebtedness remains outstanding, the restrictive covenants could impair our ability to expand or pursue our business strategies. The breach of any covenants or any payment obligations in any of these debt instruments will result in an event of default under the applicable debt instrument. If there is an event of default under one of our debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable, subject to applicable grace periods. This could trigger cross-defaults under our other debt instruments. We cannot assure you that our assets or cash flow would be sufficient to repay fully borrowings under our outstanding debt instruments, if accelerated upon an event of default, or that we would be able to refinance or restructure the payments on any of those debt instruments. Further, if we are unable to repay, refinance or restructure our indebtedness under our credit facility, the lenders under that facility could proceed against the collateral securing that indebtedness. Substantially all of our assets are pledged to secure the outstanding indebtedness. Forced repayment of some or all of our indebtedness would reduce our available cash and have an adverse impact on our operating and financial performance.

Our existing and future debt obligations could adversely affect our financial health; we may be required to secure additional financing to meet our future capital needs and cannot assure you that we will be able to do so on favorable terms, if at all.

               Our significant amount of debt could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations to the holders of our outstanding debt;

•	make us vulnerable to interest rate increases, because a significant portion of our borrowings is, and will continue to be, at variable rates of interest;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt obligations, which will reduce our funds available for working capital, capital expenditures and other general corporate expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have proportionately less debt;

•	restrict our operational flexibility, because of restrictive covenants that will limit our ability to make acquisitions, explore certain business opportunities, dispose of assets and take other actions; and

•	limit our ability to borrow additional funds in the future, if we need them, due to applicable financial and restrictive covenants in our debt instruments.

               If current debt levels increase, the related risks that we now face will also increase. If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to seek refinancing of all or a portion of our indebtedness or obtain additional financing in order to meet our obligations with respect to our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing on satisfactory terms or at all, particularly because of our high levels of debt and the debt-incurrence restrictions imposed by our current agreements. If we raise additional funds through the issuance of equity securities, our shareholders may experience dilution of their ownership interest. If we raise additional funds by issuing debt, we may be subject to limitations on our operations. This strain on our capital resources could adversely affect our business.

We are subject to franchise law and regulations that govern our status as a franchisor and regulate some aspects of our franchise relationships. Our ability to develop new franchised stores and to enforce contractual rights against franchisees may be adversely affected by these laws and regulations, which could cause our franchise revenues to decline and adversely affect our growth strategy.

               We are subject to federal and state laws and regulations, including the regulations of the Federal Trade Commission as well as similar authorities in individual states, in connection with the offer, sale and termination of franchises and the regulation of the franchisor/franchisee relationship. Our failure to comply with these laws could subject us to liability to franchisees and to fines or other penalties imposed by governmental authorities. In addition, we may become subject to litigation with, or other claims filed with state or federal authorities by, franchisees based on alleged unfair trade practices, implied covenants of good faith and fair dealing, payment of royalties, location of stores, advertising expenditures, franchise renewal criteria or express violations of agreements. There can be no assurance that compliance problems will not be encountered from time to time, or that material disputes will not arise with one or more franchisees. Accordingly, our failure to comply with applicable franchise laws and regulations could have a material adverse effect on our financial condition and

If we do not generate a sufficient amount of cash, which depends on many factors beyond our control, our liquidity and ability to service our indebtedness and fund our operations would be harmed.

               Based on our current level of operations and anticipated revenue growth, we believe our cash flow from operations, available cash and available borrowings under credit facilities will be adequate to meet our future liquidity needs. However, we have substantial contractual commitments and debt service obligations. We cannot assure you that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized or that future borrowings will be available to us under credit facilities in amounts sufficient to enable us to pay our indebtedness or fund our other liquidity needs. In addition, if we undertake expansion efforts in the future, our cash requirements may increase significantly.

Competition in the financial services industry could cause us to lose market share.

               The industry in which we operate is highly fragmented and very competitive. In addition, we believe that the market will become more competitive as the industry matures and consolidates. We compete with other check-cashing stores, short-term consumer lenders, grocery stores, banks, savings and loans, other financial services entities, and other retail businesses that also cash checks, sell money orders, provide money transfer services, or other similar financial services. Some of our competitors that are not check-cashing companies have larger and more established customer bases and substantially greater financial, marketing, and other resources. Our stores have also recently been facing competition from automated check-cashing machines deployed in supermarkets, convenience stores, and other public venues by large financial services organizations. There is no assurance that we will be able to compete successfully. As a result, we could lose market share and our revenues could decline, thereby affecting our ability to generate sufficient cash flow to service our indebtedness and fund our operations.

A significant portion of our consumer lending business is derived from a key banking relationship, and a loss of that relationship could adversely affect our liquidity and profits.

               Under our agreement with Republic Bank & Trust Company, a Kentucky state-chartered bank, we provide various services to the bank in connection with our origination and servicing of the bank’s short-term consumer loans, in exchange for which we are compensated by the bank through payment of origination and servicing fees. As of December 31, 2003, the Company was offering its own small short-term loan or deferred-deposit service in 511 of its owned stores, and Republic Bank was offering its deferred-deposit loan or service in 356 of the Company’s owned stores in Texas, Pennsylvania, and Arkansas. Approximately 3.9% of our total revenues in fiscal 2003 and approximately 11.1% of our total revenues in the six months ended December 31, 2003 were derived from Republic Bank. Our relationship with Republic Bank has existed for approximately one year. Although we have no reason to believe that a termination of, or significant adverse change in, our relationship with Republic Bank will occur, such a termination or significant adverse change could require us to seek replacement relationships with new financial institutions or, if legally permissible, make additional loans ourselves. We cannot assure you that we would be able to secure new relationships, that the terms of any such new relationships would be as favorable to us as those of our existing relationship, or that we will not be precluded from offering any short-term loans in certain states. As a result, any significant changes in our relationship with Republic Bank could disrupt our revenues, cause us to change the way we conduct business in certain states or adversely affect our liquidity and profits.

Demand for our check cashing services is sensitive to the level of transactions effected by our customers.

               A significant portion of our revenue is derived from cashing checks. Revenues from check cashing accounted for 51.9% of our total revenues during fiscal 2002 and 53.7% of our total revenues during fiscal 2003. Any changes in economic factors that adversely affect consumer transactions could reduce the volume of transactions that we process and have an adverse effect on our business, financial condition and results of operations.

If the pending settlement is not implemented, existing lawsuits regarding previous short-term consumer lending activities may have a significant negative impact on our business.

               The federal court in the Purdie lawsuit has approved our settlement of that lawsuit, which will also resolve other pending lawsuits regarding our previous short-term consumer lending activities for Goleta. If the court’s approval is appealed and reversed or the Purdie settlement is not otherwise implemented, we expect that the defense, even if successful, of this lawsuit and the other related lawsuits will continue to require substantial time and attention of certain of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and will continue to require the expenditure of significant amounts for legal fees and other litigation-related costs.

Changes in applicable laws and regulations governing consumer protection and lending practices may have a significant negative impact on our business, results of operations and financial condition.

               Our business is subject to numerous state and certain federal laws and regulations which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business.

               These regulations govern or affect:

•	check cashing fees;

•	licensing and posting of fees;

•	lending practices, such as truth in lending;

•	interest rates and usury;

•	currency reporting;

•	recording and reporting of certain financial transactions;

•	franchising in the states in which we offer and sell franchises;

•	privacy of personal consumer information; and

•	prompt remittance of proceeds for the sale of money orders.

               In addition, Republic Bank is subject to federal and state banking regulations. The FDIC is the primary regulator of Republic Bank and in July 2003 issued guidance for member banks operating in the short-term or payday lending industry. Republic Bank is also subject to FDIC inspection and authority, and as a result of our servicing activities, we too are subject to such inspection and authority. We cannot assure you that the regulations or their application affecting Republic Bank, or the FDIC inspection or authority with respect to Republic Bank or us, will not negatively impact our operations.

               As we develop new products and services, we may become subject to additional federal and state regulations. In addition, future legislation or regulations may restrict our ability to continue our current methods of operation or expand our operations and may have a negative effect on our business, results of operations and financial condition. States may also seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. Our business may also be subject to litigation and regulatory proceedings, which could generate adverse publicity or cause us to incur substantial expenditures or modify the way we conduct our business.

               Additional state or federal regulation restricting our ability to enter into short-term consumer loans would have a material adverse affect on our loan-related activities and revenues.

               Most states in which our stores offer short-term consumer loans authorize, or at least permit, short-term consumer or “payday” loans to be offered and made. Over the past few years, however, consumer-advocacy groups and certain media reports and stories have advocated governmental action to prohibit or severely restrict loans of this kind. The consumer groups and media stories typically focus on the cost to a consumer for this type of loan, which is higher than the interest typically charged by credit-card issuers to a more creditworthy consumer. This difference in credit cost is more significant if a consumer does not promptly repay the short-term loan, but renews (or “rolls over”) that loan for one or more additional short-term periods. The consumer groups and media stories typically characterize short-term lending activities as “abusive” toward consumers. The Office of the Comptroller of the Currency, which supervises national banks, has taken actions in the past year to effectively prohibit certain national banks from offering and making short-term consumer loans, because of various risks posed to those banks. Also, during the last few years, legislation has been introduced in the United States Congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that would prohibit or severely restrict short-term consumer loans. We are not aware of any such federal legislation or federal regulatory proposal that has made any significant progress in the legislative or regulatory process. But legislation and regulatory action that affects consumer lending has recently become effective in a few states and could be taken in other states. We intend to continue, with others in the short-term consumer loan industry, to inform and educate legislators and to oppose legislative or regulatory action that would prohibit or severely restrict short-term consumer loans. But if legislative or regulatory action with that effect were taken on the federal level or in states such as Texas, in which the Company has a significant number of stores, that action would have a material adverse effect on our loan-related activities and revenues.

Our current and future business growth strategy involves new store acquisitions and new store openings; failure to manage our growth or integrate or manage new store acquisitions may adversely affect our financial results.

               Our expansion strategy consists principally of combining acquisitions and new store openings (both company-owned and franchised stores), with the objective of having the largest number of retail financial services locations in each of our markets and developing new products for introduction into the existing store base, and by increasing same store sales of existing products. Acquisitions may entail numerous integration risks and impose costs on us, including:

•	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses;

•	diversion of management’s attention from our core business;

•	dilutive issuances of our equity securities (if necessary to make acquisitions);

•	incurrence of additional indebtedness (if necessary to make acquisitions)

•	assumption of contingent liabilities;

•	incurrence of significant amortization expenses related to intangible assets and the potential impairment of acquired assets; and

•	incurrence of significant immediate write-offs.

               Our continued growth is dependent upon a number of factors, including the availability of adequate financing, as well as suitable locations, acquisition opportunities, and experienced management employees, the ability to obtain any government permits and licenses that may be required, and other factors, some of which are beyond our control. There can be no assurance that we will be able to successfully grow our business through acquisitions and new store openings. Our failure to grow successfully or successfully complete the integration of any acquired business could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our money transfer and money order revenues are derived from a key third-party relationship, and a loss of that relationship could adversely affect our liquidity and profits.

               We are a party to a money order agreement with Travelers Express Company, Inc. under which we exclusively sell Travelers Express money orders that bear our logo. Under this agreement, we are obligated to make prompt remittances of money order proceeds. We are also an agent for the receipt and transmission of wire transfers of money through the MoneyGram network in accordance with an agreement with Travelers Express and MoneyGram Payment Systems, Inc., an affiliate of Travelers Express. We receive significant revenues pursuant to these agreements. Approximately 7.6% of our total revenues in each of fiscal 2003 and the six months ended December 31, 2003 were derived from these agreements. Our relationship with Travelers Express and its affiliates is therefore significant to our business. Although we have no reason to believe that a disruption in this relationship will occur, such a disruption could materially and adversely affect our business.

If we are unable to continue to successfully deploy and operate our self-service machines, our revenues derived from check-cashing services may adversely be affected.

               We have developed self-service machines (SSMs) which are able to cash checks, sell pre-paid long-distance telephone cards, sell money orders, and process third-party bill payments. During fiscal year 2003, we operated 21 SSMs in company-owned stores. We placed over 240 SSMs at H&R Block retail offices during the 2003 tax season. During fiscal year 2003, the SSMs (located in our stores or H&R Block offices) cashed approximately 233,000 checks with a face value of $242 million, which generated net check-cashing fees to us of $5.6 million, or 4.4% of our total check-cashing fees. The majority of the checks cashed by the SSMs were tax checks in H&R Block offices. There can be no assurance that the SSMs will continue to generate the same level of revenues as in the past or that the SSMs can be successfully deployed at H&R Block offices during future tax seasons. If we are unable to continue to generate the same level of revenues from the operation of our SSMs, our revenues derived from our check-cashing services may be adversely affected.

Our check cashing services may become obsolete because of technological advances.

               We derive the largest component of our revenue from fees associated with cashing checks. Recently, there has been increasing penetration of electronic banking services into the check cashing and money transfer industry, including direct deposit of payroll checks and electronic transfer of government benefits. To the extent that checks are replaced with such electronic transfers, demand for our check cashing services could decrease.

Any disruption in the availability of our computer-based point-of-sale system could affect operations at our stores.

               Our proprietary personal computer-based point-of-sale system is fully operational in all company-owned stores and is used by our SSMs for cashing checks and accepting third-party bill payments. Any disruption in the availability of the point-of-sale system could affect the operations at our stores and could adversely affect our results of operations.

Part of our business is seasonal, which causes our revenues and earnings to fluctuate.

               Our business is seasonal to the extent of the impact of cashing tax refund checks and tax refund anticipation loan checks. The impact of these services is primarily in the third and fourth quarters of the Company’s fiscal year. Also, our short-term loan business declines slightly in the third fiscal quarter as a result of the customers’ receipt of tax refund checks and tax refund anticipation loans. This seasonality requires us to manage our cash flows over the course of the year. If our revenues were to fall substantially below what we would normally expect during certain periods, our annual financial results would be adversely impacted and our ability to service our debt may also be adversely affected.

Because we maintain a significant supply of cash in our stores, we may be subject to cash shortages due to employee error and theft.

               Since our business requires us to maintain a significant supply of cash in each of our stores and (during tax season) each of our self-service machines, we are subject to the risk of cash shortages resulting from employee errors and theft. Although we have implemented various procedures and programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, we cannot assure you that employee error and theft will not occur. Material occurrences of error and theft could lead to cash shortages and could adversely affect our results of operations.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results could suffer.

               Our future success depends to a significant degree upon the members of our senior management, particularly Donald Neustadt, our Chief Executive Officer, and Jay Shipowitz, our President and Chief Operating Officer. The loss of the services of one or more members of senior management could harm our business and development. Our continued growth also will depend upon our ability to attract and retain additional skilled management personnel. If we are unable to attract and retain personnel as needed in the future, our operating results and growth could suffer.

Our former independent public accountant, Arthur Andersen LLP, has been found guilty of federal obstruction of justice charges and you are unlikely to be able to exercise effective remedies against them in any legal action.

               Although we dismissed Arthur Andersen LLP as our independent public accountants, and engaged Grant Thornton LLP in May 2002, our consolidated financial statements as of and for the fiscal year ended June 30, 2001 were only audited by Arthur Andersen. On June 15, 2002, Arthur Andersen was found guilty of federal obstruction of justice charges. A spokesperson for Arthur Andersen announced that, as of August 31, 2002, Arthur Andersen voluntarily relinquished, or consented to revocation of, its firm permits in all states where it was licensed to practice public accountancy with state regulators. A substantial number of Arthur Andersen’s personnel have left the firm, including the individuals responsible for auditing our audited financial statements included in our SEC filings. Accordingly, you are unlikely to be able to exercise effective remedies or collect judgments against them.

               In our financial statements attached to our annual report on Form 10-K, we included a copy of the audit report of Arthur Andersen dated August 13, 2001 without Arthur Andersen’s consent in reliance on Rule 2-02(e) of Regulation S-X. Because Arthur Andersen has not consented to the inclusion of their audit report dated August 13, 2001 in our annual report on Form 10-K, investors’ ability to recover against Arthur Andersen with respect to the financial statements included in our annual report on Form 10-K may be limited. In addition, Arthur Andersen is unable to perform procedures to assure the continued accuracy of its audit report on our audited financial statements. Arthur Andersen will also be unable to perform such procedures or to provide other information or documents that would customarily be received by us or underwriters in connection with financings or other transactions, including consents and “comfort” letters. As a result, we may encounter delays, additional expense and other difficulties in future financings. Any resulting delay in accessing or inability to access the public capital markets could have a material adverse effect on us.

Risks Related to our Common Stock

The price of our common stock may be volatile.

               In the past three years, stocks listed on the Nasdaq National Market, as our common stock is, have experienced high levels of volatility and significant declines in value from their historic highs. The trading price of our common stock has fluctuated, and may continue to fluctuate, substantially from time to time. The fluctuations could cause you to lose part or all of your investment in our shares of common stock. Those factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time,

•	significant volatility in the market price and trading volume of financial services companies,

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts,

•	general economic conditions and trends,

•	major catastrophic events,

•	loss of a significant client or clients,

•	sales of large blocks of our stock, or

•	departures of key personnel.

               In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Insiders have substantial control over us and could limit your ability to influence the outcome of key transactions, including a change of control.

               As of September 29, 2003, our principal stockholders, directors and executive officers, and entities affiliated with them, owned approximately 45% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium of their common stock as a party of a sale of our company and might ultimately affect the market price of our common stock.

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

The fair value of the Company’s existing interest-rate swaps was ($1.0) million as of December 31, 2003. Based on the average outstanding indebtedness in the previous quarter, a 10% change in interest rates would have changed the Company’s interest expense by approximately $11,000 (pre-tax) for the quarter ended December 31, 2003 without consideration of the Company’s interest-rate swaps. The associated underlying debt has exceeded the notional amount for each swap throughout the existence of the swap, and it is anticipated that it will continue to do so. Each existing swap is based on the same index as, and repriced on a consistent basis with, its corresponding underlying debt.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Goleta Loan-Related Lawsuits and Settlement

Beverly Purdie v. Ace Cash Express, Inc. et al.: On December 15, 2003, the federal court entered an order approving the settlement agreement between the Company and the plaintiffs and the plaintiffs’ respective counsel in this lawsuit and the other pending Goleta Loan-related lawsuits, other than Hale v. Ace Cash Express, Inc. Absent an appeal and a subsequent reversal of the court’s approval order, the Company expects that the settlement agreement will be implemented.

Because of the settlement agreement in this lawsuit, there has been no material development in any of the other pending Goleta Loan-related lawsuits. The Company believes that, assuming the court’s approval order is not appealed or reversed, the approved settlement will effectively settle and terminate all of those other lawsuits.

Non-Loan-Related Proceeding

Ace Cash Express, Inc. v. Valley Check Cashiers, Inc., Jeffrey D. Silverman, and Morris Silverman: On January 23, 2004, a Texas state appellate court affirmed the trial court’s dismissal of the Company’s complaint against Jeffrey D. Silverman and Morris Silverman. On February 6, 2004, the Company filed a motion requesting a rehearing of its appeal of the dismissal and the court has not yet ruled on this motion.

Estimate of Possible Loss or Gain

The Company’s policy is to estimate a possible loss, or a range of possible loss, or a possible gain, or a range of possible gain, and to disclose that estimate, when the Company has determined that a loss or a gain is “probable” and an estimate can reasonably be made. The Company accrues for probable losses and records gains when they are received. The Company believes that the settlement agreement regarding the Goleta Loan-related lawsuits, if finally approved by the court in the Purdie lawsuit, will result in the termination of not only the Purdie lawsuit, but all of the other pending Goleta Loan-related lawsuits. Based on its estimates of the anticipated refund claims by eligible borrowers and of the administrative and other costs related to the settlement, the Company recorded a $5.0 million charge during fiscal year 2003 and recorded an additional $106,000 charge during the quarter ended September 30, 2003 for its settlement payment obligations. No additional amounts were recorded during the quarter ended December 31, 2003.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on November 14, 2003. At this meeting, the Company’s shareholders elected seven directors of the Company to serve until the next annual meeting or until their successors are elected and qualified. The table below shows the votes cast in favor of the election of the seven directors and the votes withheld against their election. There were no abstentions or broker non-votes.

Director	Votes For	Votes Withheld

Raymond C. Hemmig	9,410,102	908,119
Donald H. Neustadt	9,290,844	1,027,377
Jay B. Shipowitz	9,290,994	1,027,227
Marshall B. Payne	9,832,098	486,123
Michael S. Rawlings	9,846,848	471,373
Edward W. Rose III	9,949,806	368,415
C. Daniel Yost	9,949,806	368,515

At this meeting, the Company’s shareholders also approved two amendments to the Company’s incentive compensation plans:

(1)	An amendment to the Company’s Non-Employee Directors Stock Option Plan to permit the granting of restricted stock, to convert the manner in which grants are made from a formula-based grant to a grant within the discretion of the Compensation Committee, and to change the name of the plan to the “Ace Cash Express, Inc. Non-Employee Directors Stock Incentive Plan.” Shareholders voted 4,890,861 shares for the amendment and 1,383,237 shares against the amendment, and 9,475 shares abstained.

(2)	An amendment to the Company’s 1997 Stock Incentive Plan to increase the number of shares of Common Stock that may be issued upon exercise of options or granted as restricted stock under that plan from 1,715,000 shares to 2,115,000 shares. Shareholders voted 4,249,080 shares for the amendment and 1,877,448 shares against the amendment, and 157,045 shares abstained.

There were no other matters submitted to a vote of the Company’s shareholders at this meeting.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Exhibit

10.1	Restricted Stock Agreement dated October 30, 2003, between the Company and William S. McCalmont.

10.2	Change-in-Control Executive Severance Agreement executed December 5, 2003, but effective as of August 5, 2003, between the Company and William S. McCalmont.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(i)	The Company filed a Current Report on Form 8-K during the fiscal quarter ended December 31, 2003, regarding a press release announcing its earnings and other financial information for and as of the end of its quarter ended September 30, 2003. The Company filed the Report dated October 23, 2003, on October 23, 2003. The Items reported therein were as follows:

Item 7 – Financial Statements and Exhibits:

Exhibit 99.1 – Press Release dated October 23, 2003

Item 12 – Results of Operations and Financial Condition

(ii)	The Company filed a Current Report on Form 8-K during the fiscal quarter ended December 31, 2003, regarding slides for presentations to certain investment firms. The Company filed the Report dated October 23, 2003, on November 3, 2003. The Items reported therein were as follows:

Item 7 – Financial Statements and Exhibits:

Exhibit 99.1 – Presentation Slides dated October 23, 2003.

Item 9 – Regulation FD Disclosure

(iii)	The Company filed a Current Report on Form 8-K during the fiscal quarter ended December 31, 2003, regarding an Amendment No. 2 to the Money Order Agreement with Travelers Express Company, Inc. The amendment amended the existing money order agreement dated as of April 16, 1998 (as previously amended) and extends the term of the money order agreement for four years until December 31, 2007. The Company filed the Report dated October 29, 2003, on November 4, 2003. The Items reported therein were as follows:

Item 5 – Other Events

Item 7 – Financial Statements and Exhibits:

Exhibit 10.1 - Amendment Number One to Money Order Agreement dated as of February 18, 1999, between the Registrant and Travelers Express Company, Inc.

Exhibit 10.2 - Amendment No. 2 to Money Order Agreement dated as of October 29, 2003, between the Registrant and Travelers Express Company, Inc. (Application for confidential treatment for a portion of this document was submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

(iv)	The Company filed a Current Report on Form 8-K during the fiscal quarter ended December 31, 2003, regarding a press release announcing its Chief Executive Officer succession plan. The Company filed the Report dated December 2, 2003, on December 3, 2003. The Items reported therein were as follows:

Item 7 – Financial Statements and Exhibits:

Exhibit 99.1 – Press release dated December 2, 2003.

Item 9 – Regulation FD Disclosure

(v)	The Company filed a Current Report on Form 8-K during the fiscal quarter ended December 31, 2003, regarding a press release announcing a revised forecast of earnings for its second quarter ending December 31, 2003 and its fiscal year ending June 30, 2004. The Company filed the Report dated December 16, 2003, on December 16, 2003. The Items reported therein were as follows:

Item 7 – Financial Statements and Exhibits:

Exhibit 99.1 – Press Release dated December 16, 2003

Item 12 – Results of Operations and Financial Condition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE CASH EXPRESS, INC.

February 13, 2004	By:	/s/ WILLIAM S. MCCALMONT

William S. McCalmont
Executive Vice President and
Chief Financial Officer
(Duly authorized officer and principal
financial officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	Restricted Stock Agreement dated October 30, 2003, between the Company and William S. McCalmont.

10.2	Change-in-Control Executive Severance Agreement executed December 5, 2003, but effective as of August 5, 2003, between the Company and William S. McCalmont.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.