Form 10-Q
period 2004-03-31
ACE CASH EXPRESS INC/TX
filed 2004-05-13
CIK 849116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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

Yes  [X]   No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 11, 2004
Common Stock	13,288,716, shares

ACE CASH EXPRESS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ACE CASH EXPRESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
 (in thousands, except share and per share amounts)

	March 31,	June 30,
	2004	2003
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$109,380	$108,110
Accounts receivable, net	6,272	9,429
Loans receivable, net	13,353	13,000
Prepaid expenses, inventories, and other current assets	9,329	10,742

Total Current Assets	138,334	141,281

Noncurrent Assets
Property and equipment, net	29,705	32,352
Covenants not to compete, net	919	1,151
Goodwill, net	75,873	75,586
Other assets	6,813	8,398

Total Assets	$251,644	$258,768

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Revolving advances	$68,000	$83,900
Accounts payable, accrued liabilities, and other current liabilities	39,075	40,756
Money orders payable	4,862	6,884
Term advances	3,833	3,833
Notes payable	721	778

Total Current Liabilities	116,491	136,151

Noncurrent Liabilities
Term advances	26,559	34,436
Notes payable	75	110
Other liabilities	9,572	9,087

Total Liabilities	152,697	179,784

Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 10,995,309 and 10,395,113 shares issued and 10,783,909 and 10,183,713 shares outstanding, respectively	108	102
Additional paid-in capital	31,627	24,385
Retained earnings	73,143	58,244
Accumulated comprehensive loss	(1,055)	(1,017)
Treasury stock, at cost, 211,400 shares	(2,707)	(2,707)
Unearned compensation - restricted stock	(2,169)	(23)

Total Shareholders’ Equity	98,947	78,984

Total Liabilities and Shareholders’ Equity	$251,644	$258,768

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES

INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003

Revenues	$73,674	$67,167	188,561	$180,524
Store expenses:
Salaries and benefits	16,731	15,198	45,871	44,178
Occupancy	8,174	7,431	22,762	21,852
Provision for loan losses and doubtful accounts	5,411	4,813	18,673	18,791
Depreciation	1,741	1,727	5,215	5,222
Other	11,809	11,350	29,532	28,260

Total store expenses	43,866	40,519	122,053	118,303

Store gross margin	29,808	26,648	66,508	62,221
Region expenses	4,942	4,350	14,256	12,719
Headquarters expenses	5,818	5,294	14,954	13,002
Franchise expenses	315	286	899	845
Other depreciation and amortization	1,027	1,150	3,066	4,407
Interest expense	4,362	5,885	8,830	13,595
Other expenses (income), net	(279)	5,333	(327)	6,110

Income from continuing operations before taxes	13,623	4,350	24,830	11,543
Provision for income taxes	5,449	1,734	9,931	4,611

Income from continuing operations	8,174	2,616	14,899	6,932
Discontinued operations:
Gain on sale of discontinued operations, net of tax	—	—	—	499

Net income	$8,174	$2,616	14,899	$7,431

Basic earnings per share:
Continuing operations	$0.77	$0.26	1.42	$0.68
Discontinued operations	—	—	—	0.05

Total	$0.77	$0.26	1.42	$0.73

Diluted earnings per share:
Continuing operations	$0.72	$0.26	1.36	$0.68
Discontinued operations	—	—	—	0.05

Total	$0.72	$0.26	1.36	$0.73

Weighted average number of common shares outstanding:
Basic	10,650	10,181	10,462	10,181
Diluted	11,327	10,203	10,932	10,189

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES

INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$14,899	$7,431
Less: Gain on sale of discontinued operations, net of tax	—	499

Income from continuing operations	14,899	6,932
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,281	9,629
Provision for loan losses	18,764	18,371
Provision for doubtful accounts	(75)	420
Loss on disposal of property and equipment	593	397
Deferred revenue amortized	(1,528)	(1,625)
Amortization of restricted stock grants	402
Changes in assets and liabilities:
Accounts receivable	3,232	3,941
Loans receivable	(13,221)	(9,060)
Prepaid expenses, inventories and other current assets	1,439	832
Other assets	(286)	(11,215)
Accounts payable, accrued liabilities and other liabilities	(5,626)	16,435

Net cash provided by operating activities	26,874	35,432
Cash flows from investing activities:
Purchases of property and equipment	(4,090)	(3,170)
Cost of net assets acquired	(322)	(51)

Net cash used in investing activities	(4,412)	(3,221)
Cash flows from financing activities:
Net decrease in money orders payable	(2,022)	(5,540)
Net repayments of revolving advances	(15,900)	(3,797)
Net repayments of term advances	(7,877)	(8,350)
Net repayments of notes payable	(92)	(451)
Repayments of long-term notes payable	—	(8,000)
Proceeds from stock options exercised	4,697	7
Proceeds from restricted stock granted	2	—

Net cash used in financing activities	(21,192)	(26,131)

Cash provided by continuing operations	1,270	6,080
Cash provided by sale of discontinued operations	—	1,342

Net increase in cash and cash equivalents	1,270	7,422
Cash and cash equivalents, beginning of period	108,110	116,264

Cash and cash equivalents, end of period	$109,380	$123,686

Supplemental disclosures of cash flows information:
Interest paid	$7,515	$12,000
Income taxes paid	$4,290	$2,860

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed interim consolidated financial statements of Ace Cash Express, Inc. (the “Company” or “ACE” or “we” or “us”) and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim consolidated financial statements should be read in conjunction with our audited financial statements in our Annual Report on Form 10-K for the year ended June 30, 2003 filed with the Securities and Exchange Commission. In the opinion of our management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

Certain prior period balances have been reclassified to conform to the current period’s presentation.

Revenue Recognition Policy

Approximately 94% of our revenue results from transactions at the point-of-sale with our customers, and approximately 67% of our revenue is effectively recognized when the transaction is completed at the point-of-sale. These transactions include check cashing, bill payment, money transfer, money order sales, and other miscellaneous products and services grouped in “other fees.” We act in an agency capacity regarding some of the products and services offered and sold at our stores, and therefore record as revenue the amounts received from customers less amounts remitted to the provider.

For short-term or payday loans made by us, for the Republic Loans (as defined below) for which we act only as marketing agent and servicer for a fee from the lender, and, during the fiscal year ended June 30, 2003, for our participation interests in Goleta Loans (as defined below), revenue constituting loan fees and interest (whether paid by the customer or the lender) is recognized ratably over the term of each loan, which is generally 14 days.

We recognize contractual revenue guarantees from product or service providers in accordance with the terms of the contracts under which they are paid. We amortize any bonus or incentive payments from product or service providers over the term or duration of the contracts under which they are made.

Franchised revenue consists of up-front franchise fees charged for opening the franchised store and on-going royalty fees. Franchise fees, which are the initial fees paid by the franchisees, are recognized when the franchised location has been identified, the lease has been obtained, the training has occurred, the building has been built or leasehold improvements have been completed, the proprietary point-of-sale system has been installed and the store has been opened. Franchise royalty fees, which are based on a percentage of each franchisee’s actual revenues, are recognized and payable monthly.

Earnings Per Share Disclosures

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, after adjusting for the dilutive effect of stock options. Restricted stock that has been granted and not forfeited to or repurchased by us is included in common shares outstanding for both calculations. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
		(in thousands)
Income from continuing operations	$8,174	$2,616	$14,899	$6,932
Gain on sale of discontinued operations, net of tax	—	—	—	499

Net income	$8,174	$2,616	$14,899	$7,431

Reconciliation of denominator:
Weighted average number of common shares outstanding - basic	10,650	10,181	10,462	10,181
Effect of dilutive stock options	677	22	470	8

Weighted average number of common and dilutive shares outstanding - diluted	11,327	10,203	10,932	10,189

The following table presents the options to purchase shares of common stock which were not included in the computation of diluted earnings per share for the three months and the nine months ended March 31, 2004 and 2003 because the exercise prices of those options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
		(in thousands)
Options not included in the computation of earnings per share	—	1,013	—	1,304

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

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not had an effect on our financial position or results of operations.

Stock Incentive Plans

At March 31, 2004, we sponsored one employee stock incentive plan and one non-employee director stock incentive plan, both of which permit the grant of stock options and restricted stock. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Restricted stock granted under the employee stock incentive plan for the three and nine months ended March 31, 2004 were 14,750 and 205,825 shares, respectively. Total restricted stock granted through March 31, 2004 was 208,325 shares, while 650 shares of restricted stock have been forfeited through March 31, 2004. Stock-based employee compensation cost of $161,000 and $402,000 is reflected in our reported net income for the three and nine months, respectively, ended March 31, 2004. No other stock-based employee compensation is reflected in our reported net income, because all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net income, as reported	$8,174	$2,616	$14,899	$7,431
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(92)	(278)	(718)	(1,049)
Deduct: Total stock-based non-employee director compensation expense determined under fair value based methods for all awards, net of related tax effects	—	—	(40)	(65)

Pro forma net income	$8,082	$2,338	$14,141	$6,317

Earnings per share:
Basic - as reported	$0.77	$0.26	$1.42	$0.73

Basic - pro forma	$0.76	$0.23	$1.35	$0.62

Diluted - as reported	$0.72	$0.26	$1.36	$0.73

Diluted - pro forma	$0.71	$0.23	$1.29	$0.62

The weighted average fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three and nine months ended March 31, 2004 and 2003, respectively: expected volatility of 44% and 46%; expected lives of 4.8 and 6.1 years; risk-free interest rates of 2.8% and 3.3%; and no expected dividends. Outstanding options are generally exercisable annually in installments over a three- to four-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire ten years after the date of grant. Restricted stock generally vests over a three- to five-year period from the date of grant. In November 2003, our shareholders approved an amendment to the employee stock incentive plan, the 1997 Stock Incentive Plan, to increase by 400,000 the number of shares of common stock that may be issued upon exercise of options or granted as restricted stock. As of March 31, 2004, 1,715,693 shares were reserved for restricted stock or stock option grants, 1,214,171 shares had been granted as restricted stock or were subject to outstanding stock option grants, and 501,522 shares were available.

The weighted average fair value of each non-employee director option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during each of the three and nine months ended March 31, 2004 and 2003, respectively: expected volatility of 44% and 46%; expected lives of 4.7 and 5.0 years; risk-free interest rate of 2.8% and 3.3%; and no expected dividends. Outstanding options are generally exercisable annually in installments over a three-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire five years after the date of grant. As of March 31, 2004, 155,251 shares were reserved for stock or stock option grants, 95,001 shares had been granted as restricted stock or were subject to outstanding stock option grants, and 60,250 shares were available.

2. OPERATING SEGMENTS

Our reportable segments are strategic business units that differentiate between company-owned and franchised stores. Company-owned store revenue is generated from store customer-transaction processing, and franchised store revenue is generated from the franchise fees charged for opening the store and on-going royalty fees.

Segment information for the three months ended March 31, 2004 and 2003 was as follows:

	Company-owned	Franchised	Other	Total
		(in thousands)
Three months ended March 31, 2004:
Revenue	$72,866	$808	$—	$73,674
Gross margin	29,000	808	—	29,808
Region, headquarters, franchise expenses	(10,760)	(315)	—	(11,075)
Other depreciation and amortization	—	(3)	(1,024)	(1,027)
Interest expense, net	—	—	(4,362)	(4,362)
Other income	—	—	279	279

Income (loss) from continuing operations before taxes	$18,240	$490	$(5,107)	$13,623

Three months ended March 31, 2003:
Revenue	$66,545	$622	$—	$67,167
Gross margin	26,026	622	—	26,648
Region, headquarters, franchise expenses	(9,644)	(286)	—	(9,930)
Other depreciation and amortization	—	—	(1,150)	(1,150)
Interest expense, net	—	—	(5,885)	(5,885)
Other expense	—	—	(5,333)	(5,333)

Income (loss) from continuing operations before taxes	$16,382	$336	$(12,368)	$4,350

Segment information for the nine months ended March 31, 2004 and 2003 was as follows:

	Company-owned	Franchised	Other	Total
		(in thousands)
Nine months ended March 31, 2004:
Revenue	$186,381	$2,180	$—	$188,561
Gross margin	64,328	2,180	—	$66,508
Region, headquarters, franchise expenses	(29,210)	(899)	—	(30,109)
Other depreciation and amortization	—	(8)	(3,058)	(3,066)
Interest expense, net	—	—	(8,830)	(8,830)
Other income			327	327

Income (loss) from continuing operations before taxes	$35,118	$1,273	$(11,561)	$24,830

Nine months ended March 31, 2003:
Revenue	$178,842	$1,682	$—	$180,524
Gross margin	60,539	1,682	—	62,221
Region, headquarters, franchise expenses	(25,721)	(845)	—	(26,566)
Other depreciation and amortization	—	—	(4,407)	(4,407)
Interest expense, net	—	—	(13,595)	(13,595)
Other expense	—	—	(6,110)	(6,110)

Income (loss) from continuing operations before taxes	$34,818	$837	$(24,112)	$11,543

Segment information as of March 31, 2004 and 2003 was as follows:

	Company-owned	Franchised	Total
	(in thousands, except for number of stores)
As of March 31, 2004:
Total assets	$250,542	$1,102	$251,644
Number of stores	988	215	1,203

	Company-owned	Franchised	Total
	(in thousands, except for number of stores)
As of March 31, 2003:
Total assets	$262,705	$722	$263,427
Number of stores	974	196	1,170

3. DERIVATIVE INSTRUMENTS

Our objective in managing our exposure to fluctuations in interest rates is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates. To achieve this objective, we have entered into interest-rate swap agreements. The interest-rate swaps are derivative instruments related to forecasted transactions and are considered to hedge future cash flows. The effective portion of any gains or losses are included in accumulated comprehensive income (loss) until earnings are affected by the variability of cash flows. Any ineffective portion is recognized currently into earnings. The cash flows of the interest-rate swaps are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the floating-rate revolving loan facility and floating-rate term loan notes. If it becomes probable that a forecasted transaction will no longer occur, the interest-rate swap will continue to be carried on the balance sheet at fair value, and gains or losses that were deferred in accumulated comprehensive income (loss) will be recognized immediately into earnings. If the interest-rate swaps are terminated prior to their expiration dates, any cumulative gains and losses will be deferred and recognized into earnings over the remaining life of the underlying exposure. If the hedged liabilities are to be sold or extinguished, we will recognize the gain or loss on the designated financial instruments currently into earnings.

We use the cumulative approach to assess effectiveness of the cash flow hedges. The measurement of hedge ineffectiveness is based on the cumulative dollar offset method. Under this method, we compare the changes in the floating rate component of the cash flow hedge to the floating rate cash flows of the revolving loan facility and the term loan notes. Changes in the fair value of the effective cash flow hedges are recorded in accumulated comprehensive income (loss). The effective portion that has been deferred in accumulated comprehensive income (loss) will be reclassified to earnings when the hedged items impact earnings.

The associated underlying hedged liability has exceeded the notional amount for each of our interest-rate swaps throughout the existence of the interest-rate swaps, and we anticipate that it will continue to do so with respect to the swaps in effect as of March 31, 2004. The interest-rate swaps are based on the same index as their respective underlying debt. The interest-rate swaps to date have been highly effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated comprehensive income (loss) into earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness during the three and nine months ended March 31, 2004 or 2003.

The last of the original four interest rate swaps (related to indebtedness under our former bank credit agreement) expired as of January 1, 2003, and we have entered into two new interest-rate swaps during the fourth quarter of fiscal 2003. Because of the swap expiration as of December 31, 2002, the interest-rate swap had no impact on interest expense for the three months ended March 31, 2003, and resulted in an increase of interest expense of $1,900,000 for the nine months ended March 31, 2003. The currently effective interest-rate swaps resulted in an increase of interest expense of $104,000 and $311,000 for the three and nine months ended March 31, 2004, respectively.

The average notional amounts related to the interest rate swaps are as follows:

		Average Notional Amount
	(in millions)
Corresponding Debt	March 31, 2004	June 30, 2003	March 31, 2003	June 30, 2002
Revolving advance (expired)	$—	$—	$—	$85
Revolving advance	60	60	—	—
Term loan notes	20	20	—	—

The effective interest rates for the notional amounts related to the revolving advance and term loan notes as of March 31, 2004 are as follows:

	Average	Effective Swap
	Notional	Rate as of
Corresponding Debt	Amount	March 31, 2004
	(in millions)
Revolving advance	$60	4.715%
Term loan notes	$20	14.465%

The fair value of the interest-rate swaps decreased by $470,000 and $38,000, net of tax, during the three and nine months ended March 31, 2004, respectively. Because of the swap expiration as of December 31, 2002, there was no increase or decrease in fair value for the three months ended March 31, 2003. The fair value of the interest-rate swap increased by $1,078,000, net of tax, during the nine months ended March 31, 2003. These increases and decreases have been recorded in accumulated comprehensive loss. The estimated net amount of existing loss expected to be reclassified into earnings during the next twelve months is $817,000.

Accumulated comprehensive loss balances related to the interest-rate swaps are as follows (in thousands):

	Accumulated Other Comprehensive			Change in Accumulated Other
Corresponding Debt	Income (Loss) as of			Comprehensive Income (Loss) for the
	March 31,	December 31,	June 30,	Three months ended	Nine months ended
	2004	2003	2003	March 31, 2004	March 31, 2004
Revolving advance	$(933)	$(593)	$(925)	$(340)	$(7)
Term loan notes	(122)	8	(92)	(130)	(31)

	$(1,055)	$(585)	($1,017)	$(470)	$(38)

	March 31,	December 31,	June 30,	Three months ended	Nine months ended
	2003	2002	2002	March 31, 2003	March 31, 2003
Revolving advance (expired)	$—	$—	$(1,078)	$—	$1,078
Revolving advance	—	—	—	—	—
Term loan notes	—	—	—	—	—

	$—	$—	($1,078)	$—	$1,078

A summary of comprehensive income (loss) for the three and nine months ended March 31, 2004 and 2003 is presented below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
		(in thousands)
Net income	$8,174	$2,616	$14,899	$7,431
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments before tax expense	(783)	—	(64)	1,797
Tax benefit (expense)	313	—	26	(719)

Unrealized gain (loss) on hedging instruments net of tax expense	(470)	—	(38)	1,078

Comprehensive income	$7,704	$2,616	$14,861	$8,509

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Amortizable Intangible Assets

Covenants not to compete are as follows:

	March 31, 2004	June 30, 2003
	(in thousands)
Covenants not to compete, at cost	$2,168	$2,281
Less - accumulated amortization	(1,249)	(1,130)

	$919	$1,151

Each of the covenants not to compete is amortized over the applicable period of the contract. The weighted-average amortization period is 5.0 years.

Amortization expense related to the covenants not to compete for the three and nine months ended March 31, 2004 and estimated for the five succeeding fiscal years are as follows:

Amortization Expense for Covenants Not to Compete
(in thousands)

Actual		Estimated

For the Three Months Ended	For the Nine Months Ended	For the Year Ended June 30,
March 31, 2004	March 31, 2004	2004	2005	2006	2007	2008
$88	$267	$350	$263	$145	$107	$103

Intangible Assets Not Subject to Amortization

The carrying value of our goodwill is as follows:

	March 31, 2004	June 30, 2003
	(in thousands)
Goodwill, at cost	$84,003	$83,716
Less – accumulated amortization	(8,130)	(8,130)

	$75,873	$75,586

Changes in the carrying value of goodwill for the three and nine months ended March 31, 2004 are as follows:

	Three Months Ended	Nine Months Ended
	March 31, 2004	March 31, 2004
	(in thousands)
Balance, beginning of the period	$75,873	$75,586
Goodwill from acquisitions	—	287

Balance, end of the period	$75,873	$75,873

There were no impairment losses for the three or nine months ended March 31, 2004 or 2003.

5. SHORT-TERM LOANS

Until December 31, 2002, we were a party to a Master Loan Agency Agreement and ancillary agreements (the “Goleta Agreement”) with Goleta National Bank (“Goleta”), a national bank located in Goleta, California. Under the Goleta Agreement, short-term loans made by Goleta (“Goleta Loans”) were offered at most company-owned locations. A Goleta Loan could be up to $500 and had to be repaid or renewed in 14 days. Under the Goleta Agreement, we purchased from Goleta a participation representing 90% of each Goleta Loan made on a previous day. Goleta determined the interest rate

(and other terms) of the Goleta Loans. Interest equal to $17 per $100 of Goleta Loan was charged by Goleta for each 14-day period. As of January 1, 2003, we no longer offered Goleta Loans at any of our stores.

Since January 1, 2003, all of the small, short-term loan products or similar services, commonly referred to as “payday loans,” offered at our stores have consisted of either (1) short-term loans or deferred-deposit services made or entered into by us, (sometimes called “ACE Loans” in this document), or (2) deferred-deposit loans or services (“Republic Loans”) made or entered into by Republic Bank & Trust Company, a Kentucky state-chartered bank (“Republic Bank”). As of March 31, 2004, we were offering our own small short-term loan or deferred-deposit service in 523 of our owned stores, and Republic Bank was offering Republic Loans in 358 of our owned stores in Texas, Pennsylvania, and Arkansas. All of these loans and services, regardless of type, are made in accordance with state regulation; therefore, the terms of the loans and services vary from state to state.

In general, our payday loan product or service consists of providing a customer cash in exchange for the customer’s check or an Automated Clearinghouse (“ACH”) authorization to debit the customer’s bank account, along with an agreement to defer the presentment or deposit of that check or the initiation of that ACH debit on the customer’s account, as the case may be, until the deferred presentment date. The amount of the customer’s check or ACH authorization is the amount of the cash provided to the customer plus a fee to us. The term of the deferral of the check presentment or ACH debit is typically two to four weeks. During the quarter ended March 31, 2004, the average amount of cash provided to a customer in such a transaction was $272, and the average fee to us was $39.85. As of March 31, 2004 and June 30, 2003, the gross receivable for our ACE Loans was approximately $24.0 million and $20.2 million, respectively.

The Republic Loans are offered and made at our owned stores in accordance with a Marketing and Servicing Agreement dated as of October 21, 2002, as amended (the “Republic Bank Agreement”), which is scheduled to continue until January 1, 2006. The terms of the Republic Loans are generally similar to those of our own loan products or services, though Republic Bank has sole discretion regarding the terms of their loans or services. As of March 31, 2004, Republic Bank authorized loans up to $425 with a term of 14 days, and the interest charged by Republic Bank was $17.64 per $100 of loan value. Under the terms of the Republic Bank Agreement, Republic Bank pays us an agency fee for our services in marketing or processing the Republic Loans at the stores and in collecting outstanding Republic Loans. We do not acquire or own any participation interest in any of the Republic Loans, but our fees are subject to reduction by the losses from uncollected Republic Loans. The maximum potential future payments that we could be obligated to make under the Republic Bank Agreement represent the total outstanding Republic Loans recorded on Republic Bank’s financial statements, which were $6.9 million as of March 31, 2004 and $10.4 million as of June 30, 2003.

Loan fees and interest include our interest and fees received from our participation interests in Goleta Loans, our fees and interest received from customers of our ACE Loans, and our agency fees received from Republic Bank related to Republic Loans. Loan fees and interest revenues are recognized ratably over the term of each loan, regardless of the type of revenue or loan.

We have established a loan loss allowance regarding our economic interests in our ACE Loans and (until 180 days following the December 31, 2002 cessation of the Goleta Agreement) in the Goleta Loans. Our policy for determining the loan loss allowance is based on historical loan loss experience generally, as well as the results of management’s review and analysis of the payment and collection of the loans within the last fiscal quarter. Our policy is to charge off interests in all of our ACE Loans and Goleta Loans which are 180 days or more past due. Charge-offs are applied as a reduction to the allowance for loan losses and any recoveries of previously charged off loans are applied as an increase to the allowance for loan losses. We establish a payable to Republic Bank to reflect our obligation to, in effect, bear all Republic Loan losses; that payable estimates such losses from such loans that are 180 days or more past due. Our policy in establishing the payable regarding Republic Loan losses is substantially the same as our policy regarding the loan loss allowance for the other types of loans.

Loans receivable, net, on the consolidated balance sheets as March 31, 2004 and June 30, 2003 were $13.4 million and $13.0 million, respectively, which includes receivables for our payday loans (but not regarding any Republic Loans, because we do not own any interest in those loans). The loan loss allowance of $10.7 million and $8.7 million as of March 31, 2004 and June 30, 2003, respectively, represented 44.4% and 40.2% of the gross loans receivable as of that date. Net loan charge-offs for the three months ended March 31, 2004 and 2003, were $4.2 million and $6.8 million, respectively. Net loan charge-offs for the nine months ended March 31, 2004 and 2003 were $10.9 million and $17.1 million, respectively.

6. SETTLEMENT OF GOLETA LOAN-RELATED LAWSUITS

We have been a defendant in a number of lawsuits regarding our former arrangements with Goleta regarding the Goleta Loans that were offered at most of our owned stores until December 31, 2002. On May 12, 2003, however, we entered into a settlement agreement to settle and terminate the nationwide class-action Goleta Loan-related lawsuit, Purdie v. Ace Cash Express, Inc. et al., that was pending in the United States District Court in Dallas, Texas, and on December 15, 2003, the federal court entered a final judgment and order granting final approval of the settlement agreement. Because of the broad nature of the class described in the settlement agreement approved by the court, we believe that the settlement not only disposes of those claims brought against us in the Purdie lawsuit, but also disposes of those claims brought in the other Goleta Loan-related lawsuits, as well as any future claims brought on the same grounds.

Pursuant to the settlement agreement, we agreed, among other things, to pay:

• at least $2.5 million as refunds to former borrowers who have repaid all of their Goleta Loans and who timely submit claims for refunds or, if the refunds and certain other amounts paid by us total less than $2.5 million, the amount of the shortfall to certain consumer-advocacy organizations;

• up to $2.1 million as attorneys’ fees to the plaintiffs’ counsel in the Purdie and other Goleta Loan-related lawsuits being settled and terminated; and

• notice and other administrative costs in connection with the settlement.

The refund payable by us to each eligible former borrower who filed a refund claim is approximately five percent of the interest or finance charges paid by that borrower, but not less than $7.50 or more than $45.00.

Based on estimates of anticipated claims by eligible borrowers and of administrative and other costs related to the settlement, we recorded a $5.0 million charge for our settlement payment obligations in our financial statements in the third quarter of fiscal 2003. During the quarter ended September 30, 2003, we expensed an additional $0.1 million for administrative costs related to the settlement. In the fourth quarter of the fiscal year ended June 30, 2003, we recovered $4.7 million from liability insurance coverage for claims related to various Goleta Loan-related lawsuits.

In March 2004, we mailed to the former Goleta Loan borrowers, and remitted to the consumer-advocacy organizations and plaintiffs’ counsel, the amounts required by the settlement agreement.

7. SUBSEQUENT EVENTS

On April 26, 2004, we completed an underwritten registered public offering of 2,041,622 shares of our common stock at an offering price of $27.00 per share. We have used and intend to use the net proceeds from our sale of shares in the offering, totaling approximately $51.9 million, to repay in full the outstanding amount (approximately $30.4 million of principal and interest) of our existing senior subordinated secured promissory notes issued to American Capital Strategies, Ltd. With that repayment, we intend to pay a cash prepayment fee of approximately $700,000. We anticipate no income or expense resulting from the termination of the interest-rate swap agreement associated with the notes. We expect to incur non-cash charges in the fourth quarter of fiscal 2004 of approximately $4.1 million related to the write-off of deferred financing fees associated with the notes. After repayment of the notes, we have used or intend to use the remaining estimated net proceeds to pay down our revolving credit facilities pending use for general corporate purposes, including potential acquisitions, capital expenditures and working capital.

On April 29, 2004, upon the underwriters’ exercise of their over-allotment option, we sold an additional 370,000 shares of our common stock at $27.00 per share. We have used or intend to use the net proceeds from the sale of these additional shares, approximately $9.5 million, also to pay down our revolving credit facility pending use for general corporate purposes, including potential acquisitions, capital expenditures and working capital.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,		Year Ended June 30,
	2004	2003	2004	2003	2003	2002	2001
Company Operating and Statistical Data:
Company-owned stores in operation:
Beginning of period	974	977	968	1,003	1,003	988	915
Acquired	—	—	8	1	2	8	133
Opened	22	6	32	9	14	39	49
Sold (1)	(1)	—	(5)	(20)	(23)	—	(4)
Closed	(7)	(9)	(15)	(19)	(28)	(32)	(105)

End of period	988	974	988	974	968	1,003	988
Franchised stores in operation:
Beginning of period	210	193	200	184	184	175	157
Opened	9	7	30	19	26	22	30
Acquired by ACE	—	—	(8)	(1)	(2)	(8)	(4)
Closed/Sold	(4)	(4)	(7)	(6)	(8)	(5)	(8)

End of period	215	196	215	196	200	184	175

Total store network	1,203	1,170	1,203	1,170	1,168	1,187	1,163

Percentage increase (decrease) in comparable store revenues from prior period (2):
Total revenue	10.0%	(4.6%)	4.4%	2.7%	1.5%	15.6%	23.3%
Check fees excluding tax check fees	4.0%	6.5%	6.5%	8.2%	7.6%	6.0%	1.3%
Tax check fees	(2.9%)	(3.4%)	(0.1%	(7.8)%	(8.3%)	33.6%	1.8%
Loan fees and interest (3)	39.4%	(3.3%)	17.4%	(2.9)%	10.0%	34.7%	172.1%
Capital expenditures (in thousands)	$2,061	$1,315	$4,090	$3,170	$4,771	$7,127	$12,655
Cost of net assets acquired (in thousands)	$—	$—	$322	$51	$673	$1,177	$35,841
Check Cashing Data:
Face amount of checks cashed (in millions)	$1,637	$1,652	$3,980	$3,877	$5,040	$4,843	$4,498
Face amount of average check	$482	$478	$398	$393	$383	$378	$358
Average fee per check	$13.46	$13.18	$10.22	$10.01	$9.65	$9.36	$8.38
Fees as a percentage of average check	2.79%	2.76%	2.57%	2.55%	2.52%	2.48%	2.34%
Number of checks cashed (in thousands)	3,395	3,456	9,991	9,864	13,148	12,821	12,580
Check Collections Data:
Face amount of returned checks (in thousands)	$5,253	$6,630	$15,808	$18,163	$24,087	$23,637	$26,536
Collections (in thousands)	3,527	5,176	10,239	13,646	16,935	16,090	17,717

Net write-offs (in thousands)	$1,726	$1,454	$5,569	$4,517	$7,152	$7,547	$8,819

Collections as a percentage of returned checks	67.1%	78.1%	64.8%	75.1%	70.3%	68.1%	66.8%
Net write-offs as a percentage of Revenues	2.3%	2.2%	3.0%	2.5%	3.1%	3.3%	4.5%
Net write-offs as a percentage of the face amount of checks cashed	0.11%	0.09%	0.14%	0.12%	0.14%	0.16%	.020%

(1)	The number of stores sold for the nine months ended March 31, 2003, includes the sale of 19 underperforming stores in Florida in November 2002.

(2)	Calculated based on the changes in revenues of all stores open for both of the full year and three and nine month periods compared.

(3)	For the three and nine months ended March 31, 2004, the loan fees and interest comparison excludes stores in Georgia, North Carolina and Alabama where loan-related business was discontinued as of December 31, 2002.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA, continued
(unaudited)
(in thousands, except averages and percents)

	Three Months Ended			Nine Months Ended
	March 31,			March 31,		Year Ended June 30,
	2004	2003		2004	2003	2003	2002		2001
Combined Small Consumer Loans Operating Data:
Volume - new loans and refinances	$122,953	$85,849		$390,560	$371,898	$484,026		$502,013		$396,783
Average advance	$279	$274		$278	$273	$274		$269		$269
Average finance charge	$43.77	$43.25		$43.73	$44.84	$44.55		$45.61		$42.30
Number of loan transactions – new loans and refinances	442	316		1,414	1,388	1,798		1,866		1,477
Matured loan volume	$127,810	$101,214		$387,014	$384,594	$488,940		$489,887		$370,559
Loan fees and interest	$18,350	$12,945		$57,194	$54,744	$70,806		$74,197		$54,771
Loan loss provision	$5,380	$4,652		$18,750	$18,372	$22,293		$21,924		$26,429
Gross margin on loans	70.7%	64.1%		67.2%	66.4%	68.5%		70.5%		51.7%
Loan loss provision as a percent of matured loan volume	4.2%	4.6%		4.8%	4.8%	4.6%		4.5%		7.1%
ACE Loans (1):
Volume - new loans and refinances	$87,825	$61,532		$270,845	$344,988	$420,129		$502,013		$396,783
Average advance	$272	$263		$269	$270	$268		$269		$269
Average finance charge	$39.85	$38.95		$39.45	$43.90	$42.71		$45.61		$42.30
Number of loan transactions – new loans and refinances	322	235		1,007	1,299	1,587		1,866		1,477
Matured loan volume	$90,819	$79,415		$267,612	$362,795	$432,900		$489,887		$370,559
Loan fees and interest	$12,877	$9,449		$39,131	$51,059	$61,769		$74,197		$54,771
Loan loss provision	$3,761	$3,661		$12,853	$17,381	$19,361		$21,924		26,429
Gross margin on loans	70.8%	61.3%		67.2%	66.0%	68.7%		70.5%		51.7%
Loan loss provision as a percent of matured loan volume	4.1%	4.6%		4.8%	4.8%	4.5%		4.5%		7.1%
Net loan charge-offs as a percent of volume	4.8%	11.1	%(2)	4.0%	5.0%	5.4%		4.6%		3.3%
Loans Processed for Republic Bank (3):
Volume - new loans and refinances	$35,128	$24,317		$119,715	$26,910	$63,897		$—		$—
Average advance	$294	$301		$295	$301	$302		$—		$—
Average finance charge	$51.87	$53.01		$51.95	$53.11	$53.35		$—		$—
Number of loan transactions – new loans and refinances	120	81		407	89	211
Matured loan volume	$36,991	$21,799		$119,402	$21,799	$56,040		$—		$—
Loan fees and interest	$5,473	$3,497		$18,063	$3,685	$9,037	$		$
Provision for loan losses payable to Republic Bank	$1,619	$991		$5,897	$991	$2,932		$—		$—
Gross margin on loans	70.4%	71.7%		67.4%	73.1%	67.6%		—		—
Loan loss provision payable to Republic Bank as a percent of matured loan volume	4.4%	4.5%		4.9%	4.5%	5.2%		—		—

(1)	Operating data for ACE Loans includes the Goleta National Bank loan product until it was discontinued on December 31, 2002.

(2)	Loan charge-offs were higher and loan volume was lower in the third quarter of fiscal 2003 as a result of the December 31, 2002 cessation of loan-related business in Georgia, North Carolina, and Alabama and the transition from offering the Goleta National Bank loan product to offering the ACE Loans or Republic Loans.

(3)	Republic Bank loans are short-term consumer loans made by Republic Bank & Trust at our owned stores in Arkansas, Pennsylvania and Texas since December 2002.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA, continued
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,		Year Ended June 30,
	2004	2003	2004	2003	2003	2002	2001
ACE Loans Balance Sheet Data (in thousands) (1):
Gross loans receivable	$24,010	$21,207	$24,010	$21,207	$21,734	$29,569	$27,768
Less: Allowance for losses on loans receivable	10,657	12,500	10,657	12,500	8,734	12,213	13,382

Loans receivable, net of allowance	$13,353	$8,707	$13,353	$8,707	$13,000	$17,356	$14,386

Allowance for losses on loans receivable:
Beginning of period	$11,108	$15,650	$8,734	$12,213	$12,213	$13,382	$—
Provision for loan losses	3,761	3,661	12,853	17,381	19,361	21,924	26,429
Charge-offs	(4,323)	(7,078)	(11,172)	(17,728)	(23,729)	(24,519)	(13,510)
Recoveries	111	267	242	634	889	1,426	463

End of period	$10,657	$12,500	$10,657	$12,500	$8,734	$12,213	$13,382

Allowance as a percent of gross loans receivable	44.4%	58.9%	44.4%	58.9%	40.2%	41.3%	48.2%

(1)	The balance sheet data for ACE Loans includes data for the Goleta National Bank loan product during the fiscal years ended June 30, 2003 and 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     We are a leading retailer of financial services, including check cashing, short-term consumer loan and bill payment services. As of March 31, 2004, we had a total network of 1,203 stores in 36 states and the District of Columbia, consisting of 988 company-owned stores and 215 franchised stores. This makes us the largest owner, operator and franchisor of check cashing stores in the United States and one of the largest providers of short-term consumer loans, also known as payday loans. We focus on serving unbanked and underbanked consumers, many of whom seek alternatives to traditional banking relationships in order to gain convenient and immediate access to check cashing services and payday loans. We seek to develop and maintain the largest network of stores in each of the markets where we operate. Our growth strategy is to open new stores, franchise stores in new and existing markets, opportunistically acquire stores, increase our customer base and introduce new services into our store network.

     Our stores offer check cashing, loans and other retail financial services at competitive rates in clean settings during hours convenient for our customers. Our stores are located in highly visible, accessible locations, usually in strip shopping centers, free-standing buildings and kiosks located inside retail stores.

     For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our short-term consumer loans, also known as payday loans, we receive interest on the loans. For the Republic Bank loans, we receive origination and servicing fees from Republic Bank.

     Our expenses primarily relate to the operations of our stores, including salaries and benefits for our employees, occupancy expense for our leased real estate, security expenses, returns and cash shortages, loan loss provisions, depreciation of our assets and corporate and other expenses, including costs related to store openings and closings.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from our estimates. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable.

     Revenue Recognition. Approximately 94% of our revenue results from transactions at the point-of-sale with our customers and approximately 67% of our revenue is effectively recognized when the transaction is completed at the point-of-sale. These transactions include check cashing, bill payment, money transfer, money order sales and other miscellaneous services grouped in “other fees.” We act in an agency capacity regarding some of the services offered and sold at our stores and therefore record as revenue the amounts received from customers less amounts remitted to the provider.

     For short-term or payday loans made by us, for the Republic Bank loans for which we act only as marketing agent and servicer for a fee from the lender and, during the fiscal year ended June 30, 2003, for our participation interests in Goleta National Bank loans, revenue constituting loan fees and interest (whether paid by the customer or the lender) is recognized ratably over the term of each loan, which is generally 14 days.

     We recognize contractual revenue guarantees from product or service providers in accordance with the terms of the contracts under which they are paid. Any bonus or incentive payments from product or service providers are amortized over the term or duration of the contracts under which they are made.

     Franchise revenue consists of up-front franchise fees charged for opening the franchised store and on-going royalty fees. We recognize franchise fees, which are the initial fees paid by the franchisees, when the franchised location has been identified, the lease has been obtained, the training has occurred, the building has been built or leasehold improvements have been completed, the proprietary point-of-sale system has been installed and the store has been opened. Franchise royalty fees, which are based on a percentage of each franchisee’s revenues, are recognized and payable monthly.

     Loan Loss Provision. We believe that the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of our allowance for loan losses. We maintain an allowance for loan losses and a payable to Republic Bank at levels we consider sufficient to cover the anticipated losses in the collection of our loan portfolio and our liability for Republic Bank loan losses. The allowance for loan losses and our payable to Republic Bank are determined based upon a review of historical and recent loan losses and the loan portfolio. The allowance for loan losses and payable to Republic Bank are periodically reviewed by our management with any changes reflected in current operations. Actual loan losses may be materially different from the recorded allowance for loan losses or recorded amount payable to Republic Bank.

Summary of Quarterly and Nine-Month Results

     Our 2004 third quarter total revenue was approximately $6.5 million, or 9.7%, higher than our 2003 third quarter total revenue. This increase resulted primarily from an approximate $5.4 million, or 41.8%, increase in loan-related revenue and an approximate $0.9 million, or 25.8%, increase in bill-payment (including debit card) revenue. Our 2004 third quarter net income was approximately $8.2 million, with diluted earnings per share of $0.72, compared to our 2003 third quarter net income of approximately $2.6 million, with diluted earnings per share of $0.26, though our 2003 third quarter diluted earnings per share included a one-time charge of $0.29 per share related to a litigation settlement.

     For the first nine months of fiscal 2004, our total revenue was approximately $8.0 million, or 4.5%, higher than our total revenue for the first nine months of fiscal 2003. Our net income for the first nine months of fiscal 2004 was approximately $14.9 million, with diluted earnings per share of $1.36, compared to net income for the first nine months of fiscal 2003 of approximately $7.4 million, with diluted earnings per share of $0.73. Excluding the one-time charge of $0.29 per share related to a litigation settlement, our net income increased 42.8%, and our diluted earnings per share increased 33.3%, in the first nine months of fiscal 2004 over the first nine months of fiscal 2003. Comparable store check-cashing fees (excluding tax check fees) and comparable store loan-related revenues, as well as comparable store gross margin, increased in the first nine months of fiscal 2004 from the first nine months of fiscal 2003.

Results of Operations

Quarter Comparison

     Revenue Analysis

	Three Months Ended March 31,
	2004	2003	Increase (decrease)		2004	2003
	(In thousands)			(Percent)	(Percentage of revenue)
Check cashing	$26,111	$25,171	$940	3.7%	35.4%	37.4%
Short-term consumer loans	18,350	12,945	5,405	41.8	24.9	19.3
Tax check fees	18,491	19,215	(724)	(3.8)	25.1	28.6
Bill payments	4,521	3,595	926	25.8	6.2	5.4
Money transfers	2,805	2,735	70	2.6	3.8	4.1
Money orders	1,601	1,800	(199)	(11.1)	2.2	2.7
5Franchising	808	622	186	29.9	1.1	0.9
Other services	987	1,084	(97)	(8.9)	1.3	1.6

Total revenue	$73,674	$67,167	$6,507	9.7%	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$74.3	$68.2

     Most of the growth in total revenue in the third quarter of fiscal 2004 from the third quarter of fiscal 2003 resulted from increases in check cashing fees, short-term consumer loan fees and interest, and bill-payment (including debit card) fees. Comparable store revenue (933 stores) increased by $5.9 million, or 10.0%.

     Check cashing fees in the third quarter of fiscal 2004 increased from the third quarter of the fiscal 2003 because of a 3.2% increase in the average check fee, a 1.4% increase in the face amount of the average check cashed, offset by a 0.9% decrease in the number of checks cashed. Comparable store check cashing fees (933 stores) increased by $1.0 million, or 4.0%.

     Loan fees and interest for the third quarter of fiscal 2004 increased by $5.4 million, or 42%, from the third quarter of fiscal 2003, in part, because of the circumstances affecting the loan products or services offered in our owned stores in the last fiscal year. The third quarter of fiscal 2003 was the first full quarter of our transition to our own loan product or service and the Republic Bank loans from the Goleta National Bank loans that had been offered in almost all of our owned stores. Also, in the third quarter of fiscal 2003, we ceased to offer any loan product or service at our stores in Georgia, North Carolina, and Alabama. In addition, in the third quarter of fiscal 2003, the payday loans offered at our stores in Florida were revised in accordance with state law to have terms materially different than both the loan services offered at our other stores and the Goleta loans.

     Tax check fees in the third quarter of fiscal 2004 decreased from the third quarter of fiscal 2003 primarily due to a 8.3% decrease in the number of tax checks cashed, partially offset by a 5.4% increase in the face amount of the average tax check. Comparable store tax check fees (933 stores) decreased by $0.4 million, or 2.9%.

     Bill payment services revenue for the third quarter of fiscal 2004 increased from the third quarter of fiscal 2003 because of the addition of vendors for which payments are accepted and the growth in fees from sales of third-party prepaid debit cards. The decrease in money order fees was due to decreased consumer demand for money orders as our customers migrate to bill-payment services.

Nine Month Comparison

     Revenue Analysis

	Nine Months Ended March 31,
	2004	2003	Increase (decrease)		2004	2003
	(In thousands)			(Percent)	(Percentage of revenue)
Check cashing	$81,786	$77,944	$3,842	4.9%	43.4%	43.2%
Short-term consumer loans	57,194	54,744	2,450	4.5	30.3	30.3
Tax check fees	19,279	19,613	(334)	(1.7)	10.2	10.9
Bill payments	12,488	9,839	2,647	26.9	6.6	5.5
Money transfers	8,310	8,138	171	2.1	4.4	4.5
Money orders	4,772	5,303	(532)	(10.0)	2.5	2.9
Franchising	2,180	1,682	496	29.5	1.2	0.9
Other services	2,552	3,261	(703)	(21.6)	1.4	1.8

Total revenue	$188,561	$180,524	$8,037	4.5%	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$191.3	$180.8

     Most of the growth in total revenue resulted from increases in check-cashing fees, short-term consumer loan fees and interest, and bill-payment (including debit card) fees. Comparable store revenue (933 stores) increased by $7.2 million, or 4.4%.

     Check cashing fees increased in the first nine months of fiscal 2004 from the first nine months of fiscal 2003 because of a 3.4% increase in the average check fee, a 1.9% increase in the face amount of the average check cashed, and a 1.4% increase in the number of checks cashed. Comparable store check cashing fees (933 stores) increased by $4.9 million, or 6.5%.

     Loan fees and interest for the first nine months of fiscal 2004 increased by $2.5 million, or 5%, compared to the first nine months of fiscal 2003. Loan fees and interest for the first six months of fiscal 2003 reflected primarily our participation interests in Goleta loans, which were no longer offered at any of our stores after December 31, 2002, and the third quarter of fiscal 2003 was the first full quarter of the transition to our own loan product or service and the Republic Bank loans. Also, in the third quarter of fiscal 2003, we ceased to offer any loan product or service at our stores in Georgia, North Carolina, and Alabama. In addition, in the third quarter of fiscal 2003, the payday loans offered at our stores in Florida were revised in accordance with state law to have terms materially different than both the loan services offered at our other stores and the Goleta loans. Comparable store loan fees and interest (933) stores) increased by $2.0 million, or 3.7%. If the loan fees and interest from our stores in Alabama, Florida, Georgia and North Carolina were excluded from revenues for the first nine months of fiscal 2003, loan fees and interest in the first nine months of fiscal 2004 would have increased by $15.3 million, or 8.9%, over the comparable loan fees and interest in the first nine months of fiscal 2003.

     Tax check fees in the first nine months of fiscal 2004 decreased from the first nine months of fiscal 2003 primarily due to a 4.4% decrease in the number of tax checks cashed, partially offset by a 3.3% increase in the face amount of the average tax check. Comparable store tax check fees (933 stores) decreased by $14,000, or 0.1%.

     Bill payment services revenue for the first nine months of fiscal 2004 increased from the first nine months of fiscal 2003 because of the addition of vendors for which payments are accepted and the growth in fees from sales of third-party prepaid debit cards. The decrease in money order fees in the first nine months of fiscal 2004 was due to decreased consumer demand for money orders as our customers migrate to bill-payment services. Franchise revenue increased from the prior year due to the increased number of franchised stores during the nine months of fiscal 2004. The decrease in other fees in the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 was due to a change in the mix of miscellaneous services offered in the stores and the phase-out of several services, including food stamps.

Quarter Comparison

     Store Expense Analysis

	Three Months Ended March 31,
	2004	2003	Increase (decrease)		2004	2003
	(In thousands)			(Percent)	(Percentage of revenue)
Salaries and benefits	$16,731	$15,198	$1,533	10.1%	22.7%	22.6%
Occupancy	8,174	7,431	743	10.0	11.1	11.1
Armored and security	2,423	2,316	107	4.6	3.3	3.4
Returns and cash shortages	2,381	2,236	145	6.5	3.2	3.3
Loan loss provision	5,411	4,813	598	12.4	7.3	7.2
Depreciation	1,741	1,727	14	0.8	2.4	2.6
Other	7,005	6,798	207	3.0	9.5	10.1

Total store expenses	$43,866	$40,519	$3,347	8.3%	59.5%	60.3%

Average per store expense	$44.7	$41.5
Average per store gross margin	$30.4	$27.3
Average per store gross margin percent	40.9%	40.0%

     Salaries and benefits expenses increased in the third quarter of fiscal 2004 from the third quarter of fiscal 2003 primarily as a result of increased performance bonuses for field personnel. Occupancy costs for the third quarter of fiscal 2004 increased from the third quarter of fiscal 2003 as a result of rent and maintenance increases and the 22 owned stores opened in the third quarter of fiscal 2004. Loan loss provision for the third quarter of fiscal 2004 increased from the third quarter of fiscal 2003 due to the higher number and amount of loans maturing during the most recent quarter, offset partially by improved collections. Other expenses increased in the third quarter of fiscal 2004 from the third quarter of fiscal 2003 due to increased store advertising and the costs of implementing a new wide area computer network.

Nine Month Comparison

     Store Expense Analysis

	Nine Months Ended March 31,
	2004	2003	Increase (decrease)		2004	2003
	(In thousands)			(Percent)	(Percentage of revenue)
Salaries and benefits	$45,871	$44,178	$1,693	3.8%	24.3%	24.5%
Occupancy	22,762	21,852	910	4.2	12.1	12.1
Armored and security	6,017	6,027	(10)	(0.2)	3.2	3.3
Returns and cash shortages	7,014	6,749	265	3.9	3.7	3.7
Loan loss provision	18,673	18,791	(118)	(0.6)	9.9	10.4
Depreciation	5,215	5,222	(7)	(0.1)	2.8	2.9
Other	16,501	15,484	1,017	6.6	8.7	8.6

Total store expenses	$122,053	$118,303	$3,750	3.2%	64.7%	65.5%

Average per store expense	$125.2	$119.6
Average per store gross margin	$68.2	$62.9
Average per store gross margin percent	35.7%	34.8%

     Salaries and benefits expenses increased in the first nine months of fiscal 2004 from the first nine months of fiscal 2003 primarily as a result of increased performance bonuses. Occupancy costs for the first nine months of fiscal 2004 from the first nine months of fiscal 2003 as a result of rent and maintenance increases and the 32 stores opened in the nine months of fiscal 2004. Other expenses increased in the first nine months of fiscal 2004 from the first nine months of fiscal 2003 due to increased store advertising and the costs of implementing a new wide area computer network.

Quarter Comparison

Other Expenses Analysis

	Three Months Ended March 31,
	2004	2003	Increase (decrease)		2004	2003
	(In thousands)			(Percent)	(Percentage of revenue)
Region expenses	$4,942	$4,350	$592	13.6%	6.7%	6.5%
Headquarters expenses	5,818	5,294	524	9.9	7.9	7.9
Franchise expenses	315	286	29	10.1	0.4	0.4
Other depreciation and amortization	1,027	1,150	(123)	(10.7)	1.4	1.7
Interest expense, net	4,362	5,885	(1,523)	(25.9)	5.9	8.8
Other expenses (income), net	(279)	5,333	(5,612)	(105.2)	(0.4)	7.9
Income taxes	5,449	1,734	3,715	214.2	7.4	2.6

     Region Expenses. Region expenses for the third quarter of fiscal 2004 increased from the third quarter of fiscal 2003 because of an increase in salaries and benefits expenses related to additional staffing in collections, customer support and facilities and increases in advertising and professional services.

     Headquarters Expenses. Headquarters expenses for the third quarter of fiscal 2004 increased from the third quarter of fiscal 2003 primarily due to a combination of increased salaries and benefits expense related to the addition of professional positions, including Chief Marketing Officer, General Counsel, Vice President of Compliance and Assistant Vice President of Internal Audit, additional incentive bonus accruals related to improved operational performance and expense related to restricted stock granted under our 1997 Stock Incentive Plan.

     Other Depreciation and Amortization. Other depreciation and amortization for the third quarter of fiscal 2004 decreased from the third quarter of fiscal 2003 due to the lower level of debt financing costs under our current bank credit agreement.

     Interest Expense, Net. Interest expense, net, for the third quarter of fiscal 2004 decreased from the third quarter of fiscal 2003 because of lower interest rates charged by our bank lenders, lower average revolving advance and term loan balances, and lower interest expense related to funding the self-service machines located in H&R Block offices.

     Other Expenses (Income), Net. Other expenses (income), net for the third quarter of fiscal 2004 included $0.3 million related to the gain on sale of one store and two parcels of unused land. Other expenses (income), net for the third quarter of fiscal 2003 included a $5.0 million charge for the settlement and release of substantially all of the claims in our Goleta loan-related lawsuits and a $0.3 million expense to reflect the early payment of senior subordinated secured notes.

     Income Taxes. A total of $5.4 million was provided for income taxes in third quarter of fiscal 2004, an increase of $3.7 million from $1.7 million in the third quarter of fiscal 2003. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes. The effective income tax rate for the third quarter of fiscal 2004 of 40% remained unchanged from the third quarter of fiscal 2003.

Nine Month Comparison

Other Expenses Analysis

	Nine Months Ended March 31,
	2004	2003	Increase (decrease)		2004	2003
	(In thousands)			(Percent)	(Percentage of revenue)
Region expenses	$14,256	$12,719	$1,537	12.1%	7.6%	7.0%
Headquarters expenses	14,954	13,002	1,952	15.0	7.9	7.2
Franchise expenses	899	845	54	6.4	0.5	0.5
Other depreciation and amortization	3,066	4,407	(1,341)	(30.4)	1.6	2.4
Interest expense, net	8,830	13,595	(4,765)	(35.0)	4.7	7.5
Other expenses (income), net	(327)	6,110	(6,437)	(105.4)	(0.2)	3.4
Income taxes	9,931	6,932	2,999	43.3	5.3	3.8
Gain on sale of discontinued operations, net of tax	—	499	(499)	(100.0)	—	0.3

     Region Expenses. Region expenses for the first nine months of fiscal 2004 increased from the first nine months of fiscal 2003, because of an increase in salaries and benefits expenses related to additional staffing in collections, customer support and facilities and increases in advertising and professional services.

     Headquarters Expenses. Headquarters expenses for the first nine months of fiscal 2004 increased from the first nine months of the fiscal 2003, primarily due to a combination of increased salaries and benefits expense related to the addition of professional positions, including Chief Marketing Officer, General Counsel, Vice President of Compliance and Assistant Vice President of Internal Audit, additional incentive bonus accruals related to improved operational performance and expense related to restricted stock granted under our 1997 Stock Incentive Plan.

     Other Depreciation and Amortization. Other depreciation and amortization for the first nine months of fiscal 2004 decreased from the first nine months of fiscal 2003 due to the lower level of debt financing costs under our current bank credit agreement.

     Interest Expense, Net. Interest expense, net, for the first nine months of fiscal 2004 decreased from the first nine months of fiscal 2003, because of lower interest rates charged by our bank lenders and lower average revolving advance and term loan balances, and lower interest expense related to funding the self-service machines located in H&R Block offices.

     Other Expenses (Income), Net. Other expenses (income), net for the first nine months of fiscal 2004 included $0.3 million related to the gain on sale of five stores and two parcels of unused land, partially offset by expenses related to closing 15 stores. Other expenses (income), net for the first nine months of fiscal 2003 included a $5.0 million charge for the settlement and release of substantially all of the claims in our Goleta loan-related lawsuits, a $0.3 million expense to reflect the early payment of senior subordinated secured notes and other miscellaneous settlements of $0.8 million.

     Income Taxes. A total of $9.9 million was provided for income taxes in first nine months of fiscal 2004, an increase of $5.3 million from $4.6 million in the first nine months of last fiscal year. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes. The effective income tax rate for the first nine months of fiscal 2004 of 40% remained unchanged from the first nine months of the prior fiscal year.

     Gain on Sale of Discontinued Operations, Net of Tax. During the first nine months of fiscal 2003, we sold 19 underperforming stores in Florida for a pre-tax gain of $0.8 million and an after-tax gain of $0.5 million.

Balance Sheet Variations

     Cash and cash equivalents, money orders payable and revolving advances vary because of seasonal and day-to-day requirements resulting primarily from maintaining cash for cashing checks and making small consumer loans, receipts of cash from the sale of money orders and remittances on money orders sold, receipts of cash for wire transfers, and remittances for wire transfers and receipts of cash for electronic bill payments and remittances for bill payments. For the nine months ended March 31, 2004, cash and cash equivalents increased $1.3 million, compared to an increase of $7.4 million for the nine months ended March 31, 2003.

     Accounts receivable, net, of $6.3 million as of March 31, 2004 decreased $3.2 million from June 30, 2003 due to a combination of the collection of insurance claims regarding the Goleta loan-related lawsuits, offset partially by increases in fees receivable for marketing and servicing Republic Bank loans.

     Loans receivable, net, of $13.4 million as of March 31, 2004 increased $0.4 million from June 30, 2003 due to an increase in the volume of short-term loans made by us.

     Prepaid expenses, inventories and other current assets of $9.3 million as of March 31, 2004 decreased $1.4 million from June 30, 2003 due primarily to a reduction in prepaid taxes.

     Property and equipment, net, of $29.7 million as of March 31, 2004 decreased $2.6 million from June 30, 2003. That decrease consisted of $4.1 million of fixed asset additions ($0.4 million of which consisted of capitalized software development), offset by $6.1 million of depreciation expense and $0.7 million of fixed asset retirements. Goodwill, net, of $75.9 million as of March 31, 2004 increased $0.3 million from June 30, 2003 as a result of the acquisition of eight stores during the nine months ended March 31, 2004. During the nine months ended March 31, 2004, we opened 32 newly constructed stores, acquired eight stores, sold five company-owned stores and closed 15 company-owned stores.

     Revolving advances of $68.0 million as of March 31, 2004 decreased $15.9 million from June 30, 2003 due to fluctuations in day-to-day cash requirements. However, as a result of continued improvements in cash forecasting and operational procedures regarding store cash deliveries and more efficient management of working capital, we reduced the average amount borrowed on our revolving advances to $87.2 million for the nine months ended March 31, 2004 from $101.2 million for the nine months ended March 31, 2003.

     Accounts payable, accrued liabilities and other current liabilities totaling $39.1 million as of March 31, 2004 decreased $1.7 million from June 30, 2003, primarily because of reductions in liabilities to various service providers.

     Term advances decreased by a total of $7.9 million at March 31, 2004 as compared to June 30, 2003, as a result of our repayment of those advances.

Loan Portfolio

     We have established a loan loss allowance for our loans receivable, consisting of our payday loans and, only until June 30, 2003, our participation interests in outstanding Goleta loans, at a level that our management believes to be adequate to absorb known or probable losses from payday loans made by us and from our participation interests in outstanding Goleta loans. In the first six months of fiscal 2003, we gradually ceased to offer Goleta loans and began to offer state-regulated payday loans, at our owned stores. As of December 31, 2002, Goleta loans were no longer offered at any of our stores, though we continued to collect outstanding Goleta loans until June 30, 2003. Because our payday loans are substantially similar to the Goleta loans formerly offered, our method for determining our loan loss allowance for both types of loans is the same.

     Our current policy for determining the loan loss allowance is based on historical experience generally, as well as the results of management’s review and analysis of the payment and collection of the loans within the last fiscal quarter. We have determined, based on recent operating history, that we receive payment of approximately 94.5% (for loans maturing in the first, second and fourth fiscal quarters) or 95.5% (for loans maturing during tax refund season in the third fiscal quarter) of the loan volume, or principal amount of the loans. Therefore, the loan loss allowance is approximately 5.5% of the principal amount of the loans maturing in the first, second and fourth fiscal quarters and approximately 4.5% of the principal amount of the loans maturing in the third fiscal quarter. Our policy is to charge off all of our payday loans, or participation interests in Goleta loans, which are 180 days or more past due or delinquent. Charge-offs are applied as a reduction to the loan loss allowance and any recoveries of previously charged-off loans or participation interests in Goleta loans are applied as an increase to the loan loss allowance.

     At the end of each fiscal quarter, we analyze the loan loss provision and the allowance that has been computed based on the activity described above to determine if the allowance is adequate based on our understanding of what is occurring in the stores with customers, past loan loss experience, current economic conditions, volume and growth of the loan portfolio, timing of maturity, as well as collections experience. For this purpose, we treat each renewal of a loan in which no additional principal is advanced as a continuation of the initial loan and we include only our participation interests in the Goleta loans instead of the entire amount of the Goleta loans. If necessary, we make adjustments to the provision and the allowance.

An analysis of the loan loss allowance with reference to our gross loans receivable (which does not include any Republic Bank loans) is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(in thousands)
Gross loans receivable	$24,010	$21,207	$24,010	$21,207
Less: Allowance for losses on loans receivable	10,657	12,500	10,657	12,500

Loans receivable, net of Allowance	$13,353	$8,707	$13,353	$8,707

Allowance for losses on loans receivable:
Beginning of period	$11,108	$15,650	$8,734	$12,213
Provision for loan losses	3,761	3,661	12,853	17,381
Charge-offs	(4,323)	(7,078)	(11,172)	(17,728)
Recoveries	111	267	242	634

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
	(in thousands)
End of period	$10,657	$12,500	$10,657	$12,500

Net loan charge-offs as a percent of volume	4.8%	11.1%	4.0%	5.0%
Allowance as a percent of gross loans receivable	44.4%	58.9%	44.4%	58.9%

     The higher loan loss allowance as a percentage of gross loans receivable as of March 31, 2003 was a result of the increased number of loans maturing during that time period due to our cessation of offering the Goleta loans and our discontinuing all loan services in Alabama, Georgia and North Carolina.

     The schedule below indicates the progression of receipts or collections of each “quarterly portfolio” of loans, consisting of both our payday loans and, before the third quarter of fiscal 2003, our participation interests in Goleta loans. In this case, a “quarterly portfolio” is our interests in all of the loans that matured in a particular fiscal quarter. We can track the payment rates at different points of time for each quarterly portfolio.

     We have established the following targets regarding each quarterly portfolio:

•
Receive or collect 91% (or 93% in our third fiscal quarter) of the total volume, or principal amount of loans, by the end of the current quarter (i.e., by March 31 for the payday loans maturing between January 1 and March 31).

•	Receive or collect a cumulative 92.9% (or 94.5% in our third fiscal quarter) by 90 days out (i.e., by June 30 for the same quarterly portfolio).

•
Receive or collect a cumulative 94.5% (or 95.5% in our third fiscal quarter) by 180 days out (i.e., by September 30 for the same quarterly portfolio). We charge-off our payday loans when they become delinquent for 180 days.

     The assumed higher rate of payment in our third fiscal quarter is a result of improved collections during the annual tax season because of borrowers’ receipt of tax refunds.

Collection Progression for Quarterly Loan Portfolios

	Collection Percentage
		Actual
Days Following Quarter	Target	Fiscal 2004	Fiscal 2003	Fiscal 2002
	First Quarter
30	91.0%	92.8%	92.4%	91.4%
90	92.9%	94.9%	94.7%	93.3%
180	94.6%	95.1%	95.1%	94.5%
	Second Quarter
30	91.0%	93.9%	93.1%	92.9%
90	92.9%	95.6%	95.9%	95.0%
180	94.6%	—	96.1%	95.8%
	Third Quarter
30	93.0%	94.7%	93.5%	94.4%
90	94.5%	—	95.9%	96.1%
180	95.5%	—	96.1%	96.5%
	Fourth Quarter
30	91.0%	—	93.4%	92.4%
90	92.9%	—	95.4%	95.1%
180	94.6%	—	95.6%	95.4%

Off-Balance Sheet Arrangement with Republic Bank

     Under a marketing and servicing agreement with Republic Bank, we provide various services to Republic Bank in connection with our marketing and servicing of Republic Bank’s payday loans in exchange for which we are paid fees by Republic Bank. We also earn additional fees if Republic Bank’s quarterly loan loss rate for these payday loans is below specified levels. As of March 31, 2004, Republic Bank was offering its loans in 358 of our owned stores in Arkansas, Pennsylvania and Texas. Approximately $9.0 million, or 3.9% of our total revenues in fiscal 2003, and approximately $18.1 million, or 9.6%, of our total revenues in the nine months ended March 31, 2004, were fees paid to us by Republic Bank.

     Although we market and service these Republic Bank loans, Republic Bank is responsible for reviewing each loan application and determining whether such application is approved for a loan. We are not involved in the loan approval process, including with respect to determining the loan approval procedures or criteria, nor do we acquire or own any participation interest in these loans. Consequently, Republic Bank loans are not included in our loan portfolio or in our loans receivable and not reflected on our balance sheet. Under our agreement, however, we are obligated to reimburse Republic Bank by paying it an amount equal to the net amount charged off by Republic Bank, less Republic Bank’s established reserves. Therefore, we could be obligated to pay Republic Bank for loan losses in an amount up to the total outstanding amount of Republic Bank loans recorded on Republic Bank’s financial statements, which was $6.9 million as of March 31, 2004.

     Because of our economic exposure for losses related to the Republic Bank loans, we have established a payable to reflect our anticipated losses related to uncollected Republic Bank loans that are 180 days or more past due. Though we have not had any long-term experience with Republic Bank loans, we believe that the loss experience with Republic Bank loans will be similar to the loss experience with those other loans. Accordingly, the payable for amounts due to Republic Bank for losses regarding Republic Bank loans has been established at a level similar to the loan loss allowance for our other loan services. We cannot assure you, however, that our estimates will be accurate, and if the Republic Bank loan losses are materially greater than our recorded amount payable to Republic Bank, our financial condition could be materially adversely affected.

     For the nine months ended March 31, 2004, we provided approximately $5.9 million for losses on Republic Bank loans and charged-off $4.8 million related to these loans. The balance of the liability for Republic Loan losses reported in accrued liabilities as of March 31, 2004 was $1.7 million.

Liquidity and Capital Resources

Cash Flows from Operating Activities

     During the nine months ended March 31, 2004 and 2003, net cash provided by operating activities was $26.9 million and $35.4 million, respectively. The decrease in cash flows from operating activities resulted from the timing of remittances to product or service providers, such as MoneyGram Payment Systems, Inc., Travelers Express Company Inc. and Republic Bank.

Cash Flows from Investing Activities

     During the nine months ended March 31, 2004 and 2003, we used $4.1 million and $3.2 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores and corporate offices. Capital expenditures for acquisitions were $0.3 million and $0.1 million for the nine months ended March 31, 2004 and 2003, respectively.

Cash Flows from Financing Activities

     Net cash used in financing activities for the nine months ended March 31, 2004 was $21.2 million. We repaid $15.9 million of our revolving advances due to continued improvements in cash forecasting. We repaid $7.9 million of the term notes to American Capital Strategies, Ltd. since June 30, 2003, of which $2.9 million was made as scheduled payments, $4.3 million was paid as required from stock option exercise proceeds, and $0.7 million was paid as required from asset sales proceeds. The money orders payable decreased by $2.0 million from June 30, 2004. Acquisition-related notes payable to sellers decreased by $0.1 million during the nine months ended March 31, 2004. We received $4.7 million from the exercise of stock options for the nine months ended March 31, 2004.

Certain Contractual Cash Commitments

     The table below summarizes our cash obligations for certain leases, term debt and acquisition notes payable outstanding as of March 31, 2004:

		Payments Due by June 30,
					2007 and
	Total	2004	2005	2006	thereafter
	(In thousands)
Operating leases	$47,243	$5,511	$17,842	$11,935	$11,955
Term notes	30,392	958	3,833	3,938	21,663
Acquisition notes payable	796	690	31	36	39

Total	$78,431	$7,159	$21,706	$15,909	$33,657

     As part of our growth strategy, we intend to open new stores in existing and new markets. During the first three quarters of fiscal 2004, we opened 32 new company-owned stores, and we anticipate opening an additional 10 to 16 company-owned stores by the end of fiscal 2004, resulting in an anticipated net gain of approximately 24 to 30 company-owned stores in fiscal 2004 after store dispositions and closings. We expect to open approximately 60 new company-owned stores, resulting in an anticipated net gain of approximately 40 to 45 company-owned stores in fiscal 2005. Over the next five years, we are targeting an aggregate net gain of approximately 300 company-owned stores.

     The capital cost of opening a new store varies depending on the size and type of store, but typically ranges from $65,000 to $75,000. This capital cost includes leasehold improvements, signage, computer equipment and security systems. MoneyGram pays us a cash incentive for each new location opened, which is accounted for as deferred revenue that is recognized over the remaining life of the MoneyGram contract. In addition, the typical store requires working capital of $80,000 to $100,000 to fund operating cash and the store’s loan portfolio.

     We anticipate spending between $7.5 million and $9.5 million on capital expenditures in fiscal 2004, including expenditures for the new stores that we expect to open during that year. For the nine months ended March 31, 2004, we spent $4.1 million on capital expenditures. The 40 new stores, after closings and dispositions, will require approximately $2.0 million of working capital to fund operating cash and additions to our loan portfolio.

Credit Facilities

     During the nine months ended March 31, 2004, we were party to:

•
a credit agreement with a syndicate of banks led by Wells Fargo Bank Texas, National Association, as administrative agent for itself and other lenders, that provided for revolving credit facilities of up to $175 million; and

•
a note purchase agreement with American Capital Financial Services, Inc., as agent for its affiliate American Capital Strategies, Ltd., in the amount of $40 million of our senior subordinated secured promissory notes.

     Our existing credit facilities became effective on March 31, 2003 and were amended on June 30, 2003 and October 31, 2003. The credit agreement provides for the following two revolving line-of-credit facilities that expire on March 31, 2006:

•	$120 million primary revolving credit facility that is available throughout the three-year term; and

•	$55 million seasonal revolving credit facility that is available to us during each year-end holiday and tax season (i.e., December 1 through March 15) during the three-year term.

The revolving line-of-credit facilities include, subject to certain conditions, a letter-of-credit facility from Wells Fargo Bank of up to $5 million.

     Borrowings under the credit agreement bear interest at a variable annual rate equal to, at our discretion, either:

•
The sum of (a) the greatest of (i) the prime rate publicly announced by Wells Fargo Bank, (ii) one percent, plus the rate of interest on the secondary market for three-month certificates of deposit reported by the Board of Governors of the Federal Reserve System, multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for new negotiable nonpersonal time deposits in dollars of over $100,000 with maturities of approximately three months plus the annual assessment rate that is payable by a member of the Bank Insurance Fund classified as “well capitalized,” and (iii) the federal funds rate plus 0.5%; plus (b) a margin that varies from 1.5% to 2.75% per annum based on our debt-to-EBITDA ratio. For this ratio, EBITDA is our earnings before interest, taxes, depreciation and amortization. This interest rate adjusts on a daily basis.

•
The sum of (a) the London Interbank Offered Rate, or LIBOR, for one-, two-, three- or six-month maturities (at our discretion), multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for Eurocurrency funding, plus (b) a margin that varies from 3.0% to 4.25% per annum based on our debt-to-EBITDA ratio. This interest rate adjusts, at our discretion, at one-, two-, three-, or six-month intervals, in accordance with the corresponding LIBOR.

•	The sum of (a) LIBOR for one-month maturities, plus (b) a margin that varies from 3.0% to 4.25% per annum based on our debt-to-EBITDA ratio. This interest rate adjusts on a daily basis.

We have selected the third alternative described above as the annual interest rate for our current borrowings under the credit agreement and as of March 31, 2004, that interest rate was 4.125% (calculated using LIBOR plus 3.0%). Upon an event of default under the credit agreement, the applicable annual interest rate is increased by three hundred basis points.

     The note purchase agreement was a private placement of $40 million of our debt securities. Under the note purchase agreement, we issued four separate $10 million senior subordinated secured notes to American Capital Strategies, Ltd.: a Series A Note, a Series B Note, a Series C Note and a Series D Note. The notes vary by interest rates, maturity and payment schedule.

     The annual interest rate on the outstanding principal amount of the notes are:

•	Series A Note: LIBOR plus 8%.

•	Series B Note: LIBOR plus 10%.

•	Series C Note: LIBOR plus 13%.

•	Series D Note: LIBOR plus 13.25%.

Interest on all of the notes is payable monthly. Upon an event of default under the note purchase agreement, the holder of the notes may at its option declare this entire unpaid balance and interest accrued thereon due and payable. Upon a continuing event of default, the annual interest rate applicable to each outstanding note is increased by two hundred basis points.

     The unpaid principal amounts of the notes are payable, with accrued and unpaid interest, as follows:

•	Series A Note: eleven quarterly installments of $833,333, payable at the end of each calendar quarter, beginning June 30, 2003; and all remaining amounts at maturity on March 31, 2006.

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

     We are subject to various restrictive covenants in the credit agreement and in the note purchase agreement that are substantially similar. The covenants include restrictions on the incurrence of indebtedness from other sources, advances to or investments in other persons or entities, amounts payable to settle litigation, the payment of dividends to shareholders and on the repurchase of shares and the requirement that various financial ratios be maintained. Certain of the covenants in the credit agreement and in the note purchase agreement require us to limit our capital expenditures during each fiscal year to specified amounts and to limit any acquisition of assets or capital stock of an entity in the retail financial services business.

     As of March 31 2004, we had borrowed $68.0 million under our revolving line-of-credit facility and $30.4 million was outstanding under the notes. The average amount borrowed on our revolving line-of-credit facility was $87.2 million and $101.2 million for the nine months ended March 31, 2004 and 2003, respectively. The prime rate effective on March 31, 2004 was 4.0%, and LIBOR effective on that date was 1.125%.

     On April 26, 2004, we completed an underwritten registered public offering of our common stock. We have used and intend to use the net proceeds from our sale of shares in the offering to repay in full the outstanding amount (approximately $30.4 million of principal and interest) of our existing senior subordinated secured promissory notes. On April 26, 2004, we repaid all amounts outstanding under the Series A and Series B Notes, totaling $10.4 million. On May 26, 2004, we expect to repay all amounts outstanding under the Series C and Series D Notes, totaling $20 million, along with a $0.7 million prepayment fee. See Note 7 of Notes to Interim Consolidated Financial Statements.

Swap Agreements

     To reduce our risk of greater interest expense because of interest-rate fluctuations, we have entered into two interest-rate swap agreements, which effectively converted a portion of our floating-rate interest obligations to fixed-rate interest obligations. On April 23, 2003, we entered into an interest-rate swap agreement with JP Morgan Chase Bank, regarding a notional amount of $60 million, associated with our revolving credit facility, to be effective until March 31, 2006 with a fixed interest rate at 4.71%. On June 2, 2003, we entered into an interest-rate swap agreement with National City Bank regarding a notional amount of $20 million, associated with our senior subordinated secured notes, to be effective until March 31, 2006 with a fixed interest rate of 14.465 percent. In conjunction with the repayment of the Series A and Series B Notes in April 2004, the associated swap agreement was amended to reduce the notional amount from $20 million to $10 million and change the swap agreement expiration date to May 26, 2004. No swap income or expense resulted from this reduction of the interest-rate swap.

Self-Service Machine Funding Arrangements

     We placed 219 of our self-service check cashing machines in certain retail offices of H&R Block Tax Services, Inc. during the 2004 tax season. In accordance with an existing multi-year license agreement between us and H&R Block, the self-service machines were available to cash only tax refund anticipation loan checks of H&R Block customers.

     For the 2004 tax season, we obtained a maximum of $330 million of cash or currency for the self-service machines placed in the H&R Block retail offices through two arrangements. One of the arrangements, originally entered into on January 7, 2003 and amended on December 22, 2003, is with Ace Funding LLC, our wholly owned subsidiary, as borrower, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, a German bank, as arranger and liquidity agent, and Autobahn Funding Company LLC, as lender. The other arrangement, which was entered into on December 30, 2003, is with Texas Capital Bank, National Association, a national bank that is a subsidiary of Texas Capital Bancshares, Inc.

     In accordance with the first amendment to the existing agreement among us, Ace Funding, DZ Bank and Autobahn Funding, up to a $190 million revolving line-of-credit facility was made available to Ace Funding to provide the cash or currency to certain of the self-service machines in H&R Block retail offices during the 2004 tax season. For financial reporting purposes, Ace Funding is our consolidated subsidiary and all borrowings by Ace Funding under this arrangement, all amounts paid by Ace Funding under this arrangement and all check cashing fees received by us from the self-service machines subject to this arrangement are and will be reflected in our consolidated financial statements. All borrowings under this arrangement for the 2004 tax season were repaid in full by March 31, 2004.

     Under the cash services agreement with Texas Capital Bank for the 2004 tax season, we had available up to $140 million in cash or currency for certain of the self-service machines in H&R Block retail offices. For the use of Texas Capital Bank’s cash, as well as corresponding transportation and custodial services provided by the bank, we agreed to pay fees to the bank that varied depending on the volume of checks cashed in the self-service machines and our use of corresponding services. The cash in the self-service machines, as well as the cashed checks deposited in the self-service machines in exchange for that cash, are not our assets but assets of Texas Capital Bank. Under the cash services agreement, our access to the cash or currency was subject to any need of the bank for that property for its own business or purposes. We agreed to maintain, during the term of this agreement (i.e., the 2004 tax season), a deposit account at Texas Capital Bank of at least $1 million, pledged as assurance of our performance of our obligations under the cash services agreement. We are entitled to all of the check cashing fees earned from the self-service machines subject to this arrangement upon the expiration of this agreement, subject to and after the payment to the bank of all amounts to which it is entitled. This funding arrangement ceased on March 31, 2004, when this agreement expired.

     We are reviewing the results of the 2004 tax season’s program to evaluate the future use, or scope of use, of our self-service machines during tax season.

Effects of Financing Arrangements

     We believe that our long-term credit facilities under the existing credit agreement, our funding arrangements for the self-service machines in H&R Block offices during the tax season and our anticipated cash flows from operations will provide adequate working capital for our operations. Although the credit agreement places restrictions on capital expenditures and acquisitions, we believe that these restrictions do not prohibit us from pursuing our growth strategy as currently planned.

Stock Repurchase Program

     In fiscal 2000, our board of directors authorized the repurchase from time to time of up to approximately $5 million of our common stock in the open market or in negotiated transactions. During fiscal 2000 and 2001, we repurchased 211,400 shares at an average price of $12.81 per share. During fiscal 2002 and 2003, no shares were repurchased. Our current credit agreement and note purchase agreement restrict our right to repurchase shares. This stock repurchase program will remain in effect, however, until discontinued by our board of directors.

Litigation Expenses

     We have been required in the past to defend ourselves and, in some matters, our directors, officers and others in various lawsuits and state regulatory proceedings regarding our current and past loan-related activities. We incurred significant legal expenses in conducting that defense. In accordance with our bylaws, we paid the expenses of defense for our directors, officers and other employees named as additional defendants in these lawsuits. We also paid, in accordance with our agreement with Goleta National Bank, all of the expenses of Goleta as a party in these proceedings. We expensed an additional $0.1 million during the nine months ended March 31, 2004 for administrative expenses related to the settlement of the Purdie lawsuit.

Critical Estimates, Uncertainties or Assessments in the Financial Statements

     The preparation of our financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In applying the accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As might be expected, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

     Actual results related to the estimates and assumptions made in preparing our consolidated financial statements will emerge over periods of time, such as estimates and assumptions underlying the determination of allowance for loan losses and self-insurance liabilities. These estimates and assumptions are monitored and periodically adjusted as circumstances warrant. For instance, our liability for self-insurance related to workers’ compensation, general liability and medical liability may be adjusted based on higher or lower actual loss experience. Although there is greater risk with respect to the accuracy of these estimates and assumptions because of the period over which actual results may emerge, such risk is mitigated by the ability to make changes to these estimates and assumptions over the same period.

     We periodically review the carrying value of goodwill and other intangible assets when events and circumstances warrant such a review. One of the methods used for this review is performed using estimates of future cash flows. If the carrying value of goodwill or other intangible assets is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the goodwill or intangible assets exceeds its fair value. We believe that the estimates of future cash flows and fair value are reasonable. Changes in estimates of such cash flows and fair value, however, could affect the evaluation.

     Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of us. We do not suggest that other risk factors, such as those discussed elsewhere or incorporated by reference in this prospectus as well as changes in growth objectives, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

Seasonality

     Our business is seasonal to the extent of the impact of cashing tax refund checks and tax refund anticipation loan checks. The impact of these services is in the third and fourth quarters of our fiscal year. Our loan-related business declines in the third fiscal quarter as a result of the customers’ receipt of tax refund checks and tax refund anticipation loans.

Impact of Inflation

     We believe our results of operations are not dependent upon the levels of inflation.

Forward-looking Statements

     This Report contains, and from time to time we or certain of our representatives may make, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are generally identified by the use of words such as “anticipate,” “expect,” “estimate,” “believe,” “intend,” “plan,” “should,” “would,” and terms with similar meanings.

     Although we believe that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under our control and may not even be predictable. Those risks, uncertainties, and other factors could cause the actual results to differ materially from these in the forward-looking statements. Those factors are described under “Risk Factors” below.

     We expressly disclaim any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in our views or expectations, or otherwise. We make no prediction or statement about the performance of our common stock.

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

Risks Related to Our Business

We have significant existing debt, and the restrictive covenants under our debt agreements may limit our ability to expand or pursue our business strategy. In addition, if we are forced to pay some or all of this debt following an event of default, our financial condition and results of operations would be severely and adversely affected.

     Our business requires significant amounts of cash for services and inventory. Much of that cash is obtained through borrowing. Therefore, we have, and (despite the reduction of debt with net proceeds of our recent offering and sale of our common stock) we expect to have, a significant amount of outstanding debt and may incur additional debt in the future as we seek to expand our business. As of March 31, 2004 (before the completion of our common stock offering), our long-term debt was $27 million and our short-term debt was $73 million, for an aggregate of $100 million.

     Our debt agreements require us to maintain compliance with numerous financial covenants. The covenants restrict our ability to take certain actions, including our ability to:

•	incur additional indebtedness;

•	pay dividends and make distributions in respect of our capital stock;

•	repurchase our capital stock;

•	make capital expenditures;

•	make investments or other restricted payments;

•	engage in transactions with shareholders and affiliates;

•	create liens;

•	sell or otherwise dispose of assets;

•	make payments on our debt, other than in the ordinary course; and

•	engage in mergers and acquisitions.

     As long as our indebtedness remains outstanding, the restrictive covenants could impair our ability to expand or pursue our growth strategy. In addition, the breach of any covenants or any payment obligations in any of these debt instruments will result in an event of default under the applicable debt instrument. If there is an event of default under one of our debt instruments, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable, subject to applicable grace periods. This could trigger cross-defaults under our other debt instruments. We cannot assure you that our assets or cash flow would be sufficient to repay fully borrowings under our outstanding debt instruments if accelerated upon an event of default, or that we would be able to refinance or restructure the payments on any of those debt instruments. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt instruments, the lenders under such agreements could proceed against the collateral securing that indebtedness. Substantially all of our assets are pledged to secure the outstanding indebtedness. Forced repayment of some or all of our indebtedness would reduce our available cash and have an adverse impact on our financial condition and results of operations.

Our existing and future debt obligations could adversely affect our results of operations and financial condition as we may be required to secure additional financing to meet our future capital needs and cannot assure you that we will be able to do so on favorable terms, if at all.

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

     If our debt levels increase, the related risks that we face will also increase. If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to seek refinancing of all or a portion of our indebtedness or obtain additional financing in order to meet our obligations with respect to our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing on satisfactory terms or at all, particularly because of our high levels of debt and the debt-incurrence restrictions imposed by our current debt instruments.

If we do not generate a sufficient amount of cash, which depends on many factors beyond our control, our liquidity and our ability to service our indebtedness and fund our operations would be harmed.

     Based on our current level of operations and anticipated revenue growth, we believe our cash flow from operations, available cash, including from the net proceeds of our recent common stock offering, and available borrowings under our credit facilities will be adequate to meet our future liquidity needs. However, we have substantial working capital needs, contractual commitments and debt service obligations. We cannot assure you that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized or that future borrowings will be available to us under credit facilities in amounts sufficient to enable us to pay our existing indebtedness or fund our other liquidity needs. In addition, if we undertake expansion efforts in the future, our cash requirements may increase significantly.

The industry in which we operate is strictly regulated at both the federal and state level. Changes in current laws and regulations, or the application of future laws and regulations, may have a significant negative impact on our business, results of operations and financial condition.

     Our business is subject to numerous state and certain federal laws and regulations which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. These regulations govern or affect, among other things:

•	check cashing fees;

•	licensing and posting of fees;

•	lending practices, such as truth in lending;

•	interest rates and usury;

•	currency reporting;

•	recording and reporting of certain financial transactions;

•	franchising in the states in which we offer and sell franchises;

•	privacy of personal consumer information; and

•	prompt remittance of proceeds for the sale of money orders.

     As we develop new services, we may become subject to additional federal and state regulations. In addition, changes in current laws and future laws or regulations may restrict our ability to continue our current methods of operation or expand our operations and may have a material adverse effect on our business, results of operations and financial condition. States may also seek to impose new licensing requirements or interpret or enforce existing requirements in new ways.

Short-term consumer loan services have come under increased scrutiny and regulation. If the restrictions created by such regulations increase, or if short-term consumer loans become prohibited in the states where we offer these loans, our business would be materially adversely affected.

     A significant portion of our revenues is based on loan interest and fees from payday loans that we offer in our owned stores. Payday loans have come under increased scrutiny and regulation in recent years. For example, in October 2002, the Federal Trade Commission sent an Information and Documentation Request to several national companies that offer payday loans, including us. This industry-wide review may result in recommendations regarding the payday loan industry or specific conclusions about us, either of which may negatively affect our operations.

     Also, during the last few years, legislation has been introduced in the United States Congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that may prohibit or severely restrict payday loans. For example, we ceased offering payday loans at our stores in Alabama, Georgia and North Carolina as a result of recently enacted laws in those states. We intend to continue, with others in the payday loan industry, to inform and educate legislators and to oppose legislative or regulatory action that may prohibit or severely restrict payday loans. Nevertheless, if legislative or regulatory action with that effect were taken on the federal level or in states in which we have a significant number of stores, that action may have a material adverse effect on our loan-related activities and revenues. Moreover, similar action by states in which we are not currently offering payday loans could result in us having fewer opportunities to pursue our growth strategy.

     In 2002, the Office of the Comptroller of the Currency, which supervises national banks, took action to effectively prohibit certain national banks from offering and making payday loans because of the agency’s view that they posed various risks to those banks. As a result, we discontinued offering Goleta loans in our stores on December 31, 2002.

     In addition, Republic Bank & Trust Company, a Kentucky state-chartered bank for which we act as marketer and servicer of its payday loans, is subject to federal and state banking regulations. The State of Kentucky is the primary regulator of Republic Bank, and the Federal Deposit Insurance Corporation, or FDIC, is the back-up federal regulator of Republic Bank. If the State of Kentucky or the FDIC were to order Republic Bank to cease or significantly curtail its payday lending services, our revenues derived from fees from Republic Bank would be adversely affected, unless we could secure an agreement to provide similar services with another bank not subject to similar regulations. We cannot assure you that we would be successful in finding such a replacement bank, especially as arrangements like ours with Republic Bank are coming under increasing political and regulatory scrutiny. Lawsuits filed against banks offering these payday loans, such as one recently filed by the New York State Attorney General’s office discussed below, may hinder our ability to partner with a replacement bank or to establish relationships with new banks in other states as part of our growth strategy. Any agreement with a replacement bank or new bank may also not be on terms as favorable to us as our current agreement with Republic Bank.

     Republic Bank is also subject to FDIC inspection and authority, and as a result of our marketing servicing activities, we too are subject to such inspection and authority. We cannot assure you that the regulatory scheme affecting Republic Bank, or FDIC inspection or authority with respect to Republic Bank or us, will not negatively impact our operations.

Potential litigation and regulatory proceedings regarding our payday loans could materially adversely affect our financial condition.

     During the last few years, we and our competitors have been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of payday loans. In our case, such litigation and regulatory proceedings primarily involved attempts by plaintiffs to recharacterize us as the true lender of payday loans made by Goleta National Bank through our stores, in part because we acquired participations in the Goleta loans. Although we severed the relationship with Goleta at the end of calendar 2002 and have recently settled the related class action lawsuit, we cannot assure you that we will not be subject to future lawsuits associated with our payday loan services.

     In particular, we may become subject to litigation or regulatory proceedings focusing on our relationship with Republic Bank. If we were to be recharacterized as the lender of these Republic Bank loans, then the interest charged for these loans would violate most of the applicable states’ usury laws which impose maximum rates of interest or finance charges that a non-bank lender may charge, and any resulting refunds or penalties we would likely incur would materially adversely affect our results of operations and financial condition. While there are differences between the Goleta loans and the Republic Bank loans, principally that we do not acquire participations in Republic Bank loans, and while we believe we are not the lender under this arrangement with Republic Bank, we cannot assure you that a regulator or a borrower will not try to recharacterize us as the true lender. For example, although we do not offer payday loans in New York, recently the New York State Attorney General’s office filed a lawsuit against a Delaware state-chartered bank and the companies servicing its payday loans through a structure that is in some respects similar to our agreement with Republic Bank.

Media reports and public perception of payday loans as being predatory or abusive could materially adversely affect our business.

     Over the past few years, consumer advocacy groups and certain media reports have advocated governmental action to prohibit or severely restrict payday loans. The consumer groups and media reports typically focus on the cost to a consumer for this type of loan, which is higher than the interest typically charged by credit card issuers to a more creditworthy consumer. This difference in credit cost is more significant if a consumer does not promptly repay the loan, but renews, or rolls over, that loan for one or more additional short-term periods. The consumer groups and media reports typically characterize these payday loans as predatory or abusive toward consumers. If this negative characterization of our payday loan service becomes increasingly accepted by consumers, demand for our payday loans could significantly decrease, which could materially adversely affect our results of operations and financial condition.

     Negative perception of our payday loans or other activities could also result in us being subject to more restrictive laws and regulations. For example, a payday loan prohibition law was recently passed by the Georgia state legislature. In addition, we may become subject to lawsuits against us for our payday loans or the Republic Bank loans. If changes in the laws affecting our payday loans or the Republic Bank loans are enacted, or if we become subject to such lawsuits, our financial condition and results of operations would be materially adversely affected.

If our estimates of our loan losses are not adequate to absorb known or probable losses, our financial condition may be materially adversely affected.

     We maintain an allowance for loan losses at levels to cover the anticipated losses in the collection of our loan portfolio. We determine our allowance for loan losses based upon a review of historical loan losses and the loan portfolio. Our allowance for loan losses is periodically reviewed by our management. For the nine months ended March 31, 2004, our loan loss provision was $12.9 million, and we charged-off $10.9 million related to our loans. Our loan loss provision, however, is an estimate, and if actual loan losses are materially greater than our loan loss provision, our financial condition could be materially adversely affected.

     With respect to the Republic Bank loans, we are obligated to reimburse Republic Bank for loan losses on a quarterly basis. As a result, we could be potentially obligated to pay Republic Bank for loan losses in an amount up to the total outstanding amount of Republic Bank loans recorded on Republic Bank’s financial statements, which was $6.9 million as of March 31, 2004. This amount is not included on our balance sheet. For the nine months ended March 31, 2004, we provided a payable of approximately $5.9 million for losses on Republic Bank loans and charged-off $4.8 million related to Republic Bank loans. The balance of the liability for Republic Loan losses reported in accrued liabilities as of March 31, 2004 was $1.7 million. The payable to Republic Bank is, however, an estimate. If actual loan losses are materially greater than our recorded amount payable to Republic Bank, our financial condition could be materially adversely affected.

A significant portion of our consumer lending business is derived from our relationship with Republic Bank, and a loss of that relationship could adversely affect our liquidity and profits.

     Under our marketing and servicing agreement with Republic Bank, we provide various services to the bank in connection with our marketing and servicing of Republic Bank’s payday loans in exchange for which we are compensated by Republic Bank through payment of fees. As of March 31, 2004, Republic Bank was offering its Republic Bank loans in 358 of our company-owned stores in Arkansas, Pennsylvania and Texas. Approximately 3.9% of our total revenues in fiscal 2003 and approximately 9.7% of our total revenues in the nine months ended March 31, 2004 were derived from fees paid to us by Republic Bank.

     The FDIC has set limits on the dollar amount of payday loans Republic Bank can have outstanding at any given time based on its capital. If the FDIC were to reduce these limits or other events involving Republic Bank outside of our control were to occur, our ability to grow this portion of our business could be materially adversely affected. In addition to customary termination provisions, our agreement with Republic Bank can be terminated by either party if the quarterly loan loss rate of Republic Bank loans exceeds a specified level.

     If a termination of or significant adverse change in our relationship with Republic Bank occurred, we could be required to seek replacement relationships with new financial institutions. We cannot assure you that we would be able to secure new relationships or that the terms of any such new relationships would be as favorable to us as those of our existing relationship with Republic Bank. As a result, any significant changes in our relationship with Republic Bank could cause us to change the way we conduct business in certain states or adversely affect our results of operations.

If Republic Bank’s loan approval process is flawed and more loans go uncollected, our revenues could be adversely affected.

     Our agreement with Republic Bank provides for us to market and service Republic Bank’s loans offered at our owned stores. Republic Bank is responsible for reviewing each loan application and determining whether such application is approved for a loan. We are not involved in the loan approval process, including with respect to determining the loan approval procedures or criteria. However, under our agreement with Republic Bank, we are required to reimburse Republic Bank for loan losses on a quarterly basis. If Republic Bank’s loan approval process is flawed and an increased number of loans that are made are uncollected, our results of operations could be adversely affected.

We are subject to franchise law and regulations that govern our status as a franchisor and regulate some aspects of our franchise relationships. Our ability to develop new franchised stores and to enforce contractual rights against franchisees may be adversely affected by these laws and regulations, which could cause our franchise revenues to decline and adversely affect our growth strategy.

     We are subject to federal and state laws and regulations, including the regulations of the Federal Trade Commission as well as similar authorities in individual states, in connection with the offer, sale and termination of franchises and the regulation of the franchisor-franchisee relationship. Our failure to comply with these laws could subject us to liability to franchisees and to fines or other penalties imposed by governmental authorities. In addition, we may become subject to litigation with, or other claims filed with state or federal authorities by, franchisees based on alleged unfair trade practices, implied covenants of good faith and fair dealing, payment of royalties, location of stores, advertising expenditures, franchise renewal criteria or express violations of franchise agreements. We cannot assure you that we will not encounter compliance problems from time to time, or that material disputes will not arise with one or more franchisees. Accordingly, our failure to comply with applicable franchise laws and regulations, or disputes with franchisees, could have a material adverse effect on our results of operations financial condition and growth strategy.

Our current and future business growth strategy involves new store acquisitions and new store openings, and our failure to manage our growth or integrate or manage new store acquisitions may adversely affect our business, prospects, results of operations and financial condition.

     Our expansion strategy consists principally of combining acquisitions and new store openings (both company-owned and franchised stores) and increasing comparable store sales of existing services. Acquisitions may entail numerous integration risks and impose costs on us, including:

•	difficulties in assimilating acquired operations or services, including the loss of key employees from acquired businesses;

•	diversion of management’s attention from our core business;

•	dilutive issuances of our equity securities (if necessary to finance acquisitions or new stores);

•	incurrence of additional indebtedness (if necessary to finance acquisitions or new stores);

•	assumption of contingent liabilities;

•	the potential impairment of acquired assets; and

•	incurrence of significant immediate write-offs.

     Our continued growth is dependent upon a number of factors, including the availability of adequate financing and suitable store locations, acquisition opportunities and experienced management employees, the ability to obtain any required government permits and licenses and other factors, some of which are beyond our control. We cannot assure you that we will be able to grow our business successfully through acquisitions and new store openings. Our failure to grow or complete the integration of any acquired business could have a material adverse effect on our business, prospects, results of operations and financial condition.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results and growth could suffer.

     Our future success depends to a significant degree upon the members of our senior management, particularly Donald Neustadt, our Chief Executive Officer, and Jay Shipowitz, our President and Chief Operating Officer. We recently announced a Chief Executive Officer succession plan pursuant to which Mr. Shipowitz will assume the position of Chief Executive Officer on July 1, 2004, with Mr. Neustadt continuing on as a member of the board of directors, but the loss of the services of Mr. Shipowitz or other members of senior management could harm our business and development. Our continued growth also will depend upon our ability to attract and retain additional skilled management personnel. If we are unable to attract and retain personnel as needed in the future, our operating results and growth could suffer.

Competition in the retail financial services industry is intense and could cause us to lose market share and revenues.

     The industry in which we operate is highly fragmented and very competitive. In addition, we believe that the market will become more competitive as the industry matures and consolidates. We compete with other check cashing stores, short-term consumer lenders, grocery stores, banks, savings and loan institutions, other financial services entities and other retail businesses that also cash checks, offer payday loans, sell money orders, provide money transfer services, or other similar financial services. Some of our competitors that are not check cashing companies have larger and more established customer bases and substantially greater financial, marketing and other resources. Our stores have also recently been facing competition from automated check cashing machines deployed in supermarkets, convenience stores and other public venues by large financial services organizations. We cannot assure you that we will be able to compete successfully. As a result, we could lose market share and our revenues could decline, thereby affecting our ability to generate sufficient cash flow to service our indebtedness and fund our operations.

Our revenues and net income from check cashing services may be materially adversely affected if the number of consumer check cashing transactions decreases or the amount of checks we cash that are uncollected significantly increases.

     Historically, over half of our revenues comes from our check cashing business. Any changes in economic factors that materially adversely affect consumer transactions could reduce the volume of transactions that we process and have a material adverse effect on our business, financial condition and results of operations. Recently, there has been increasing penetration of electronic banking services into the check cashing and money transfer industry, including direct deposit of payroll checks and electronic transfer of government benefits. To the extent that checks are replaced with such electronic transfers, demand for our check cashing services could decrease.

     In addition, the risk that we assume upon cashing a check is that the check will be uncollected because of insufficient funds, stop payment orders, or fraud. If the amount of checks we cash that are uncollected increases significantly, our net income will be materially adversely affected.

Our money transfer and money order revenues are derived from a key third-party relationship and a loss of that relationship could adversely affect our liquidity and profits.

     We are a party to a money order agreement with Travelers Express under which we exclusively sell Travelers Express money orders that bear our logo. Under this agreement, we are obligated to make prompt remittances of money order proceeds. We are also an agent for the receipt and transmission of wire transfers of money through the MoneyGram network in accordance with an agreement with Travelers Express and MoneyGram Payment Systems, Inc., an affiliate of Travelers Express. We receive significant revenues pursuant to these agreements. Approximately 7.6% of our total revenues in fiscal 2003 and 6.9% of our total revenues in the nine months ended March 31, 2004 was derived from these agreements. Our relationship with Travelers Express and its affiliates is therefore significant to our business. Accordingly, if any disruption in this relationship occurs, it could materially and adversely affect our liquidity and profits.

Any disruption in the availability of our information systems could adversely affect operations at our stores.

     Our information systems include a proprietary point-of-sale system in our stores and a management information system. The personal computer-based point-of-sale system is fully operational in all company-owned stores, is used by our self-service machines for cashing checks and accepting third-party bill payments and is licensed for use by our franchised stores. The management information system is designed to provide summary and detailed information to district managers, regional vice presidents and corporate managers at any time through internet connectivity. Any disruption in the availability of our information systems could affect our operations and could adversely affect our business.

Part of our business is seasonal, which causes our revenues to fluctuate and may adversely affect our ability to service our debt.

     Our business is seasonal to the extent of the impact of cashing tax refund checks and tax refund anticipation loan checks. The impact of these services is primarily in the third and fourth quarters of our fiscal year. Also, our short-term loan business declines slightly in the third fiscal quarter as a result of customers’ receipt of tax refund checks and tax refund anticipation loans. This seasonality requires us to manage our cash flows over the course of the year. If our revenues were to fall substantially below what we would normally expect during certain periods, our annual financial results would be adversely impacted and our ability to service our debt may also be adversely affected.

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

Arthur Andersen LLP, our former independent public accountants, has been found guilty of federal obstruction of justice charges, and you are unlikely to be able to exercise effective remedies or collect judgments against it in any legal action.

     Although we dismissed Arthur Andersen LLP as our independent public accountants and engaged Grant Thornton LLP in May 2002, our consolidated financial statements as of and for the fiscal year ended June 30, 2001 were only audited by Arthur Andersen. On June 15, 2002, Arthur Andersen was found guilty of federal obstruction of justice charges arising from the government’s investigation of Enron Corporation. A spokesperson for Arthur Andersen announced that, as of August 31, 2002, Arthur Andersen voluntarily relinquished, or consented to revocation of, its firm permits in all states where it was licensed to practice public accountancy with state regulators. A substantial number of Arthur Andersen’s personnel have left the firm, including the individuals responsible for auditing our audited financial statements included in our filings with the Securities and Exchange Commission. Accordingly, you are unlikely to be able to exercise effective remedies or collect judgments against Arthur Andersen.

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

     As of March 31, 2004, our principal stockholders, directors and executive officers, and entities affiliated with them, owned approximately 45% of the outstanding shares of our common stock, and after the public offering of common stock in April, this same group owned approximately 27% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium of their common stock as a party of a sale of our company and might ultimately affect the market price of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks, particularly including changes in interest rates that might affect the costs of our financing under our credit agreement and our note purchase agreement. To mitigate the risks of changes in interest rates, we use derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. To reduce our risk of greater interest expense because of interest-rate fluctuations, we have entered into interest-rate swap agreements, which effectively converted a portion of our floating-rate interest obligations to fixed-rate interest obligations, as described in Note 3 to Notes to Interim Consolidated Financial Statements.

     The fair value of our existing interest-rate swaps was ($1.8) million as of March 31, 2004. Based on the average outstanding indebtedness in the previous quarter, a 10% change in interest rates would have changed our interest expense by approximately $17,000 (pre-tax) for the quarter ended March 31, 2004 without consideration of our interest-rate swaps. The associated underlying debt has exceeded the notional amount for each swap throughout the existence of the swap, and we anticipate that it will continue to do so. Each existing swap is based on the same index as, and repriced on a consistent basis with, its corresponding underlying debt.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Goleta Loan-Related Lawsuits and Settlement

Beverly Purdie v. Ace Cash Express, Inc. et al.: Pursuant to the Settlement Agreement, on March 8, 2004, we mailed payments to all the eligible class members. As a result of this settlement, not only this lawsuit, but also the Jennafer Long, Rufus Patricia Brown and Vonnie T. Hudson lawsuits, were dismissed with prejudice.

Thaddeus Hale v. Ace Cash Express, Inc.: The United States District Court for the Western District of Virginia denied the plaintiff’s motion to reconsider the order compelling arbitration on March 4, 2004.

Non-Loan-Related Proceeding

Ace Cash Express, Inc. v. Valley Check Cashiers, Inc., Jeffrey D. Silverman, and Morris Silverman: On March 11, 2004, the court of appeals denied our Motion for Rehearing that sought to overturn the grant of summary judgment releasing the Silverman’s from any indemnification obligation to us for the breach of warranties of Valley Check Cashiers under the Asset Purchase Agreement. We are currently reviewing all of our alternatives regarding this lawsuit.

Other Incidental Proceedings

We are also involved from time to time in various legal proceedings incidental to the conduct of its business. Management believes that none of these legal proceedings will result in any material impact on the Company’s financial condition and results of operations.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Exhibit
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(i)	The Company filed a Current Report on Form 8-K during the fiscal quarter ended March 31, 2004, regarding its License Agreement with H&R Block Tax Services, Inc. that permits the Company to place its self-service check-cashing machines (“SSMs”) in certain H&R Block retail offices during the tax season of each year and regarding the Company’s two arrangements to obtain up to $330 million in cash or currency for the SSMs placed in the H&R Block retail offices during the 2004 tax season. The Company filed the Report dated December 30, 2003, on January 13, 2004. The Items reported therein were as follows:

Item 5 – Other Events Item 7 – Financial Statements and Exhibits:

Exhibit 10.1 — Cash Services Agreement dated as of December 30, 2003, by and between ACE and Texas Capital Bank, National Association, together with the material Exhibits and Annexes thereto. (Application for confidential treatment for a portion of this document was submitted to the Securities and Exchange Commission pursuant to Rule 24b under the Securities Exchange Act of 1934.)

Exhibit 10.2 — First Amendment dated as of December 22, 2003, among Ace Funding LLC, ACE, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, together with the Schedules thereto.

(ii)	The Company filed a Current Report on Form 8-K during the fiscal quarter ended March 31, 2004, regarding a press release announcing its earnings and other financial information for and as of the end of its second quarter ended December 31, 2003. The Company filed the Report dated January 29, 2004, on January 29, 2004. The Items reported therein were as follows:

Item 7 – Financial Statements and Exhibits:

Exhibit 99.1 – Press release dated January 29, 2004.

Item 12 — Results of Operations and Financial Condition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE CASH EXPRESS, INC.

May 13, 2004	By:	/s/ WILLIAM S. MCCALMONT

William S. McCalmont Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.