Form 10-K
period 2004-06-30
ACE CASH EXPRESS INC/TX
filed 2004-09-10
CIK 849116

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004

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

Yes [ X ] No [   ]

As of September 7, 2004, 13,401,089 shares of Common Stock were outstanding. As of such date the aggregate market value of voting stock (based upon the last reported sales price in The Nasdaq Stock Market) held by nonaffiliates of the registrant was approximately $316,046,208.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ACE CASH EXPRESS, INC.
FORM 10-K
For the Year Ended June 30, 2004

PART I

ITEM 1. BUSINESS

Overview

     We are a leading retailer of financial services, including check cashing, short-term consumer loans and bill payment services. As of June 30, 2004, we had a total network of 1,230 stores in 36 states and the District of Columbia, consisting of 1,026 company-owned stores and 204 franchised stores. This makes us the largest owner, operator and franchisor of check cashing stores in the United States and one of the largest providers of short-term consumer loans, also known as payday loans. We focus on serving unbanked and underbanked consumers, many of whom seek alternatives to traditional banking relationships in order to gain convenient and immediate access to check cashing services and short-term consumer loans. We seek to develop and maintain the largest network of stores in each of the markets where we operate. Our growth strategy is to open new stores, franchise stores in new and existing markets, opportunistically acquire stores, and introduce new services into our store network.

     Our stores offer check cashing, loans and other retail financial services at competitive rates in clean settings during hours convenient for our customers. Our stores are located in highly visible, accessible locations, usually in strip shopping centers, free-standing buildings and kiosks located inside retail stores.

Industry Overview

     Check Cashing. We operate primarily in the check cashing industry. We believe there are approximately 11,000 check cashing stores nationally, with five other check cashing companies operating or franchising over 100 stores and five companies operating or franchising between 50 and 100 locations.

     Check cashing companies focus on and offer services to a customer segment that banks generally do not service and operate at locations and during hours that are typically more convenient than those traditionally offered by banks. In addition, unlike many banks, check cashing stores are willing, for a fee, to assume the risk that checks they cash will “bounce.” For instance, some banks will refuse to cash a check for a person who does not maintain an account with the bank. For account holders, some banks will require an account holder to maintain sufficient funds to cover a check to be cashed or to wait several days for the check to clear. As a result, we believe check cashing stores provide an attractive alternative to customers with relatively small account balances or without bank accounts. Although these customers might save money by depositing their checks in a bank and waiting for them to clear, many prefer paying a fee to take advantage of the convenience and availability of immediate cash offered by check cashing stores.

     The fees charged for this service are intended to provide the check casher with a profit after covering operating expenses, including any interest expense incurred by the check casher on the funds advanced to customers, and for the risk assumed by the check cashing store. A check cashing store assumes the risk that the check will not be collected because of insufficient funds, stop payment orders or fraud. In order to minimize this risk and the losses associated with uncollected checks, many check cashing stores cash only payroll or government entitlement checks, or charge higher fees and have stricter approval procedures for cashing personal checks.

     Short-Term Consumer Loans. Short-term consumer loans provide a customer cash in exchange for the customer’s check or an authorization to debit the customer’s bank account, along with an agreement to defer the deposit of that check or initiation of that debit to the customer’s bank account, as the case may be, until the customer’s next payday, typically two to four weeks later. If the customer returns to the store and repays the loan within that time period, the check is returned to the customer.

     Short-term consumer loans provide a simple, quick and confidential way for consumers to meet short-term cash needs between paydays while avoiding the high cost of penalties associated with writing checks with insufficient funds and other penalties and fees associated with making a late payment. Until the development of the short-term consumer loan industry in the early 1990s, customers often resorted to writing bad checks as a short-term solution to meet immediate cash needs.

     We believe there are currently 22,000 short-term consumer loan stores operating in the United States. While the majority of these stores offer only the short-term consumer loan service, some of these stores also offer other services such as check cashing or pawn loans.

     Other financial services. In addition to check cashing and short-term consumer loan services, some stores offer customers a range of other services, including bill payments, money orders and money transfers. Some stores also offer public transportation passes, photocopying, fax transmission services and postage stamps.

Competitive Strengths

     We offer a menu of retail financial services delivered through our growing network of 1,230 stores conveniently located in close proximity to where our customers live and work. We believe that our store employees provide a professional experience that our customers value, which allows us to better understand their present and future financial service needs. We intend to capitalize on the following competitive strengths in order to grow our company:

     Focus on Customer Service. Treating our customers with respect is an integral part of our organizational culture. Unlike many of our competitors, all of our stores display an easy-to-read menu of our services, with costs and fees clearly stated, in order to help our customers make an informed purchasing decision. Additionally, many of our stores located in markets with large Hispanic populations display our services in both English and Spanish. Our customers also receive a receipt with each transaction that details the fees paid. Our store employees are trained to greet customers as they enter the store, assist them in an efficient and helpful manner and thank them for their business. Many of our employees have long-standing relationships with customers who use our services multiple times a year. We believe that providing prompt, friendly and knowledgeable service helps us achieve higher levels of customer satisfaction and generate higher visit frequency. We measure and track our customer service quality at the store and employee levels through customer calls made to our toll-free service line and our annual customer service survey.

     Efficient Operating Model. We believe that our operating model and business practices position us to grow our revenues and increase profitability. In our fiscal year ended June 30, 2002, we introduced our Operational Goals program, a standardized set of best practices, to help ensure a clear and consistent benchmark would be used to evaluate the performance of our store employees. Our regional vice presidents, district managers and store employees continue to be focused on their achievement of these goals. We measure their performance on a daily, weekly, monthly and quarterly basis. Each year, we adjust our Operational Goals and our measurement targets to encourage continued improvement across our store base and maximize profitability.

     Our Operational Goals for fiscal 2005 are to:

•	provide quality customer service and take pride in our store appearance;

•	reduce cash shortages in our stores;

•	reduce forgeries;

•	increase our in-store loan payoffs;

•	reduce the number of times our stores open late or close early;

•	properly staff our stores for peak schedules;

•	increase the number of daily loan transactions

•	reduce overtime hours;

•	increase number of good checks cashed; and

•	provide more customers with the ACE Prepaid Mastercard®.

     Since implementing our Operational Goals, we have increased comparable store revenue and decreased store operating expenses, resulting in increased gross margin.

     Proprietary Information Systems. To better service our customers and manage our stores in the most profitable manner, we have developed proprietary information systems, including a point-of-sale system and a management information system, designed for the efficient delivery of our financial services with the proper balance of corporate management. Our in-house information systems team has built a reliable and scalable technology infrastructure that will allow us to grow our business without significant additional capital expenditures. Our investment in information systems has allowed us to improve functionality, including:

•	moving customers in and out of the store more quickly due to faster connectivity to our centralized risk management system;

•	evaluating customer transaction patterns to improve our check cashing approval process;

•	utilizing automated decision-making technology to reduce check cashing risk;

•	monitoring daily revenue by service on a regional, store and employee basis;

•	detecting and preventing fraud and other losses, including cash differences, forgery and employee theft;

•	planning and managing optimal store cash levels and store personnel scheduling; and

•	facilitating compliance with regulatory requirements.

     By maintaining interactive and flexible information systems, we provide more services in a standardized and efficient manner, which we believe allows us to operate our stores with fewer personnel than many of our competitors.

     Proven Acquisition Strategy. From 1991 to present, we grew from 181 to 1,026 company-owned stores, in large part, as a result of a disciplined acquisition strategy. Of our 1,026 stores, 399 were acquired in 100 separate transactions. Acquired stores are quickly integrated into our existing store base following the deployment of our proprietary point-of-sale system. By implementing our Operational Goals and information systems, we are typically able to increase revenue and gross margin in our acquired stores and to enhance the acquired stores’ service offerings. The average cost of converting an acquired store to an ACE store consists primarily of expenditures related to new signage, implementation of our point-of-sale system and minor store remodeling. We believe there are opportunities to continue to improve the results in some of our recently acquired stores.

     Experienced Management Team. Our executive management team is a blend of company veterans and recent key additions that have experience in the check cashing industry as well as other retail-based businesses. These employees have demonstrated an ability to grow retail businesses profitably through new store openings, acquisitions and franchising. Jay Shipowitz, our Chief Executive Officer, who was promoted from President and Chief Operating Officer to Chief Executive Officer on July 1, 2004, has been with us since 1997 and has managed all areas of operations and finance during his tenure. Barry Barron, our Executive Vice President of Operations, has been with us since 2001 and has extensive experience operating company-owned and franchised restaurant locations. In addition, since June 2003, we added three senior managers in finance and operations, with more than 50 combined years of experience in their respective areas of expertise. The additions included William McCalmont as our Executive Vice President and Chief Financial Officer, Walter Evans as our Senior Vice President and General Counsel and Gerard Schroepfer as our Chief Marketing Officer. We believe that our executive management team’s experience has allowed us to deliver a consistent service offering to our customers, which in turn has generated higher levels of customer loyalty and positioned us to capitalize on future growth opportunities.

Growth Strategy

     A key objective of our growth strategy is to have the most locations in each market and to offer the broadest selection of financial services in our industry. We believe that by offering the convenience of high-density store locations, exceptional customer service and a broad suite of retail financial services, we will achieve a high level of customer satisfaction. The key elements of our growth strategy are as follows:

     Open Company-Owned Stores. We opened 53 company-owned stores in fiscal 2004 (including 11 ACE Cash Advance stores), compared to 14 stores in fiscal 2003 and 39 stores in fiscal 2002. Our company-owned store growth in fiscal 2003 was less than our historical new store growth primarily due to limitations on capital expenditures imposed by our bank credit agreement through March 31, 2003. Our current bank credit agreement enables us to pursue our company-owned store growth strategy more aggressively. We expect to open approximately 60 new company-owned stores, with a net gain of approximately 40 to 45 company-owned stores after store closures, in fiscal 2005. We are still targeting an aggregate net gain of approximately 300 company-owned stores for the five-year period ending June 30, 2008.

     Accelerate Franchise Store Development. We opened 32 franchised stores in fiscal 2004, compared to 26 stores in fiscal 2003 and 22 stores in fiscal 2002. Our goal is to be the industry leader in offering quality franchising opportunities and exceptional support systems and services to existing and potential franchisees. We believe that by offering attractive investment opportunities and exceptional franchisee support systems and services, we will attract potential franchisees to partner with us rather than other franchisors. As of June 30, 2004, we had 204 franchised stores and we believe our targeted markets could potentially support an additional 1,800 ACE franchise stores across the United States. We expect to open approximately 50 new franchised stores, with a net gain of approximately 40 franchised stores after store closures, in fiscal 2005. Currently, we have franchise agreements for the development of over 100 new franchise stores and we are still targeting an aggregate net gain of approximately 200 franchise stores for the five year period ending June 30, 2008.

     Pursue Opportunistic Acquisitions. Since 1991, we have acquired over 500 stores. We believe that our extensive experience with acquisitions allows us to successfully integrate acquired stores into our network. We believe that growth through acquisitions is attractive because:

•	acquiring stores provides access to an existing customer base and source of revenue and cash flow;

•	introducing our proprietary information systems and Operational Goals generates operating efficiencies;

•	offering our additional services in the acquired stores drives revenue growth; and

•	acquiring stores allows us to enter new markets with scale or increase our share in existing markets.

     In evaluating potential acquisition candidates, we consider a number of factors, including:

•	strategic fit and desirability of location in both new and existing markets;

•	existing customer base, revenue history and rent;

•	ability to improve productivity and profitability; and

•	anticipated returns on investment.

     Introduce New Services. In addition to our current broad service offering, we continuously evaluate new services for possible introduction into our stores. For example, in fiscal 2002, we introduced prepaid debit cards into our stores through a relationship with NetSpend Corporation, a prepaid payments company. NetSpend’s All-Access® MasterCard® Debit Card allows our customers to “load” cash onto a MasterCard debit card and use it wherever MasterCard debit cards are accepted. We receive a fee when customers purchase the card, load cash on the card, use it for a purchase, or use it at an automated teller machine for a cash withdrawal. During fiscal 2004, we and our franchisees sold approximately 149,000 cards and loaded a total face value of more than $268 million. We believe that our distribution network, with 1,230 network stores in 36 states and the District of Columbia, makes us an ideal partner for financial service companies seeking to gain immediate access to our customer base. Our distribution network allows us to offer our customers new services through third parties, without incurring the costs associated with a proprietary research and development process.

     Continue Comparable Store Revenue Growth. We believe we have an opportunity to continue comparable store revenue growth. To increase comparable store revenues, we employ a variety of advertising and marketing programs, with a focus on in-store programs that allow us to combine the selling efforts of store personnel with various selling messages displayed on point-of-purchase material. We also employ seasonal marketing campaigns around specific annual events, such as a loan program around the holidays and a tax season promotion at the beginning of the calendar year. In addition to adding new services, we seek to attract additional customers. For example, we recognize the importance of the growing Hispanic demographic and have designed specific advertising and point-of-purchase materials to meet their needs.

     Improve Operating Efficiency. As our business grows, we seek to further improve our operating efficiency. We have outlined a list of Operational Goals to maximize the profitability potential of our stores. Our employees are evaluated and compensated, in part, based on their achievement of these goals, which we adjust each year to account for the continued improvement in our business. We believe that by focusing on these specific goals and tying them to employee compensation, we can further enhance the operating efficiency of our stores as well as overall operating margins. As a result of continued improvement in our operating model, we increased our gross margin by over 50 basis points during fiscal 2004 as compared to fiscal 2003.

Our Customers

     We primarily serve the nation’s approximately 60 million unbanked and underbanked individuals with services to help them manage their day-to-day financial needs. Our customers generally do not participate in the traditional banking and financial services system and require alternative solutions to gain convenient and immediate access to cash, short-term consumer loans, bill payments, money transfers and prepaid debit cards.

     Our customer profile is diverse. Based on a recent survey of our customers, we believe the demographic composition of our customer base to be as follows:

•	approximately 50% Caucasian; 25% Hispanic; 20% African American; 5% Other;

•	a majority ranging in age from 25 to 45;

•	an average household annual income of approximately $30,000, with approximately 40% above $40,000;

•	approximately half are male and half are female, with our check cashing customers skewed towards younger males and our short-term consumer loan customers skewed towards older females;

•	generally rent their housing and move more frequently than the national average; and

•	pay bills with walk-in payments or money orders.

     We believe that the Hispanic population, while an estimated 25% of our customer base today, offers significant growth potential for us. According to the U.S. Census Bureau, Hispanics are the largest minority group in the United States, numbering approximately 39 million and representing the fastest growing demographic segment in the United States, with 58% population growth between 1990 and 2000.

Our Services

     We offer convenient, fee-based services to meet the needs of our customers, including check cashing, short-term consumer loans, bill payment, money transfer and money order services and other retail financial services. The following table reflects the major categories of services that we currently offer and the revenues (in thousands) from these services for the indicated fiscal years:

	Fiscal Year Ended June 30,
Revenue Category	2004	2003	2002
Check cashing	$129,194	$125,703	$118,907
Short-term consumer loans	77,029	70,806	74,197
Bill payments	16,961	13,507	10,156
Money transfers	11,136	10,898	10,998
Money orders	6,330	6,960	7,554
Franchising	2,774	2,346	2,199
Other fees	3,235	4,069	5,255

Total revenue	$246,659	$234,289	$229,266

     Check cashing. Our primary business is cashing checks for a fee. We primarily cash payroll checks, but we also cash government assistance, tax refund and insurance checks or drafts. Subject to market conditions at different locations, our check cashing fees for payroll checks are approximately 2.3% of the face amount of the check. We may charge higher rates for cashing out-of-state checks, handwritten checks, money orders and insurance checks or drafts, depending on risk and market factors. Unlike many of our competitors, we display our check cashing fees in full view of our customers on a menu board in each store and provide a detailed receipt for each transaction. Although we have established guidelines for approving check cashing transactions, we have no preset limit on the size of the checks we will cash.

     During fiscal 2004, we cashed approximately 13.2 million checks with an aggregate face amount of approximately $5.1 billion. The face amount of the average check was $388 and our average fee per check was $9.91, or 2.6%, of the average check.

     If a check cashed by us is not paid for any reason, we account for the amount of the check as a loss in the period in which it is returned. We then transfer the check to our collection department, which contacts the maker and payee of each returned check to initiate the collection process. Our collection department utilizes a proprietary automated tracking system to monitor the status of all returned items. For the fiscal years ended June 30, 2004, 2003 and 2002, our net write-off as a percentage of the face amount of checks cashed was 0.15%, 0.14% and 0.16%, respectively.

     Short-term consumer loans. We are engaged in the short-term consumer loan business because we believe that many consumers have limited access to other sources of consumer credit. In general, the short-term consumer loans offered at our stores involve providing a customer with cash in exchange for the customer’s check or an authorization to debit the customer’s bank account, along with an agreement to defer the deposit of that check or the initiation of that debit on the customer’s account, as the case may be, until the customer’s next payday, typically two to four weeks later. If the customer returns to the store and repays the loan, we return the check to the customer. If the customer fails to repay the loan, we deposit the check or debit the customer’s checking account. If the check is returned or the debit is rejected for insufficient funds or any other reason, we contact the customer and initiate collection efforts. Customers must have a checking account in order to apply for a short-term consumer loan.

     The amount of the customer’s check or debit authorization is the amount of the cash provided to the customer plus our fee. Our short-term consumer loans are authorized by statute or rule in the states in which we offer them and are subject to extensive regulation. The scope of that regulation, including the terms on which short-term consumer loans may be made, by the states is not consistent. All states in which we offer short-term consumer loans establish maximum allowable fees and other charges to consumers for these short-term consumer loans. In addition, many of the states regulate the maximum amount, maturity and renewal or extension of these short-term consumer loans. To comply with the laws and regulations of the states in which short-term consumer loans are offered at our stores, the terms of our short-term consumer loans must vary from state to state. As required, we are licensed to offer short-term consumer loans under the laws and regulations of the states.

     Since January 1, 2003, all of the short-term consumer loans offered at our company-owned stores have consisted of either short-term consumer loans made by us or short-term consumer loans made by Republic Bank & Trust Company, a Kentucky state-chartered bank. As of June 30, 2004, we were offering short-term consumer loans in 561 of our owned stores and Republic Bank was offering short-term consumer loans in 359 of our company-owned stores in Texas, Pennsylvania and Arkansas. As of June 30, 2004, we did not offer short-term consumer loans in 106 of our company-owned stores in Alabama, Georgia, Maryland and North Carolina due to an unfavorable regulatory environment in those states. During the fiscal year ended June 30, 2004, we made approximately 1.4 million short-term consumer loans and Republic Bank made approximately 541,000 short-term consumer loans through our stores. The average advance provided to a customer in our short-term consumer loan transactions was $269 and the average finance charge paid to us was $39.40. The average advance provided to a customer by Republic Bank loan made through our stores was $296 and the average finance charge was $52.11. As of June 30, 2004, the gross receivable for short-term consumer loans made by us was approximately $27.7 million. In addition, we are obligated to pay Republic Bank for loan losses in an amount up to the total outstanding amount of Republic Bank loans recorded on Republic Bank’s financial statements, which was $9.4 million as of June 30, 2004.

     For the short-term consumer loans we offer, the customer’s application data is electronically transmitted to our centralized computer system, which scores the loan with a proprietary loan-scoring system. An approval or denial is communicated back to the store, where the required loan documentation or adverse action form is printed for the customer. Loans made by Republic Bank are scored in a similar process, but Republic Bank is responsible for reviewing each loan application and determining whether such application is approved for a loan. We are not involved in the loan approval process or the determination of the Republic Bank loan approval procedures or criteria. For our fiscal year ended June 30, 2004, our provision for loan losses as a percentage of matured loan volume for our loans and for Republic Bank loans combined was 4.7%.

     Bill payments. Our stores serve as payment locations for customers to pay many of their utility, telephone and other bills to third parties and also serve as a distribution point for bank-issued prepaid debit cards.

     Upon acceptance of the customer’s bill payment in cash, we remit the amount owed to the third party under an agreement with that payee and either receive a service fee from the payee or collect a fee from the consumer. We offer these services primarily through agreements directly with various product and service providers, such as Verizon, Sprint, TXU (a Texas utility company), and Baltimore Gas & Electric. In fiscal 2004 and 2003, we processed approximately 8.6 million and 6.8 million bill payment transactions, respectively.

     Our stores also offer NetSpend’s ACE MasterCard debit card, which allows customers to “load” cash onto a MasterCard debit card and use it wherever MasterCard debit cards are accepted. We receive a fee when customers purchase the card, load cash on the card, use it for a purchase or use it at an automated teller machine for a cash withdrawal. During fiscal 2004, we and our franchisees sold more than 149,000 cards and loaded more than $268 million onto these cards, compared to fiscal 2003, when we and our franchisees sold more than 34,000 cards and loaded more than $59 million onto these cards.

     Money transfers. We are an agent for the transmission and receipt of wire transfers through the MoneyGram® network, the second largest wire transfer provider after Western Union. Through this network, our customers can transfer funds electronically to any of approximately 60,000 MoneyGram agent locations worldwide, including our stores. MoneyGram establishes the fees for this service and pays us a commission.

     Money orders. We sell money orders issued by Travelers Express in any amount up to $1,000. These money orders are generally used by our customers for bill payments, rent payments and other general disbursements. We sold approximately 8.8 million money orders during fiscal 2004. The fees charged for money orders depend on local market conditions and the size of the money order. We remit the face amount of each money order sold to Travelers Express. Our money order revenues include the fee paid by our customers and the recognition of deferred revenue related to contract incentive payments.

     Franchising. We sell several types of ACE franchises, including: a standard store franchise; a store-within-a-store or kiosk franchise; a small market franchise for market areas with a population under 15,000; and a conversion franchise that permits an existing check cashing business to convert to an ACE franchisee. Our franchise revenues consist of an initial franchise fee of up to $30,000 and monthly royalties of up to 6% of revenue. There were 204 company-franchised stores in operation as of June 30, 2004, compared to 200 as of June 30, 2003, and we currently have franchise agreements with franchisees to develop over 100 new franchise stores.

     We franchise our stores in order to complement our company-owned growth and network expansion plans in a cost effective manner. By expanding into new geographic markets, we increase our brand awareness and create further purchasing power with our vendors and a pipeline for future acquisition opportunities. Typically, we have a right of first refusal to purchase the franchised store. Since fiscal 1996, we have acquired over 100 franchised stores from franchisees.

     Other services. In many company-owned stores, we offer a variety of other retail financial services to our customers, such as public transportation passes, photocopying, fax transmission services, postage stamps and various prepaid services, including long-distance telephone cards.

     We have developed self-service machines, which are able to cash checks, sell prepaid long-distance telephone cards, sell money orders and process third-party bill payments. As June 30, 2004, we had eight machines in company-owned locations, and we placed 219 self-service machines in H&R Block retail locations for use during the 2004 tax season (i.e., January through March.) The machines in H&R Block locations only cash refund anticipation loan checks issued to customers of H&R Block. As of June 30, 2004, we had 61 bill payment self-service machines located at a third-party service provider’s locations.

New Store Economics

     The capital cost of opening a new store varies depending on the size and type of store, but is typically in the range of $65,000 to $75,000, before the Moneygram incentive. This capital cost includes leasehold improvements, signage, computer equipment and security systems. MoneyGram pays us an incentive for each new location opened, which is accounted for as deferred revenue that is recognized over the remaining life of the MoneyGram contract. During fiscal 2004, we opened 53 company-owned stores, including 11 ACE Cash Advance stores. In addition, the typical store requires working capital of $80,000 to $100,000 to fund operating cash and the store’s loan portfolio. It typically takes approximately one year for a store to break even on a store margin basis. First-year losses typically average $15,000 to $25,000 per store.

     The following tables show the average annual store revenues and the average gross margin for company-owned stores (excluding acquired stores) which were opened in the year indicated and were open as of June 30, 2004:

		Average Store Revenues
	Number of	Year Ended June 30,
	Stores Open at
Year Opened:	June 30, 2004	2004	2003	2002	2001	2000
		(in thousands)
1995 and earlier	252	$286.3	$272.4	$275.7	$242.6	$199.8
1996	25	274.6	269.2	264.4	246.1	194.4
1997	34	268.2	245.3	239.6	206.1	159.6
1998	46	250.0	240.7	226.5	189.7	132.1
1999	63	211.5	204.1	199.4	162.9	93.1
2000	61	206.7	188.6	178.0	125.3	26.7
2001	41	215.3	187.9	143.2	34.3	—
2002	39	175.3	123.6	32.7	—	—
2003	13	154.2	33.8	—	—	—
2004	53	27.4	—	—	—	—

	627
Acquired stores	399

	1,026

		Average Store Gross Margin
	Number of	Year Ended June 30,
	Stores Open at
Year Opened:	June 30, 2004	2004	2003	2002	2001	2000
		(in thousands)
1995 and earlier	252	$119.4	$111.9	$116.2	$80.7	$86.6
1996	25	108.9	106.2	107.9	91.1	82.0
1997	34	98.2	88.1	87.8	55.2	41.9
1998	46	77.7	82.4	79.7	43.4	27.0
1999	63	59.3	59.1	56.5	16.9	(11.3)
2000	61	52.3	45.9	43.2	(7.9)	(12.9)
2001	41	52.0	39.4	8.4	(21.3)	—
2002	39	32.1	(5.3)	(24.9)	—	—
2003	13	13.8	(17.6)	—	—	—
2004	53	(30.8)	—	—	—	—

	627
Acquired stores	399

	1,026

     Our store construction and facilities planning staff reviews and negotiates leases for store locations, supervises the construction of new stores and the remodeling of existing stores and performs lease management services once the leases are executed. Since many of our stores are built within existing retail space, the work area of each store is a modular-designed unit that can be customized to meet the varying size and other requirements of each location while giving it a consistent appearance.

     We close stores in the normal course of business for various reasons, including inadequate operating performance, lease expirations and shopping center closings. During fiscal 2004 and 2003, we closed 24 and 28 company-owned stores, respectively.

Company-Owned Store Locations and Operations

     The following map illustrates the number and location of company-owned stores in operation as of June 30, 2004:

     The following table illustrates the development of company-owned stores since June 30, 2000:

	Company-Owned Stores
	As of June 30,
Market Area	2004	2003	2002	2001	2000
Texas	340	328	329	326	309
California	87	85	88	90	30
Arizona	72	75	72	75	73
Colorado	66	53	56	53	52
Florida	63	68	91	91	90
Georgia	44	46	50	50	54
Tennessee	39	18	18	19	26
Maryland	38	39	39	40	48
Louisiana	35	27	27	25	25
Virginia	32	29	29	29	27
Indiana	28	26	25	25	25
Ohio	27	25	24	18	11
Oklahoma	20	21	23	23	12
North Carolina	18	16	16	16	17
Pennsylvania	16	16	16	9	3
Washington, D.C.	16	16	16	16	18
Nevada	15	14	14	14	14
Washington	14	13	13	13	14
New Mexico	13	11	10	10	8
Missouri	11	11	11	11	11
South Carolina	10	10	13	13	17
Arkansas	8	8	8	8	8
Oregon	7	8	8	7	9
Kansas	6	4	4	4	4
Alabama	1	1	3	3	3
Kentucky	—	—	—	—	2
Utah	—	—	—	—	5

Total	1,026	968	1,003	988	915

     We typically locate our company-owned stores in highly visible, accessible locations and operate during convenient hours for our customers. We locate stores on high traffic streets or intersections. Our stores occupy approximately 1,200 square feet on average and are located in strip shopping centers and free-standing buildings. As of June 30, 2004, we also operate 80 smaller kiosks located inside retail stores. We are focused on increasing the customer’s awareness of ACE by using consistent signage and store design at each location. All but two of our company-owned stores are leased.

     Normal business hours of our company-owned stores are from 9:00 a.m. until 7:00 p.m., Monday through Thursday, 9:00 a.m. until 8:00 p.m. on Friday and 9:00 a.m. until 6:00 p.m. on Saturday. Approximately 190 stores are also open on Sunday, generally from 10:00 a.m. until 5:00 p.m. The business hours of any store may be changed due to local market conditions. We are open on all holidays except for Thanksgiving, Christmas and New Year’s Day.

Franchised Store Locations

     The following map illustrates the states in which our franchisees operate stores and the number of stores in operation as of June 30, 2004:

     We are the largest franchisor of check cashing stores in the United States. Our franchises are marketed through a dedicated sales force, supplemented by advertising in newspapers, trade journals and other media.

     The following table illustrates the development of franchised stores since June 30, 2000:

	Franchised Stores
	As of June 30,
Market Area	2004	2003	2002	2001	2000
Texas	51	55	56	55	48
Ohio	20	18	16	14	9
South Carolina	14	13	8	8	7
Florida	13	16	14	13	12
Oklahoma	11	11	11	9	11
Arizona	9	5	3	2	2
California	9	10	11	12	15
North Carolina	8	6	7	7	5
Tennessee	8	7	7	7	2
Colorado	7	6	4	3	3
Kansas	6	5	4	1	—
Louisiana	6	12	12	12	13
Missouri	6	4	3	3	3
Oregon	5	4	4	4	3
Georgia	4	6	6	7	6
Kentucky	3	3	2	2	2
Alabama	2	—	—	1	1
Arkansas	2	1	1	1	2
Delaware	2	2	1	1	1
Idaho	2	2	2	1	1
Indiana	2	2	2	2	2
Maine	2	1	1	1	1
Minnesota	2	2	2	2	2
Wisconsin	2	1	1	—	—
Hawaii	1	1	—	—	—
Michigan	1	1	1	1	—
Mississippi	1	2	1	1	—
New Jersey	1	1	1	1	1
Pennsylvania	1	—	—	—	—
South Dakota	1	1	1	1	—
Virginia	1	1	1	—	—
Wyoming	1	1	1	1	1
Connecticut	—	—	—	2	2
Massachusetts	—	—	—	—	—
Utah	—	—	—	—	—
Washington	—	—	—	—	2

Total	204	200	184	175	157

     We are planning to accelerate our expansion through the sale of new franchises and the opening of additional stores under existing franchise agreements.

Advertising and Marketing

     Our marketing efforts are designed to grow revenues by creating customer loyalty and introducing new customers to the ACE brand. We achieve this by developing services and promotions that create high perceived value, supported by excellent customer service.

     We have been effective in marketing our services through in-store programs with high-impact, consumer relevant point-of-purchase materials. We implement additional promotions to maximize key seasonal revenue opportunities, including holidays and tax season.

     In fiscal 1996, we introduced a loyalty and retention program called ACE Plus, which rewards customers with free phone cards or free check cashing based on a customer’s check cashing transactions. Since inception, approximately 6.6 million customers have joined the ACE Plus program. Approximately 2 million customers have used their ACE Plus card in the last 12 months. By the end of calendar 2004, we plan on introducing a significantly enhanced loyalty program encompassing all customer transactions.

     We are currently testing the effectiveness of a new advertising campaign that includes mass media (primarily radio) in English and Spanish, and enhanced bilingual in-store communications.

Information Systems

     Our information systems include a proprietary point-of-sale system in our stores and a management information system that together form the foundation of our operating model.

     The point-of-sale system is fully operational in all stores and is licensed to our franchisees. It is designed to facilitate customer service and risk management in a logical and straight-forward manner for our store employees. The point-of-sale system:

•	records and monitors the details of every transaction, including the service type, amount, fees, employee, time, actions taken and duration;

•	integrates a proprietary and extensive customer/maker risk management database with an automated decision methodology to guide our employees through the transaction and to better manage risk in check cashing transactions;

•	provides services in a standardized and efficient manner, which we believe allows us to operate our stores with fewer personnel than many of our competitors (many of our stores are operated by only one person);

•	reduces the risk of transaction errors by automatically recalling customer data and calculating fees; and

•	provides fully automated, immediate and statistically validated loan application decisions that help ensure standardization and compliance with state and federal lending regulations.

     On at least a daily basis, and in many cases on a real-time basis, all transaction data are transmitted to our centralized database at our headquarters and are integrated into our management information system. This system is designed to provide summary and detailed information to district managers, regional vice presidents and corporate managers at any time through internet connectivity. The system allows us to:

•	monitor daily revenue by service on a company, regional, store and employee basis;

•	monitor and manage daily store exception reports, which record, for example, any cash shortages and late store opening times;

•	identify cash differences between bank statements and our records, such as differences resulting from missing checks and deposits;

•	determine, on a daily basis, the amount of cash needed at each store location, allowing centralized cash management personnel to maintain the optimal amount of cash inventory in each store;

•	electronically transmit information and documents to third-party providers of services offered at our stores;

•	develop a standardized labor scheduling methodology by store, by day;

•	facilitate compliance with regulatory requirements; and

•	post revenue and some expenses to our general ledger system.

     Our information systems department has a staff of approximately 55 employees. Our development staff primarily focuses on designing and testing new point-of-sale enhancements as well as ongoing development of the management information systems infrastructure. Our store and customer help desk staff provides assistance to our store managers related to transaction procedures, as well as directly answering customer questions.

     We operate a wide area data communications network for our stores that has reduced customer waiting times, increased reliability and allowed the implementation of new service enhancements. Each of our stores has from two to four networked PCs that run the Windows NT® operating system on standard Intel-based PCs. We run our proprietary point-of-sale software on each of the PCs in order to control and record all retail transactions at the store. Connected to each PC are several peripherals, including a money order dispenser, receipt printer, laser printer, check scanner, cash drawer and debit card PIN pad.

     Each store is connected to our host system using either a DSL or frame relay connection that allows the store to quickly access our centralized corporate databases and risk management resources. All transaction posting, processing and storage is performed on the host system, an IBM iSeries™ (previously known as an AS/400) mid-range computer with over two terabytes of disk storage.

     We maintain and test a comprehensive disaster recovery plan for all critical host systems. The disaster recovery plan is routinely updated to reflect new requirements and business systems and, as part of the plan, we have a contract with a third party at an off-site location to provide us immediate access to needed technologies, if necessary.

Security

     Employee safety is critical to us. Almost all company-owned store employees work behind bullet-resistant Plexiglas® and steel-reinforced partitions. Each company-owned store’s security measures include safes, alarm systems monitored by third parties, teller area entry control, perimeter opening entry detection and tracking of all employee movement in and out of secured areas. All stores are currently using a centralized security system through a third-party provider. The centralized security system includes identical alarm systems in all stores, remote control activated alarms, arming/disarming and changing user codes and mechanically and electronically controlled time-delay safes.

     Our business requires our stores to maintain a significant supply of cash. We are therefore subject to the risk of cash shortages resulting from employee and non-employee theft and employee errors. Although we have implemented various programs to reduce these risks and provide security for our facilities and employees, there can be no assurance that these problems will be eliminated. During fiscal 2004, 2003 and 2002, cash shortages from employee errors and from theft were approximately $0.9 million (0.4% of revenues), $1.3 million (0.6% of revenues) and $2.1 million (0.9% of revenues), respectively.

     Our point-of-sale system allows management to detect cash shortages on a daily basis. In addition to other procedures, district managers conduct audits of each company-owned store’s cash position and inventories on an unannounced, random basis. Daily transportation of currency and checks is provided by professional armored carriers. Our employees generally do not transport currency or checks.

Human Resources

     Our operations are organized into regions. Each region has a regional vice president who reports to one of two division vice presidents of operations and is responsible for the operations, administration, training and supervision of company-owned stores in his or her region. We currently have 12 regional vice presidents (including the vice president responsible for ACE Cash Advance stores) who are responsible for the operations of approximately 85 stores each. We currently have 78 district managers, each of whom reports to the regional vice president for his or her region and is directly responsible for the general management of up to 20 stores within his or her territory. These district managers are responsible for hiring, scheduling, store operations, local marketing and employee relations. Each store manager reports to a district manager and has direct responsibility over his or her store’s operations.

     Each region also has a human resources manager that coordinates recruiting, hiring and training (initial and on-going) within the region. In 2002, we committed to hiring only nationally certified human resources managers. Currently, nine of our 12 managers are certified and the remaining three are preparing for the certification tests in 2004 and 2005. All human resources managers attend an annual three-day conference at the corporate office and must complete 60 hours of continuing education every three years to maintain their national certification.

     Training. Service associates, store managers, district managers and regional vice presidents must complete formal training programs. Those training programs include:

•	an annual management training program with all regional vice presidents, district managers and human resource managers which covers employee hiring, progressive discipline, retention, sexual harassment, compensation, equal employment opportunity compliance and leadership;

•	an annual three-day district manager conference at our corporate headquarters which covers topics such as customer service, loss reduction, safety and security, better delivery of services and compliance with legal and regulatory requirements;

•	quarterly regional vice president meetings that focus on operational goal achievement and human resource issues; and

•	store employee training which consists of classroom and on-the-job training with experienced store employees for a minimum of three weeks.

     The regional human resources manager also coordinates on-going training for store employees to review customer service, compliance and service-focused issues.

     Hiring and Retention. District managers, human resource managers and team leaders, who are experienced store managers, are responsible for store employee recruitment. To facilitate this process, we use an internet-based automated recruitment system that pre-screens all applicants to ensure they meet our position requirements. We believe the automated recruitment system also allows us to identify employee characteristics and recruiting sources that can lead to long-term, successful employees.

     All store employees undergo a thorough criminal background check, social security check, credit check, employment verification, drug screening and two-step interview process before employment. In 2001, we created a compensation and career path program to provide employees with a competitive pay rates and opportunities for advancement. We offer a complete and competitive benefits package to attract and retain employees.

Employees

     At June 30, 2004, we had 2,387 employees, including 920 service associates at company-owned stores, 1,090 store managers, 78 district managers, 12 regional vice presidents, 185 regional support personnel (located in regional offices and the corporate headquarters), 95 corporate employees and seven franchise personnel. We use third-party firms to conduct background checks, credit checks and drug tests of all of our prospective employees.

     We consider our employee relations to be good. Our employees are not covered by a collective bargaining agreement, and we have never experienced any organized work stoppage, strike, or labor dispute.

Competition

     We believe that the principal competitive factors in the check cashing and short-term consumer loan (also known as payday loan) industry are location, customer service, fees, convenience, range of services offered, speed and confidentiality. We face intense competition and believe that the check cashing and short-term consumer lending markets are becoming more competitive as these industries mature and consolidate. We compete with other check cashing stores, grocery stores, banks, savings and loan institutions, short-term consumer lenders, other financial services entities and any retail businesses that cash checks, sell money orders, provide money transfer services, or offer other similar financial services. Some retailers cash checks without charging a fee under limited circumstances. Some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources. Our stores have also recently been facing competition from automated check cashing machines deployed in supermarkets, convenience stores and other public venues by large financial services organizations, as well as retail financial services that our competitors offer over the internet. We cannot assure you that we will be able to compete successfully with our competitors.

Relationship with Republic Bank

     We are party to a marketing and servicing agreement with Republic Bank. Under this agreement, we provide various services to Republic Bank in connection with our marketing and servicing of Republic Bank’s short-term consumer loans in exchange for which we are paid fees by Republic Bank. As of June 30, 2004, Republic Bank was offering its loans in 359 of our company-owned stores in Arkansas, Pennsylvania and Texas. Approximately 9.7% and 3.9% of our total revenues in fiscal 2004 and 2003, respectively, were derived from fees paid to us by Republic Bank.

     Although we market and service these Republic Bank loans, Republic Bank is responsible for reviewing each loan application and determining whether such application is approved for a loan. We are not involved in the loan approval process or the determination of the loan approval procedures or criteria, nor do we acquire or own any participation interest in these loans. Consequently, Republic Bank loans are not included in our loan portfolio or in our loans receivable.

     Under our agreement with Republic Bank we are obligated to reimburse Republic Bank by paying it an amount equal to the net amount charged off by Republic Bank, less Republic Bank’s established reserves. We could be obligated to pay Republic Bank for loan losses in an amount up to the total outstanding amount of Republic Bank loans recorded on Republic Bank’s financial statements, which was $9.4 million as of June 30, 2004.

     Because of our economic exposure for losses related to the Republic Bank loans, we maintain a payable to Republic Bank at levels to cover the anticipated liability for Republic Bank loan losses. We determine our allowance for loan losses and our payable to Republic Bank based upon a review of historical and recent loan losses and the loan portfolio. For the year ended June 30, 2004, we provided approximately $7.4 million for losses on Republic Bank loans and charged-off $6.5 million related to these loans. The balance of the liability for Republic Loan losses reported in accrued liabilities as of June 30, 2004 was $0.7 million.

Regulation

     General. We are subject to regulation in some jurisdictions in which we operate, including jurisdictions that regulate check cashing fees or require the registration of check cashing companies or money transmission agents. We are also subject to federal and state regulation relating to the recording and reporting of certain financial transactions and relating to the privacy of customer information. Further, our loan-related activities are subject to state regulation and, in certain respects, federal regulation.

     State Regulations. In some states, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements. We operate in 18 states or jurisdictions that have licensing and/or fee regulations regarding check cashing: Arizona, Arkansas, California, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, Washington and the District of Columbia. We are licensed in each of the states or jurisdictions in which a license is currently required for us to operate as a check cashing company. To the extent these states have adopted ceilings on check cashing fees, those ceilings are in excess of or equal to the fees we charge.

     In those states in which we operate as a short-term consumer or payday lender, we are licensed as such and are subject to the various state regulations governing the terms of short-term consumer loans. Typically, the state regulations limit the amount that a lender or service-provider may lend or provide and, in some cases, the number of loans or transactions that a lender or service-provider may make, to any customer at one time, restrict the amount of finance or service charges or fees that the lender or service provider may assess in connection with any loan or transaction and limit a customer’s ability to renew any loans or transactions. The lender or service provider must also comply with various consumer disclosure requirements, which are typically similar or equivalent to the federal Truth in Lending Act and corresponding federal regulations, in connection with the loans or transactions. Collection activities regarding past due loans or similar transactions may also be subject to consumer-debt-collection laws and regulations adopted by the various states.

     We are subject to franchising laws and regulations in the states in which we offer and sell franchises. Those laws and regulations vary by state, but generally include filing or registration requirements, record-keeping requirements and mandated disclosures to prospective franchisees.

     Federal Regulations. Under the Bank Secrecy Act regulations of the U.S. Department of the Treasury, we must report transactions involving currency in an amount greater than $10,000, and we must retain records for five years for purchases of monetary instruments for cash in amounts from $3,000 to $10,000. In general, every financial institution, including us, must report each deposit, withdrawal, exchange of currency or other payment or transfer, whether by, through or to the financial institution, that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as single transactions if the financial institution has knowledge that the transactions are by, or on behalf of, any person and result in either cash in or cash out totaling more than $10,000 during any one business day. Management believes that our point-of-sale system and employee-training programs permit us to comply with these requirements.

     The Bank Secrecy Act also requires us to register as a money services business with the Treasury Department. This registration is intended to enable governmental authorities to better enforce laws prohibiting money laundering and other illegal activities. We are registered as a money services business with the Treasury Department and must re-register with the Financial Crimes Enforcement Network of the Treasury Department, or FinCEN, by December 31, 2005, and at least every two years thereafter. We must also maintain a list of names and addresses of, and other information about, our stores and must make that list available to any requesting law enforcement agency (through FinCEN). That store list must be updated at least annually. We do not believe that compliance with these existing requirements has had or will have any material impact on our operations.

     In addition, federal regulations require us to report suspicious transactions involving at least $2,000 to FinCEN. The regulations generally describe three classes of reportable suspicious transactions—one or more related transactions that the money services business knows, suspects, or has reason to suspect (1) involve funds derived from illegal activity or are intended to hide or disguise such funds, (2) are designed to evade the requirements of the Bank Secrecy Act, or (3) appear to serve no business or lawful purpose. Because of our point-of-sale system and employee-training programs, we do not believe that compliance with the existing reporting requirement and the corresponding record keeping requirements, has had or will have any material impact on our operations.

     The Gramm-Leach-Bliley Act and its implementing federal regulations require us to generally protect the confidentiality of our customers’ nonpublic personal information and to disclose to our customers our privacy policy and practices, including those regarding sharing the customers’ nonpublic personal information with third parties. That disclosure must be made to customers at the time that the customer relationship is established and at least annually thereafter.

     Federal anti-money-laundering laws make it a criminal offense to own or operate a money transmitting business without the appropriate state licenses. In addition, the USA PATRIOT Act of 2001 and its implementing federal regulations require us, as a “financial institution,” to establish and maintain an anti-money-laundering program. Such a program must include (1) internal policies, procedures and controls designed to identify and report money laundering, (2) a designated compliance officer, (3) an ongoing employee-training program and (4) an independent audit function to test the program. Because of our compliance with other federal regulations having essentially a similar purpose, we do not believe that compliance with these requirements has had or will have any material impact on our operations.

     Short-term Consumer Loans. Short-term consumer loans, also known as payday loans, are strictly regulated by federal guidance and state laws and regulations. The Office of the Comptroller of the Currency, which supervises national banks, took action in 2002 to effectively prohibit certain national banks from offering and making short-term consumer loans because of various risks it believes short-term consumer lending poses to those banks. Also, during the last few years, legislation has been introduced in the U.S. Congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that would prohibit or severely restrict short-term consumer loans. For example, in December 2002, we ceased offering short-term consumer loans at our stores in Alabama, Georgia and North Carolina as a result of laws enacted restricting short-term consumer loans in those states. As a result of more recently enacted laws in Alabama permitting short-term consumer loans, beginning July 2004, we have resumed offering short-term consumer loans at our store in that state. More recently, the Georgia state legislature passed a proposed law banning short-term consumer loans in that state. We intend to continue, with others in the short-term consumer loan industry, to inform and educate legislators and to oppose legislative or regulatory action that would prohibit or severely restrict short-term consumer loans. Nevertheless, if legislative or regulatory action with that effect were taken on the federal level or in states in which we have a significant number of stores, that action would have a material adverse effect on our loan-related activities and revenues. Moreover, similar action by states where we are not currently conducting business could result in us having fewer opportunities to pursue our growth strategy.

     Since January 1, 2003, all of the short-term consumer loans offered at our stores have consisted of either (1) short-term consumer loans we made, or (2) short-term consumer loans Republic Bank made. Our activities as a short-term consumer lender obligate us to comply with the consumer-disclosure requirements of the federal Truth in Lending Act and Regulation Z adopted under that act. Our activities as a collection agent for our past-due loans and past-due Republic Bank loans obligate us to comply with the federal Fair Debt Collection Practices Act and corresponding regulations and to register as a collection agency in certain states.

     Republic Bank is subject to supervision and regular examinations by the Kentucky Department of Financial Institutions and the FDIC. In July 2003, the FDIC issued guidelines governing permissible arrangements between a state-chartered bank and a marketer and servicer of its short-term consumer loans, also know as payday loans. Those guidelines apply to our marketing and servicing agreement with Republic Bank regarding the offering of Republic Bank loans at our stores in Arkansas, Pennsylvania and Texas and our servicing activities regarding those loans. The guidelines describe the FDIC’s expectations for a bank’s prudent risk-management practices regarding short-term consumer loan marketing and servicing relationships. They address bank capital requirements, allowances for loan losses and loan classifications as well as income recognition, collection-recovery practices and compliance with consumer protection laws when a bank engages in short-term consumer lending. We do not believe that the FDIC’s guidelines will have a material impact on our existing relationship with Republic Bank. Nevertheless, if the FDIC’s implementation of those guidelines or the promulgation of any additional guidelines were to ultimately restrict the ability of all or certain state-chartered banks, including Republic Bank, to maintain relationships with short-term consumer loan servicers like us, it could have a material adverse impact on our loan-related activities and revenues.

     As a result of our agreement with Republic Bank, our activities regarding the Republic Bank loans are also subject to examination by the FDIC and the other regulatory authorities to which Republic Bank is subject. To the extent an examination involves review of the Republic Bank loans and related processes, the regulatory authority may require us to provide requested information and to grant access to our pertinent locations, personnel and records.

Relationships with the Money Order and MoneyGram Suppliers

     Money Order Agreement. We are a party to a money order agreement with Travelers Express Company, Inc., which became effective December 17, 1998 and expires December 31, 2007. Under this agreement, we exclusively sell Travelers Express money orders that bear our logo. The money order agreement obligates us to make prompt remittances of money order proceeds. Our payment and other obligations to Travelers Express under the money order agreement and the MoneyGram Agreement (described below) are secured by a subordinated lien on our assets in accordance with security agreements described in Note 3 of Notes to Consolidated Financials Statements.

     In conjunction with the money order agreement, we received $3 million from Travelers Express in April 1998, and $400,000 in each of 1999 through 2003, for a total of $5 million. When the term of the money order agreement was extended in October 2003, we received a signing bonus of approximately $2 million and have and will receive annual incentive bonuses of $350,000 on January 1 each of 2004 through 2007. The signing bonus and each annual incentive bonus will be amortized on a straight-line basis over the period for and during which that bonus is paid. If the money order agreement is terminated before its expiration under certain circumstances, we will be obligated to repay Travelers Express a portion of the amendment signing bonus (without interest). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 3 of Notes to Consolidated Financial Statements.

     MoneyGram Agreement. We act as an agent for the receipt and transmission of wire transfers of money through the MoneyGram network in accordance with a money transfer agreement with Travelers Express and MoneyGram Payment Systems, Inc., an affiliate of Travelers Express, that became effective on January 1, 2001 and expires on December 31, 2007. We agreed to offer and sell only MoneyGram wire transfer services during the seven-year term of this MoneyGram Agreement. Under the MoneyGram Agreement, we earn commissions for each transmission and receipt of money through the MoneyGram network effected at a company-owned location; those commissions equal varying percentages of the fees charged by MoneyGram Payment Systems to consumers for the MoneyGram services.

     Under the MoneyGram Agreement, we are also entitled to receive a total of approximately $12.5 million in bonuses, payable in equal monthly installments (without interest) over the seven-year term. The amount of those monthly installments will be subject to reduction if we close or sell a significant number of those locations at which MoneyGram services were offered at the beginning of the MoneyGram Agreement. In addition, we will be entitled to receive certain incentive payments regarding new MoneyGram service locations that we open or acquire during the term of the MoneyGram Agreement.

Relationship with H&R Block/SSM Arrangements

     We are a party to a multi-year license agreement with H&R Block Tax Services, Inc. under which we may place our self-service machines (“SSMs”) in various H&R Block retail offices during the tax season (i.e., January through March) of each year. Those SSMs are available to cash only tax refund and tax refund anticipation loan checks for H&R Block’s customers. We receive check-cashing fees from customers who use those SSMs, and we pay H&R Block fees that vary according to the value of the checks cashed in those SSMs. We placed over 200 SSMs in H&R Block retail offices during the 2004 tax season, and anticipate placing between 50 and 150 SSMs at H&R Block retail offices during the 2005 tax season.

     The arrangements by which we obtained cash or currency for the SSMs in the H&R Block retail offices are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Self-Service Machine Funding Arrangements.”

ITEM 2. PROPERTIES

     Our average store size is approximately 1,200 square feet. Our stores are located in strip shopping centers, free-standing buildings and kiosks located inside retail stores. All but two of our stores are leased, generally under leases providing for an initial term of three years and optional renewal terms of three to six years. We own the land and building at one store in Indianapolis, Indiana and one store in Tampa, Florida. Our corporate headquarters in Irving, Texas, a suburb of Dallas, occupies approximately 56,000 square feet under a lease that expires in 2008.

ITEM 3. LEGAL PROCEEDINGS

Settlement of Goleta Loan-Related Proceedings

     We have been a defendant in a number of lawsuits regarding our former arrangements with Goleta National Bank under which Goleta offered short-term consumer loans to our customers at or through most of our owned stores before January 1, 2003. These lawsuits alleged that we, rather than Goleta, should have been properly regarded as the lender for the loans because of our services in connection with the loans and our purchase of participation interests in those loans and that the loans, including the interest charge, should be governed by the laws of the respective states in which the borrowers reside. On May 12, 2003, however, we entered into a settlement agreement to settle and terminate the nationwide class-action Goleta loan-related lawsuit, Purdie v. Ace Cash Express, Inc. et al., that was pending in the United States District Court in Dallas, Texas, and on December 15, 2003, the federal court entered a final judgment and order granting final approval of the settlement agreement. Because of the broad nature of the class described in the settlement agreement approved by the court, we believe that the settlement not only disposes of those claims brought against us in the Purdie lawsuit, but also disposes of those claims brought in the other Goleta loan-related lawsuits, as well as any future claims brought on the same grounds.

     In the settlement agreement, we agreed to pay:

•	at least $2.5 million as refunds to former borrowers who have repaid all of their Goleta loans and who timely submit claims for refunds or, if the refunds and certain other amounts paid by us total less than $2.5 million, the amount of the shortfall to certain consumer-advocacy organizations;

•	up to $2.1 million as attorneys’ fees to the plaintiffs’ counsel in the Purdie and other Goleta loan-related lawsuits being settled and terminated; and

•	notice and other administrative costs in connection with the settlement.

     In the settlement agreement, we also agreed:

•	To ensure that any of our short-term consumer loans or deferred-deposit transactions made under state law during the two years ended December 31, 2004 are made only in compliance with any applicable state short-term consumer-lending laws, except that we may rely on federal-preemption rules in connection with acting as marketing and servicing agent for the Republic Bank deferred-deposit loans made at or through certain of our stores; and

•	For the two years following the date on which we made the settlement payments, to make specified disclosures to borrowers of our short-term consumer loans regarding the expense of those loans and regarding certain collection-related expenses to which borrowers might become subject and to abide by specified restrictions on activities to collect our short-term consumer loans through automated clearinghouse debits and on credit reporting regarding borrowers of our short-term consumer loans.

     The refund payable by us to each eligible former borrower who filed a refund claim is approximately five percent of the interest or finance charges paid by that borrower, but not less than $7.50 or more than $45.00.

     Based on estimates of anticipated claims by eligible borrowers and of administrative and other costs related to the settlement, we recorded a $5.0 million charge for our settlement payment obligations in our financial statements in the third quarter of fiscal 2003. During the quarter ended September 30, 2003, we expensed an additional $0.1 million for administrative costs related to the settlement. In the fourth quarter of fiscal 2003, we recovered $4.7 million from liability insurance coverage for claims related to various Goleta loan-related lawsuits.

     In March 2004, we mailed to the former Goleta loan borrowers, and remitted to the consumer-advocacy organizations and plaintiffs’ counsel, the amounts required by the settlement agreement. Fewer than 80 persons did not participate in, or elected to opt out of, the settlement reached in Purdie. We believe that the claims of, or any legal proceedings involving, those persons will not result in a material impact on our financial condition and results of operations.

Settlement of Acquisition Related Proceeding

On November 27, 2001, we filed a lawsuit in Texas state court in Travis County, Texas, against Valley Check Cashiers, Inc., Jeffrey Silverman and Morris Silverman seeking damages relating to the defendants’ misrepresentations and breaches of warranties in an Asset Purchase Agreement between us and the defendants, and certain other entities affiliated with the defendants dated as of November 10, 2000. Under the Asset Purchase Agreement, we acquired the assets of 107 check-cashing and retail financial services locations owned and managed by the defendants and their affiliated entities for a total purchase price of $29.7 million in cash. Eleven of the acquired locations were in third-party grocery stores, operated under the “Handy Andy” name, in and around San Antonio, Texas. Following the foreclosure and sale of those grocery stores by the secured creditor of the grocery store operator, we (in cooperation with the sellers under the Asset Purchase Agreement) instituted litigation against that creditor and its purchaser in January 2001 to maintain our right to operate in those locations. At a trial in April 2001, the court found that the lease agreement under which we claimed the right to occupy those eleven locations, which had been assigned to us by the defendants and their affiliated entities, was not enforceable under Texas law. The court therefore ordered us to vacate those eleven locations, which we did in June 2001. Because of the court’s finding, we filed this lawsuit to recover the damages suffered in connection with, and as a result of, the loss of those eleven locations. In May 2004, we settled the lawsuit with the defendants, and on June 3, 2004, the presiding judge entered an agreed order of dismissal with prejudice. As a result, in May 2004, we authorized payment of the note payable, which had been held in escrow and we received a settlement payment of $434,000, which is recorded in other (income expenses.

Other Incidental Proceedings

     We are also involved from time to time in various legal proceedings incidental to the conduct of our business. We believe that these legal proceedings will not result in any material impact on our financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our Common Stock is quoted on The Nasdaq Stock Market (“NASDAQ”) under the symbol “AACE.” At September 7, 2004, there were approximately 131 holders of record of the Common Stock, and there were approximately 1,500 beneficial holders of the Common Stock held in nominee or street name.

     The following table sets forth the high and low sale prices of the Common Stock as reported by NASDAQ for the past two fiscal years:

	High	Low
Fiscal 2003
Quarter ended September 30, 2002	$10.00	$7.80
Quarter ended December 31, 2002	9.25	7.48
Quarter ended March 31, 2003	10.04	8.70
Quarter ended June 30, 2003	11.65	9.09
Fiscal 2004
Quarter ended September 30, 2003	$14.99	$10.70
Quarter ended December 31, 2003	23.50	14.45
Quarter ended March 31, 2004	34.50	21.45
Quarter ended June 30, 2004	32.60	20.25

     On September 7, 2004, the last reported sale price of the Common Stock on NASDAQ was $27.64 per share.

     We have never paid dividends on the Common Stock and have no plans to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended June 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share and store data)
Statement of Earnings Data:
Revenue	$246,659	$234,289	$229,266	$196,775	$140,636
Store expenses:
Salaries and benefits	59,593	58,170	57,864	51,969	38,639
Occupancy	30,563	29,194	28,207	26,439	21,507
Provision for loan losses and doubtful accounts	24,235	22,892	22,064	24,825	4,177
Depreciation	7,563	6,966	7,180	6,697	5,429
Other	40,066	38,192	36,512	35,085	24,916

Total store expenses	162,020	155,414	151,827	145,015	94,668

Gross margin	84,639	78,875	77,439	51,760	45,968
Region expenses	19,251	17,056	17,495	14,127	11,119
Headquarters expenses	18,681	17,133	16,594	10,328	8,247
Franchise expenses	1,196	1,225	993	1,017	1,063
Other depreciation and amortization	3,893	5,423	7,570	5,087	3,798
Interest expense	10,231	16,004	14,934	12,016	6,123
Other (income) expenses:
Restructuring	—	—	(163)	7,710	—
Legal settlements	—	1,050	1,984	350	584
Loss on early extinguishment of debt	4,858	270	—	—	—
Other (income) expense (including store closing expense)	(1,893)	264	1,006	108	371

Total other expenses	2,965	1,584	2,827	8,168	955

Income from continuing operations before income taxes and Cumulative effect of accounting change (1)	28,422	20,450	17,026	1,017	14,663
Provision for income taxes	11,370	8,174	6,913	406	5,797

Income from continuing operations before cumulative effect of accounting change	17,052	12,276	10,113	611	8,866
Gain on sale of discontinued operations, net of income tax (2)	—	499	—	—	—
Cumulative effect of accounting change, net of income tax (1)	—	—	—	—	(603)

Net income	$17,052	$12,775	$10,113	$611	$8,263

Diluted earnings per share	$1.49	$1.25	$1.00	$0.06	$0.82

Weighted average number of diluted shares	11,477	10,206	10,141	10,158	10,361
Balance Sheet Data:
Cash and cash equivalents	$123,041	$108,110	$116,264	$129,186	$105,577
Loans receivable, net	17,047	13,000	17,356	14,386	18,695
Total assets	273,647	258,768	267,062	276,197	221,423
Revolving advances	60,000	83,900	97,500	109,800	95,000
Term advances (current portion)	—	3,833	48,350	1,125	3,469
Term advances (noncurrent portion)	—	34,436	—	51,875	15,031
Shareholders’ equity	166,430	78,984	66,139	54,726	55,159

SELECTED FINANCIAL DATA (continued)

	Year Ended June 30,
	2004	2003	2002	2001	2000
Operating Data:
Company-owned stores in operation:
Beginning of year	968	1,003	988	915	798
Acquired	34	2	8	133	36
Opened	53	14	39	49	99
Sold	(5)	(23)	—	(4)	(1)
Closed (3)	(24)	(28)	(32)	(105)	(17)

End of year	1,026	968	1,003	988	915

Franchised stores in operations:
Beginning of year	200	184	175	157	120
Opened	32	26	22	30	56
Acquired by ACE	(13)	(2)	(8)	(4)	(7)
Closed	(15)	(8)	(5)	(8)	(12)

End of year	204	200	184	175	157

Total store network	1,230	1,168	1,187	1,163	1072

Percentage increase in comparable company-owned store revenues from prior year: (4)
Total revenue	5.0%	1.9%	17.2%	25.5%	7.2%
Check fees excluding tax check fees	5.2%	8.0%	6.0%	2.3%	7.3%
Loan fees and interest	7.8%	(4.4%)	36.1%	176.9%	16.0%
Capital expenditures (in thousands)	$7,950	$4,771	$7,127	$12,655	$12,255
Cost of net assets acquired (in thousands)	$6,403	$673	$1,177	$35,841	$11,359
Check Cashing Data:
Face amount of checks cashed (in millions)	$5,103	$5,040	$4,843	$4,498	$3,839
Face amount of average check	$388	$383	$378	$358	$339
Average fee per check	$9.91	$9.65	$9.36	$8.38	$7.92
Fees as a percentage of average check	2.55%	2.52%	2.48%	2.34%	2.33%
Number of checks cashed (in thousands)	13,151	13,148	12,821	12,580	11,317
Collections Data:
Face amount of returned checks (in thousands)	$21,705	$24,087	$23,637	$26,536	$16,548
Collections (in thousands)	13,947	16,935	16,090	17,717	10,788

Net write-offs (in thousands)	$7,758	$7,152	$7,547	$8,819	$5,760

Collections as a percentage of returned checks	64.3%	70.3%	68.1%	66.8%	65.2%
Net write-offs as a percentage of revenues	3.1%	3.1%	3.3%	4.5%	4.1%
Net write-offs as a percentage of the face amount of checks cashed	0.15%	0.14%	0.16%	0.20%	0.15%

SELECTED FINANCIAL DATA (continued)

	Year Ended June 30,
	2004	2003	2002	2001	2000
Combined Small Consumer Loans Operating Data:
Volume – new loans and refinances	$527,723	$484,026	$502,013	$396,783	$137,015
Average advance	$278	$274	$269	$269	$240
Average finance charge	$43.71	$44.55	$45.61	$42.30	$34.51
Number of loan transactions – new loans and refinances	1,909	1,798	1,866	1,477	557
Matured loan volume	$516,741	$488,940	$489,887	$370,559	$129,548
Loan fees and interest	$77,029	$70,806	$74,197	$54,771	$17,872
Loan loss provision	$24,280	$22,293	$21,924	$24,825	—
Gross margin on loans	68.5%	68.5%	70.5%	54.7%	—
Loan loss provision as a percent of matured loan volume	4.7%	4.6%	4.5%	6.7%	—
ACE Loans (5):
Volume – new loans and refinances	$368,031	$420,129	$502,013	$396,783	$137,015
Average advance	$269	$268	$269	$269	$240
Average finance charge	$39.40	$42.71	$45.61	$42.30	$34.51
Number of loan transactions – new loans and refinances	1,368	1,587	1,866	1,477	557
Matured loan volume	$359,723	$432,900	$489,887	$370,559	$129,548
Loan fees and interest	$52,993	$61,769	$74,197	$54,771	$17,872
Loan loss provision	$16,890	$19,361	$21,924	$24,825	—
Loans Processed for Republic Bank (6):
Volume – new loans and refinances	$159,692	$63,897	—	—	—
Average advance	$296	$302	—	—	—
Average finance charge	$52.11	$53.35	—	—	—
Number of loan transactions – new loans and refinances	541	211	—	—	—
Matured loan volume	$157,018	$56,040	—	—	—
Loan fees and interest	$24,036	$9,037	—	—	—
Provision for loan losses payable to Republic Bank	$7,390	$2,932	—	—	—
Balance Sheet Data (in thousands):
Gross loans receivable	$27,663	$21,734	$29,569	$27,768	$18,695
Less: Allowance for losses on loans receivable	10,616	8,734	12,213	13,382	—

Loans receivable, net of allowance	$17,047	$13,000	$17,356	$14,386	$18,695

Allowance for losses on loans receivable:
Beginning of period	$8,734	$12,213	$13,382	$—	$—
Provision for loan losses	16,890	19,361	21,924	26,429	—
Charge-offs	(15,295)	(23,729)	(24,519)	(13,510)	—
Recoveries	287	889	1,426	463	—

End of period	$10,616	$8,734	$12,213	$13,382	$—

Allowance as a percent of gross loans receivable	38.3%	40.2%	41.3%	48.2%	—

(1)	Before a cumulative effect of accounting change recorded in the three months ended September 30, 1999, of $0.6 million, net of a $0.4 million tax benefit, relating to the adoption of Statement of Position 98-5, “Reporting on the Costs of Start-up Activities.”

(2)	Discontinued operations related to our sale of 19 underperforming stores in Florida for a pre-tax gain of $0.8 million and an after-tax gain of $0.5 million recorded in the three months ended December 31, 2002.

(3)	Includes the 85 stores closed in the fourth quarter of fiscal 2001 resulting from a plan established and executed by management during the third quarter of fiscal 2001.

(4)	Calculated based on changes in revenue for all company-owned stores open in both periods and open for at least 13 months.

(5)	Operating data for ACE loans include short-term consumer loans made by Goleta National Bank at our company-owned stores until we discontinued offering Goleta loans on December 31, 2002.

(6)	Republic Bank loans are short-term consumer loans made by Republic Bank & Trust Company at our company-owned stores in Arkansas, Pennsylvania and Texas since January 1, 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     We are a leading retailer of financial services, including check cashing, short-term consumer loans and bill payment services. As of June 30, 2004, we had a total network of 1,230 stores in 36 states and the District of Columbia, consisting of 1,026 company-owned stores and 204 franchised stores. This makes us the largest owner, operator and franchisor of check cashing stores in the United States and one of the largest providers of short-term consumer loans, also known as payday loans. We focus on serving unbanked and underbanked consumers, many of whom seek alternatives to traditional banking relationships in order to gain convenient and immediate access to check cashing services and short-term consumer loans. We seek to develop and maintain the largest network of stores in each of the markets where we operate. Our growth strategy is to open new stores, franchise stores in new and existing markets, opportunistically acquire stores, increase our customer base and introduce new services into our store network.

     Our stores offer check cashing, loans and other retail financial services at competitive rates in clean settings during hours convenient for our customers. Our stores are located in highly visible, accessible locations, usually in strip shopping centers, free-standing buildings and kiosks located inside retail stores.

     For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our short-term consumer loans we receive interest on the loans. For the Republic Bank loans offered at certain of our stores, we receive origination and servicing fees from Republic Bank.

     Our expenses primarily relate to the operations of our stores, including salaries and benefits for our employees, occupancy expense for our leased real estate, security expenses, returns and cash shortages, loan loss provisions, depreciation of our assets and corporate and other expenses, including costs related to store openings and closings.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from our estimates. We believe our application of accounting policies, and the estimates inherently required therein, are reasonable.

     Revenue Recognition. Approximately 97% of our revenue results from transactions at the point-of-sale with our customers, and approximately 66% of our revenue is effectively recognized when the transaction is completed at the point-of-sale. These transactions include check cashing, bill payment, money transfer, money order sales and other miscellaneous services grouped in “other fees.” We act in an agency capacity regarding some of the services offered and sold at our stores and therefore record as revenue the amounts received from customers less amounts remitted to the provider.

     For short-term consumer loans that we make, for the Republic Bank loans for which we act only as marketing agent and servicer for a fee from the lender and, during the fiscal year ended June 30, 2003, for our participation interests in Goleta National Bank loans, revenue constituting loan fees and interest (whether paid by the customer or the lender) is recognized ratably over the term of each loan, which is generally 14 days.

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

     Loan Loss Provision. We believe that the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of our allowance for loan losses. We maintain an allowance for loan losses and a payable to Republic Bank at levels we consider sufficient to cover the anticipated losses in the collection of our loan portfolio and our liability for Republic Bank loan losses. The allowance for loan losses and our payable to Republic

Bank are determined based upon a review of historical and recent loan losses and the loan portfolio. Management periodically reviews the allowance for loan losses and payable to Republic Bank and any changes are reflected in current operations. Actual loan losses may be materially different from the recorded allowance for loan losses or recorded amount payable to Republic Bank.

Summary of Annual Results

     Our fiscal 2004 total revenue was approximately $12.4 million, or 5.3%, higher than our fiscal 2003 total revenue. This increase resulted primarily from an approximate $6.2 million, or 8.8%, increase in loan-related revenue, an approximate $3.5 million, or 2.8%, increase in check cashing fees, and an approximate $3.5 million, or 25.6%, increase in bill-payment (including debit card) revenue. Our 2004 net income was approximately $17.1 million, with diluted earnings per share of $1.49, compared to our 2003 net income of approximately $12.8 million, with diluted earnings per share of $1.25. Comparable store check-cashing fees (excluding tax check fees) and comparable store loan-related revenues, as well as comparable gross margin, increased in fiscal 2004 from fiscal 2003.

Results of Operations

Revenue Analysis

	Year Ended June 30,
	(in thousands)			(percentage of revenue)
	2004	2003	2002	2004	2003	2002
Check cashing fees	$129,194	$125,703	$118,907	52.4%	53.7%	51.9%
Loan fees and interest	77,029	70,806	74,197	31.2	30.2	32.4
Bill-payment services	16,960	13,507	10,156	6.9	5.8	4.4
Money transfer services	11,136	10,898	10,998	4.5	4.6	4.8
Money order fees	6,330	6,960	7,554	2.6	3.0	3.3
Franchise revenues	2,774	2,346	2,199	1.1	1.0	0.9
Other fees	3,236	4,069	5,255	1.3	1.7	2.3

Total revenue	$246,659	$234,289	$229,266	100.0%	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$247.8	$235.5	$227.3

Fiscal 2004 Compared to Fiscal 2003. Our total revenue growth resulted from a $10.7 million, or 5.0%, increase in comparable company-owned store revenues (945 stores) and a $1.7 million increase from stores that were not open for both of the full periods compared. The number of company-owned stores increased by 58, or 6%, to 1,026 stores open at June 30, 2004 from 968 stores open at June 30, 2003. During fiscal 2004, we opened 53 newly constructed stores, acquired 34, sold 5, and closed 24 company-owned stores.

     Check cashing fees, including tax check fees, increased because of a 1% increase in the average size check and a 3% increase in the average fee per check. Same store check cashing fees increased 4.1% in fiscal 2004 from fiscal 2003. Tax check fees of $20.8 million for fiscal 2004 decreased by $0.7 million, from $21.5 million in fiscal 2003. We received $4.3 million of tax check fees from our over 200 self-service machines (“SSMs”) located in H&R Block offices in fiscal 2004, compared to $4.7 million of tax check fees from 240 SSMs in H&R Block offices in 2003.

     The increase in loan fees and interest in fiscal 2004 resulted from a 9% increase in loan volume in both the ACE loan product and the Republic loan product.

     Over half of the increase in bill payment fees in fiscal 2004 was a result of growth in revenues from our services related to prepaid debit cards ($1.9 million). Also, we continue to add new payees to the bill payment program and benefit from growth from existing payees. Money order fees decreased in fiscal 2004 primarily because of the sale of fewer money orders, which in turn was primarily because of increased customer usage of electronic bill-payment services. Other fees decreased in fiscal 2004 as a result of the discontinuation of certain miscellaneous products.

     Franchise revenues consist of royalties and initial franchise fees. Franchise revenues increased in fiscal 2004 as a result of the increased number of franchised store openings. During fiscal 2004, we opened 32 franchised stores, acquired 13 former franchised stores, and closed 15 franchised stores.

Fiscal 2003 Compared to Fiscal 2002. Our total revenue growth of $5.0 million, or 2%, in fiscal 2003 from fiscal 2002 resulted from a $4.1 million, or 1.9%, increase in comparable company-owned store revenues (952 stores) and a $0.9 million increase from stores that were not open for both of the full periods compared. The number of company-owned stores decreased by 35, or 3%, to 968 stores open at June 30, 2003 from 1,003 stores open at June 30, 2002. During fiscal 2003, we opened 14 newly constructed stores, acquired two, sold 23 (including 19 underperforming stores in Florida during the second fiscal quarter), and closed 28 company-owned stores.

     Check cashing fees, including tax check fees, increased $6.8 million, or 6%, in fiscal 2003 from fiscal 2002 because of a 1% increase in the average size check and a 2% increase in the number of checks cashed. Same store check cashing fees increased 5.4% in fiscal 2003 from fiscal 2002. Tax check fees of $21.5 million for fiscal 2003 increased by $0.2 million, from $21.3 million in fiscal 2002. We received $4.7 million of tax check fees from over 240 SSMs located in H&R Block offices in fiscal 2003, compared to $3.8 million of tax check fees from 100 SSMs in H&R Block offices in fiscal 2002.

     Loan fees and interest decreased by 5%, in fiscal 2003 from fiscal 2002 primarily from discontinuing our loan-related business in Georgia, North Carolina, and Alabama and from transitioning from offering short-term loans made by Goleta, which ended December 31, 2002, to offering state-regulated short-term loan products.

     Bill payment fees increased by 33%, from fiscal 2002, primarily as a result of the addition of 14 new payees to the bill-payment program and growth from existing payees. Money order fees decreased by 8% in fiscal 2003 from fiscal 2002, primarily because of the sale of fewer money orders, which in turn was primarily because of increased customer usage of electronic bill-payment services. Other fees decreased by 23% in fiscal 2003 from fiscal 2002 as a result of the discontinuation of certain products, such as lottery ticket sales and the sale of regional publications.

     Franchise revenues increased by 7% in fiscal 2003 from fiscal 2002, as a result of the increased number of franchised store openings. During fiscal 2003, we opened 26 franchised stores, acquired two former franchised stores, and closed eight franchised stores, resulting in a total of 200 franchised stores as of June 30, 2003, compared to 184 franchised stores as of June 30, 2002.

Store and SSM
Expense Analysis

	Year Ended June 30,
	(in thousands)			(percentage of revenue)
	2004	2003	2002	2004	2003	2002
Salaries and benefits	$59,593	$58,170	$57,864	24.2%	24.8%	25.2%
Occupancy	30,563	29,194	28,207	12.4	12.5	12.3
Provision for loan losses and doubtful accounts	24,235	22,892	22,064	9.8	9.8	9.6
Depreciation	7,563	6,966	7,180	3.1	3.0	3.1
Other:
Armored and security	7,954	7,782	7,708	3.2	3.3	3.4
Returns and cash shorts	9,350	9,896	10,390	3.8	4.2	4.6
Information services	5,860	3,831	1,953	2.4	1.6	0.8
Bank charges	5,093	5,314	5,207	2.1	2.3	2.3
Store supplies	4,219	4,063	3,995	1.7	1.7	1.7
Telecommunications	2,211	3,027	3,845	0.9	1.3	1.7
Advertising and marketing	2,072	564	159	0.8	0.2	0.1
Miscellaneous	3,307	3,715	3,255	1.3	1.6	1.4

Other	40,066	38,192	36,512	16.2	16.2	16.0

Total store expense	$162,020	$155,414	$151,827	65.7%	66.3%	66.2%

Average per store expense (including SSM expenses)	$164.6	$157.8	$152.0
Average per store gross margin (including SSM expenses)	$83.2	$77.7	$75.3

Fiscal 2004 Compared to Fiscal 2003. Total store and SSM expenses increased as a result of the expenses related to the increased number of stores, and additional loan provision related to the growth in the loan business.

     Salaries and benefits expenses increased because of an increase in employees corresponding with the growth in the number of stores and increased performance bonuses for store operations personnel. Occupancy costs and armored and security expenses combined increased because of the increase in the number stores. Returned checks, net of collections, and cash shortages decreased due to continued improvements in operational procedures and controls. Returned checks, net of collections, and cash shortages as a percentage of revenues also decreased, to 3.8% in fiscal 2004 from 4.2% in fiscal 2003. Loan loss provision increased primarily due to growth of both the ACE and Republic Bank loan business. The allowance for loan losses of $10.6 million at June 30, 2004, represented 38.3% of gross loans receivable, an increase from the allowance for loan losses of $8.7 million, representing 40.2% of gross loans receivable, at June 30, 2003. Loan losses are charged to this allowance, which is reviewed for adequacy (and may be adjusted) on a quarterly basis. Depreciation expense increased as a result of the increased number of stores and the replacement of store signage throughout Texas. Other store and SSM expenses increased due to incremental lease expense of $1.4 million related to the buyout of 105 self-service machine leases.

Fiscal 2003 Compared to Fiscal 2002. Total store and SSM expenses increased in fiscal 2003 over fiscal 2002 primarily as a result of increased lease expense related to the addition of over 100 SSMs placed in H&R Block retail offices during the 2003 tax season. Total store and SSM expenses increased slightly as a percentage of revenues in fiscal 2003 from fiscal 2002 due to a reduction in loan fees and interest.

     Salaries and benefits expenses increased due to slightly higher wages and bonuses, offset by improved personnel scheduling and fewer stores. Occupancy costs and armored and security expenses combined increased primarily as a result of maintenance expense related to the SSMs located in the H&R Block offices ($0.6 million) and scheduled increases in lease expense ($0.4 million). Returned checks, net of collections, and cash shortages decreased in fiscal 2003 as compared to fiscal 2002 due to continued improvements in operational procedures and controls. Returned checks, net of collections, and cash shortages as a percentage of revenues also decreased, to 4.2% in fiscal 2003 from 4.5% in fiscal 2002. Loan loss provision increased $0.8 million, or 4%, in fiscal 2003 from fiscal 2002 primarily due to the increase in the number of loans maturing as a result of the our discontinuing loan-related business in Georgia, North Carolina, and Alabama, and our transition from offering the Goleta loans, which ended December 31, 2002, to offering state-regulated short-term loan products. The overall collectability of the short-term loans improved slightly in fiscal 2003 compared to fiscal 2002. The allowance for loan losses of $8.7 million at June 30, 2003, represented 40.2% of gross loans receivable, a decrease from the allowance for loan losses of $12.2 million, representing 41.3% of gross loans receivable, at June 30, 2002. Loan losses are charged to this allowance, which is reviewed for adequacy (and may be adjusted) on a quarterly basis. Other store and SSM expenses increased primarily as a result of additional lease costs for the increased number of SSMs placed at H&R Block offices, increases in licensing fees related to the transition to a state-regulated short-term loan products, and increases in advertising expenses.

Other Expenses Analysis

	Year Ended June 30,
	(in thousands)			(percentage of revenue)
	2004	2003	2002	2004	2003	2002
Region expenses	$19,251	$17,056	$17,495	7.8%	7.3%	7.6%
Headquarters expenses	18,681	17,133	16,594	7.6	7.3	7.2
Franchise expenses	1,196	1,225	993	0.5	0.5	0.4
Other depreciation and amortization	3,893	5,423	7,570	1.6	2.3	3.3
Interest expense, net	10,231	16,004	14,934	4.1	6.8	6.5
Loss on early extinguishment of debt	4,858	270	—	2.0	0.1	—
Other (income) expenses, net	(1,893)	1,314	2,827	(0.8)	0.6	1.2

Total other expenses	$56,217	$58,425	$60,413	22.8%	24.9%	26.2%

Region Expenses

Fiscal 2004 Compared to Fiscal 2003. Region expenses increased primarily because of increases in salaries and benefits expense resulting from additional staffing in collections, facilities and real estate development related to supporting the growth in the number of stores.

Fiscal 2003 Compared to Fiscal 2002. Region expenses decreased because of a reduction in salaries and benefits expense resulting from a smaller average number of regional employees throughout the year.

Headquarters Expenses

Fiscal 2004 Compared to Fiscal 2003. Headquarters expenses increased $1.5 million in fiscal 2004. Increased salaries and benefits related to the addition of professional personnel (including an assistant vice president of internal audit, a vice president of compliance, chief marketing officer, and general counsel) constituted approximately $1.5 million of the increase; employee-performance bonus expense constituted $0.5 million of the increase; increased professional fees constituted $0.6 million of the increase; and expense related to restricted stock granted under our 1997 Stock Incentive Plan constituted $0.5 million of the increase; and these increases were partially offset by a reduction in legal expenses regarding our prior litigation of $1.7 million.

Fiscal 2003 Compared to Fiscal 2002. Headquarters expenses increased $0.5 million in fiscal 2003. Increased salaries and benefits related to the addition of professional personnel near the end of the fiscal year (including an assistant vice president of internal audit, a compliance officer, and chief marketing officer) constituted $0.3 million of the expense increase; employee-performance bonus expense constituted $0.3 million of the increase; telephone expense constituted $0.3 million of the increase; and insurance expense constituted $0.1 million of the increase; and these increases were partially offset by a reduction in legal and professional expenses of $0.3 million.

Franchise Expenses

Fiscal 2004 Compared to Fiscal 2003. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in our ACE Franchise Group. Franchise expenses in fiscal 2004 remained unchanged from fiscal 2003.

Fiscal 2003 Compared to Fiscal 2002. Franchise expenses increased $0.2 million, or 23%, in fiscal 2003 over fiscal 2002 as a result of changes in departmental staffing, and increased travel, legal, and professional expenses.

Other Depreciation and Amortization

Fiscal 2004 Compared to Fiscal 2003. Other depreciation and amortization decreased because of the decrease in the amount of debt financing costs amortized in fiscal 2004 compared to fiscal 2003.

Fiscal 2003 Compared to Fiscal 2002. Other depreciation and amortization decreased because of the decrease in the amount of debt financing costs amortized in fiscal 2003 compared to fiscal 2002.

Interest Expense

Fiscal 2004 Compared to Fiscal 2003. Interest expense decreased because of reductions in the effective interest rates on the term debt and revolving advances after the amendment of the credit agreement in March 2003 and the repayment of the term debt in May 2004, along with lower interest expense from lower average revolver advances and term note balances during fiscal 2004.

Fiscal 2003 Compared to Fiscal 2002. Interest expense increased because of an increase in the effective interest rate on the term debt ($2.5 million) and higher interest and cash usage fees for the increase of more than 100 SSMs at H&R Block offices ($1.5 million), which were partially offset by lower interest expense from lower average revolver advances and term note balances ($2.4 million) and lower interest paid on senior secured notes payable ($0.5 million).

Loss on Early Extinguishment of Debt

Fiscal 2004 Compared to Fiscal 2003. In May 2004, we used the net proceeds from our sale of shares of common stock to repay the entire principal amount outstanding of our term notes issued to American Capital Strategies, Ltd. We paid a cash prepayment fee of approximately $700,000 and incurred a non-cash charge of approximately $4.1 million related to the write-off of deferred financing fees associated with those notes. There was no expense or payment related to the termination of the interest rate swap agreement associated with those notes.

Fiscal 2003 Compared to Fiscal 2002. In March 2003, immediately before executing our amended credit agreement and note purchase agreement, we prepaid the remaining $4 million principal installment of our 9.03% Senior Secured Notes due November 15, 2003 that were issued to Principal Life Insurance Company in November 1996. The total of $4.3 million that we paid to discharge those notes included accrued and unpaid interest and a prepayment premium of $270,000 under the terms of the agreement with Principal Life Insurance Company.

Other (Income) Expenses, Net

	Year Ended June 30,
	2004	2003	2002
	(in thousands)
Gain on sale of warrants issued by Netspend Corporation	$(1,049)	$—	$—
Settlements (1)	(138)	5,750	1,984
Insurance recovery resulting from claims related to the Goleta loan-related lawsuits	—	(4,700)	—
Gain on sale of stores to franchisees	(649)	(888)	—
Store lease buyout (2)	(450)	—	—
Store closing expense	410	534	1,029
Gain on sale of land in North Carolina	(95)	—	—
Loss on liquidation of ePacific investment	—	703	—
Restructure provision	—	—	(163)
Other	78	(85)	(23)

Total other (income) expenses, net	($1,893)	$1,314	$2,827

(1)	Fiscal 2004 consists of $106,000 for additional administrative costs related to the settlement of substantially all claims in the Goleta loan-related lawsuits, $190,000 for a state regulatory settlement and the recovery of $434,000 resulting from the settlement of the Silverman lawsuit. Fiscal 2003 consists of a $5 million charge for settlement and release of substantially all claims in the Goleta loan-related lawsuits and payments of $500,000 and $250,000 to resolve state and federal regulatory matters, respectively.

(2)	We received payment to terminate a store lease in Arizona to allow another retailer to occupy the location.

Fiscal 2004 Compared to Fiscal 2003. In each of fiscal 2004 and fiscal 2003, we recognized a gain on sale of certain stores to franchisees and expense incurred in connection with closing certain other stores. The net amount of these two components in fiscal 2004 were less than the amounts in fiscal 2003. Otherwise, the components of Other (income) expense differed in those two fiscal years. Over half of the Other (income) in fiscal 2004 consisted of gain from the exercise of a warrant to purchase shares of common stock of NetSpend Corporation and the sale of those shares. We received that warrant in January 2004 in connection with entering into an agreement with NetSpend to distribute stored-value or debit cards at our stores. We exercised that warrant and sold the shares in May 2004. In addition, in fiscal 2004, we received a payment to terminate a store lease in Arizona to allow another retailer to occupy that location.

Fiscal 2003 Compared to Fiscal 2002. Other expenses decreased by $1.2 million in fiscal 2003 from fiscal 2002 due primarily to a decrease in the expenses of settling various lawsuits after giving effect to the insurance recovery related to the Goleta loan-related lawsuits, and a decrease in store closing expense.

Income Taxes

Fiscal 2004 Compared to Fiscal 2003. A provision of $11.4 million was recorded for income taxes for fiscal 2004, compared to $8.5 million for fiscal 2003. The provision for income taxes was calculated based on a statutory federal income tax rate of 35%, plus a provision for state income taxes. The effective income tax rate was 40.0% for both fiscal 2004 and 2003.

Fiscal 2003 Compared to Fiscal 2002. A provision of $8.5 million was recorded for income taxes for fiscal 2003, compared to $6.9 million for fiscal 2002. The provision for income taxes was calculated based on a statutory federal income tax rate of 35%, plus a provision for state income taxes. The effective income tax rate was 40.0% for fiscal 2003 compared to 40.6% for fiscal 2002.

Gain on Sale of Discontinued Operations

Fiscal 2003 Compared to Fiscal 2002. We sold 19 underperforming stores in Florida in late-November 2002 for a pre-tax gain of $0.8 million and an after-tax gain of $0.5 million. The operating results of the 19 stores had no material impact on current or historical net income or cash flow for or during the years ended June 30, 2003 or 2002.

Balance Sheet Variations

     Cash and cash equivalents, money orders payable and revolving advances vary because of seasonal and day-to-day requirements resulting primarily from maintaining cash for cashing checks and making small consumer loans, receipts of cash from the sale of money orders and remittances on money orders sold, receipts of cash for wire transfers, and remittances for wire transfers and receipts of cash for electronic bill payments and remittances for bill payments. During fiscal 2004, we also we completed a public offering of 2,411,622 shares of our common stock at an offering price of $27.00 per share. We used the net proceeds of approximately $61.4 million from our sale of shares in the offering to repay in full the outstanding amount (approximately $30.4 million of principal and interest) of our senior subordinated secured promissory notes issued to American Capital Strategies, Ltd. With that repayment, we also paid a cash prepayment fee of approximately $700,000. We also incurred non-cash charges in the fourth quarter of fiscal 2004 of approximately $4.1 million related to the write-off of deferred financing fees associated with those notes. After repayment of those notes, we used the remaining net proceeds to pay down our revolving credit facilities pending use for general corporate purposes, including potential acquisitions, capital expenditures and working capital. For the year ended June 30, 2004, cash and cash equivalents increased $14.9 million, compared to a decrease of $8.2 million for year ended June 30, 2003.

     Accounts receivable, net, at June 30, 2004 decreased $3.9 million from June 30, 2003 primarily due to collection of the $4.7 million receivable recorded in June 2003 related to the recovery of insurance claims regarding the Goleta loan-related lawsuits, partially offset by increases in receivables from Republic Bank related to growth in their loan product currently offered at certain of our stores.

     Loans receivable, net, at June 30, 2004 increased $4.0 million from June 30, 2003 due to the increased volume of our loan product. As of June 30, 2004, we offered our loan product in 561 of our company-owned stores, compared to 512 company-owned stores as of June 30, 2003. Loans receivable, net, does not include any of the Republic Bank deferred-deposit loans available through our stores in Arkansas, Pennsylvania and Texas, because we serve only as marketing and servicing agent for Republic Bank regarding those loans and do not acquire or own any participation interest in any of those loans. Our agreement with Republic Bank provides for us to receive agency fees from Republic Bank, though such fees are subject to reduction or offset by the losses from uncollected Republic Bank loans.

     Property and equipment, net, at June 30, 2004 decreased $1.6 million from June 30, 2003 as a result of depreciation expense ($8.8 million) and fixed asset retirements ($0.8 million), offset by fixed asset additions of $8.0 million (including $0.6 million for capitalized software development.) Goodwill, net, at June 30, 2004 increased $6.1 million from June 30, 2003 as a result of the 34 stores acquired during fiscal 2004.

     Other assets at June 30, 2004 decreased $4.6 million from June 30, 2003 as a result of the write-off of deferred financing costs related to the senior subordinated secured notes to American Capital Strategies, Ltd. that were paid in full in May 2004.

     Revolving advances at June 30, 2004 decreased by $23.9 million from June 30, 2003 due to reduced average daily usage of the revolving credit facility, which in turn resulted from continued improvements in cash forecasting and operational procedures regarding store cash deliveries and more efficient management of working capital during fiscal 2004, along with the use of the net proceeds from our sale of common stock.

     Accounts payable, accrued liabilities, and other current liabilities at June 30, 2004 decreased by $8.1 million from June 30, 2003, as indicated by the following:

	For the Year Ended June 30,
	2004	2003	Change
	(in thousands)
Accrued salaries and benefits	$9,782	$7,675	$2,107
Accounts payable – trade	8,911	10,857	(1,946)
Money transfer payable	2,132	4,223	(2,091)
Deferred revenue	1,900	1,322	578
Income taxes payable	1,621	106	1,515
Payable to Republic Bank	1,584	6,773	(5,189)
Accrued self-service machine write-off	1,400	—	1,400
Interest-rate swap	—	398	(398)
Deferred gain on sale of stores	159	—	159
Interest payable	138	423	(285)
Accrued litigation	104	5,139	(5,035)
Restructuring accrual	28	203	(175)
Other	4,919	3,637	1,282

	$32,678	$40,756	($8,078)

     Term advances decreased by a total of $38.3 million at June 30, 2004, as compared to June 30, 2003, as the result of the repayment of the notes to American Capital Strategies, Ltd. in May 2004 with net proceeds of our sale of shares and free cash flow.

Loan Portfolio

     We have established a loan loss allowance for our loans receivable, consisting of our short-term consumer loans and, only until June 30, 2003, our participation interests in outstanding Goleta loans, at a level that our management believes to be adequate to absorb known or probable losses from short-term consumer loans made by us and from our participation interests in outstanding Goleta loans. In the first six months of fiscal 2003, we gradually ceased to offer Goleta loans and began to offer state-regulated short-term consumer loans at our owned stores. As of December 31, 2002, Goleta loans were no longer offered at any of our stores, though we continued to collect outstanding Goleta loans until June 30, 2003. Because our short-term consumer loans are substantially similar to the Goleta loans formerly offered, our method for determining our loan loss allowance for both types of loans is the same.

     Our current policy for determining the loan loss allowance is based on historical experience, as well as the results of management’s review and analysis of the payment and collection of the loans within the last fiscal quarter. We have determined, based on recent operating history, that we receive payment of approximately 94.5% (for loans maturing in the first, second and fourth fiscal quarters) or 95.5% (for loans maturing during tax refund season in the third fiscal quarter) of the loan volume, or principal amount of the loans. Therefore, the loan loss allowance is approximately 5.5% of the principal amount of the loans maturing in the first, second and fourth fiscal quarters and approximately 4.5% of the principal amount of the loans maturing in the third fiscal quarter. Our policy is to charge off all of our short-term consumer loans, or participation interests in Goleta loans, which are 180 days or more past due or delinquent. Charge-offs are applied as a reduction to the loan loss allowance, and any recoveries of previously charged-off loans or participation interests in Goleta loans are applied as an increase to the loan loss allowance.

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

     An analysis of the loan loss allowance with reference to our gross loans receivable (which does not include any Republic Bank loans) is as follows:

	Year Ended June 30,
	2004	2003
	(in thousands)
Gross loans receivable	$27,663	$21,734
Less: Allowance for losses on loans receivable	10,616	8,734

Loans receivable, net of allowance	$17,047	$13,000

Allowance for losses on loans receivable:
Beginning of period	$8,734	$12,213
Provision for loan losses	16,890	19,361
Charge-offs	(15,295)	(23,729)
Recoveries	287	889

End of period	$10,616	$8,734

Net loan charge-offs as a percent of volume	4.1%	5.4%
Allowance as a percent of gross loans receivable	38.3%	40.2%

     The schedule below indicates the progression of receipts or collections of each “quarterly portfolio” of loans, consisting of both our short-term consumer loans and participation interests in Goleta loans. In this case, a “quarterly portfolio” is our interests in all of the loans that matured in a particular fiscal quarter. We can track the payment rates at different points of time for each quarterly portfolio.

     We have established the following targets regarding each quarterly portfolio:

•	Receive or collect 91% (or 93% in our third fiscal quarter) of the total volume, or principal amount of loans, by the end of the current quarter (i.e., by December 31 for the short-term consumer loans maturing between October 1 and December 31).

•	Receive or collect a cumulative 92.9% (or 94.5% in our third fiscal quarter) by 90 days out (i.e., by March 31 for the same quarterly portfolio).

•	Receive or collect a cumulative 94.5% (or 95.5% in our third fiscal quarter) by 180 days out (i.e., by June 30 for the same quarterly portfolio). We charge-off our short-term consumer loans when they become delinquent for 180 days.

     The assumed higher rate of payment in our third fiscal quarter is a result of improved collections during the annual tax season because of borrowers’ receipt of tax refunds.

Collection Progression for Quarterly Loan Portfolios

	Collection Percentage
		Actual
Days Following Quarter	Target	Fiscal 2004	Fiscal 2003	Fiscal 2002
	First Quarter
30	91.0%	92.8%	92.4%	91.4%
90	92.9%	94.9%	94.7%	93.3%
180	94.5%	95.1%	95.1%	94.5%
	Second Quarter
30	91.0%	93.9%	93.1%	92.9%
90	92.9%	95.5%	95.9%	95.0%
180	94.5%	95.8%	96.1%	95.8%
	Third Quarter
30	93.0%	94.7%	93.5%	94.4%
90	94.5%	96.0%	95.9%	96.1%
180	95.5%		96.1%	96.5%
	Fourth Quarter
30	91.0%	93.2%	93.4%	92.4%
90	92.9%		95.4%	95.1%
180	94.5%		95.6%	95.4%

Off-Balance Sheet Arrangement with Republic Bank

     We are party to a marketing and servicing agreement with Republic Bank. Under this agreement, we provide various services to Republic Bank in connection with our marketing and servicing of Republic Bank’s short-term consumer loans in exchange for which we are paid fees by Republic Bank. We also earn additional fees if Republic Bank’s quarterly loan loss rate for these short-term consumer loans is below specified levels. As of June 30, 2004, Republic Bank was offering its Republic Bank loans in 359 of our company-owned stores in Arkansas, Pennsylvania and Texas. Approximately $24.0 million, or 9.7% of our total revenues, in fiscal 2004 and approximately $9.0 million, or 3.9% of our total revenues, in fiscal 2003 were derived from fees paid to us by Republic Bank.

     Although we market and service these Republic Bank loans, Republic Bank is responsible for reviewing each loan application and determining whether such application is approved for a loan. We are not involved in the loan approval process, including with respect to determining the loan approval procedures or criteria, nor do we acquire or own any participation interest in these loans. Consequently, Republic Bank loans are not included in our loan portfolio or in our loans receivable and are not reflected on our balance sheet. Under our agreement, however, we are obligated to reimburse Republic Bank by paying it an amount equal to the net amount charged off by Republic Bank, less Republic Bank’s established reserves, regarding its loans in our stores. Therefore, we could be obligated to pay Republic Bank for loan losses in an amount up to the total outstanding amount of Republic Bank loans recorded on Republic Bank’s financial statements, which was $9.4 million as of June 30, 2004.

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

     For the year ended June 30, 2004, we provided approximately $7.4 million for losses on Republic Bank loans and charged-off $6.5 million related to these loans. The balance of the liability for Republic Loan losses reported in accrued liabilities as of June 30, 2004 was $0.7 million.

Liquidity and Capital Resources

Cash Flows from Operating Activities

     During fiscal 2004, 2003, and 2002, we had net cash provided by operating activities of $25.6 million, $34.7 million, and $18.4 million, respectively. The decrease in cash flows provided from operating activities in fiscal 2004 compared to fiscal 2003 was due to a combination of payments of the settlement of the Goleta loan-related lawsuits at the end of fiscal 2003 and a reduction in the liabilities to various agents including MoneyGram and Republic Bank.

     During fiscal 2004, 2003, and 2002, we recognized $2.0 million, $2.2 million, and $2.2 million, respectively, in deferred revenue. The MoneyGram Agreement provides incentive bonuses for opening new locations at which MoneyGram services are offered as well as certain other performance incentives. Incentive bonuses are recognized as revenue over the term of the agreement. (See “Business – Relationships with the Money Order and MoneyGram Suppliers.”)

Cash Flows from Investing Activities

     During fiscal 2004, 2003, and 2002, we used $8.0 million, $4.8 million, and $7.1 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Expenditures related to acquisitions were $6.4 million, $0.7 million, and $1.2 million, for the fiscal years ended June 30, 2004, 2003, and 2002, respectively.

Cash Flows from Financing Activities

     During fiscal 2004, we had net cash provided by financing activities of $3.6 million. During fiscal 2003 and fiscal 2002, we had net cash used by financing activities of $38.8 million and $23.0 million, respectively. Since June 30, 2003, we reduced the money orders payable by $2.4 million, reduced the balance of the revolving advances by $23.9 million, and reduced the balance of the term advances by $38.3 million. The average amount borrowed on our revolving line-of-credit facility was $81.0 million for fiscal 2004, compared to $96.3 million for fiscal 2003.

     In April 2004, we completed an underwritten registered public offering of 2,411,622 shares of our common stock at an offering price of $27.00 per share. We used the net proceeds from our sale of shares in the offering, totaling approximately $61.4 million, to repay in full the outstanding amount (approximately $30.4 million of principal and interest) of our senior subordinated secured promissory notes issued to American Capital Strategies, Ltd. With that repayment, we also paid a cash prepayment fee of approximately $700,000. There was no income or expense resulting from the termination of the interest-rate swap agreement associated with those notes. After repayment of those notes, we used the remaining net proceeds to pay down our revolving credit facilities pending use for general corporate purposes, including potential acquisitions, capital expenditures and working capital.

Certain Contractual Cash Commitments

     During the fourth quarter of fiscal 2004, we repaid approximately $30.4 million of principal and interest under our senior subordinated secured notes. The table below summarizes our cash obligations for certain leases and acquisition notes payable outstanding as of June 30, 2004:

		Payments Due by June 30,
					2008 and
	Total	2005	2006	2007	Thereafter
	(in thousands)
Operating leases	$42,882	$17,767	$12,506	$7,644	$4,965
Acquisition notes payable	108	33	36	39	—

Total	$42,990	$17,800	$12,542	$7,683	$4,965

     As part of our growth strategy, we intend to open new stores in existing and new markets. During fiscal 2004, we opened 53 company-owned stores, including 11 ACE Cash Advance stores. We expect to open approximately 60 new company-owned stores, resulting in a net gain of approximately 40 to 45 company-owned stores, in fiscal 2005.

     The capital cost of opening a new store varies depending on the size and type of store, but is typically in the range of $65,000 to $75,000. This capital cost includes leasehold improvements, signage, computer equipment and security systems. MoneyGram Payment Systems, Inc. pays us a cash incentive for each new location opened, which is accounted for as deferred revenue that is recognized over the remaining life of the MoneyGram Agreement. In addition, the typical store requires working capital of $80,000 to $100,000 to fund operating cash and the store’s loan portfolio.

     For the year ended June 30, 2004, we spent $8.0 million on capital expenditures. Our total capital expenditures, excluding acquisitions, are anticipated to be approximately $15.0 million during our fiscal year ending June 30, 2005, in connection with the opening of 60 new stores, the relocation or remodeling of certain existing stores, maintenance, and ongoing upgrades of our information system. The actual amount of capital expenditures will depend in part on the number of new stores opened, the number of stores acquired, and the number of existing stores that are relocated or remodeled. We believe that our existing resources, anticipated cash flows from operations, and credit facilities will be sufficient to finance its anticipated capital expenditures and operational requirements during fiscal 2005. The 60 new stores, after closings and dispositions, will require approximately $4.0 million of working capital to fund operating cash and additions to our loan portfolio.

Existing Credit Facilities

     Our existing credit facilities are provided under a First Amended and Restated Credit Agreement with a syndicate of banks led by Wells Fargo Bank, National Association, as administrative agent for itself and the other lenders thereunder. The existing credit agreement, which we entered into on July 30, 2004, amended and restated the credit agreement that we originally entered into on March 31, 2003 and that was effective (as amended) throughout fiscal 2004, as described under “— Fiscal 2004 Credit Facilities” below.

     The existing credit agreement provides two revolving line-of-credit facilities that expire June 30, 2008:

•	a $140 million primary revolving credit facility that is available throughout the four-year term ; and

•	a $60 million seasonal revolving credit facility that is available during each calendar-year-end holiday and tax season (i.e., December 15 through March 15) during the four-year term.

     The revolving line-of-credit facilities include, subject to certain conditions, a letter-of-credit facility from Wells Fargo Bank of up to $10 million.

     Borrowings under the existing credit agreement bear interest at a variable annual rate equal to, at our discretion, either:

•	The sum of (a) the greatest of (i) the prime rate publicly announced by Wells Fargo Bank, (ii) one percent plus the rate of interest on the secondary market for three-month certificates of deposit reported by the Board of Governors of the Federal Reserve System (the “Board of Governors”), multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for new negotiable nonpersonal time deposits in dollars of over $100,000 with maturities of approximately three months plus the annual assessment rate that is payable by a member of the Bank Insurance Fund classified as “well capitalized,” and (iii) the federal funds rate plus 0.5%; plus (b) a margin that varies from 1.25% to 2.25% per annum based on our debt-to- EBITDA ratio. (For this ratio, “EBITDA” is our earnings before interest, taxes, depreciation, and amortization.) This interest rate adjusts on a daily basis.

•	The sum of (a) the London Interbank Offered Rate (“LIBOR”) for (at our discretion) one-, two-, three- or six-month maturities, multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for Eurocurrency funding, plus (b) a margin that varies from 2.25% to 3.25% per annum based on our debt-to-EBITDA ratio. This interest rate adjusts, at our discretion, at one-, two-, three-, or six-month intervals, in accordance with the corresponding LIBOR.

•	The sum of (a) LIBOR for one-month maturities, plus (b) a margin that varies from 2.25% to 3.25% per annum based on our debt-to-EBITDA ratio. This interest rate adjusts on a daily basis.

     We have initially selected the third alternative described above as the annual interest rate for our current borrowings, and as of the end of September 2004, that interest rate will be calculated using LIBOR plus 2.25%, which was the margin that the lenders agreed we could use when our debt-to-EBITDA ratio is calculated upon delivery of this Report. Upon an event of default under the existing credit agreement, the applicable annual interest rate is increased by three hundred basis points.

     Interest on the outstanding principal amount borrowed under the existing credit agreement is payable monthly. The outstanding principal amount borrowed and all interest accrued under the primary revolving line-of-credit facility is payable on June 30, 2008. The outstanding principal amount and all interest accrued under the seasonal revolving line-of-credit facility is payable on March 15 of each year. At the end of each fiscal quarter, beginning September 30, 2004, we must pay the lenders a commitment fee equal to 0.5% per annum of the average daily unused portion of the credit available under the existing credit agreement (which is the unused portion of the $140 million throughout the year and the unused portion of the $60 million seasonal facility from December 15 through March 15 each year). We must also pay Wells Fargo Bank an annual agency fee of $60,000 in advance on each July 30. We paid $1.2 million in arrangement fees and up-front fees relating to the existing credit agreement. We may (a) at any time reduce, in whole or in part (in $5 million increments), the available amount of the credit facilities provided in the existing credit agreement and (b) subject to certain conditions, prepay, in whole or in part, the revolving credit facilities provided by the existing credit agreement without penalty or premium.

     The existing credit agreement may be terminated before the stated expiration or maturity date of the revolving credit facilities — requiring all unpaid principal and accrued interest to be paid to the lenders — upon any “event of default” as defined in the existing credit agreement. The events of default in the existing credit agreement include (a) nonpayment of amounts due under the existing credit agreement, (b) the failure to observe or perform covenants set forth in the existing credit agreement and in the documents ancillary thereto that are not cured, (c) a change in control of us, and (d) any event or circumstance that has a material adverse effect on the collateral secured under the existing credit agreement or on our business, assets, liabilities, condition (financial or otherwise), or prospects.

     We are subject to various restrictive covenants stated in the existing credit agreement. Those restrictive covenants, which are typical of those found in credit agreements of these types, include restrictions on the incurrence of indebtedness from other sources, restrictions on advances to or investments in other persons or entities, restrictions on the payment of dividends to shareholders and on the repurchase of shares, and the requirement that various financial ratios be maintained. Certain of the covenants in the existing credit agreement require us:

•	to limit our capital expenditures during each fiscal year to $20 million;

•	to limit any single acquisition of assets or capital stock of an entity in the retail financial services business to a purchase price of no more than $10 million and to assets or entities that have a positive cash flow for the 12 months preceding such acquisition, unless otherwise agreed upon by the lenders;

•	to reduce our risk of increases in interest rates by entering into one or more interest-rate swap agreements to convert to fixed-rate obligations our floating- or variable-rate interest obligations with respect to the lesser of (a) $30 million and (b) 50% of the average amount of the unpaid loans outstanding during the prior month; and

•	to maintain the following financial coverage ratios:

-	our consolidated net worth at any time cannot be less than $133.7 million plus 75% of all net income earned in a calendar quarter, without deduction for any quarterly losses, plus 100% of the proceeds of any equity offering;

-	at the end of any fiscal quarter, our debt-to-EBITDA ratio cannot be more than 2.75-to-1.00 through December 31, 2005 and 2.50-to-1.00 thereafter;

-	at the end of each fiscal quarter, our cash flow coverage ratio cannot be less than 1.25-to-1.00.

     The payment and performance of our obligations under the existing credit agreement and the documents ancillary thereto are secured by liens on all or substantially all of our and its subsidiaries’ (other than Ace Funding, LLC’s) assets. All of our subsidiaries (other than Ace Funding, LLC) guaranteed our obligations under the existing credit agreement. The collateral arrangements entered into by us and our guarantor subsidiaries are substantially similar for each of Wells Fargo Bank, as administrative agent for the lenders, and Travelers Express Company, Inc., which has a subordinate lien to secure the payment and performance of our obligations under the money order agreement and under the MoneyGram Agreement. We and all of our secured creditors or agents for them entered into a First Amended and Restated Intercreditor Agreement dated as of July 30, 2004 that includes agreements regarding the priority of distributions to the lenders and Travelers Express upon foreclosure and liquidation of the collateral subject to the security agreements executed by us and our guarantor subsidiaries and certain other intercreditor arrangements. This intercreditor agreement replaced the Intercreditor Agreement dated as of March 31, 2003, as amended, that was in effect with our prior credit agreement.

Fiscal 2004 Credit Facilities

     During the year ended June 30, 2004, we were party to:

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

     The terms of those agreements are described in Note 3 of Notes to Consolidated Financial Statements. As described above, the bank credit agreement was amended and restated on July 30, 2004, and the notes issued to American Capital Strategies, Ltd. were fully repaid in May 2004.

     As of June 30, 2004, we had borrowed $60 million under our revolving line-of-credit facility. The average amount borrowed on our revolving line-of-credit facility was $81.0 million and $96.3 million for the years ended June 30, 2004 and 2003, respectively. The prime rate effective on June 30, 2004 was 4.25% and LIBOR effective on that date was 1.375%.

Swap Agreements

     To reduce our risk of greater interest expense because of interest-rate fluctuations, we enter into interest-rate swap agreements from time to time, which effectively convert a portion of our floating-rate interest obligations to fixed-rate interest obligations.

     On April 23, 2003, we entered into an interest-rate swap agreement with JP Morgan Chase Bank, regarding a notional amount of $60 million, associated with the revolving advance facility under our bank credit agreement, to be effective until March 31, 2006. On May 31, 2004, the notional amount was reduced from $60 million to $30 million and will increase to $45 million on January 1, 2005. The fixed rate effective on June 30, 2004, prior to adding the applicable margin, was 1.715%.

     On June 2, 2003, we entered into an interest-rate swap agreement with National City Bank regarding a notional amount of $20 million, corresponding to our term notes, to be effective until March 31, 2006. In May 2004, we paid the notes in full and terminated the swap agreement. There was no material gain or loss recorded as a result of the swap termination.

Self-Service Machine Funding Arrangements

     We placed 219 of our self-service check cashing machines in certain retail offices of H&R Block Tax Services, Inc. during the 2004 tax season. In accordance with our existing multi-year license agreement between with H&R Block, the self-service machines are made available to cash only tax refund anticipation loan checks of H&R Block customers.

     For the 2004 tax season, we had the right to obtain a maximum of $330 million of cash or currency for the self-service machines placed in the H&R Block retail offices through two arrangements. One of the arrangements, originally entered into on January 7, 2003 and amended on December 22, 2003, was with Ace Funding LLC, our wholly owned subsidiary, as borrower, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, a German bank, as arranger and liquidity agent, and Autobahn Funding Company LLC, as lender. The other arrangement, which was entered into on December 30, 2003, was with Texas Capital Bank, National Association, a national bank that is a subsidiary of Texas Capital Bancshares, Inc.

     In accordance with the first amendment to the existing agreement among us, Ace Funding, DZ Bank and Autobahn Funding, up to a $190 million revolving line-of-credit facility was made available to Ace Funding to provide the cash or currency to certain of the self-service machines in H&R Block retail offices during the 2004 tax season. For financial reporting purposes, Ace Funding is our consolidated subsidiary and all borrowings by Ace Funding under this arrangement, all amounts paid by Ace Funding under this arrangement and all check cashing fees received by us from the self-service machines subject to this arrangement will be reflected in our consolidated financial statements.

     Under the cash services agreement with Texas Capital Bank for the 2004 tax season, we had available up to $140 million in cash or currency for certain of the self-service machines in H&R Block retail offices. For the use of Texas Capital Bank’s cash, as well as corresponding transportation and custodial services provided by the bank, we agreed to pay fees to the bank that vary depending on the volume of checks cashed in the self-service machines and our use of corresponding services. The cash in the self-service machines, as well as the cashed checks deposited in the self-service machines in exchange for that cash, are not our assets but assets of Texas Capital Bank. Under the cash services agreement, our access to the cash or currency was subject to any need of the bank for that property for its own business or purposes. We agreed to maintain, during the term of this agreement (i.e., the 2004 tax season), a deposit account at Texas Capital Bank of at least $1 million, pledged as assurance of our performance of our obligations under the cash services agreement. We are entitled to all of the check cashing fees earned from the self-service machines subject to this arrangement upon the expiration of this agreement, subject to and after the payment to the bank of all amounts to which it is entitled. This agreement expired on March 31, 2004.

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

Stock Repurchase Program

     In fiscal 2000, our board of directors authorized the repurchase from time to time of up to approximately $5 million of our common stock in the open market or in negotiated transactions. During fiscal 2000 and 2001, we repurchased 211,400 shares at an average price of $12.81 per share. During fiscal 2002, 2003 and 2004, no shares were repurchased. This stock repurchase program will remain in effect, however, until discontinued by our board of directors.

Litigation Expenses

     We have been required in the past to defend ourselves and, in some matters, our directors, officers and others in various lawsuits and state regulatory proceedings regarding our current and past loan-related activities. We incurred significant legal expenses in conducting that defense. In accordance with our bylaws, we paid the expenses of defense for our directors, officers and other employees named as additional defendants in these lawsuits. We also paid, in accordance with our agreement with Goleta National Bank, all of the expenses of Goleta as a party in these proceedings. We expensed an additional $0.1 million during fiscal 2004 for administrative expenses related to the settlement of the Purdie lawsuit.

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

Seasonality

Our business is seasonal to the extent of the impact of cashing tax refund checks and tax refund anticipation loan checks. The impact of these services is in the third and fourth quarters of our fiscal year. Our loan business declines slightly in the third fiscal quarter as a result of the customers’ receipt of tax refund checks and tax refund anticipation loans.

Impact of Inflation

We believe that our results of operations are not dependent upon the levels of inflation.

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

     Our business requires significant amounts of cash for services and inventory. Much of that cash is obtained through borrowing. Therefore, we have, and we expect to have, a significant amount of outstanding debt and may incur additional debt in the future as we seek to expand our business. As of June 30, 2004, our short-term debt was $60 million, and we had no material long-term debt.

     Our debt agreements require us to maintain compliance with numerous financial covenants. The covenants restrict our ability to take certain actions to some extent, including our ability to:

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

     As long as our indebtedness remains outstanding, the restrictive covenants could impair our ability to expand or pursue our growth strategy. In addition, the breach of any covenants or any payment obligations in any of these debt agreements will result in an event of default under the applicable debt instrument. If there is an event of default under one of our debt agreements, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable, subject to applicable grace periods. This could trigger cross-defaults under our other debt agreements. We cannot assure you that our assets or cash flow would be sufficient to repay fully borrowings under our outstanding debt agreements if accelerated upon an event of default, or that we would be able to refinance or restructure the payments on any of those debt agreements. Further, if we are unable to repay, refinance or restructure our indebtedness under our secured debt agreements, the lenders under such agreements could proceed against the collateral securing that indebtedness. Substantially all of our assets are pledged to secure the outstanding indebtedness. Forced repayment of some or all of our indebtedness would reduce our available cash and have an adverse impact on our financial condition and results of operations.

Our existing and future debt obligations could adversely affect our results of operations and financial condition as we may be required to secure additional financing to meet our future capital needs and cannot assure you that we will be able to do so on favorable terms, if at all.

     Our significant amount of debt could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations to the holders of our outstanding debt;

•	make us vulnerable to interest rate increases, because a significant portion of our borrowings is, and will continue to be, at variable rates of interest;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt obligations, which will reduce our funds available for working capital, capital expenditures and other general corporate expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have proportionately less debt;

•	restrict our operational flexibility, because of restrictive covenants that will limit our ability to make acquisitions, explore certain business opportunities, dispose of assets and take other actions; and

•	limit our ability to borrow additional funds in the future, if we need them, due to applicable financial and restrictive covenants in our debt agreements.

     If our debt levels increase, the related risks that we face will also increase. If we fail to generate sufficient cash flow from future operations to meet our debt service obligations, we may need to seek refinancing of all or a portion of our indebtedness or obtain additional financing in order to meet our obligations with respect to our indebtedness. We cannot assure you that we will be able to refinance any of our indebtedness or obtain additional financing on satisfactory terms or at all, particularly because of our high levels of debt and the debt-incurrence restrictions imposed by our current debt agreements.

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

     A significant portion of our revenues is based on loan interest and fees from short-term consumer loans, also known as payday loans, that we offer in our owned stores. Short-term consumer loans have come under increased scrutiny and regulation in recent years. For example, in October 2002, the Federal Trade Commission sent an Information and Documentation Request to several national companies that offer short-term consumer loans, including us. This industry-wide review may result in recommendations regarding the short-term consumer loan industry or specific conclusions about us, either of which may negatively affect our operations.

     Also, during the last few years, legislation has been introduced in the United States Congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that may prohibit or severely restrict short-term consumer loans. For example, in December 2002, we ceased offering short-term consumer loans at our stores in Alabama, Georgia and North Carolina as a result of laws enacted restricting short-term consumer loans in those states. As a result of more recently enacted laws in Alabama permitting short-term consumer loans, we have recently resumed offering short-term consumer loans at our store in that state. We intend to continue, with others in the short-term consumer loan industry, to inform and educate legislators and to oppose legislative or regulatory action that may prohibit or severely restrict short-term consumer loans. Nevertheless, if legislative or regulatory action with that effect were taken on the federal level or in states in which we have a significant number of stores, that action may have a material adverse effect on our loan-related activities and revenues. Moreover, similar action by states in which we are not currently offering short-term consumer loans could result in us having fewer opportunities to pursue our growth strategy.

     In 2002, the Office of the Comptroller of the Currency, which supervises national banks, took action to effectively prohibit certain national banks from offering and making short-term consumer loans because of the agency’s view that they posed various risks to those banks. As a result, we discontinued offering Goleta loans in our stores on December 31, 2002.

     In addition, Republic Bank & Trust Company, a Kentucky state-chartered bank for which we act as marketer and servicer of its short-term consumer loans, is subject to federal and state banking regulations. The State of Kentucky is the primary regulator of Republic Bank, and the Federal Deposit Insurance Corporation, or FDIC, is the back-up federal regulator of Republic Bank. If the State of Kentucky or the FDIC were to order Republic Bank to cease or significantly curtail its short-term consumer lending services, our revenues derived from fees from Republic Bank would be adversely affected, unless we could secure an agreement to provide similar services with another bank not subject to similar regulations. We cannot assure you that we would be successful in finding such a replacement bank, especially as arrangements like ours with Republic Bank are coming under increasing political and regulatory scrutiny. Lawsuits filed against banks offering these short-term consumer loans, such as one recently filed by the New York State Attorney General’s office discussed below, may hinder our ability to partner with a replacement bank or to establish relationships with new banks in other states as part of our growth strategy. Any agreement with a replacement bank or new bank may also not be on terms as favorable to us as our current agreement with Republic Bank.

     Republic Bank is also subject to FDIC inspection and authority, and as a result of our marketing servicing activities, we too are subject to such inspection and authority. We cannot assure you that the regulatory scheme affecting Republic Bank, or FDIC inspection or authority with respect to Republic Bank or us, will not negatively impact our operations.

Potential litigation and regulatory proceedings regarding our short-term consumer loans could materially adversely affect our financial condition.

     During the last few years, we and our competitors have been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of short-term consumer loans. In our case, such litigation and regulatory proceedings primarily involved attempts by plaintiffs to recharacterize us as the true lender of short-term consumer loans made by Goleta National Bank through our stores, in part because we acquired participations in the Goleta loans. Although our relationship with Goleta has been terminated and we have settled the related class action lawsuit, we cannot assure you that we will not be subject to future lawsuits associated with our short-term consumer loan services.

     In particular, we may become subject to litigation or regulatory proceedings focusing on our relationship with Republic Bank. If we were to be recharacterized as the lender of these Republic Bank loans, then the interest charged for these loans would violate most of the applicable states’ usury laws which impose maximum rates of interest or finance charges that a non-bank lender may charge, and any resulting refunds or penalties we would likely incur would materially adversely affect our results of operations and financial condition. While there are differences between the Goleta loans and the Republic Bank loans, principally that we do not acquire participations in Republic Bank loans, and while we believe we are not the lender under this arrangement with Republic Bank, we cannot assure you that a regulator or a borrower will not try to recharacterize us as the true lender. For example, although we do not offer short-term consumer loans in New York, recently the New York State Attorney General’s office filed a lawsuit against a Delaware state-chartered bank and the companies servicing its short-term consumer loans through a structure that is in some respects similar to our agreement with Republic Bank.

Media reports and public perception of short-term consumer loans as being predatory or abusive could materially adversely affect our business.

     Over the past few years, consumer advocacy groups and certain media reports have advocated governmental action to prohibit or severely restrict short-term consumer loans. The consumer groups and media reports typically focus on the cost to a consumer for this type of loan, which is higher than the interest typically charged by credit card issuers to a more creditworthy consumer. This difference in credit cost is more significant if a consumer does not promptly repay the loan, but renews, or rolls over, that loan for one or more additional short-term periods. The consumer groups and media reports typically characterize these short-term consumer loans as predatory or abusive toward consumers. If this negative characterization of our short-term consumer loan service becomes increasingly accepted by consumers, demand for our short-term consumer loans could significantly decrease, which could materially adversely affect our results of operations and financial condition.

     Negative perception of our short-term consumer loans or other activities could also result in us being subject to more restrictive laws and regulations. For example, a short-term consumer loan prohibition law was recently passed by the Georgia state legislature. In addition, we may become subject to lawsuits against us for our short-term consumer loans or the Republic Bank loans. If changes in the laws affecting our short-term consumer loans or the Republic Bank loans are enacted, or if we become subject to such lawsuits, our financial condition and results of operations would be materially adversely affected.

If our estimates of our loan losses are not adequate to absorb known or probable losses, our financial condition may be materially adversely affected.

     We maintain an allowance for loan losses at levels to cover the anticipated losses in the collection of our loan portfolio. We determine our allowance for loan losses based upon a review of historical loan losses and the loan portfolio. Our allowance for loan losses is periodically reviewed by our management. For the year ended June 30, 2004, our loan loss provision was $16.9 million, and we charged-off $15.0 million related to our loans. Our loan loss provision, however, is an estimate, and if actual loan losses are materially greater than our loan loss provision, our financial condition could be materially adversely affected.

     With respect to the Republic Bank loans, we are obligated to reimburse Republic Bank for loan losses on a quarterly basis. As a result, we could be potentially obligated to pay Republic Bank for loan losses in an amount up to the total outstanding amount of Republic Bank loans recorded on Republic Bank’s financial statements, which was $9.4 million as of June 30, 2004. This amount is not included on our balance sheet. For the year ended June 30, 2004, we provided a payable of approximately $7.4 million for losses on Republic Bank loans and charged-off $6.5 million related to Republic Bank loans. The balance of the liability for Republic Loan losses reported in accrued liabilities as of June 30, 2004 was $0.7 million. The payable to Republic Bank is, however, an estimate. If actual loan losses are materially greater than our recorded amount payable to Republic Bank, our financial condition could be materially adversely affected.

A significant portion of our consumer lending business is derived from our relationship with Republic Bank, and a loss of that relationship could adversely affect our liquidity and profits.

     Under our marketing and servicing agreement with Republic Bank, we provide various services to the bank in connection with our marketing and servicing of Republic Bank’s short-term consumer loans in exchange for which we are compensated by Republic Bank through payment of fees. As of June 30, 2004, Republic Bank was offering its Republic Bank loans in 359 of our company-owned stores in Arkansas, Pennsylvania and Texas. Approximately 9.7% and 3.9% of our total revenues in fiscal 2004 and 2003, respectively, were derived from fees paid to us by Republic Bank.

     The FDIC has set limits on the dollar amount of short-term consumer loans Republic Bank can have outstanding at any given time based on its capital. If the FDIC were to reduce these limits or other events involving Republic Bank outside of our control were to occur, our ability to grow this portion of our business could be materially adversely affected. In addition to customary termination provisions, our agreement with Republic Bank can be terminated by either party if the quarterly loan loss rate of Republic Bank loans exceeds a specified level.

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

     Our future success depends to a significant degree upon the members of our senior management, particularly Jay Shipowitz, our President and Chief Executive Officer. The loss of the services of Mr. Shipowitz or other members of senior management could harm our business and development. Our continued growth also will depend upon our ability to attract and retain additional skilled management personnel. If we are unable to attract and retain personnel as needed in the future, our operating results and growth could suffer.

Competition in the retail financial services industry is intense and could cause us to lose market share and revenues.

     The industry in which we operate is highly fragmented and very competitive. In addition, we believe that the market will become more competitive as the industry matures and consolidates. We compete with other check cashing stores, short-term consumer lenders, grocery stores, banks, savings and loan institutions, other financial services entities and other retail businesses that also cash checks, offer short-term consumer loans, sell money orders, provide money transfer services, or other similar financial services. Some of our competitors that are not check cashing companies have larger and more established customer bases and substantially greater financial, marketing and other resources. Our stores have also recently been facing competition from automated check cashing machines deployed in supermarkets, convenience stores and other public venues by large financial services organizations. We cannot assure you that we will be able to compete successfully. As a result, we could lose market share and our revenues could decline, thereby affecting our ability to generate sufficient cash flow to service our indebtedness and fund our operations.

Our revenues and net income from check cashing services may be materially adversely affected if the number of consumer check cashing transactions decreases or the amount of checks we cash that are uncollected significantly increases.

     Historically, over half of our revenues come from our check cashing business. Any changes in economic factors that materially adversely affect consumer transactions could reduce the volume of transactions that we process and have a material adverse effect on our business, financial condition and results of operations. Recently, there has been increasing penetration of electronic banking services into the check cashing and money transfer industry, including direct deposit of payroll checks and electronic transfer of government benefits. To the extent that checks are replaced with such electronic transfers, demand for our check cashing services could decrease.

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

     We are a party to a money order agreement with Travelers Express under which we exclusively sell Travelers Express money orders that bear our logo. Under this agreement, we are obligated to make prompt remittances of money order proceeds. We are also an agent for the receipt and transmission of wire transfers of money through the MoneyGram network in accordance with an agreement with Travelers Express and MoneyGram Payment Systems, Inc., an affiliate of Travelers Express. We receive significant revenues pursuant to these agreements. Approximately 7.1% and 7.6% of our total revenues in fiscal 2004 and 2003, respectively, were derived from these agreements. Our relationship with Travelers Express and its affiliates is therefore significant to our business. Accordingly, if any disruption in this relationship occurs, it could materially and adversely affect our liquidity and profits.

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

     As of June 30, 2004, our principal shareholders, directors and executive officers, and entities affiliated with them, owned approximately 15% of the outstanding shares of our common stock. As a result, these shareholders, if acting together, are able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium of their common stock as a party of a sale of our company and might ultimately affect the market price of our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, particularly including changes in interest rates that might affect the costs of our financing under our existing credit agreement. To mitigate the risks of changes in interest rates, we use derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. To reduce our risk of greater interest expense because of interest-rate fluctuations, we have entered into interest-rate swap agreements, which effectively converted a portion of our floating-rate interest obligations to fixed-rate interest obligations, as described in Note 3 to Notes to Consolidated Financial Statements.

The fair value of our existing interest-rate swaps was ($283,000) as of June 30, 2004. The associated underlying debt has equaled or exceeded the notional amount for each swap throughout the existence of the swap, and we anticipate that it will continue to do so. Each existing swap is based on the same index as, and repriced on a consistent basis with its corresponding underlying debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15(a)(1) for information required for this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the year ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference from the information provided under the caption “Directors and Executive Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held on November 15, 2004 (“our 2004 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference from the information provided under the captions “Executive Compensation” and “Stock Performance Chart” in our 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information provided under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2004 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information provided under the caption “Directors and Executive Officers Certain Relationships” in our 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information provided under the caption “Relationships with Independent Certified Public Accountants” in our 2004 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(3) Exhibits.

Exhibit Number	Exhibits
3.1	Restated Articles of Incorporation of the Company, as amended through January 31, 1998. (Included as Exhibit 3.6 to the Company’s Form 10-Q as of December 31, 1997 (Commission File Number 0-20774) and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of the Company, as amended through January 31, 1998. (Included as Exhibit 3.7 to the Company’s Form 10-Q as of December 31, 1997 (Commission File Number 0-20774) and incorporated herein by reference.)

3.3	Certificate of Amendment to the Company’s Bylaws dated January 3, 2000. (Included as Exhibit 3.3 to the Company’s Form 10-Q as of December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.)

4.1	Form of Certificate representing shares of Registrant’s Common Stock. (Included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-53286) (the “Registration Statement”) and incorporated herein by reference.)

10.1	Lease Agreement dated October 1, 1987, between the Company and Greenway Tower Joint Venture, as amended by First Amendment to Lease Agreement dated April 29, 1988, Second Amendment to Lease Agreement dated August 24, 1988, Third Amendment to Lease Agreement dated December 29, 1988 and Fourth Amendment to Lease Agreement dated January 29, 1991. (Included as Exhibit 10.8 to the Registration Statement and incorporated herein by reference.)

10.2	Fifth Amendment to Lease Agreement dated June 13, 1994, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.10 to the Company’s Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)

10.3	Ace Cash Express, Inc. 401(k) Profit Sharing Plan, adopted July 1, 1994. (Included as Exhibit 10.13 to the Company’s Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.4	Ace Cash Express, Inc. Deferred Compensation Plan, adopted July 1, 1994. (Included as Exhibit 10.14 to the Company’s Form 10-K as of June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.5	Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan dated March 27, 1995. (Included as Exhibit 10.19 to the Company’s Form 10-K as June 30, 1995 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.6	Sixth Amendment to Lease Agreement dated February 1, 1996, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.25 to the Company’s Form 10-Q as of March 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.7	Amendment No.1 to the Ace Cash Express 401K Profit Sharing Plan effective January 1, 1998. (Included as Exhibit 10.33 to the Company’s Form 10-Q as of March 31, 1998 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.8	Amendment No. 1 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.34 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.9	Amendment No. 2 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.35 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.10	Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit A to the Company’s Proxy Statement for the 1997 Annual Meeting of Shareholders (Commission File No. 0-20774) and incorporated herein by reference.)#

Exhibit Number	Exhibits
10.11	Amendment No. 1 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.37 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.12	Money Order Agreement dated as of April 16, 1998, but effective as of December 16, 1998, between the Company and Travelers Express Company, Inc. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934). (Included as Exhibit 10.39 to the Company’s Form 10-K as of June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)

10.13	Amendment No.3 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.44 to the Company’s Form 10-Q as of December 31, 1998 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.14	Amendment No. 2 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.45 to the Company’s Form 10-Q as of December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.)#

10.15	Money Transfer Agreement dated as of June 30, 2000, among the Company, Travelers Express Company, Inc., and MoneyGram Payment Systems, Inc. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.48 to the Company’s Form 10-K as of June 30, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)

10.16	Amendment No. 3 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.50 to the Company’s Form 10-Q as of December 31, 2000 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.17	Change-in-Control Executive Severance Agreement dated as of May 15, 2001, between the Company and Barry M. Barron. (Included as Exhibit 10.56 to the Company’s Form 10-K as of June 30, 2001 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.18	Separation Agreement dated as of February 28, 2002, between the Company and R. Edward McCarty. (Included as Exhibit 10.1 to the Company’s Form 10-Q as of March 31, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.19	Consulting Agreement dated as of February 28, 2002, between the Company and R. Edward McCarty. (Included as Exhibit 10.2 to the Company’s Form 10-Q as of March 31, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)#

10.20	Seventh Amendment to Lease Agreement dated December 20, 2000, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.66 to the Company’s Form 10-K as of June 30, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)

10.21	Eighth Amendment to Lease Agreement dated May 10, 2001, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.67 to the Company’s Form 10-K as of June 30, 2002 (Commission File No. 0- 20774) and incorporated herein by reference.)

10.22	Ace Cash Express, Inc. Executive Non-Qualified Excess Plan Adoption Agreement with the First Amendment to the Ace Cash Express, Inc. Executive Non-Qualified Excess Plan, dated as of October 1, 2001. (Included as Exhibit 10.68 to the Company’s Form 10-K as of June 30, 2002 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.23	Stipulation and Consent to the Issuance of a Consent Order between Ace Cash Express, Inc. and the Office of the Comptroller of the Currency dated October 25, 2002. (Included as Exhibit 10.1 to the Company’s Form 8-K filed on November 5, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)

10.24	Consent Order issued by the Office of the Comptroller of the Currency In the Matter of Ace Cash Express, Inc., Irving, Texas, as Agent and Bank Service Provider for Goleta National Bank, Goleta, California, dated October 25, 2002. (Included as Exhibit 10.2 to the Company’s Form 8-K filed on November 5, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)

10.25	Amendment No. 4 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.1 to the Company’s

Exhibit Number	Exhibits
Form 10-Q as of December 31, 2002 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.26	License Agreement dated November 22, 2000, with Addendum No. 1 thereto dated as of May 31, 2001, by and between H&R Block Tax Services, Inc. and the Company. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.1 to the Company’s Form 8-K filed on January 21, 2003 (Commission File No. 0-20774) and incorporated herein by reference.)

10.27	Loan and Servicing Agreement dated as of December 18, 2002, among Ace Funding LLC, the Company, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, together with the material Schedules, Exhibits and Annexes thereto. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.3 to the Company’s Form 8-K filed on January 21, 2003 (Commission File No. 0-20774) and incorporated herein by reference.)

10.28	Marketing and Servicing Agreement dated as of October 21, 2002, with First Amendment to Marketing and Servicing Agreement dated as of January 28, 2003, between Republic Bank & Trust Company and the Company. (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.1 to the Company’s Form 10-Q as of March 31, 2003 (Commission File No. 0-20774) and incorporated herein by reference.)

10.29	Restricted Stock Agreement dated January 28, 2003 between the Company and Barry M. Barron. (Included as Exhibit 10.2 to the Company’s Form 10-Q as of March 31, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.30	Restricted Stock Agreement dated July 2, 2003 between the Company and Jay B. Shipowitz. (Included as Exhibit 10.3 to the Company’s Form 10-Q as of September 30, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.31	Restricted Stock Agreement dated July 2, 2003 between the Company and Barry M. Barron. (Included as Exhibit 10.4 to the Company’s Form 10-Q as of September 30, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.32	Restricted Stock Agreement dated October 30, 2003, between the Company and William S. McCalmont. (Included as Exhibit 10.1 to the Company’s Form 10-Q as of December 31, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.33	Change-in-Control Executive Severance Agreement executed December 5, 2003, but effective as of August 5, 2003, between the Company and William S. McCalmont. (Included as Exhibit 10.1 to the Company’s Form 10-Q as of December 31, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.34	Amendment Number One to Money Order Agreement dated as of February 18, 1999, between the Company and Travelers Express Company, Inc. (Included as Exhibit 10.1 to the Company’s Form 8-K filed on November 4, 2003 (Commission File No. 0-20774) and incorporated herein by reference.)

10.35	Amendment No. 2 to Money Order Agreement dated as of October 29, 2003, between the Company and Travelers Express Company, Inc. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.2 to the Company’s Form 8-K filed on November 4, 2003 (Commission File No. 0-20774) and incorporated herein by reference.)

10.36	Cash Services Agreement dated as of December 30, 2003, by and between the Company and Texas Capital Bank, National Association, together with the material Exhibits and Annexes thereto. (Confidential treatment for a portion of this document has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.1 to the Company’s Form 8-K filed on January 14, 2004 (Commission File No. 0-20774) and incorporated herein by reference.)

10.37	First Amendment dated as of December 22, 2003, among Ace Funding LLC, the Company, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National

Exhibit Number	Exhibits
Association, together with the Schedules thereto. (Included as Exhibit 10.2 to the Company’s Form 8-K filed on January 14, 2004 (Commission File No. 0-20774) and incorporated herein by reference.)

10.38	First Amended and Restated Credit Agreement dated July 30, 2004, by and among the Company, Wells Fargo Bank, National Association, as administrative agent for the lenders, JPMorgan Chase Bank, J.P. Morgan Securities, Inc., U.S. Bank, National Association, Bank of America, N.A., Union Bank of California, N.A., Keybank National Association, and the lenders named in Schedule 2.01, together with the Exhibits and Schedules thereto. (Application for confidential treatment for a portion of the Schedules to this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.1 to the Company’s Form 8-K filed on August 13, 2004 (Commission File No. 0-20774) and incorporated herein by reference.)

10.39	Executive Employment Agreement dated to be effective as of July 1, 2004, between the Company and Jay B. Shipowitz. (Included as Exhibit 10.1 to the Company’s Form 8-K filed on August 27, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.40	Restricted Stock Agreement dated to be effective as of July 1, 2004, between the Company and Jay B. Shipowitz. (Included as Exhibit 10.2 to the Company’s Form 8-K filed on August 27, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.41	Change-in-Control Executive Severance Agreement dated to be effective as of July 1, 2004, between the Company and Jay B. Shipowitz. (Included as Exhibit 10.3 to the Company’s Form 8-K filed on August 27, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.42	Employment Agreement dated to be effective as of July 1, 2004, between the Company and Donald H. Neustadt. (Included as Exhibit 10.4 to the Company’s Form 8-K filed on August 27, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.43	General Release and Covenant Not to Sue dated to be effective as of June 30, 2004 between the Company and Donald H. Neustadt. (Included as Exhibit 10.5 to the Company’s Form 8-K filed on August 27, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) #

21	Subsidiaries of the Company.*

23	Consent of Grant Thornton LLP.*

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE CASH EXPRESS, INC.
By:	/s/ WILLIAM S. MCCALMONT
William S. McCalmont
Executive Vice President and Chief Financial Officer

Date: September 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title
/s/ RAYMOND C. HEMMIG Raymond C. Hemmig	Chairman of the Board, Director
/s/ JAY B. SHIPOWITZ Jay B. Shipowitz	President and Chief Executive Officer Director
/s/ WILLIAM S. MCCALMONT William S. McCalmont	Executive Vice President and Chief Financial Officer
/s/ MICHAEL J. BRISKEY Michael J. Briskey	Senior Vice President of Finance Treasurer
/s/ WALTER E. EVANS Walter E. Evans	Senior Vice President and General Counsel Secretary
/s/ ROBERT P. ALLYN Robert P. Allyn	Director
/s/ DONALD H. NEUSTADT Donald H. Neustadt	Director
/s/ MARSHALL B. PAYNE Marshall B. Payne	Director
/s/ MICHAEL S. RAWLINGS Michael S. Rawlings	Director
/s/ EDWARD W. ROSE III Edward W. Rose III	Director
/s/ CHARLES DANIEL YOST Charles Daniel Yost	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,
Ace Cash Express, Inc.:

We have audited the consolidated balance sheets of Ace Cash Express, Inc. (a Texas corporation) and Subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ace Cash Express, Inc. and Subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas
August 20, 2004

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	June 30,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$123,041	$108,110
Accounts receivable, net	5,555	9,429
Loans receivable, net	17,047	13,000
Prepaid expenses, inventories, and other current assets	10,658	10,742

Total Current Assets	156,301	141,281

Noncurrent Assets
Property and equipment, net	30,721	32,352
Covenants not to compete, net	1,067	1,151
Goodwill, net	81,719	75,586
Other assets	3,839	8,398

Total Assets	$273,647	$258,768

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Revolving advances	$60,000	$83,900
Accounts payable, accrued liabilities, and other current liabilities	32,678	40,756
Money orders payable	4,495	6,884
Term advances	—	3,833
Notes payable	33	778

Total Current Liabilities	97,206	136,151

Noncurrent Liabilities
Term advances	—	34,436
Notes payable	75	110
Other liabilities	9,936	9,087

Total Liabilities	107,217	179,784

Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,518,737 and 10,395,113 shares issued and 13,307,337 and 10,183,713 shares outstanding, respectively	133	102
Additional paid-in capital	95,941	24,385
Retained earnings	75,296	58,244
Accumulated comprehensive loss	(170)	(1,017)
Treasury stock, at cost, 211,400 shares	(2,707)	(2,707)
Unearned compensation — restricted stock	(2,063)	(23)

Total Shareholders’ Equity	166,430	78,984

Total Liabilities and Shareholders’ Equity	$273,647	$258,768

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share amounts)

	Year Ended June 30,
	2004	2003	2002
Revenues	$246,659	$234,289	$229,266
Store expenses:
Salaries and benefits	59,593	58,170	57,864
Occupancy	30,563	29,194	28,207
Provision for loan losses and doubtful accounts	24,235	22,892	22,064
Depreciation	7,563	6,966	7,180
Other	40,066	38,192	36,512

Total store expenses	162,020	155,414	151,827

Gross margin	84,639	78,875	77,439
Region expenses	19,251	17,056	17,495
Headquarters expenses	18,681	17,133	16,594
Franchise expenses	1,196	1,225	993
Other depreciation and amortization	3,893	5,423	7,570
Interest expense, net	10,231	16,004	14,934
Loss on early extinguishment of debt	4,858	270	—
Other (income) expenses, net	(1,893)	1,314	2,827

Income from continuing operations before taxes	28,422	20,450	17,026
Provision for income taxes	11,370	8,174	6,913

Income from continuing operations	17,052	12,276	10,113
Discontinued operations:
Gain on sale of discontinued operations, net of tax	—	499	—

Net income	$17,052	$12,775	$10,113

Basic earnings per share:
Continuing operations	$1.55	$1.20	$1.00
Discontinued operations	—	0.05	—

Total	$1.55	$1.25	$1.00

Diluted earnings per share:
Continuing operations	$1.49	$1.20	$1.00
Discontinued operations	—	0.05	—

Total	$1.49	$1.25	$1.00

Weighted average number of common shares outstanding:
Basic	11,009	10,181	10,118
Diluted	11,477	10,206	10,141

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except shares)

								Unearned
	Common Stock		Additional		Accumulated	Treasury Stock		Compensation	Total
			Paid-In	Retained	Comprehensive			- Restricted	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Stock	Equity
Balance as of July 1, 2001	10,047,120	$100	$23,288	$35,356	($1,311)	211,400	($2,707)	$—	$54,726
Net income	—	—	—	10,113	—	—	—		10,113
Change in fair value of interest-rate swaps, net of tax	—	—	—	—	233	—	—	—	233

Comprehensive income									10,346

Stock options exercised and related tax benefit	133,468	2	1,065	—	—	—	—	—	1,067

Balance as of June 30, 2002	10,180,588	102	24,353	45,469	(1,078)	211,400	(2,707)	—	66,139
Net income	—	—	—	12,775	—	—	—	—	12,775
Change in fair value of interest-rate swaps, net of tax	—	—	—	—	61	—	—	—	61

Comprehensive income									12,836

Stock options exercised and related tax benefit	625	—	7	—	—	—	—	—	7
Restricted stock	2,500	—	25	—	—	—	—	(23)	2

Balance as of June 30, 2003	10,183,713	102	24,385	58,244	(1,017)	211,400	(2,707)	(23)	78,984
Net income	—	—	—	17,052	—	—	—	—	17,052
Change in fair value of interest-rate swaps, net of tax	—	—	—	—	847	—	—	—	847

Comprehensive income									17,899

Stock options exercised and related tax benefit	504,827	5	7,684	—	—	—	—	—	7,689
Restricted stock	207,175	2	2,602	—	—	—	—	(2,040)	564
Stock offering	2,411,622	24	61,270	—	—	—	—	—	61,294

Balance as of June 30, 2004	13,307,337	$133	$95,941	$75,296	($170)	211,400	($2,707)	($2,063)	$166,430

The accompanying notes are an integral part of this consolidated financial statement.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,
	2004	2003	2002
Cash flows from operating activities:
Net income	$17,052	$12,775	$10,113
Less: Gain on sale of discontinued operations, net of tax	—	499	—

Income from continuing operations	17,052	12,276	10,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,456	12,389	14,750
Provision for loan losses	24,280	22,772	22,064
Provision for doubtful accounts	(21)	120	—
Restructuring charge	—	—	(163)
Loss on disposal of property and equipment	781	634	688
Loss on investment in ePacific	—	703	—
Deferred income taxes	(305)	5,818	1,443
Deferred revenue	(2,009)	(2,217)	(2,182)
Compensation on restricted stock grants	562	2	—
Changes in assets and liabilities:
Accounts receivable	3,919	(757)	(5,374)
Loans receivable	(20,961)	(15,483)	(24,894)
Prepaid expenses, inventories and other current assets	1,104	(3,917)	138
Other assets	2,258	(10,888)	(4,453)
Accounts payable, accrued liabilities, and other liabilities	(12,479)	13,279	6,260

Net cash provided by operating activities	25,637	34,731	18,390
Cash flows from investing activities:
Purchases of property and equipment, net	(7,950)	(4,771)	(7,127)
Intangible assets acquired	(6,403)	(673)	(1,177)

Net cash used by investing activities	(14,353)	(5,444)	(8,304)
Cash flows from financing activities:
Net decrease in money orders payable	(2,389)	(6,533)	(3,511)
Net repayments of revolving advances	(23,900)	(13,600)	(12,300)
Net repayments of term advances	(38,269)	(10,081)	(4,650)
Net borrowings (repayments) of notes payable	(780)	(576)	386
Payments of senior secured notes payable	—	(8,000)	(4,000)
Proceeds from stock options exercised	7,689	7	1,067
Proceeds from restricted stock	2	—	—
Proceeds from stock offering	61,294	—	—

Net cash provided (used) by financing activities	3,647	(38,783)	(23,008)

Cash provided (used) by continuing operations	14,931	(9,496)	(12,922)
Cash provided by sale of discontinued operations	—	1,342	—

Net increase (decrease) in cash and cash equivalents	14,931	(8,154)	(12,922)
Cash and cash equivalents, beginning of year	108,110	116,264	129,186

Cash and cash equivalents, end of year	$123,041	$108,110	$116,264

Supplemental disclosures of cash flows information:
Interest paid	$9,943	$15,391	$12,292
Income taxes paid	$7,403	$5,309	$3,871

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations

Ace Cash Express, Inc. (the “Company” or “ACE” or “we” or “us”) was incorporated under the laws of the state of Texas in March 1982. We operate in one line of business with two segments (company-owned and franchised operations) and provide retail financial services, such as check-cashing; small, short-term consumer loans; third-party bill-payments; money orders; wire transfers; and other transactional services to customers for a fee. On June 30, 2004, we owned and operated 1,026 stores and had 204 franchised stores, for a total network of 1,230 stores in 36 states and the District of Columbia.

Principles of Consolidation

The consolidated financial statements include the accounts of ACE and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In applying the accounting principles, we must often make individual estimates and assumptions regarding expected outcomes or uncertainties. As might be expected, the actual results or outcomes are generally different than the estimated or assumed amounts. These differences are usually minor and are included in our consolidated financial statements as soon as they are known. Estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

Revenue Recognition Policy

All of our store transactions are processed through our point-of-sale system. Approximately 97% of our revenue results from transactions at the point-of-sale with our customers, and approximately 66% of our revenue is effectively recognized when the transaction is completed at the point-of-sale. These transactions include check cashing, bill payment, money transfer, money order sales, and other miscellaneous products and services grouped in “other fees.” We act in an agency capacity regarding some of the products and services offered and sold at our stores, and therefore record as revenue the amounts received from customers less amounts remitted to the provider.

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

Franchise revenue consists of up-front franchise fees charged for opening the franchised store and on-going royalty fees. Franchise fees, which are the initial fees paid by the franchisees, are recognized when the franchised location has been identified, the lease has been obtained, the training has occurred, the building has been built or leasehold improvements have been completed, the proprietary point-of-sale system has been installed and the store has been opened. Franchise royalty fees, which are the greater of a minimum fee or a percentage of each franchisee’s actual revenues, are recognized and payable monthly.

The components of revenue are as follows:

	Year Ended June 30,
	2004	2003	2002
	(in thousands)
Check cashing	$129,194	$125,703	$118,907
Short-term consumer loans	77,029	70,806	74,197
Bill payments	16,960	13,507	10,156
Money transfers	11,136	10,898	10,998
Money orders	6,330	6,960	7,554
Franchising	2,774	2,346	2,199
Other services	3,236	4,069	5,255

Total revenue	$246,659	$234,289	$229,266

Cash and Cash Equivalents

We consider all highly-liquid investment securities purchased with an original maturity of three months or less from the date of purchase to be cash equivalents.

Accounts Receivable, Net

Accounts receivable, net, on the consolidated balance sheets as of June 30, 2004 and 2003 were $5.6 million and $9.4 million, respectively, and include the receivable for fees payable by Republic Bank, the receivable for incentive payments under the agreement with MoneyGram Payment Systems, Inc., and other miscellaneous receivables net of an allowance for doubtful accounts of $0.8 million and $0.7 million as of June 30, 2004 and 2003, respectively. Accounts receivable, net, as of June 30, 2003 also included the receivable for the insurance settlement related to the Goleta Loan-related lawsuits of $4.7 million.

Investments

During fiscal 2000, we invested $1 million in ePacific Incorporated (“ePacific”) and purchased approximately 14% of their Series A Convertible Preferred Stock. ePacific was a private company in the business of providing customized debit-card payment systems and electronic funds transfer processing services. This investment, which was carried at cost, was included in other non-current assets on the consolidated balance sheets.

On June 2, 2003, the board of directors of ePacific elected to dissolve the corporation and liquidate its assets. As a result, we received a cash distribution of $297,000 and recorded a loss on the investment of $703,000.

Loans Receivable, Net

Until December 31, 2002, we were a party to a Master Loan Agency Agreement and ancillary agreements (the “Goleta Agreement” with Goleta National Bank (“Goleta”), a national bank located in Goleta, California. Under the Goleta Agreement, short-term loans made by Goleta (“Goleta Loans”) were offered at most of our owned stores. A Goleta Loan could be up to $500 and had to be repaid or renewed in 14 days. Under the Goleta Agreement, we purchased from Goleta a participation representing 90% of each Goleta Loan made on a previous day. Goleta determined the interest rate (and other terms) of the Goleta Loans. Interest equal to $17 per $100 of Goleta Loan was charged by Goleta for each 14-day period. As of January 1, 2003, we no longer offered Goleta Loans at any of our stores.

Since January 1, 2003, all of the short-term loan products or similar services, also known as payday loans, offered at our stores have consisted of either (1) short-term loans or deferred-deposit services made or entered into by us, (sometimes called “ACE Loans” in these Notes), or (2) deferred-deposit loans or services (“Republic Loans”) made or entered into by Republic Bank & Trust Company, a Kentucky state-chartered bank (“Republic Bank”). As of June 30, 2004, we were offering our ACE Loans in 561 of our owned stores, and Republic Bank was offering Republic Loans in 359 of our owned stores in Texas, Pennsylvania, and Arkansas. All of these loans and services, regardless of type, are made in accordance with state regulations; therefore, the terms of the loans and services vary from state to state.

In general, ACE Loans consist of providing a customer cash in exchange for the customer’s check or an Automated Clearinghouse (“ACH”) authorization to debit the customer’s bank account, along with an agreement to defer the presentment or deposit of that check or the initiation of that ACH debit on the customer’s account, as the case may be, until the deferred presentment date. The amount of the customer’s check or ACH authorization is the amount of the cash provided to the customer plus a fee to us. The term of the deferral of the check presentment or ACH debit is typically two to four weeks. During the year ended June 30, 2004, the average amount of cash provided to a customer in such a transaction was $269, and the average fee to us was $39.40. As of June 30, 2004 and 2003, the gross receivable for our ACE Loans was approximately $27.7 million and $20.2 million, respectively.

The Republic Loans are offered and made at our owned stores in accordance with a Marketing and Servicing Agreement dated as of October 21, 2002, as amended (the “Republic Bank Agreement”), which is scheduled to continue until January 1, 2006. The terms of the Republic Loans are generally similar to those of our ACE Loans, though Republic Bank has sole discretion regarding the terms of the Republic Loans. As of June 30, 2004, Republic Bank authorized loans up to $425 with a term of 14 days, and the interest charged by Republic Bank was $17.64 per $100 of loan value.

Under the Republic Bank Agreement, Republic Bank pays us an agency fee for our services in marketing or processing the Republic Loans at the stores and in collecting outstanding Republic Loans. We do not acquire or own any participation interest in any of the Republic Loans, but our fees are subject to reduction by the losses from uncollected Republic Loans. The maximum potential future payments that we could be obligated to make under the Republic Bank Agreement are the total outstanding Republic Loans recorded on Republic Bank’s financial statements, which were $9.4 million as of June 30, 2004 and $10.4 million as of June 30, 2003.

Loan fees and interest include our interest and fees received from our participation interests in Goleta Loans, our fees and interest received from customers of our ACE Loans, and our agency fees received from Republic Bank related to Republic Loans. Loan fees and interest revenues are recognized ratably over the term of each loan, regardless of the type of revenue or loan.

We have established a loan loss allowance regarding our economic interests in our ACE Loans and (until June 30, 2003) in the Goleta Loans. Our policy for determining the loan loss allowance is based on historical loan loss experience generally, as well as the results of our management’s review and analysis of the payment and collection of the loans within the last fiscal quarter. Our policy is to charge off interests in all of our ACE Loans and Goleta Loans that are 180 days or more past due. Charge-offs are applied as a reduction to the allowance for loan losses and any recoveries of previously charged off loans are applied as an increase to the allowance for loan losses. We establish a payable to Republic Bank to reflect our obligation to, in effect, bear all Republic Loan losses; that payable estimates such losses from such loans that are 180 days or more past due. Our policy in establishing the payable regarding Republic Loan losses is substantially the same as our policy regarding the loan loss allowance for the other types of loans.

Loans receivable, net, on the consolidated balance sheets as June 30, 2004 and 2003 were $17.0 million and $13.0 million, respectively, which includes receivables for our short-term consumer loans (but not regarding any Republic Loans, because we do not own any interest in those loans). The loan loss allowance of $10.6 million and $8.7 million as of June 30, 2004 and 2003, respectively, represented 38.3% and 40.2% of the gross loans receivable as of that date. Net loan charge-offs for the years ended June 30, 2004 and 2003, were $15.0 million and $22.8 million, respectively.

Inventories

Inventories consist of postage stamps, bus passes, and other inventory. Postage stamps are stated at purchase price and accounted for using the specific identification method. Other inventories are stated at cost and utilize the first-in, first-out method.

	June 30,
	2004	2003
	(in thousands)
Postage stamp inventory	$444	$444
Bus pass inventory	178	121
Other inventory	156	103

	$778	$668

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

Software Development Costs

We expense costs incurred in the preliminary project stages, and thereafter capitalize costs incurred in the developing or obtaining, of internal use software, including external direct costs of materials and services, as well as payroll and payroll-related costs. We capitalized $0.6 million for software development costs for each of the years ended June 30, 2004 and 2003. The net book value of capitalized software development costs was $1.8 million and $2.7 million at June 30, 2004 and 2003, respectively.

Accounting for Impairment of Long-lived Assets

We evaluate all long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the undiscounted net cash flows they will generate.

Intangible Assets

Goodwill represents the excess of purchase price over identified net assets acquired on company-owned stores. We review goodwill annually for possible impairment. During the years ended June 30, 2004, 2003, and 2002, we completed our annual reviews and determined that the fair value of the company-owned stores reporting unit exceeded the carrying value, and as a result no impairment loss has been recorded. Covenants not to compete are amortized over the applicable period of the contract, generally ranging from two to five years.

Deferred Borrowing Costs

Deferred borrowing costs are amortized over the term of the corresponding financing arrangement. Amortization expenses related to deferred borrowing costs for the years ended June 30, 2004, 2003, and 2002 were $2.3 million, $3.8 million, and $5.8 million, respectively. The deferred borrowing cost balances at June 30, 2004 and 2003 were $3.9 million and $10.5 million, net of accumulated amortization of $2.7 million and $1.4 million, respectively. Deferred borrowing costs are reflected in other current and other non-current assets in the accompanying consolidated balance sheets. In connection with our stock offering in April 2003, we repaid our term advances and wrote-off deferred borrowing costs of $4.1 million, which was recorded as a loss on early extinguishment of debt.

Store Expenses

The direct costs incurred in operating the stores and our self-service machines (“SSMs”) have been classified as store expenses and are deducted from total revenue to determine contribution attributable to the stores. Store expenses include salary and benefit expense of store employees, rent and other occupancy costs, depreciation of store property, bank charges, armored and security costs, loan losses, net returned checks, cash shortages, and other costs incurred by the stores and for the SSMs (whether or not located in a store).

Returned Checks

We charge operations for losses on returned checks in the period such checks are returned. We credit recoveries on returned checks in the period the recovery is received.

Advertising Costs

Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expenses were $2.9 million, $1.2 million, and $0.9 million in the years ended June 30, 2004, 2003 and 2002, respectively.

Derivative Instruments and Hedging Activities

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

The associated underlying hedged liability has equaled or exceeded the notional amount for each of our interest-rate swaps throughout the existence of the interest-rate swaps, and we anticipate that it will continue to do so with respect to the swaps in effect as of June 30, 2004. The interest-rate swaps are based on the same index as their respective underlying debt. The interest-rate swaps to date have been highly effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated comprehensive income (loss) into earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness during the years ended June 30, 2004, 2003 or 2002.

The last of the original four interest rate swaps (corresponding to indebtedness under our bank credit agreement effective before March 31, 2003) expired as of January 1, 2003. We entered into two new interest-rate swaps during the fourth quarter of fiscal 2003, corresponding to our revolving-advance indebtedness under our bank credit agreement effective March 31, 2003 and our term notes under our note purchase agreement effective March 31, 2003. The interest-rate swap corresponding to the term notes was terminated when we repaid those notes in the fourth quarter of fiscal 2004.

The interest-rate swaps resulted in an increase of interest expense of $0.4 million, $1.9 million and $3.2 million for the years ended June 30, 2004, 2003 and 2002, respectively. The average notional amounts and the related effective swap interest rates for the years ended June 30, 2004 and 2003 are as follows:

	June 30, 2004		June 30, 2003
		Effective		Effective
	Average	Swap	Average	Swap
	Notional	Interest	Notional	Interest
Corresponding Debt	Amount	Rate	Amount	Rate
(in millions)
Revolving advance	$58	4.715%	$60	4.32%
Term loan notes (expired)	$—	—%	$20	14.47%

The fair value of the interest-rate swaps increased by $847,000 and $61,000, net of tax, during the years ended June 30, 2004 and 2003, respectively, which have been recorded in accumulated other comprehensive loss. The estimated net amount of existing losses expected to be reclassified into earnings during the next fiscal year is $105,000.

Accumulated comprehensive loss balances related to the interest-rate swaps are as follows (in thousands):

				Change in Accumulated Other
	Accumulated Other Comprehensive			Comprehensive Income (Loss) for the Year
	Income (Loss), Net of Tax, as of June 30,			Ended June 30,
Corresponding Debt	2004	2003	2002	2004	2003
Revolving advance (expired)	$—	$—	$(1,078)	$—	$1,078
Revolving advance	(170)	(925)	—	755	(925)
Term loan notes	—	(92)	—	92	(92)

	$(170)	($1,017)	($1,078)	$847	$61

The accumulated comprehensive loss as of June 30, 2004 and 2003 is net of a tax benefit of $113,000 and $678,000, respectively.

A summary of comprehensive income for the years ended June 30, 2004, 2003, and 2002 is presented below:

	Year Ended June 30,
	2004	2003	2002
	(in thousands)
Net income	$17,052	$12,775	$10,113
Other comprehensive income:
Unrealized gain on hedging instruments before tax expense	1,412	102	388
Tax expense	(565)	(41)	(155)

Unrealized gain on hedging instruments net of the tax expense	847	61	233

Comprehensive income	$17,899	$12,836	$10,346

Franchise Accounting

Franchise fees are included in revenue. Franchise fees generally include initial fees (“initial fees”) and future optional, exclusive store fees (“optional fees”) as well as continuing franchise fees (“royalty fees”).

Initial fees are recognized when we have provided substantially all of our initial services in accordance with the franchise agreements. Generally, this occurs when the franchise location has been identified, the lease has been obtained, training has occurred, the building has been built or leasehold improvements have been completed, the proprietary point-of-sale system has been installed and the store has been opened. Optional fees for providing exclusive arrangements until the franchisee opens the store are recognized either when the option expires or when the commitments pursuant to the option are completed. Franchise royalty fees, which are the greater of a minimum fee or a percentage of each franchisee’s actual revenues, are recognized and payable monthly.

The following table presents the components of franchise fees recognized in revenues for the years ended June 30, 2004, 2003, and 2002:

	June 30,
	2004	2003	2002
	(in thousands)
Initial fees and option to purchase fees	$567	$265	$320
Royalty fees	2,205	2,074	1,872
Other	2	7	7

Total franchise revenue	$2,774	$2,346	$2,199

Cash payments received under franchise agreements prior to the completion of the earnings process are deferred until the initial and optional fees are recognized in accordance with the preceding paragraph. As of June 30, 2004 and 2003, approximately $440,000 and $268,000, respectively, of deferred franchise fees are recorded in other current and other non-current liabilities in the accompanying consolidated balance sheets.

Income Taxes

We provide deferred taxes for temporary differences between the tax and financial reporting bases of assets and liabilities at the rate expected to be in effect when the taxes become payable.

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

	Year Ended June 30,
	2004	2003	2002
	(in thousands)
Income from continuing operations	$17,052	$12,276	$10,113
Gain on sale of discontinued operations, net of tax	—	499	—

Net income	$17,052	$12,775	$10,113

Reconciliation of denominator:
Weighted average number of common shares outstanding — basic	11,009	10,181	10,118
Effect of dilutive stock options	468	25	23

Weighted average number of common and dilutive shares outstanding – diluted	11,477	10,206	10,141

For fiscal years ended June 30, 2004, 2003, and 2002, options to purchase 11,250, 1,179,121, and 1,275,818 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of those options were greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.

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

Stock Incentive Plans

At June 30, 2004, we sponsored one employee stock incentive plan and one non-employee director stock incentive plan, both of which permit the grant of stock options and restricted stock. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

The following table presents restricted stock granted and forfeited under both the employee stock incentive plan and the non-employee director stock incentive plan, along with the corresponding stock-based compensation cost reflected in our reported net income for the years ended June 30, 2004 and 2003:

	Year Ended June 30,
	2004	2003
Number of shares of restricted stock granted:
- Employee stock incentive plan	199,075	2,500
- Non-employee stock incentive plan	8,750	—

	207,825	2,500

Number of shares of restricted stock forfeited:
- Employee stock incentive plan	(650)	—
- Non-employee stock incentive plan	—	—

	(650)	—

Stock-based compensation expense for restricted stock grants:
- Employee stock incentive plan	$530,000	$2,000
- Non-employee director stock incentive plan	33,000	—

	$563,000	$2,000

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

	Year Ended June 30,
	2004	2003	2002
	(in thousands, except per share amounts)
Net income, as reported	$17,052	$12,775	$10,113
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(855)	(1,158)	(1,306)
Deduct: Total stock-based non-employee director compensation expense determined under fair value based methods for all awards, net of related tax effects	(40)	(65)	(78)

Pro forma net income	$16,157	$11,552	$8,729

Earnings per share:
Basic– as reported	$1.55	$1.25	$1.00
Basic – pro forma	$1.47	$1.13	$0.86
Diluted – as reported	$1.49	$1.25	$1.00
Diluted – pro forma	$1.41	$1.13	$0.86

The weighted average fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2004, 2003, and 2002, respectively: expected volatility of 46%, 46%, and 49%, expected lives of 4.5, 6.2, and 6.7 years; risk-free interest rates of 3.9%, 3.3%, and 4.6% and no expected dividends.

The weighted average fair value of each non-employee director option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2004, 2003, and 2002, respectively: expected volatility of 46%, 46%, and 49%; expected lives of 4.7, 5.0, and 5.0 years; risk-free interest rates of 3.9%, 3.3%, and 4.6%; and no expected dividends.

2. OPERATING SEGMENTS

Our reportable segments are strategic business units that differentiate between company-owned and franchised stores. Company-owned store revenue is generated from store customer-transaction processing, and franchised store revenue is generated from the franchise fees charged for opening the store and on-going royalty fees. The accounting policies of the segments are those described in the summary of significant accounting policies above.

Segment information for the years ended June 30, 2004, 2003, and 2002 was as follows:

	Company-owned	Franchised	Other	Total
	(in thousands, except for number of stores)
Year ended June 30, 2004:
Revenue	$243,885	$2,774	$—	$246,659
Gross margin	81,865	2,774	—	84,639
Region, headquarters, franchise expenses	(37,932)	(1,196)	—	(39,128)
Other depreciation and amortization	—	—	(3,893)	(3,893)
Interest expense	—	—	(10,231)	(10,231)
Other expenses	—	—	(2,965)	(2,965)

Income (loss) before taxes	$43,933	$1,578	($17,089)	$28,422

Total assets	$272,567	$1,080	$—	$273,647
Number of stores at June 30, 2004	1,026	204	—	1,230
Year ended June 30, 2003:
Revenue	$231,943	$2,346	$—	$234,289
Gross margin	76,529	2,346	—	78,875
Region, headquarters, franchise expenses	(34,189)	(1,225)	—	(35,414)
Other depreciation and amortization	—	—	(5,423)	(5,423)
Interest expense	—	—	(16,004)	(16,004)
Other expenses	—	—	(1,584)	(1,584)

Income (loss) before taxes	$42,340	$1,121	($23,011)	$20,450

Total assets	$258,203	$565	$—	$258,768
Number of stores at June 30, 2003	968	200	—	1,168
Year ended June 30, 2002:
Revenue	$227,067	$2,199	$—	$229,266
Gross margin	75,240	2,199	—	77,439
Region, headquarters, franchise expenses	(34,089)	(993)	—	(35,082)
Other depreciation and amortization	—	—	(7,570)	(7,570)
Interest expense	—	—	(14,934)	(14,934)
Other expenses	—	—	(2,827)	(2,827)

Income (loss) before taxes	$41,151	$1,206	$(25,331)	$17,026

3. FINANCING ARRANGEMENTS AND MONEYGRAM AGREEMENT

Payment of Senior Secured Notes

On March 31, 2003, immediately before executing our bank credit agreement and our note purchase agreement (described below), we prepaid the remaining $4 million principal installment of our 9.03% Senior Secured Notes due November 15, 2003 that were issued to Principal Life Insurance Company in November 1996. The total $4.3 million that we paid to discharge those notes included accrued and unpaid interest and a prepayment premium of $270,000 under the terms of the agreement with Principal Life Insurance Company. For the years ended June 30, 2003 and 2002, there was $0.5 million and $0.9 million of interest expense, respectively, incurred on those notes.

Fiscal 2004 Credit Facilities

During the year ended June 30, 2004, we were party to:

•	a credit agreement with a syndicate of banks led by Wells Fargo Bank Texas, National Association, as administrative agent for itself and other lenders, that provided for revolving credit facilities of up to $175 million; and

•	a note purchase agreement with American Capital Financial Services, Inc., as agent for its affiliate American Capital

Strategies, Ltd., in the amount of $40 million of our senior subordinated secured promissory notes.

These agreements were entered into and became effective on March 31, 2003 and were amended on June 30, 2003 and October 31, 2003.

The credit agreement provided for the following two revolving line-of-credit facilities that were to expire on March 31, 2006:

•	a $120 million primary revolving credit facility available throughout the three-year term; and

•	a $55 million seasonal revolving credit facility available to us during each calendar-year-end holiday and tax season (i.e., December 1 through March 15) during the three-year term.

The revolving line-of-credit facilities included, subject to certain conditions, a letter-of-credit facility from Wells Fargo Bank of up to $5 million.

     Borrowings under the credit agreement bore interest at a variable annual rate equal to, at our discretion, either:

•	The sum of (a) the greatest of (i) the prime rate publicly announced by Wells Fargo Bank, (ii) one percent, plus the rate of interest on the secondary market for three-month certificates of deposit reported by the Board of Governors of the Federal Reserve System, multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for new negotiable nonpersonal time deposits in dollars of over $100,000 with maturities of approximately three months plus the annual assessment rate that is payable by a member of the Bank Insurance Fund classified as “well capitalized,” and (iii) the federal funds rate plus 0.5%; plus (b) a margin that varied from 1.5% to 2.75% per annum based on our debt-to-EBITDA ratio. (For this ratio, EBITDA is our earnings before interest, taxes, depreciation and amortization.) This interest rate adjusted on a daily basis.

•	The sum of (a) the London Interbank Offered Rate, or LIBOR, for one-, two-, three- or six-month maturities (at our discretion), multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for Eurocurrency funding, plus (b) a margin that varied from 3.0% to 4.25% per annum based on our debt-to-EBITDA ratio. This interest rate adjusted, at our discretion, at one-, two-, three-, or six-month intervals, in accordance with the corresponding LIBOR.

•	The sum of (a) LIBOR for one-month maturities, plus (b) a margin that varied from 3.0% to 4.25% per annum based on our debt-to-EBITDA ratio. This interest rate adjusts on a daily basis.

We selected the third alternative described above as the annual interest rate for our borrowings under the credit agreement, and as of June 30, 2004, that interest rate was 4.375% (calculated using LIBOR plus 3.0%).

     The note purchase agreement was a private placement of $40 million of our debt securities. Under the note purchase agreement, we issued four separate $10 million senior subordinated secured notes to American Capital Strategies, Ltd.: a Series A Note, a Series B Note, a Series C Note and a Series D Note. The notes varied by interest rates, maturity and payment schedule.

     The annual interest rates on the outstanding principal amount of the Notes were:

•	Series A Note: LIBOR plus 8%.

•	Series B Note: LIBOR plus 10%.

•	Series C Note: LIBOR plus 13%.

•	Series D Note: LIBOR plus 13.25%.

Interest on all of the notes was payable monthly.

     The unpaid principal amounts of the notes were payable, with accrued and unpaid interest, as follows:

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

We were subject to various restrictive covenants in the credit agreement and in the note purchase agreement that were substantially similar. The covenants included restrictions on the incurrence of indebtedness from other sources, advances to or investments in other persons or entities, amounts payable to settle litigation, the payment of dividends to shareholders and on the repurchase of shares and the requirement that various financial ratios be maintained. Certain of the covenants in the credit agreement and in the note purchase agreement required us to limit our capital expenditures during each fiscal year to specified amounts and to limit any acquisition of assets or capital stock of an entity in the retail financial services business.

In the fourth quarter of fiscal 2004, we used the net proceeds from our sale of shares of our common stock in a public offering to repay all of the remaining amounts due under the term notes issued to American Capital Strategies, Ltd (see Note 18 below). With that repayment, we also paid a cash prepayment fee of approximately $700,000. We also incurred a non-cash charge of approximately $4.1 million related to the write-off of deferred financing fees associated with those notes.

As of June 30, 2004, we had borrowed $60.0 million under our revolving line-of-credit facility under the credit agreement.

The average amount borrowed on our revolving line-of-credit facility was $81.0 million and $96.3 million for the years ended June 30, 2004 and 2003, respectively. The prime rate effective on June 30, 2004 was 4.25% and LIBOR effective on that date was 1.375%.

As of June 30, 2003, we had borrowed $83.9 million under our revolving line-of-credit facility under the credit agreement, and there was indebtedness of $38.3 million outstanding under the term notes to American Capital Strategies, Ltd. The Prime Rate effective on June 30, 2003 was 4.0%, and LIBOR effective on that date was 1.125%

As described in Note 19 below, on July 30, 2004, we amended and restated the bank credit agreement and the revolving facilities under that agreement.

Swap Agreements

To reduce our risk of greater interest expense because of interest-rate fluctuations, we enter into interest-rate swap agreements from time to time, which effectively convert a portion of our floating-rate interest obligations to fixed-rate interest obligations.

On April 23, 2003, we entered into an interest-rate swap agreement with JP Morgan Chase Bank, regarding a notional amount of $60 million, associated with the revolving advance facility under our bank credit agreement, to be effective until March 31, 2006. On May 31, 2004, the notional amount was reduced from $60 million to $30 million and will increase to $45 million on January 1, 2005. The fixed rate effective on June 30, 2004, prior to adding the applicable margin, was 1.715%.

On June 2, 2003, we entered into an interest-rate swap agreement with National City Bank regarding a notional amount of $20 million, corresponding to our term notes, to be effective until March 31, 2006. In May 2004, we paid the notes in full and terminated the swap agreement. There was no material gain or loss recorded as a result of the swap termination.

The fair value of the interest-rate swaps is ($0.3) million and ($1.7) million as of June 30, 2004 and 2003, respectively, and is included in other noncurrent liabilities.

The following table provides summarized data related to the revolving advances (“Revolving Advances”) and outstanding indebtedness under the Notes and the term advances (collectively, “Term Advances”) under our credit agreements effective as of June 30, 2004 and 2003:

	As of and for the Years Ended June 30,
	Revolving Advances		Term Advances
	2004	2003	2004	2003
	(dollars in thousands, except interest rates)
Ending balance	$60,000	$83,900	$—	$38,269
Average balance	$81,028	$96,345	$31,489	$43,531
Interest expense	$3,799	$5,612	$3,955	$5,403
Swap expense	365	1,901	40	—

Total interest expense	$4,164	$7,512	$3,995	$5,403

Accrued interest expense	$121	$9	$—	$412
Weighted average interest rate:
Excluding swap expense	4.81%	5.82%	12.92%	12.41%
Including swap expense	5.30%	7.80%	12.79%	12.41%
Unused advance commitment fees	$241	$185	$—	$—

The following table provides the information regarding the individual swap agreements:

					Interest Rate Applies to:		Fixed Interest
		Notional	Swap Agreement Term		To Specific Term		Rate
Bank	Debt	Amount					Before
Name	Type	(in millions)	Beginning	Ending	From	To	Margin
JP Morgan Chase Bank	Revolving Advances	$60	4/23/2003	3/31/2006 (Swap	4/23/2003	6/30/2003	1.320%
		$60		terminated	7/1/2003	5/30/2004	1.715%
		$30		May 26, 2004)	5/31/2004	6/30/2004	1.715%
		$30			7/1/2004	12/31/2004	2.965%
		$45			1/1/2005	6/30/2005	2.965%
		$45			7/1/2005	3/31/2006	3.925%

National City Bank	Term Advance	$20	6/2/2003	3/31/2006	6/2/2003	6/30/2003	1.34%
		$20			7/1/2003	3/31/2004	1.34%
		$20			4/1/2004	5/26/2004	1.34%

Self-Service Machine Funding Arrangements

     We placed 219 of our self-service check cashing machines in certain retail offices of H&R Block Tax Services, Inc. (“H&R Block”) during the 2004 tax season. In accordance with an existing multi-year license agreement between us and H&R Block, the self-service machines are made available to cash only tax refund anticipation loan checks of H&R Block customers.

     For the 2004 tax season, we had the right to obtain a maximum of $330 million of cash or currency for the self-service machines placed in the H&R Block retail offices through two arrangements. One of the arrangements, originally entered into on January 7, 2003 and amended on December 22, 2003, was with Ace Funding LLC, our wholly owned subsidiary, as borrower, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, a German bank, as arranger and liquidity agent, and Autobahn Funding Company LLC, as lender. The other arrangement, which was entered into on December 30, 2003, was with Texas Capital Bank, National Association, a national bank that is a subsidiary of Texas Capital Bancshares, Inc.

     In accordance with the first amendment to the existing agreement among us, Ace Funding, DZ Bank and Autobahn Funding, up to a $190 million revolving line-of-credit facility was made available to Ace Funding to provide the cash or currency to certain of the self-service machines in H&R Block retail offices during the 2004 tax season. For financial reporting purposes, Ace Funding is our consolidated subsidiary and all borrowings by Ace Funding under this arrangement, all amounts paid by Ace Funding under this arrangement and all check cashing fees received by us from the self-service machines subject to this arrangement will be reflected in our consolidated financial statements.

     Under the cash services agreement with Texas Capital Bank for the 2004 tax season, we had available up to $140 million in cash or currency for certain of the self-service machines in H&R Block retail offices. For the use of Texas Capital Bank’s cash, as well as corresponding transportation and custodial services provided by the bank, we agreed to pay fees to the bank that vary depending on the volume of checks cashed in the self-service machines and our use of corresponding services. The cash in the self-service machines, as well as the cashed checks deposited in the self-service machines in exchange for that cash, are not our assets but assets of Texas Capital Bank. Under the cash services agreement, our access to the cash or currency was subject to any need of the bank for that property for its own business or purposes. We agreed to maintain, during the term of this agreement (i.e., the 2004 tax season), a deposit account at Texas Capital Bank of at least $1 million, pledged as assurance of our performance of our obligations under the cash services agreement. We are entitled to all of the check cashing fees earned from the self-service machines subject to this arrangement upon the expiration of this agreement, subject to and after the payment to the bank of all amounts to which it is entitled. This agreement expired on March 31, 2004.

Notes Payable

As of June 30, 2004, there is only one acquisition-related note payable outstanding, dated November 8, 2001, in the original principal amount of $200,000. This note is payable in annual installments of $40,000 (including imputed interest at an interest rate of 8%) until maturity in October 2006.

A settlement agreement was entered into regarding the note payable balance of $856,000 as of June 30, 2003, which was the escrowed portion of the total purchase price for a 107-store acquisition in November 2000, and from which we had not authorized the monthly release of $23,778 since June 2001 due to a pending lawsuit regarding 11 of the acquired locations. As a result, in May 2004, we authorized payment of the $856,000 note payable, which had been held in escrow and we received a settlement payment of $434,000, which was recorded in other (income) expenses, net.

Notes payable were approximately $0.1 million and $0.9 million as of June 30, 2004 and 2003, respectively. For the years ended June 30, 2004, 2003, and 2002, there was $11,000, $60,000, and $100,000, respectively, included in interest expense related to the acquisition notes payable.

Debt Maturity Schedule

Scheduled maturities of debt for the years following June 30, 2004, which includes acquisition notes payable, are as follows (in thousands):

Year Ending June 30:
2005	$33
2006	36
2007	39
Remaining years	—

$108

MoneyGram Agreement

We are an agent for the receipt and transmission of wire transfers of money through the MoneyGram network. In June 2000, we signed a Money Transfer Agreement with Travelers Express and MoneyGram Payment Systems, Inc. (“MPS”), an affiliate of Travelers Express, that became effective on January 1, 2001 (the “MoneyGram Agreement”). The MoneyGram Agreement provides for a revenue guarantee on acquired stores for the conversion of wire transfer services to MoneyGram from another supplier. The amount of the guarantee is equivalent to the annual aggregate wire transfer revenue for the acquired stores derived from another supplier. The amount of guarantee revenue, which represents the difference between the guarantee and our actual wire transfer service revenue from the acquired stores, under the MoneyGram Agreement and a similar preceding agreement with MPS for the fiscal years ended June 30, 2004, 2003, and 2002, was approximately $3.7 million, $3.7 million, and $3.9 million, respectively. Accounts receivable from MPS related to these guarantees as of June 30, 2004 and 2003 was $0.6 million and $0.8 million, respectively.

We agreed to offer and sell only MoneyGram wire transfer services during the term of the MoneyGram Agreement ending December 31, 2007. We earn commissions for each transmission and receipt of money through the MoneyGram network effected at a Company location; those commissions equal varying percentages of the fees charged by MPS to consumers for the MoneyGram services.

Under the MoneyGram Agreement, we are receiving a total of approximately $12.5 million in bonuses, payable in equal monthly installments (without interest) over the seven-year term. The amount of those monthly installments will be subject to reduction if we close or sell a significant number of those locations at which MoneyGram services are offered at the beginning of the MoneyGram Agreement. In addition, we will be entitled to receive certain incentive bonuses regarding new MoneyGram service locations that it opens or acquires during the term of the MoneyGram Agreement.

During the fiscal years ended June 30, 2004, 2003, and 2002, $2.6 million, $2.5 million, and $2.5 million, respectively, of revenue was recognized related to bonuses and incentive bonuses under the MoneyGram Agreement and a similar preceding agreement with MPS. The total deferred revenue related to these bonuses and incentive bonuses as of June 30, 2004 and 2003, was $3.3 million and $3.7 million, respectively and are included in other current and non-current liabilities in the accompanying consolidated balance sheets.

4. OTHER EXPENSES

Other store expenses consisted of the following:

	Year Ended June 30,
	2004	2003	2002
	(in thousands)
Returns and cash shorts	$9,350	$9,896	$10,390
Armored and security	7,954	7,782	7,708
Information services	5,860	3,831	1,953
Bank charges	5,093	5,314	5,207
Store supplies	4,219	4,063	3,995
Telecommunications	2,211	3,027	3,845
Advertising and marketing	2,072	564	159
Miscellaneous	3,307	3,715	3,255

	$40,066	$38,192	$36,512

Other (income) expenses, net, consisted of the following:

	Year Ended June 30,
	2004	2003	2002
	(in thousands)
Gain on sale of warrants issued by Netspend	$(1,049)	$—	$—
Settlements (1)	(138)	5,750	1,984
Insurance recovery resulting from claims related to the Goleta loan-related lawsuits	—	(4,700)	—
Gain on sale of stores to franchisees	(649)	(888)	—
Store lease buyout (2)	(450)	—	—
Store closing expense	410	534	1,029
Gain on sale of land in North Carolina	(95)	—	—
Loss on liquidation of ePacific investment	—	703	—
Restructure provision	—	—	(163)
Other	78	(85)	(23)

	($1,893)	$1,314	$2,827

(1)	Fiscal 2004 consists of $106,000 for additional administrative costs related to the settlement of substantially all claims in the Goleta loan-related lawsuits, $190,000 for a state regulatory settlement and the recovery of $434,000 resulting from the settlement of the Silverman lawsuit. Fiscal 2003 consists of a $5 million charge for settlement and release of substantially all claims in the Goleta loan-related lawsuits and payments of $500,000 and $250,000 to resolve state and federal regulatory matters, respectively.

(2)	We received payment to terminate a store lease in Arizona to allow another retailer to occupy the location.

5. PREPAID EXPENSES, INVENTORIES, AND OTHER CURRENT ASSETS

Prepaid expenses, inventories, and other current assets consisted of the following:

	June 30,
	2004	2003
	(in thousands)
Deferred tax asset	$6,903	$5,493
Deferred finance costs	1,920	2,993
Prepaid income taxes	—	1,143
Inventories	778	668
Other prepaid invoices	1,057	445

	$10,658	$10,742

6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,
	2004	2003
	(in thousands)
Property and equipment, at cost:
Store equipment, furniture, and fixtures	$46,702	$43,251
Leasehold improvements	26,912	24,648
Signs	7,931	8,102
Other property and equipment	1,375	1,507

	82,920	77,508
Less – accumulated depreciation	(52,199)	(45,156)

	$30,721	$32,352

Depreciation expense was $8.8 million, $8.2 million, and $8.3 million in fiscal 2004, 2003, and 2002, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

We have two reporting units: (1) company-owned stores and (2) franchised stores. The franchised stores reporting unit has no intangible assets. We obtained an independent third-party appraisal of the fair value of the company-owned stores reporting unit as of July 1, 2001, which indicated that the fair value of the company-owned stores reporting unit exceeded the carrying value, and as a result, no impairment loss was recorded. Subsequent annual impairment tests have also indicated that no impairment exists.

Acquisitions

The following table provides information concerning the acquisitions made during the years ended June 30, 2004, 2003, and 2002:

	Year Ended June 30,
	2004	2003	2002
	(in thousands, except number of stores
	and number of transactions)
Number of stores acquired	34	2	8
Number of transactions	4	2	4
Total purchase price	$7,937	$736	$1,412
Amounts allocated to:
Goodwill	$6,133	$658	$1,094
Covenants not to compete	270	10	65
Property and equipment	511	50	135
Other assets	1,023	16	118

Amortizable Intangible Assets

Covenants not to compete are as follows:

	June 30,
	2004	2003
	(in thousands)
Covenants not to compete, at cost	$2,304	$2,281
Less – accumulated amortization	(1,237)	(1,130)

	$1,067	$1,151

Covenants not to compete are amortized over the applicable period of the contract. The weighted-average amortization period is 4.9 years.

Total intangible amortization expense for fiscal 2004, 2003, and 2002 was $0.4 million, $0.4 million, and $0.5 million, respectively.

Amortization expense related to the covenants not to compete for the year ended June 30, 2004 and estimated for the five succeeding fiscal years are as follows:

Amortization Expense for Covenants Not to Compete
For the Year
Ended June 30,	Actual	Estimated
	(in thousands)
2004	$354
2005		$317
2006		199
2007		149
2008		145
2009		136

Intangible Assets Not Subject to Amortization

Changes in the carrying value of goodwill for the years ended June 30, 2004 and 2003 are as follows:

	Year Ended June 30,
	2004	2003
	(in thousands)
Balance, beginning of the year	$75,586	$75,015
Goodwill from acquisitions	6,133	663
Goodwill written off related to sale of stores in Florida	—	(92)

Balance, end of the year	$81,719	$75,586

There were no impairment losses for the years ended June 30, 2004, 2003 and 2002.

8. ACCOUNTS PAYABLE, ACCRUED LIABILITIES, AND OTHER LIABILITIES

Accounts payable, accrued liabilities and other current liabilities consisted of the following:

	June 30,
	2004	2003
	(in thousands)
Accrued salaries and benefits	$9,782	$7,675
Accounts payable – trade	8,911	10,857
Money transfer payable	2,132	4,223
Deferred revenue	1,900	1,322
Income taxes payable	1,621	106
Payable to Republic Bank	1,584	6,773
Accrued self-service machine write-off	1,400	—
Interest-rate swap	—	398
Deferred gain on sale of stores	159	—
Interest payable	138	423
Accrued litigation	104	5,139
Restructuring accrual	28	203
Other	4,919	3,637

	$32,678	$40,756

Other non-current liabilities consisted of the following:

	June 30,
	2004	2003
	(in thousands)
Deferred tax liabilities	$5,684	$4,563
Deferred revenue	3,969	3,227
Interest-rate swap	283	1,297

	$9,936	$9,087

9. MONEY ORDER AGREEMENT

In April 1998, we signed a money order agreement with Travelers Express Company, Inc. (“Travelers Express”), effective December 17, 1998. Under this agreement, we exclusively sell Travelers Express money orders that bear the ACE logo. On October 29, 2003, we entered into an amendment to the money order agreement that extended the term until December 31, 2007.

A total of $5 million of bonuses, in addition to earned commissions or fees, was paid to us over the five-year term of the original agreement. Those payments were deferred and amortized on a straight-line basis over that term beginning January 1999. Under the amendment, a signing bonus of approximately $2 million was paid, and an annual incentive bonus is payable to us on January 1 of each of the four calendar years of the extended term. The first installment of the annual incentive bonus of $350,000 was received in January, 2004.

If the amended money order agreement is terminated under certain circumstances before the expiration of its extended term, we will be obligated to repay a portion of the amendment bonus amounts received from Travelers Express. Our payments and other obligations to Travelers Express under the agreement are secured by a subordinated lien on our assets. The deferred revenue balances as of June 30, 2004 and 2003 are $1.8 million and $0.4 million, respectively, and are included in other current and non-current liabilities in the accompanying consolidated balance sheets. Revenue of $0.9 million, $1.0 million, and $1.0 million were recognized for the years ended June 30, 2004, 2003 and 2002, respectively.

10. NETSPEND AGREEMENT

In January 2004, in conjunction with an agreement with NetSpend Corporation to distribute stored-value or debit cards at our stores, we received a warrant to purchase 1,167,264 shares of the common stock of NetSpend Corporation. In May 2004, we exercised that warrant and sold the acquired shares for a net gain of approximately $1.0 million.

11. SHAREHOLDERS’ EQUITY

Preferred Stock

Under our Articles of Incorporation, our Board of Directors has the power to authorize the issuance of one or more classes or series of preferred stock and to fix the designations, powers, preferences and relative, participating, optional or other rights, if any, and the qualifications, limitations, or restrictions thereof, if any. At June 30, 2004, 2003 and 2002, one million shares of preferred stock were authorized with a par value of $1.00, none of which were issued and outstanding.

Stock Incentive Plans

Employee Stock Incentive Plan. We sponsor the 1997 Stock Incentive Plan, which permits the grant of stock options and restricted stock to eligible employees. The 1987 Stock Option Plan expired during fiscal 1998, though options granted thereunder continued to be effective, in accordance with their terms, through November 2002. A total of 2,115,000 shares of our common stock may be issued upon exercise of options or as restricted stock under the 1997 Stock Incentive Plan. As of June 30, 2004, there were 1,605,887 shares of Common Stock reserved for grants of options or restricted stock under the 1997 Stock Incentive Plan. Options and restricted stock are granted at the sole discretion of the Board of Directors or its Compensation Committee to selected ACE employees. Outstanding options are generally exercisable annually in installments over a three- to four-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire at ten years after date of grant. Restricted stock generally vests over a three- to five-year period from the date of grant. Exercise prices for employee options outstanding as of June 30, 2004, ranged from $8.06 to $27.90 (fair market value on dates of grant). The following table provides certain information with respect to stock options outstanding and exercisable at June 30, 2004, under the 1997 Stock Incentive Plan:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
		average	average	Stock	average
	Stock options	exercise	remaining	options	exercise
Range of exercise prices	outstanding	price	contractual life	exercisable	price
Under $10.00	349,197	$9.31	7.3	105,709	$9.31
$10.01 – $15.00	438,129	12.78	6.6	246,440	12.78
$15.01 – $20.00	108,750	17.02	5.6	106,250	16.97
$20.01 – $30.00	11,250	27.9	9.8	—	—

	907,326	$12.14	6.8	458,399	$12.95

The weighted average fair value of options granted during the years ended June 30, 2004, 2003, and 2002, calculated using the Black-Scholes option pricing model, was approximately $6.56 per share, $4.67 per share, and $5.28 per share, respectively. The number of shares of common stock exercisable under stock options as of June 30, 2003, and 2002 were 698,180 and 533,455 at a weighted average exercise price of $12.64 and $12.96, respectively.

The following table summarizes stock option and restricted stock activity under the 1987 Stock Option Plan and the 1997 Stock Incentive Plan:

		Outstanding			Weighted
					Average
		Stock	Restricted	Available	Stock Option
	Reserved	Options	Stock	for Grant	Price
Shares at July 1, 2001	1,828,453	1,221,441	—	607,012	$12.05
Granted	—	340,002	—	(340,002)	9.58
Exercised	(95,218)	(95,218)	—	—	7.39
Canceled	(45,645)	(179,362)	—	133,717	10.77

Shares at June 30, 2002	1,687,590	1,286,863	—	400,727	11.93
Granted	—	272,100	2,500	(274,600)	9.53
Exercised	(625)	(625)	—	—	8.58
Canceled	(11,250)	(228,122)	—	216,872	11.26

Shares at June 30, 2003	1,675,715	1,330,216	2,500	342,999	11.55
Increase in shares reserved	400,000	—	—	400,000
Granted	—	138,750	199,075	(337,825)	15.27
Exercised	(469,828)	(469,828)	—	—	11.58
Canceled	—	(91,812)	(650)	92,462	11.23

Shares at June 30, 2004	1,605,887	907,326	200,925	497,636	$12.14

Non-employee Directors Stock Incentive Plan. We also sponsor the Non-employee Directors Stock Incentive Plan, which permits the grant of stock options and restricted stock to our outside directors as part of their compensation. A total of 260,000 shares of our common stock may be issued upon exercise of options or as restricted stock under the Non-employee Directors stock Incentive Plan. Outstanding options are generally exercisable annually in installments over a three-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire five years after date of grant. Restricted stock generally vests over a three-year period from the date of grant.

Exercise prices for non-employee director options outstanding as of June 30, 2004, ranged from $8.01 to $16.38 (fair market value on dates of grant). The following table provides certain information with respect to stock options outstanding and exercisable at June 30, 2004 under the Non-employee Directors Stock Incentive Plan:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
		average	average	Stock	average
	Stock options	exercise	remaining	options	exercise
Range of exercise prices	outstanding	price	contractual life	exercisable	price
Under $10.00	45,001	$8.53	2.9	19,996	$8.73
$10.01 – $15.00	31,250	11.36	1.4	31,250	11.36
$15.01 – $20.00	10,000	16.38	0.4	10,000	16.38

	86,251	$10.47	2.1	61,246	$11.32

No stock options were granted during the year ended June 30, 2004. The weighted average fair value of options granted during the years ended June 30, 2003, and 2002, calculated using the Black-Scholes option pricing model, was approximately $3.56 per share and $4.37 per share, respectively. The number of shares of common stock exercisable under stock options as of June 30, 2003, and 2002 were 76,245 and 79,912 at a weighted average exercise price of $12.94 and $13.08, respectively.

The following table summarizes stock option and restricted stock activity under the Non-employee Directors Stock Incentive Plan:

		Outstanding			Weighted
					Average
		Stock	Restricted	Available	Stock Option
	Reserved	Options	Stock	for Grant	Price
Shares at July 1, 2001	228,500	141,500	—	87,000	$11.23
Granted	—	25,000	—	(25,000)	9.09
Exercised	(38,250)	(38,250)	—	—	6.58

Shares at June 30, 2002	190,250	128,250	—	62,000	12.20
Granted	—	25,000	—	(25,000)	8.01
Canceled	—	(27,000)	—	27,000	12.42

Shares at June 30, 2003	190,250	126,250	—	64,000	11.33
Granted	—	—	8,750	(8,750)
Exercised	(34,999)	(34,999)	—	—	13.18
Canceled	—	(5,000)	—	5,000	13.25

Shares at June 30, 2004	155,251	86,251	8,750	60,250	$11.32

Stock Repurchase Program

In fiscal 2000, the our board of directors authorized the repurchase from time to time of up to approximately $5 million of our common stock in the open market or in negotiated transactions. During fiscal 2000 and 2001, we repurchased 211,400 shares at an average price of $12.81 per share. During fiscal 2002, 2003, and 2004, no shares were repurchased. This stock repurchase program will remain in effect, however, until discontinued by our board of directors.

12. INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended June 30,
	2004	2003	2002
	(in thousands)
Current -
Federal income tax	$9,617	$2,332	$4,709
State income tax	2,058	357	761

	11,675	2,689	5,470
Deferred -
Federal income tax	(234)	5,091	1,174
State income tax	(71)	727	269

	(305)	5,818	1,443

	$11,370	$8,507	$6,913

The net deferred tax asset consists of the following:

	June 30,
	2004	2003
	(in thousands)
Gross assets	$9,382	$8,611
Gross liabilities	(8,163)	(7,681)

Net deferred tax asset	$1,219	$930

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	June 30,
	2004	2003
	(in thousands)
Loan loss provision	$4,246	$3,538
Accrued liabilities and other	1,191	1,193
Deferred revenue	2,219	1,785
Depreciation and amortization	(6,550)	(6,264)
Interest-rate swap	113	678

	$1,219	$930

The provisions for taxes on income as reported differ from the tax provision computed by applying the statutory federal income tax rate of 35% in each of 2004, 2003 and 2002, as follows:

	Year Ended June 30,
	2004	2003	2002
	(in thousands)
Federal income tax provision on income at statutory rate	$9,948	$7,449	$5,959
State taxes, net of federal benefit	1,421	959	928
Other	1	99	26

Income tax provision	$11,370	$8,507	$6,913

13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease our facilities and certain equipment under non-cancelable operating leases. Most of our facility leases contain options that allow us to renew leases for periods that generally range from three to nine years. At June 30, 2004, future minimum rental payments under existing leases were as follows (in thousands):

Year Ending June 30:
2005	$17,767
2006	12,506
2007	7,644
2008	3,274
2009	1,457
Remaining years	234

$42,882

Lease expense was approximately $19.8 million, $19.1 million, and $19.2 million, for the years ended June 30, 2004, 2003, and 2002, respectively.

14. EMPLOYEE BENEFITS PLANS

We maintain a 401(k) savings plan (the “Benefit Plan”) on behalf of our employees. Employees may contribute up to 20% of their annual compensation to the Benefit Plan, subject to statutory maximums. The Benefit Plan provides a matching of 25% of employee contributions made to the Benefit Plan. Matching contributions for the Benefit Plan were approximately $280,000, $239,000, and $229,000, for the years ended June 30, 2004, 2003, and 2002, respectively.

Effective July 1, 2001, we established an executive non-qualified deferred compensation plan (the “Executive Benefit Plan”). Our executives may contribute up to 50% of their annual compensation and 100% of their bonus to the Executive Benefit Plan. The Executive Benefit Plan provides a match of 25% of employee contributions up to the current 401(k) savings plan deferral limit. Matching contributions for the Executive Benefit Plan were approximately $23,000, $37,000 and $24,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

15. RELATED PARTY TRANSACTIONS

In fiscal 2000, we purchased approximately 14% of the shares of Series A Convertible Preferred Stock of ePacific, Incorporated (“ePacific”) for $1 million. ePacific was a private company in the business of providing customized debit-card payment systems and electronic funds transfer processing services. ePacific, formerly a controlled subsidiary of Goleta, provided the debit-card system and processing services to Goleta to enable it to make the Goleta Loans described above in Note 1, Summary of Significant Accounting Policies – Loans Receivable, Net. For the fiscal year ended June 30, 2003 and 2002, we purchased 47,000 and 150,000 debit-cards for a total of $0.1 million and $0.5 million, respectively. In conjunction with the transition from the Goleta Loans and to state-regulated loan products, ePacific provided its loan processing service directly to us. We paid ePacific a total of $300,000 during fiscal 2003 for loan processing.

Under a stockholders’ agreement with ePacific and its other stockholders, we had the right to designate one person to serve as a director of ePacific. Jay B. Shipowitz, our President and Chief Executive Officer, served as a director of ePacific until August 22, 2003.

Primarily as a result of the termination of the relationship between ACE and Goleta, on June 2, 2003, ePacific’s board of directors decided to dissolve the corporation and distribute the remaining assets. In fiscal 2003, we received a cash distribution of $297,000 and, therefore, recorded a loss on investment of $703,000.

16. DISCONTINUED OPERATIONS

During the quarter ended December 31, 2002, we sold 19 underperforming stores in Florida for a pre-tax gain of $0.8 million and an after-tax gain of $0.5 million. The gain on the sale of the 19 stores was classified as discontinued operations, and included the write-off of $0.8 million of fixed assets and $0.1 million of goodwill related to the 19 stores. The operating results of the 19 stores had no material impact on current or historical net income or cash flow for or during the first six months of fiscal 2003. Operating results for the 19 stores for the years ended June 30, 2003 and 2002 are shown below.

	Year Ended June 30,
	2003	2002
	(in thousands, except per share
	amounts)
Revenue	$966	$2,537
Gross margin (loss)	(37)	103
After-tax income (loss)	(22)	62
Diluted earnings (loss) per share	0.00	0.01

17. PENDING LAWSUITS AND SETTLEMENTS

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

In the settlement agreement, we agreed, among other things, to pay:

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

The refund payable by us to each eligible former borrower who filed a refund claim was approximately five percent of the interest or finance charges paid by that borrower, but not less than $7.50 or more than $45.00.

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

A legal settlement was reached regarding our note payable balance of $856,000 as of June 30, 2003, which was the escrowed portion of the total purchase price for a 107-store acquisition in November 2000, and from which we had not authorized the monthly release of $23,778 since June 2001 due to the pending lawsuit regarding 11 of the acquired locations. . As a result, in May 2004, we authorized payment of the $856,000 note payable, which had been held in escrow and we received a settlement payment of $434,000, which was recorded in other (income) expenses, net.

18. COMMON STOCK OFFERING

On April 26, 2004, we completed a registered public offering of 2,041,622 shares of our common stock at an offering price of $27.00 per share. We used the net proceeds from our sale of shares in the offering, totaling approximately $51.9 million, to repay in full the outstanding amount (approximately $30.4 million of principal and interest) of our senior subordinated secured promissory notes issued to American Capital Strategies, Ltd. With that repayment, we also paid a cash prepayment fee of approximately $700,000. There was no income or expense resulting from the termination of the interest-rate swap agreement associated with the notes. We also incurred non-cash charges in the fourth quarter of fiscal 2004 of approximately $4.1 million related to the write-off of deferred financing fees associated with the notes. After repayment of the notes, we used the remaining estimated net proceeds to pay down our revolving credit facilities pending use for general corporate purposes, including potential acquisitions, capital expenditures and working capital.

On April 29, 2004, upon the underwriters’ exercise of their over-allotment option, we sold an additional 370,000 shares of our common stock at $27.00 per share. We used the net proceeds from the sale of these additional shares, approximately $9.5 million, also to pay down our revolving credit facility pending use for general corporate purposes, including potential acquisitions, capital expenditures and working capital.

19. SUBSEQUENT EVENTS – AMENDED CREDIT AGREEMENT

On July 30, 2004, we amended and restated our bank credit agreement that was originally effective March 31, 2003 and extended the maturity of our revolving credit facilities through June 30, 2008. (Our prior credit agreement was scheduled to expire, and the indebtedness was scheduled to mature, on March 31, 2006).

The new credit agreement provides us with two increased revolving line-of-credit facilities:

•	a $140 million primary revolving credit facility that is available throughout the four-year term (increased from $120 million under our prior credit agreement); and

•	a $60 million seasonal revolving credit facility that is available to ACE during each calendar-year-end holiday and tax season (i.e., December 15 through March 15) during the four-year term (increased from $45 million under our prior credit agreement).

The revolving line-of-credit facilities include, subject to certain conditions, a letter-of-credit facility from Wells Fargo Bank of up to $10 million (increased from $5 million under our prior credit agreement).

The variable rate formulas that we may select for the interest rate charged on borrowings under the new credit agreement will (assuming the same borrowing base) result in a decrease in the interest rate charged under our prior credit agreement.

20. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the fiscal years ended June 30, 2004, 2003, and 2002, are as follows:

	Unaudited
	Three Months Ended				Year Ended
	Sept 30	Dec 31	Mar 31	June 30	June 30
	(in thousands, except per share amounts)
2004:
Revenues	$55,701	$59,186	$73,674	$58,098	$246,659
Net income	3,007	3,718	8,174	2,153	17,052
Diluted earnings per share	.28	.34	.72	.16	1.49
2003:
Revenues	$56,061	$57,295	$67,167	$53,765	$234,289
Income from continuing operations	2,406	1,910	2,616	5,344	12,276
Diluted earnings per share from continuing operations	.24	.19	.26	.52	1.20
Net income	2,406	2,409	2,616	5,344	12,775
Diluted earnings per share	.24	.24	.26	.52	1.25
2002:
Revenues	$51,910	$54,662	$68,091	$54,603	$229,266
Net income	1,989	1,995	4,170	1,959	10,113
Diluted earnings per share	.20	.20	.41	.19	1.00

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM ON SCHEDULE

To the Board of Directors and Shareholders,
Ace Cash Express, Inc.:

In connection with our audit of the consolidated financial statements of Ace Cash Express, Inc. and Subsidiaries referred to in our report dated August 20, 2004, which is included in Part IV of this Form 10-K, we have also audited Schedule II for the years ended June 30, 2004, 2003 and 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Dallas, Texas,
August 20, 2004

ACE CASH EXPRESS, INC. AND SUBSIDIARIES (a)

Schedule II – Valuation and Qualifying Accounts
(in millions)

		Additions
		Charged			Balance
	Balance at	to costs	Charged		at
	beginning	and	to other		end of
Description	of period	expenses	accounts	Deductions	period
June 30, 2004:
Loan loss allowance	$8.7	$16.9	$—	$(15.0)	$10.6
Loan loss liability to Republic Bank	$2.0	$7.4	$—	$(8.7)	$0.7
Restructure reserve	$0.2	$—	$—	$(0.2)	$0.0
June 30, 2003:
Loan loss allowance	$12.2	$19.3	$—	$(22.8)	$8.7
Loan loss liability to Republic Bank	$—	$2.9	$—	$(0.9)	$2.0
Restructure reserve	$0.4	$—	$—	$(0.2)	$0.2
June 30, 2002:
Loan loss allowance	$13.4	$21.9	$—	$(23.1)	$12.2
Loan loss liability to Republic Bank	$—	$—	$—	$—	$—
Restructure reserve	$1.2	$(0.2)	$—	$(0.6)	$0.4

(a)	This schedule should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto.

INDEX TO EXHIBITS

Exhibit Number	Exhibit
21	Subsidiaries of the Company.

23	Consent of Grant Thornton LLP.

31	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.