Form 10-Q
period 2004-09-30
ACE CASH EXPRESS INC/TX
filed 2004-11-05
CIK 849116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2004
Common Stock, $.01 par value	13,447,079 shares

ACE CASH EXPRESS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ACE CASH EXPRESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	June 30,
	2004	2004
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$104,052	$123,041
Accounts receivable, net	5,214	5,555
Loans receivable, net	18,798	17,047
Prepaid expenses, inventories and other current assets	11,343	10,658

Total Current Assets	139,407	156,301

Noncurrent Assets
Property and equipment, net	30,966	30,721
Covenants not to compete, net	1,193	1,067
Goodwill, net	84,999	81,719
Other assets	5,765	3,839

Total Assets	$262,330	$273,647

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Revolving advances	$42,400	$60,000
Accounts payable, accrued liabilities and other current liabilities	32,308	32,711
Money orders payable	5,107	4,495

Total Current Liabilities	79,815	97,206

Noncurrent Liabilities
Deferred income tax	5,684	5,684
Deferred revenue	3,946	3,969
Other liabilities	302	358

Total Liabilities	89,747	107,217

Commitments and Contingencies	—	—
Shareholders’ Equity
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 20,000,000 shares authorized, 13,639,982 and 13,518,737 shares issued and 13,428,582 and 13,307,337 shares outstanding, respectively	134	133
Additional paid-in capital	98,184	95,941
Retained earnings	80,369	75,296
Accumulated comprehensive loss	(292)	(170)
Treasury stock, at cost, 211,400 shares	(2,707)	(2,707)
Unearned compensation - restricted stock	(3,105)	(2,063)

Total Shareholders’ Equity	172,583	166,430

Total Liabilities and Shareholders’ Equity	$262,330	$273,647

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2004	2003
Revenues	$62,026	$55,701
Store expenses:
Salaries and benefits	14,787	14,255
Occupancy	8,182	7,249
Provision for loan losses and doubtful accounts	7,468	6,351
Depreciation	1,687	1,737
Other	9,808	8,777

Total store expenses	41,932	38,369

Gross margin	20,094	17,332
Region expenses	5,219	4,477
Headquarters expenses	4,681	4,313
Franchise expenses	267	263
Other depreciation and amortization	706	1,017
Interest expense, net	593	2,235
Other expenses, net	172	16

Income before income taxes	8,456	5,011
Provision for income taxes	3,383	2,004

Net income	$5,073	$3,007

Earnings per share:
Basic	$0.38	$0.29
Diluted	$0.37	$0.28
Weighted average number of common shares outstanding:
Basic	13,366	10,296
Diluted	13,848	10,589

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$5,073	$3,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,393	2,754
Provision for loan losses	7,424	6,486
Provision for doubtful accounts	44	(135)
Loss on disposal of property and equipment	800	119
Deferred revenue	(548)	(455)
Compensation on restricted stock grants	423	88
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	297	3,936
Loans receivable	(6,838)	(5,743)
Prepaid expenses, inventories and other current assets	(447)	(209)
Other assets	(2,224)	(253)
Accounts payable, accrued liabilities and other liabilities	(2,633)	(6,487)

Net cash provided by operating activities	3,764	3,108
Cash flows from investing activities:
Purchases of property and equipment, net	(3,036)	(794)
Intangible assets related to store acquisitions	(3,510)	(60)

Net cash used by investing activities	(6,546)	(854)
Cash flows from financing activities:
Net increase (decrease) in money orders payable	612	(1,334)
Net repayments of revolving advances	(17,600)	(14,900)
Net repayments of term advances	—	(958)
Net borrowings (repayments) of notes payable	3	(56)
Proceeds from stock options exercised	777	109
Proceeds from restricted stock	1	1

Net cash used by financing activities	(16,207)	(17,138)

Net decrease in cash and cash equivalents	(18,989)	(14,884)
Cash and cash equivalents, beginning of period	123,041	108,110

Cash and cash equivalents, end of period	$104,052	$93,226

Supplemental disclosures of cash flows information:
Interest paid	$732	$2,270
Income taxes paid	253	351

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed interim consolidated financial statements of Ace Cash Express, Inc. (the “Company” or “ACE” or “we” or “us”) and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim consolidated financial statements should be read in conjunction with our audited financial statements in our Annual Report on Form 10-K for the year ended June 30, 2004 filed with the Securities and Exchange Commission. In the opinion of our management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

Certain prior period balances have been reclassified to conform to the current period’s presentation.

Revenue Recognition Policy

Approximately 97% of our revenue results from transactions at the point-of-sale with our customers, and approximately 66% of our revenue is effectively recognized when the transaction is completed at the point-of-sale. These transactions include check cashing, bill payment (including prepaid debit cards), money transfer, money order sales and other miscellaneous products and services grouped in “other fees.” We act in an agency capacity regarding some of the products and services offered and sold at our stores, and therefore record as revenue the amounts received from customers less amounts remitted to the provider.

For short-term consumer loans that we make, and for the loans or services (“Republic Loans”) made or entered into by Republic Bank & Trust Company, a Kentucky state-chartered bank (“Republic Bank”) for which we act only as marketing agent and servicer for a fee from the lender, revenue constituting loan fees and interest (whether paid by the customer or the lender) is recognized ratably over the term of each loan, which is generally 14 days.

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

	Three Months Ended
	September 30,
	2004	2003
	(in thousands)
Net income	$5,073	$3,007

Reconciliation of denominator:
Weighted average number of common shares outstanding - basic	13,366	10,296
Effect of dilutive stock options	482	293

Weighted average number of common shares outstanding – diluted	13,848	10,589

The following table presents the options to purchase shares of common stock which were not included in the computation of diluted earnings per share for the three months ended September 30, 2004 and 2003 because the exercise prices of those options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive:

	Three Months Ended
	September 30,
	2004	2003
Options not included in the computation of earnings per share	33,750	—

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for accounts receivable, loans receivable, revolving advances, accounts payables and accrued liabilities, and money orders payable all approximate fair value because of the short-term maturities of these instruments.

Stock Incentive Plans

At September 30, 2004, we sponsored one employee stock incentive plan and one non-employee director stock incentive plan, both of which permit the grant of stock options and restricted stock. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

The following table presents restricted stock granted and forfeited under both the employee stock incentive plan and the non-employee director stock incentive plan, along with the corresponding stock-based compensation cost reflected in our reported net income for the three months ended September 30, 2004 and 2003:

	Three Months Ended
	September 30,
	2004	2003
Number of shares of restricted stock granted:
Employee stock incentive plan	56,000	137,500
Non-employee stock incentive plan	—	—

	56,000	137,500

Number of shares of restricted stock forfeited:
Employee stock incentive plan	(488)	—
Non-employee stock incentive plan	—	—

	(488)	—

Stock-based compensation expense for restricted stock grants:
Employee stock incentive plan	$409,326	$88,440
Non-employee director stock incentive plan	13,964	—

	$423,290	$88,440

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

	Three Months Ended
	September 30,
	2004	2003
	(in thousands,
	except per share amounts)
Net income, as reported	$5,073	$3,007
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock option awards, net of related tax effects	(579)	(562)
Deduct: Total stock-based non-employee director compensation expense determined under fair value based methods for all stock option awards, net of related tax effects	(24)	—

Pro forma net income	$4,470	$2,445

Earnings per share:
Basic – as reported	$0.38	$0.29

Basic – pro forma	$0.33	$0.24

Diluted – as reported	$0.37	$0.28

Diluted – pro forma	$0.32	$0.23

The weighted average fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended September 30, 2004 and 2003:

	Three Months Ended
	September 30,
	2004	2003
Expected volatility	46%	46%
Expected life (years)	4.4	6.0
Risk-free interest rate	3.9%	2.9%
Expected dividends	None	None

Outstanding options are generally exercisable annually in installments over a three- to four-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire ten years after the date of grant. Restricted stock generally vests over a three- to five-year period from the date of grant. In November 2003, our shareholders approved an amendment to the employee stock incentive plan, the 1997 Stock Incentive Plan, to increase by 400,000 the number of shares of common stock that may be issued upon exercise of options or granted as restricted stock. As of September 30, 2004, 1,520,838 shares were reserved for restricted stock or stock option grants, 1,102,800 shares had been granted as restricted stock or were subject to outstanding stock option grants, and 418,038 shares were available.

The weighted average fair value of each non-employee director option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during each of the three months ended September 30, 2004 and 2003:

	Three Months Ended
	September 30,
	2004	2003
Expected volatility	46%	46%
Expected life (years)	4.7	4.9
Risk-free interest rate	3.9%	2.9%
Expected dividends	None	None

Outstanding options are generally exercisable annually in installments over a three-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire five years after the date of grant. As of September 30, 2004, 155,251 shares were reserved for stock or stock option grants, 106,251 shares had been granted as restricted stock or were subject to outstanding stock option grants, and 49,000 shares were available.

2. OPERATING SEGMENTS

Our reportable segments are strategic business units that differentiate between company-owned and franchised stores. Company-owned store revenue is generated from store customer-transaction processing and franchised store revenue is generated from the franchise fees charged for opening the store and on-going royalty fees. Segment information for the three months ended September 30, 2004 and 2003 was as follows:

	Company-owned	Franchised	Other	Total
	(in thousands)
Three months ended September 30, 2004:
Revenue	$61,279	$747	$—	$62,026
Gross margin	19,347	747	—	20,094
Region, headquarters, franchise expenses	(9,900)	(267)	—	(10,167)
Other depreciation and amortization	(703)	(3)	—	(706)
Interest income (expense), net	—	—	(593)	(593)
Other expenses, net	—	—	(172)	(172)

Income (loss) from continuing operations before taxes	$8,744	$477	$(765)	$8,456

Three months ended September 30, 2003:
Revenue	$55,104	$597	$—	$55,701
Gross margin	16,735	597	—	17,332
Region, headquarters, franchise expenses	(8,790)	(263)	—	(9,053)
Other depreciation and amortization	(1,015)	(2)	—	(1,017)
Interest income (expense), net	—	—	(2,235)	(2,235)
Other expenses, net	—	—	(16)	(16)

Income (loss) from continuing operations before taxes	$6,930	$332	$(2,251)	$5,011

Segment information as of September 30, 2004 and 2003 was as follows:

	Company-owned	Franchised	Total
	(in thousands, except for number of stores)
As of September 30, 2004:
Total assets	$261,122	$1,208	$262,330
Number of stores	1,055	202	1,257
As of September 30, 2003:
Total assets	$239,081	$485	$239,566
Number of stores	968	206	1,174

3. DERIVATIVE INSTRUMENTS – SWAP AGREEMENTS

Our objective in managing our exposure to fluctuations in interest rates is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates. To achieve this objective, we have entered into interest-rate swap agreements. The interest-rate swaps are derivative instruments related to forecasted transactions and are considered to hedge future cash flows. The effective portion of any gains or losses are included in accumulated comprehensive loss until earnings are affected by the variability of cash flows. Any ineffective portion is recognized currently into earnings. The cash flows of the interest-rate swaps are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the floating-rate revolving loan facility and floating-rate term loan notes. If it becomes probable that a forecasted transaction will no longer occur, the interest-rate swap will continue to be carried on the balance sheet at fair value, and gains or losses that were deferred in accumulated comprehensive loss will be recognized immediately into earnings. If the interest-rate swaps are terminated prior to their expiration dates, any cumulative gains and losses will be deferred and recognized into earnings over the remaining life of the underlying exposure. If the hedged liabilities are to be sold or extinguished, we will recognize the gain or loss on the designated financial instruments currently into earnings.

We use the cumulative approach to assess effectiveness of the cash flow hedges. The measurement of hedge ineffectiveness is based on the cumulative dollar offset method. Under this method, we compare the changes in the floating rate component of the cash flow hedge to the floating rate cash flows of the revolving loan facility and the term loan notes. Changes in the fair value of the effective cash flow hedges are recorded in accumulated comprehensive loss. The effective portion that has been deferred in accumulated comprehensive loss will be reclassified to earnings when the hedged items impact earnings.

The associated underlying hedged liability has equaled or exceeded the notional amount for each of our interest-rate swaps throughout the existence of the interest-rate swaps, and we anticipate that it will continue to do so with respect to the swaps in effect as of September 30, 2004. The interest-rate swaps are based on the same index as their respective underlying debt. The interest-rate swaps to date have been highly effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated comprehensive loss into earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness during the three months ended September 30, 2004 or 2003.

The interest-rate swaps resulted in an increase of interest expense of $113,000 and $105,000 for the three months ended September 30, 2004 and 2003, respectively. The effective swap interest rates on September 30, 2004 and 2003, respectively, were 5.215% and 4.715%. The average notional amounts (in millions) and the related average effective swap interest rates for the three months ended September 30, 2004 and 2003 are as follows:

	September 30, 2004		September 30, 2003
		Average		Average
	Average	Effective	Average	Effective
	Notional	Swap	Notional	Swap
Corresponding Debt	Amount	Interest Rate	Amount	Interest Rate
Revolving advance	$30	5.576%	$60	4.715%
Term loan notes (expired)	$—	—%	$20	14.465%

The fair value of the interest-rate swaps decreased by $122,000 and increased $244,000, net of tax, during the three months ended September 30, 2004 and 2003, respectively. These changes have been recorded in accumulated comprehensive loss. The estimated net amount of existing loss expected to be reclassified into earnings during the next twelve months is $261,000.

Accumulated comprehensive loss balances related to the interest-rate swaps are as follows (in thousands):

					Change in Accumulated
					Comprehensive Loss
	Accumulated Comprehensive Loss,				for the Three Months
	Net of Tax, as of				Ended September 30,
	September 30,	June 30,	September 30,	June 30,
Corresponding Debt	2004	2004	2003	2003	2004	2003
Revolving advance	($292)	($170)	($734)	($925)	($122)	$191
Term loan notes	—	—	(39)	(92)	—	53

	($292)	($170)	($773)	($1,017)	($122)	$244

A summary of comprehensive income (loss) for the three months ended September 30, 2004 and 2003 is presented below:

	Three Months Ended
	September 30,
	2004	2003
	(in thousands)
Net income	$5,073	$3,007
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments before tax expense	(203)	406
Tax benefit (expense)	81	(162)

Unrealized gain (loss) on hedging instruments net of tax expense	(122)	244

Comprehensive income	$4,951	$3,251

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions

The following table provides information concerning the acquisitions made during the three months ended September 30, 2004:

For the Three Months Ended
September 30, 2004
(in thousands, except number of stores
and number of transactions)
Number of stores acquired	23
Number of transactions	4
Amounts allocated to:
Goodwill	$3,280
Covenants not to compete	230

Total intangibles costs	3,510
Property and equipment	339
Other assets	559

Total purchase price	$4,408

Amortizable Intangible Assets

Covenants not to compete are as follows:

	September 30,	June 30,
	2004	2004
	(in thousands)
Covenants not to compete, at cost	$2,534	$2,304
Less – accumulated amortization	(1,341)	(1,237)

	$1,193	$1,067

Each of the covenants not to compete is amortized over the applicable period of the contract. The weighted-average amortization period is 4.7 years.

Amortization expense related to the covenants not to compete for the three months ended September 30, 2004 was $104,000. Total estimated remaining amortization expense for succeeding fiscal years assuming current balances and no new acquisitions are as follows:

Estimated Remaining Amortization Expense
for Covenants Not to Compete
(in thousands)

For the Nine
Months Ending June 30,	For the Year Ending June 30,
2005	2006	2007	2008	2009	2010	2011
$266	$254	$189	$185	$176	$98	$25

Intangible Assets Not Subject to Amortization

Changes in the carrying value of goodwill for the three months ended September 30, 2004 are as follows:

Three Months Ended
September 30, 2004
(in thousands)
Balance, beginning of the period	$81,719
Goodwill from acquisitions	3,280

Balance, end of the period	$84,999

There were no impairment losses for the three months ended September 30, 2004 or 2003.

5. SHORT-TERM LOANS

All of the short-term loan products or similar services, also known as payday loans, offered at our stores consist of either (1) short-term loans or deferred-deposit services made or entered into by us, (sometimes called “ACE Loans” in these notes), or (2) deferred-deposit loans or services, or Republic Loans, made or entered into by Republic Bank. As of September 30, 2004, we were offering ACE Loans in 567 of our owned stores, and Republic Bank was offering Republic Loans in 387 of our company-owned stores in Texas, Pennsylvania, and Arkansas. All of these loans and services, regardless of type, are made in accordance with state regulation; therefore, the terms of the loans and services vary from state to state.

In general, ACE Loans consist of providing a customer cash in exchange for the customer’s check or an Automated Clearinghouse (“ACH”) authorization to debit the customer’s bank account, along with an agreement to defer the presentment or deposit of that check or the initiation of that ACH debit on the customer’s account, as the case may be, until the deferred presentment date. The amount of the customer’s check or ACH authorization is the amount of the cash provided to the customer plus a fee to us. The term of the deferral of the check presentment or ACH debit is typically two to four weeks. During the quarter ended September 30, 2004, the average amount of cash provided to a customer in such a transaction was $269, and the average fee to us was $39.89. As of September 30, 2004 and June 30, 2004, the gross receivable for our ACE Loans was approximately $30.8 million and $27.7 million, respectively.

The Republic Loans are offered and made at our owned stores in accordance with a Marketing and Servicing Agreement dated as of October 21, 2002, as amended (the “Republic Bank Agreement”), which is scheduled to continue until January 1, 2006. The terms of the Republic Loans are generally similar to those of our ACE Loans, though Republic Bank has sole discretion regarding the terms of the Republic Loans. As of September 30, 2004, Republic Bank authorized loans up to $425 with a term of 14 days, and the interest charged by Republic Bank was $17.64 per $100 of loan value.

Under the Republic Bank Agreement, Republic Bank pays us an agency fee for our services in marketing and servicing the Republic Loans at the stores and in collecting outstanding Republic Loans. We do not acquire or own any participation interest in any of the Republic Loans, but our fees are subject to reduction by the losses from uncollected Republic Loans. The maximum potential future payments that we could be obligated to make under the Republic Bank Agreement are the total outstanding Republic Loans recorded on Republic Bank’s financial statements, which were $10.0 million as of September 30, 2004 and $9.4 million as of June 30, 2004.

Loan fees and interest include our fees and interest received from customers of our ACE Loans, and our agency fees received from Republic Bank related to Republic Loans. Loan fees and interest revenues are recognized ratably over the term of each loan, regardless of the type of revenue or loan.

We have established a loan loss allowance regarding our economic interests in our ACE Loans. Our policy for determining the loan loss allowance is based on historical loan loss experience generally, as well as the results of management’s review and analysis of the payment and collection of the loans within the last fiscal quarter. Our policy is to charge off interests in all of our ACE Loans, which are 180 days or more past due. Charge-offs are applied as a reduction to the allowance for loan losses and any recoveries of previously charged off loans are applied as an increase to the allowance for loan losses. We establish a payable to Republic Bank to reflect our obligation to, in effect, bear all Republic Loan losses; that payable estimates such losses from such loans that are 180 days or more past due. Our policy in establishing the payable regarding Republic Loan losses is substantially the same as our policy regarding the loan loss allowance for our ACE loans.

Loans receivable, net, on the consolidated balance sheets as September 30, 2004 and June 30, 2004 were $18.8 million and $17.0 million, respectively, which includes receivables for our ACE Loans (but not regarding any Republic Loans, because we do not own any interest in those loans). The loan loss allowance of $12.0 million and $10.6 million as of September 30, 2004 and June 30, 2004, respectively, represented 39.0% and 38.3% of the gross loans receivable as of that date. Net loan charge-offs for the three months ended September 30, 2004 and 2003, were $3.7 million and $3.4 million, respectively.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA

(unaudited)

	Three Months Ended
	September 30,		Year Ended June 30,
	2004	2003	2004	2003	2002
Company Operating and Statistical Data:
Company-owned stores in operation:
Beginning of period	1,026	968	968	1,003	988
Acquired	23	1	34	2	8
Opened	15	4	53	14	39
Sold	—	—	(5)	(23)	—
Closed	(9)	(5)	(24)	(28)	(32)

End of period	1,055	968	1,026	968	1,003
Franchised stores in operation:
Beginning of period	204	200	200	184	175
Opened	9	7	32	26	22
Acquired by ACE	(11)	(1)	(13)	(2)	(8)
Closed/Sold	—	—	(15)	(8)	(5)

End of period	202	206	204	200	184

Total store network	1,257	1,174	1,230	1,168	1,187

Percentage increase (decrease) in comparable store revenues from prior period: (1)
Total revenue	7.9%	(0.2%)	5.0%	1.9%	17.2%
Check fees excluding tax check fees	0.0%	6.9%	5.2%	8.0%	6.0%
Loan fees and interest	20.7%	(10.6%)	7.8%	(4.4%)	36.1%
Purchases of property and equipment, net (in thousands)	$3,036	$794	$7,950	$4,771	$7,127
Intangible assets acquired (in thousands)	3,510	60	6,403	673	1,177
Check Cashing Data:
Face amount of checks cashed (in millions)	$1,147	$1,156	$5,103	$5,040	$4,843
Face amount of average check	$358	$354	$388	$383	$378
Average fee per check	$8.78	$8.47	$9.91	$9.65	$9.36
Fees as a percentage of average check	2.45%	2.39%	2.55%	2.52%	2.48%
Number of checks cashed (in thousands)	3,204	3,266	13,151	13,148	12,821
Check Collections Data:
Face amount of returned checks (in thousands)	$5,952	$5,353	$21,705	$24,087	$23,637
Collections (in thousands)	4,041	3,356	13,947	16,935	16,090

Net write-offs (in thousands)	$1,911	$1,997	$7,758	$7,152	$7,547

Collections as a percentage of returned checks	67.9%	62.7%	64.3%	70.3%	68.1%
Net write-offs as a percentage of revenues	3.1%	3.7%	3.1%	3.1%	3.3%
Net write-offs as a percentage of the face amount of checks cashed	0.17%	0.17%	0.15%	0.14%	0.16%

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA, continued
(unaudited)
(in thousands, except averages and percents)

	Three Months Ended
	September 30,		Year Ended June 30,
	2004	2003	2004	2003	2002
Combined Short-Term Consumer Loans Operating Data:
Volume – new loans and refinances	$159,673	$126,911	$527,723	$484,026	$502,013
Average advance	$283	$276	$278	$274	$269
Average finance charge	$44.83	$43.54	$43.71	$44.55	$45.61
Number of loan transactions – new loans and refinances	554	464	1,909	1,798	1,866
Matured loan volume	$154,565	$124,204	$516,741	$488,940	$489,887
Loan fees and interest	$23,223	$18,455	$77,029	$70,806	$74,197
Loan loss provision	$7,424	$6,486	$24,280	$22,293	$21,924
Gross margin on loans	68.0%	64.9%	68.5%	68.5%	70.5%
Loan loss provision as a percent of matured loan volume	4.8%	5.2%	4.7%	4.6%	4.5%
ACE Loans: (2)
Volume – new loans and refinances	$111,219	$86,412	$368,031	$420,129	$502,013
Average advance	$269	$265	$269	$268	$269
Average finance charge	$39.89	$38.99	$39.40	$42.71	$45.61
Number of loan transactions – new loans and refinances	400	327	1,368	1,587	1,866
Matured loan volume	$107,266	$84,244	$359,723	$432,900	$489,887
Loan fees and interest	$15,960	$12,296	$52,993	$61,769	$74,197
Loan loss provision	$5,087	$4,540	$16,890	$19,361	$21,924
Loans Processed for Republic Bank: (3)
Volume - new loans and refinances	$48,454	$40,499	$159,692	$63,897	$—
Average advance	$314	$295	$296	$302	$—
Average finance charge	$55.37	$51.96	$52.11	$53.35	$—
Number of loan transactions – new loans and refinances	154	137	541	211	—
Matured loan volume	$47,299	$39,960	$157,018	$56,040	$—
Loan fees and interest	$7,263	$6,159	$24,036	$9,037	$—
Provision for loan losses payable to Republic Bank	$2,337	$1,946	$7,390	$2,932	$—
Balance Sheet Data (in thousands):
Gross loans receivable	$30,819	$24,090	$27,663	$21,734	$29,569
Less: Allowance for losses on loans receivable	12,021	9,887	10,616	8,734	12,213

Loans receivable, net of allowance	$18,798	$14,203	$17,047	$13,000	$17,356

Allowance for losses on loans receivable:
Beginning of period	$10,616	$8,734	$8,734	$12,213	$13,382
Provision for loan losses	5,087	4,540	16,890	19,361	21,924
Charge-offs	(3,833)	(3,459)	(15,295)	(23,729)	(24,519)
Recoveries	151	72	287	889	1,426

End of period	$12,021	$9,887	$10,616	$8,734	$12,213

Allowance as a percent of gross loans receivable	39.0%	41.0%	38.3%	40.2%	41.3%

(1)	Calculated based on changes in revenue for all company-owned stores open in both periods and open for at least 13 months.

(2)	Operating data for ACE loans include short-term consumer loans made by Goleta National Bank at our company-owned stores until we discontinued offering Goleta loans on December 31, 2002.

(3)	Republic Bank loans are short-term consumer loans made by Republic Bank & Trust Company at our company-owned stores in Arkansas, Pennsylvania and Texas since January 1, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     We are a leading retailer of financial services, including check cashing, short-term consumer loan and bill payment services. As of September 30, 2004, we had a total network of 1,257 stores in 37 states and the District of Columbia, consisting of 1,055 company-owned stores and 202 franchised stores. This makes us the largest owner, operator and franchisor of check cashing stores in the United States and one of the largest providers of short-term consumer loans, also known as payday loans. We focus on serving unbanked and underbanked consumers, many of whom seek alternatives to traditional banking relationships in order to gain convenient and immediate access to check cashing services and payday loans. We seek to develop and maintain the largest network of stores in each of the markets where we operate. Our growth strategy is to open new stores, franchise stores in new and existing markets, opportunistically acquire stores, increase our customer base and introduce new services into our store network.

     Our stores offer check cashing, loans and other retail financial services at competitive rates in clean settings during hours convenient for our customers. Our stores are located in highly visible, accessible locations, usually in strip shopping centers, free-standing buildings and kiosks located inside retail stores.

     For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our short-term consumer loans (“ACE Loans”), we receive interest on the loans. For the Republic Bank loans (“Republic Loans”), we receive origination and servicing fees from Republic Bank.

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

     Revenue Recognition. Approximately 97% of our revenue results from transactions at the point-of-sale with our customers and approximately 66% of our revenue is effectively recognized when the transaction is completed at the point-of-sale. These transactions include check cashing, bill payment, money transfer, money order sales and other miscellaneous services grouped in “other fees.” We act in an agency capacity regarding some of the services offered and sold at our stores and therefore record as revenue the amounts received from customers less amounts remitted to the provider.

     For ACE Loans that we make and for the Republic Loans for which we act only as marketing agent and servicer for a fee from the lender, revenue constituting loan fees and interest (whether paid by the customer or the lender) is recognized ratably over the term of each loan, which is generally 14 days.

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

     Loan Loss Provision. We believe that the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of our allowance for loan losses. We maintain an allowance for loan losses and a payable to Republic Bank at levels we consider sufficient to cover the anticipated losses in the collection of our ACE Loan portfolio and our liability for Republic Loan losses. The allowance for loan losses and our payable to Republic Bank are determined based upon a review of historical and recent loan losses and the loan portfolio. Management periodically reviews the allowance for loan losses and payable to republic Bank, and any changes are reflected in current operations. Actual loan losses may be materially different from the recorded allowance for loan losses or recorded amount payable to Republic Bank.

Summary of Quarterly Results

     Our fiscal 2005 first quarter total revenue was approximately $6.3 million, or 11.4%, higher than our fiscal 2004 first quarter total revenue. This increase resulted primarily from an approximate $4.8 million, or 25.8%, increase in loan-related revenue and an approximate $0.9 million, or 22.7%, increase in bill-payment (including debit card) revenue. Comparable store revenue increased 7.9% in the first quarter of fiscal 2005 from the first quarter of fiscal 2004. Our fiscal 2005 first quarter net income was approximately $5.1 million, with diluted earnings per share of $0.37, compared to our fiscal 2004 first quarter net income of approximately $3.0 million, with diluted earnings per share of $0.28.

Results of Operations

  Revenue Analysis

	Three Months Ended September 30,
	2004	2003	Increase (Decrease)		2004	2003
	(in thousands)			(percent)	(percentage of revenue)
Check cashing	$28,117	$27,661	$456	1.6%	45.3%	49.7%
Short-term consumer loans	23,223	18,455	4,768	25.8	37.4	33.1
Bill payments	4,709	3,839	870	22.7	7.6	6.9
Money transfers	2,825	2,756	69	2.5	4.6	4.9
Money orders	1,731	1,593	138	8.7	2.8	2.9
Franchising	747	597	150	25.1	1.2	1.1
Other services	674	800	(126)	(15.8)	1.1	1.4

Total revenue	$62,026	$55,701	$6,325	11.4%	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$58.9	$56.9

     Most of the growth in total revenue in the first quarter of fiscal 2005 from the first quarter of fiscal 2004 resulted from increases in short-term consumer loan fees and interest and bill-payment (including debit card) fees. Comparable store revenue increased by $4.1 million, or 7.9%.

     Check cashing fees in the first quarter of fiscal 2005 increased from the first quarter of the fiscal 2004 because of a 3.6% increase in the average check fee, a 1.1% increase in the face amount of the average check cashed, offset by a 1.9% decrease in the number of checks cashed. Check cashing fees, excluding tax check fees, increased 3.4 percent from the first quarter of fiscal 2004. Comparable store check cashing fees, excluding tax check fees, were flat compared to the same period last year.

     Loan fees and interest for the first quarter of fiscal 2005 increased by $4.8 million, or 25.8%, from the first quarter of fiscal 2004 due to the 20.7% increase in comparable store loan fees and the increased number of store locations offering loan services. As of September 30, 2004, we offered loan services in 954 of our company-owned stores, compared to 862 company-owned stores as of September 30, 2003.

     Bill payment services revenue for the first quarter of fiscal 2005 increased from the first quarter of fiscal 2004 because of the growth in fees from sales of third-party prepaid debit cards and the addition of vendors for which payments are accepted. During the first quarter of fiscal 2005, we sold approximately 50,000 prepaid debit cards compared to 37,000 prepaid debit cards for the same period last year, a 35% increase. Customers loaded $77 million on these cards during the first quarter of fiscal 2005, compared to $56 million during the same period last year.

  Store and SSM Expense Analysis

	Three Months Ended September 30,
	2004	2003	Increase (Decrease)		2004	2003
	(in thousands)			(percent)	(percentage of revenue)
Salaries and benefits	$14,787	$14,255	$532	3.7%	23.8%	25.6%
Occupancy	8,182	7,249	933	12.9	13.2	13.0
Provision for loan losses and doubtful accounts	7,468	6,351	1,117	17.6	12.0	11.4
Depreciation	1,687	1,737	(50)	(2.9)	2.7	3.1
Other:
Armored and security	1,943	1,780	163	9.2	3.1	3.2
Returns and cash shortages	2,401	2,401	—	—	3.9	4.3
Information services	865	752	113	15.0	1.4	1.4
Bank charges	1,271	1,263	8	0.6	2.0	2.3
Store supplies	1,233	884	349	39.5	2.0	1.6
Telecommunications	603	550	53	9.6	1.0	1.0
Advertising and marketing	678	343	335	97.7	1.1	0.6
Miscellaneous	814	804	10	1.2	1.3	1.4

Other	9,808	8,777	1,031	11.7	15.8	15.8

Total store and SSM expenses	$41,932	$38,369	$3,563	9.3%	67.6%	68.9%

Average per store expense (including SSM expenses)	$40.3	$39.6
Average per store gross margin (including SSM expenses)	$19.3	$17.9

     Total store and self-service machine (“SSM”) expenses increased primarily as a result of the 87 additional stores in operation and growth in the loan business.

     Salaries and benefits, occupancy, armored and security, information services, store supplies and telecommunications expenses, combined, increased primarily as a result of the 9% increase in store count from the same period last year. Provision for loan losses increased due to growth in both the ACE Loan and Republic Loan business, offset by a decrease in the provision rate. Depreciation expenses decreased slightly as a result of the prior year write-off and subsequent upgrade of store signage. Returned checks, net of collections, and cash shortages remained flat, but decreased as a percentage of revenue due to continued focus on operational procedures and controls. Advertising and marketing expenses increased due to specific advertising and marketing programs introduced this fiscal year.

  Other Expenses Analysis

	Three Months Ended September 30,
	2004	2003	Increase (Decrease)		2004	2003
	(in thousands)			(percent)	(percentage of revenue)
Region expenses	$5,219	$4,477	$742	16.6%	8.4%	8.0%
Headquarters expenses	4,681	4,313	368	8.5	7.5	7.7
Franchise expenses	267	263	4	1.5	0.4	0.5
Other depreciation and amortization	706	1,017	(311)	(30.6)	1.1	1.8
Interest expense, net	593	2,235	(1,642)	(73.5)	1.0	4.0
Other (income) expenses, net	172	16	156	975.0	0.3	0.0
Income taxes	3,383	2,004	1,379	68.8	5.5	3.6

     Region Expenses. Region expenses increased because of the addition of a new region and increases in salaries and benefits expense resulting from additional staffing in collections, facilities and real estate development related to supporting the growth in the number of stores.

     Headquarters Expenses. Headquarters expenses increased primarily due to charges related to restricted stock granted under our 1997 Stock Incentive Plan.

     Franchise Expenses. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in our ACE Franchise Group. Franchise expenses remained unchanged from the first quarter last year.

     Other Depreciation and Amortization. Other depreciation and amortization decreased due to the lower level of debt financing costs under our current bank credit agreement.

     Interest Expense, Net. Interest expense, net, decreased because of the repayment of the term loan during the fourth quarter of fiscal 2004 and lower average revolving advance balances.

     Other (Income) Expenses, Net. Other (income) expenses, net increased due to a combination of more store closings during the first quarter of fiscal 2005 and a gain on sale of stores in the first quarter of fiscal 2004.

     Income Taxes. A total of $3.4 million was provided for income taxes, an increase of $1.4 million from $2.0 million in the first quarter of fiscal 2004. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes. The effective income tax rate for the first quarter of fiscal 2005 of 40% remained unchanged from the first quarter last year.

Balance Sheet Variations

     Cash and cash equivalents, money orders payable and revolving advances vary because of seasonal and day-to-day requirements resulting primarily from maintaining cash for cashing checks and making small consumer loans, and the receipt and remittance of cash from the sale of money orders, wire transfers and bill payments. For the three months ended September 30, 2004, cash and cash equivalents decreased $19.0 million, compared to a decrease of $14.9 million for the three months ended September 30, 2003.

     Accounts receivable, net, of $5.2 million as of September 30, 2004 decreased $0.3 million from June 30, 2004.

     Loans receivable, net, of $18.8 million as of September 30, 2004 increased $1.8 million from June 30, 2004 due to the increased volume of ACE Loans. Loans receivable, net, does not include any of the Republic Loans available through our company-owned stores in Arkansas, Pennsylvania and Texas, because we serve only as marketing and servicing agent for Republic Bank regarding those Republic Loans and do not acquire or own any participation interest in any of those loans. Our agreement with Republic Bank provides for us to receive agency fees from Republic Bank, though such fees are subject to reduction or offset by the losses from uncollected Republic Loans.

     Prepaid expenses, inventories and other current assets of $11.3 million as of September 30, 2004 increased $0.7 million from June 30, 2004 due primarily to increases in prepaid insurance expenses.

     Property and equipment, net, at September 30, 2004 increased $0.2 million from June 30, 2004 as a result of fixed asset additions of $3.0 million (including $0.1 million for capitalized software development), offset by depreciation expense of $2.0 million and fixed asset retirements of $0.8 million. Goodwill, net, at September 30, 2004 increased $3.3 million from June 30, 2004 as a result of the 23 stores acquired during the three months ended September 30, 2004. During the three months ended September 30, 2004, we opened 15 newly constructed stores, acquired 23 stores, and closed nine company-owned stores.

     Other assets at September 30, 2004 increased by $1.9 million as a result of an increase in deferred financing costs related to the July 30, 2004 amendment to our bank credit agreement.

     Revolving advances at September 30, 2004 decreased by $17.6 million from June 30, 2004 due to reduced average daily usage of the primary revolving credit facility, which in turn resulted from continued improvements in cash forecasting and operational procedures regarding store cash deliveries along with the use of the net proceeds from our sale of common stock during the fourth quarter of fiscal 2004.

     Accounts payable, accrued liabilities and other current liabilities at September 30, 2004 decreased $0.4 million from June 30, 2003, primarily because of reductions in liabilities to various service providers.

Loan Portfolio

     We have established a loan loss allowance regarding our ACE Loans receivable at a level that our management believes to be adequate to absorb known or probable losses from ACE Loans made by us. Our policy for determining the loan loss allowance is based on historical experience generally, as well as the results of management’s review and analysis of the payment and collection of the loans within the last fiscal quarter.

     We have determined, based on recent operating history, that we receive payment of approximately 94.8% (for loans maturing in the first, second and fourth fiscal quarters) or 95.7% (for loans maturing during tax refund season in the third fiscal quarter) of the loan volume, or principal amount of the loans. Therefore, the loan loss allowance is approximately 5.2% of the principal amount of the loans maturing in the first, second and fourth fiscal quarters and approximately 4.3% of the principal amount of the loans maturing in the third fiscal quarter. Our policy is to charge off all of our short-term consumer loans, which are 180 days or more past due or delinquent. Charge-offs are applied as a reduction to the loan loss allowance and any recoveries of previously charged-off loans are applied as an increase to the loan loss allowance.

     At the end of each fiscal quarter, we analyze the loan loss provision and the allowance that has been computed based on the activity described above to determine if the allowance is adequate based on our understanding of what is occurring in the stores with customers, past loan loss experience, current economic conditions, volume and growth of the loan portfolio, timing of maturity, as well as collections experience. For this purpose, we treat each renewal of a loan in which no additional principal is advanced as a continuation of the initial loan. If necessary, we make adjustments to the provision and the allowance.

     An analysis of the loan loss allowance with reference to our gross loans receivable (which does not include any Republic Loans) is as follows:

	Three Months Ended
	September 30,
	2004	2003
	(in thousands)
Gross loans receivable	$30,819	$24,090
Less: Allowance for losses on loans receivable	12,021	9,887

Loans receivable, net of allowance	$18,798	$14,203

Allowance for losses on loans receivable:
Beginning of period	$10,616	$8,734
Provision for loan losses	5,087	4,540
Charge-offs	(3,833)	(3,459)
Recoveries	151	72

End of period	$12,021	$9,887

Net loan charge-offs as a percent of volume	3.3%	3.9%
Allowance as a percent of gross loans receivable	39.0%	41.0%

     The schedule below indicates the progression of receipts or collections of each “quarterly portfolio” of loans, consisting of our ACE Loans. In this case, a “quarterly portfolio” is our interests in all of the ACE Loans that matured in a particular fiscal quarter. We can track the payment rates at different points of time for each quarterly portfolio.

     We have established the following new targets regarding each quarterly portfolio for fiscal 2005:

•	Receive or collect 91.5% (or 93.0% in our third fiscal quarter) of the total volume, or principal amount of loans, by the end of the current quarter.

•	Receive or collect a cumulative 93.2% (or 94.8% in our third fiscal quarter) by 90 days out.

•	Receive or collect a cumulative 94.8% (or 95.7% in our third fiscal quarter) by 180 days out. We charge-off our ACE Loans when they become delinquent for 180 days.

     The assumed higher rate of payment in our third fiscal quarter is a result of improved collections during the annual tax season because of borrowers’ receipt of tax refunds.

Collection Progression for Quarterly Loan Portfolios

	Collection Percentage
	New	Actual	Prior	Actual
Days Following Quarter	Target	Fiscal 2005	Target	Fiscal 2004	Fiscal 2003
	First Quarter
30	91.5%	93.0%	91.0%	92.8%	92.4%
90	93.2%		92.9%	94.9%	94.7%
180	94.8%		94.5%	95.1%	95.1%
	Second Quarter
30	91.5%		91.0%	93.9%	93.1%
90	93.2%		92.9%	95.6%	95.9%
180	94.8%		94.5%	95.8%	96.1%
	Third Quarter
30	93.0%		93.0%	94.7%	93.5%
90	94.8%		94.5%	96.0%	95.9%
180	95.7%		95.5%	96.1%	96.1%
	Fourth Quarter
30	91.5%		91.0%	93.2%	93.4%
90	93.2%		92.9%	94.7%	95.4%
180	94.8%		94.5%	—	95.6%

Off-Balance Sheet Arrangement with Republic Bank

     We are party to a marketing and servicing agreement with Republic Bank. Under this agreement, we provide various services to Republic Bank in connection with our marketing and servicing of Republic Loans in exchange for which we are paid fees by Republic Bank. We also earn additional fees if Republic Bank’s quarterly loan loss rate for these Republic Loans is below specified levels. As of September 30, 2004, Republic Bank was offering Republic Loans in 387 of our company-owned stores in Arkansas, Pennsylvania and Texas. Approximately $7.3 million, or 11.7% of our total revenues in the quarter ended September 30, 2004 were fees paid to us by Republic Bank.

     Although we market and service these Republic Loans, Republic Bank is responsible for reviewing each loan application and determining whether such application is approved for a loan. We are not involved in the loan approval process, including with respect to determining the loan approval procedures or criteria, nor do we acquire or own any participation interest in these loans. Consequently, Republic Loans are not included in our loan portfolio or in our loans receivable and are not reflected on our balance sheet. Under our agreement, however, we are obligated to reimburse Republic Bank by paying it an amount equal to the net amount charged off by Republic Bank, less Republic Bank’s established reserves. Therefore, we could be obligated to pay Republic Bank for loan losses in an amount up to the total outstanding amount of Republic Loans recorded on Republic Bank’s financial statements, which was $10.0 million as of September 30, 2004.

     Because of our economic exposure for losses related to the Republic Loans, we have established a payable to reflect our anticipated losses related to uncollected Republic Loans that are 180 days or more past due. We believe that the loss experience with Republic Loans will be similar to the loss experience with those other loans. Accordingly, the payable for amounts due to Republic Bank for losses regarding Republic Loans has been established at a level similar to the loan loss allowance for our other loan services. We cannot assure you, however, that our estimates will be accurate, and if the Republic Loan losses are materially greater than our recorded amount payable to Republic Bank, our financial condition could be materially adversely affected.

     For the three months ended September 30, 2004, we provided approximately $2.3 million for losses on Republic Loans and charged-off $1.5 million related to these loans. The balance of the liability for Republic Loan losses reported in accrued liabilities as of September 30, 2004 was $0.2 million.

Liquidity and Capital Resources

Cash Flows from Operating Activities

     During the three months ended September 30, 2004 and 2003, net cash provided by operating activities was $3.8 million and $3.1 million, respectively. The increase in cash flows from operating activities resulted from increased net income, timing of remittances to product or service providers, such as Republic Bank, MoneyGram Payment Systems, Inc., and Travelers Express Company Inc., offset by growth in loans receivable.

Cash Flows from Investing Activities

     During the three months ended September 30, 2004 and 2003, net cash used by investing activities was $6.5 million and $0.9 million, respectively. We used $3.0 million and $0.8 million during the three months ended September 30, 2004 and 2003, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Expenditures related to store acquisitions were $3.5 million and $0.1 million for the three months ended September 30, 2004 and 2003, respectively.

Cash Flows from Financing Activities

     Net cash used by financing activities for the three months ended September 30, 2004 and 2003 was $16.2 million and $17.1 million, respectively. During the three months ended September 30, 2004, we repaid $17.6 million of our revolving advances due to continued improvements in daily cash requirements forecasting and proceeds from our recent common stock offering. Money orders payable increased by $0.6 million from June 30, 2004. We received $0.8 million from the exercise of stock options for the three months ended September 30, 2004.

Certain Contractual Cash Commitments

     The table below summarizes our cash obligations for certain leases and acquisition notes payable outstanding as of September 30, 2004:

		Payments Due by June 30,
					2008 and
	Total	2005	2006	2007	thereafter
	(In thousands)
Operating leases	$46,164	$15,116	$14,964	$9,414	$6,670
Acquisition notes payable	111	34	37	40	—

Total	$46,275	$15,150	$15,001	$9,454	$6,670

     As part of our growth strategy, we intend to open new stores in existing and new markets. During the first quarter of fiscal 2005, we opened 15 new company-owned stores, and we anticipate opening an additional 45 company-

owned stores by the end of fiscal 2005, resulting in an anticipated net gain of approximately 40 to 45 company-owned stores in fiscal 2005 after store dispositions and closings.

     The capital cost of opening a new store varies depending on the size and type of store, but is typically in the range of $65,000 to $75,000. This capital cost includes leasehold improvements, signage, computer equipment and security systems. MoneyGram Payment Systems, Inc. pays us a cash incentive for each new location opened, which is accounted for as deferred revenue that is recognized over the remaining life of the MoneyGram Agreement. In addition, the typical ACE Cash Express company-owned store requires working capital of $80,000 to $100,000 to fund operating cash and the store’s loan portfolio.

     Our total capital expenditures, excluding acquisitions, are anticipated to be approximately $15.0 million during our fiscal year ending June 30, 2005, in connection with the opening of 60 new company-owned stores, the opening of 25 ACE Cash Advance stores, the relocation or remodeling of certain existing stores, maintenance, and ongoing upgrades of our information system. The actual amount of capital expenditures will depend in part on the number of new stores opened, the number of stores acquired, and the number of existing stores that are relocated or remodeled. We believe that our existing resources, anticipated cash flows from operations, and credit facilities will be sufficient to finance our anticipated capital expenditures and operational requirements during fiscal 2005. The 60 new ACE Cash Express company-owned stores and the 25 new ACE Cash Advance stores, including the 15 stores already opened, and after closings and dispositions, will require approximately $4.0 million of working capital to fund operating cash and additions to our loan portfolio.

Credit Facilities

     Our credit facilities are provided under a First Amended and Restated Credit Agreement with a syndicate of banks led by Wells Fargo Bank, National Association, as administrative agent for itself and the other lenders thereunder. The amended credit agreement, which we entered into on July 30, 2004, amended and restated the credit agreement that we originally entered into on March 31, 2003.

     The amended credit agreement provides two revolving line-of-credit facilities that expire June 30, 2008:

•	a $140 million primary revolving credit facility that is available throughout the four-year term; and

•	a $60 million seasonal revolving credit facility that is available during each calendar-year-end holiday and tax season (i.e., December 15 through March 15) during the four-year term.

     The revolving line-of-credit facilities include, subject to certain conditions, a letter-of-credit facility from Wells Fargo Bank of up to $10 million.

     Borrowings under the amended credit agreement bear interest at a variable annual rate equal to, at our discretion, either:

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

     We have selected the third alternative described above as the annual interest rate for our current borrowings, and as of the end of September 2004, that interest rate was calculated using LIBOR plus 2.25%. Upon an event of default under the amended credit agreement, the applicable annual interest rate is increased by three hundred basis points.

     Interest on the outstanding principal amount borrowed under the amended credit agreement is payable monthly. The outstanding principal amount borrowed and all interest accrued under the primary revolving line-of-credit facility is payable on June 30, 2008. The outstanding principal amount and all interest accrued under the seasonal revolving line-of-credit facility is payable on March 15 of each year. At the end of each fiscal quarter, beginning September 30, 2004, we must pay the lenders a commitment fee equal to 0.5% per annum of the average daily unused portion of the credit available under the amended credit agreement (which is the unused portion of the $140 million throughout the year and the unused portion of the $60 million seasonal facility from December 15 through March 15 each year). We must also pay Wells Fargo Bank an annual agency fee of $60,000 in advance on each July 30. We paid $1.2 million in arrangement fees and up-front fees relating to the amended credit agreement. We may (a) at any time reduce, in whole or in part (in $5 million increments), the available amount of the credit facilities provided in the amended credit agreement and (b) subject to certain conditions, prepay, in whole or in part, the revolving credit facilities provided by the amended credit agreement without penalty or premium.

     The amended credit agreement may be terminated before the stated expiration or maturity date of the revolving credit facilities — requiring all unpaid principal and accrued interest to be paid to the lenders — upon any “event of default” as defined in the amended credit agreement. The events of default in the amended credit agreement include (a) nonpayment of amounts due under the amended credit agreement, (b) the failure to observe or perform covenants set forth in the amended credit agreement and in the documents ancillary thereto that are not cured, (c) a change in control of us, and (d) any event or circumstance that has a material adverse effect on the collateral secured under the amended credit agreement or on our business, assets, liabilities, condition (financial or otherwise), or prospects.

     We are subject to various restrictive covenants stated in the amended credit agreement. Those restrictive covenants, which are typical of those found in credit agreements of these types, include restrictions on the incurrence of indebtedness from other sources, restrictions on advances to or investments in other persons or entities, restrictions on the payment of dividends to shareholders and on the repurchase of shares, and the requirement that various financial ratios be maintained. Certain of the covenants in the amended credit agreement require us:

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

     The payment and performance of our obligations under the amended credit agreement and the documents ancillary thereto are secured by liens on all or substantially all of our and its subsidiaries’ assets (other than Ace Funding, LLC’s, our wholly-owned consolidated subsidiary responsible for borrowings related specifically to funds utilized by self-service machines during tax season). All of our subsidiaries (other than Ace Funding, LLC) guaranteed our obligations under the amended credit agreement. The collateral arrangements entered into by us and our guarantor subsidiaries are substantially similar for each of Wells Fargo Bank, as administrative agent for the lenders, and Travelers Express Company, Inc., which has a subordinate lien to secure the payment and performance of our obligations under a money order agreement and under the MoneyGram Agreement. We and all of our secured creditors or agents for them entered into a First Amended and Restated Intercreditor Agreement dated as of July 30, 2004 that includes agreements regarding the priority of distributions to the lenders and Travelers Express upon foreclosure and liquidation of the collateral subject to the security agreements executed by us and our guarantor subsidiaries and certain other intercreditor arrangements. This intercreditor agreement replaced the Intercreditor Agreement dated as of March 31, 2003, as amended, that was in effect with our prior credit agreement.

Swap Agreements

     To reduce our risk of greater interest expense because of interest-rate fluctuations, we enter into interest-rate swap agreements from time to time, which effectively convert a portion of our floating-rate interest obligations to fixed-rate interest obligations.

     On April 23, 2003, we entered into an interest-rate swap agreement with JP Morgan Chase Bank, regarding a notional amount of $60 million, associated with the revolving advance facility under our bank credit agreement, to be effective until March 31, 2006. On May 31, 2004, the notional amount was reduced from $60 million to $30 million and will increase to $45 million on January 1, 2005. The fixed rate effective on September 30, 2004, prior to adding the applicable margin, was 2.965%.

Effects of Financing Arrangements

     We believe that our long-term credit facilities under the amended credit agreement, our funding arrangements for the self-service machines in H&R Block offices during the tax season and our anticipated cash flows from operations will provide adequate working capital for our operations. Although the amended credit agreement places restrictions on capital expenditures and acquisitions, we believe that these restrictions do not prohibit us from pursuing our growth strategy as currently planned.

Stock Repurchase Program

     In fiscal 2000, our board of directors authorized the repurchase from time to time of up to approximately $5 million of our common stock in the open market or in negotiated transactions. During fiscal 2000 and 2001, we repurchased 211,400 shares at an average price of $12.81 per share. During fiscal 2002, 2003 and 2004 and the first quarter of fiscal 2005, no shares were repurchased. This stock repurchase program will remain in effect, however, until discontinued by our board of directors.

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

     Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of us. We do not suggest that other risk factors, such as those discussed elsewhere in this report as well as changes in growth objectives, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.

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

Risks Related to Our Business

We have significant existing debt and the restrictive covenants under our debt agreements may limit our ability to expand or pursue our business strategy. In addition, if we are forced to pay some or all of this debt following an event of default, our financial condition and results of operations would be severely and adversely affected.

     Our business requires significant amounts of cash for services and inventory. Much of that cash is obtained through borrowing. Therefore, we have, and we expect to have, a significant amount of outstanding debt and may incur additional debt in the future as we seek to expand our business. As of September 30, 2004, our short-term debt was $42.4 million, and we had no material long-term debt.

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

     A significant portion of our revenues is based on loan interest and fees from short-term consumer loans, also known as payday loans, that we offer in our company-owned stores. Short-term consumer loans have come under increased scrutiny and regulation in recent years. For example, in October 2002, the Federal Trade Commission sent an Information and Documentation Request to several national companies that offer short-term consumer loans, including us. This industry-wide review may result in recommendations regarding the short-term consumer loan industry or specific conclusions about us, either of which may negatively affect our operations.

     Also, during the last few years, legislation has been introduced in the United States Congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that may prohibit or severely restrict short-term consumer loans. For example, in December 2002, we ceased offering short-term consumer loans at our stores in Alabama, Georgia and North Carolina as a result of laws enacted restricting short-term consumer loans in those states. As a result of more recently enacted laws in Alabama permitting short-term consumer loans, we have recently resumed offering short-term consumer loans at our company-owned store in that state. We intend to continue, with others in the short-term consumer loan industry, to inform and educate legislators and to oppose legislative or regulatory action that may prohibit or severely restrict short-term consumer loans. Nevertheless, if legislative or regulatory action with that effect were taken on the federal level or in states in which we have a significant number of stores, that action may have a material adverse effect on our loan-related activities and revenues. Moreover, similar action by states in which we are not currently offering short-term consumer loans could result in us having fewer opportunities to pursue our growth strategy.

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

     Negative perception of our short-term consumer loans or other activities could also result in us being subject to more restrictive laws and regulations. For example, a short-term consumer loan prohibition law was recently passed by the Georgia state legislature. In addition, we may become subject to lawsuits against us for our ACE Loans or Republic Loans. If changes in the laws affecting our short-term consumer loans or the Republic Bank loans are enacted, or if we become subject to such lawsuits, our financial condition and results of operations would be materially adversely affected.

If our estimates of our loan losses are not adequate to absorb known or probable losses, our financial condition may be materially adversely affected.

     We maintain an allowance for loan losses at levels to cover the anticipated losses in the collection of our ACE Loan portfolio. We determine our allowance for loan losses based upon a review of historical loan losses and the loan portfolio. Our allowance for loan losses is periodically reviewed by our management. For the three months ended September 30, 2004, our loan loss provision was $5.1 million, and we charged-off $3.7 million related to our loans. Our loan loss provision, however, is an estimate, and if actual loan losses are materially greater than our loan loss provision, our financial condition could be materially adversely affected.

     With respect to the Republic Loans, we are obligated to reimburse Republic Bank for loan losses on a quarterly basis. As a result, we could be potentially obligated to pay Republic Bank for loan losses in an amount up to the total outstanding amount of Republic Loans recorded on Republic Bank’s financial statements, which was $10.0 million as of September 30, 2004. This amount is not included on our balance sheet. For the three months ended September 30, 2004, we provided a payable of approximately $2.3 million for losses on Republic Loans and charged-off $1.5 million related to Republic Loans. The balance of the liability for Republic Loan losses reported in accrued liabilities as of September 30, 2004 was $0.2 million. The payable to Republic Bank is, however, an estimate. If actual Republic Loan losses are materially greater than our recorded amount payable to Republic Bank, our financial condition could be materially adversely affected.

A significant portion of our consumer lending business is derived from our relationship with Republic Bank, and a loss of that relationship could adversely affect our liquidity and profits.

     Under our marketing and servicing agreement with Republic Bank, we provide various services to the bank in connection with our marketing and servicing of Republic Loans in exchange for which we are compensated by Republic Bank through payment of fees. As of September 30, 2004, Republic Bank was offering its Republic Loans in 387 of our company-owned stores in Arkansas, Pennsylvania and Texas. Approximately 11.7% of our total revenues in the three months ended September 30, 2004 were derived from fees paid to us by Republic Bank.

     The FDIC has set limits on the dollar amount of short-term consumer loans Republic Bank can have outstanding at any given time based on its capital. If the FDIC were to reduce these limits or other events involving Republic Bank outside of our control were to occur, our ability to grow this portion of our business could be materially adversely affected. In addition to customary termination provisions, our agreement with Republic Bank can be terminated by either party if the quarterly loan loss rate of Republic Loans exceeds a specified level.

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

     Our agreement with Republic Bank provides for us to market and service Republic Loans offered at our company-owned stores. Republic Bank is responsible for reviewing each loan application and determining whether such application is approved for a loan. We are not involved in the loan approval process, including with respect to determining the loan approval procedures or criteria. However, under our agreement with Republic Bank, we are required to reimburse Republic Bank for loan losses on a quarterly basis. If Republic Bank’s loan approval process is flawed and an increased number of loans that are made are uncollected, our results of operations could be adversely affected.

We are subject to franchise law and regulations that govern our status as a franchisor and regulate some aspects of our franchise relationships. Our ability to develop new franchised stores and to enforce contractual rights against franchisees may be adversely affected by these laws and regulations, which could cause our franchise revenues to decline and adversely affect our growth strategy.

     We are subject to federal and state laws and regulations, including the regulations of the Federal Trade Commission as well as similar authorities in individual states, in connection with the offer, sale and termination of franchises and the regulation of the franchisor-franchisee relationship. Our failure to comply with these laws could subject us to liability to franchisees and to fines or other penalties imposed by governmental authorities. In addition, we may become subject to litigation with, or other claims filed with state or federal authorities by, franchisees based on alleged unfair trade practices, implied covenants of good faith and fair dealing, payment of royalties, location of stores, advertising expenditures, franchise renewal criteria or express violations of franchise agreements. We cannot assure you that we will not encounter compliance problems from time to time or that material disputes will not arise with one or more franchisees. Accordingly, our failure to comply with applicable franchise laws and regulations, or disputes with franchisees, could have a material adverse effect on our results of operations financial condition and growth strategy.

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

     We are a party to a money order agreement with Travelers Express under which we exclusively sell Travelers Express money orders that bear our logo. Under this agreement, we are obligated to make prompt remittances of money order proceeds. We are also an agent for the receipt and transmission of wire transfers of money through the MoneyGram network in accordance with an agreement with Travelers Express and MoneyGram Payment Systems, Inc., an affiliate of Travelers Express. Approximately 7.4% and 7.1% of our total revenues for the three months ended September 30, 2004 and for the fiscal year ended June 30, 2004, respectively, were derived from these agreements. Our relationship with Travelers Express and its affiliates is therefore significant to our business. Accordingly, if any disruption in this relationship occurs, it could materially and adversely affect our liquidity and profits.

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

     As of September 30, 2004, our principal shareholders, directors and executive officers, and entities affiliated with them, owned approximately 15% of the outstanding shares of our common stock. As a result, these shareholders, if acting together, are able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium of their common stock as a party of a sale of our company and might ultimately affect the market price of our common stock.

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

The fair value of our existing interest-rate swaps was a liability of ($486,000) as of September 30, 2004. The associated underlying debt has equaled or exceeded the notional amount for each swap throughout the existence of the swap, and we anticipate that it will continue to do so. Each existing swap is based on the same index as, and repriced on a consistent basis with its corresponding underlying debt.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings incidental to the conduct of our business. Management believes that no current legal proceedings will result in any material impact on the Company’s financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE CASH EXPRESS, INC.

November 5, 2004	By:	/s/ WILLIAM S. MCCALMONT

William S. McCalmont
Executive Vice President and
Chief Financial Officer
(Duly authorized officer and
principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.