Form 10-Q
period 2004-12-31
ACE CASH EXPRESS INC/TX
filed 2005-02-08
CIK 849116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☑      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 1, 2005
Common Stock, $.01 par value	13,639,148 shares

ACE CASH EXPRESS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ACE CASH EXPRESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	June 30,
	2004	2004
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$135,027	$123,041
Accounts receivable, net	5,075	5,555
Loans receivable, net	21,524	17,047
Prepaid expenses, inventories and other current assets	11,760	10,658

Total Current Assets	173,386	156,301

Noncurrent Assets
Property and equipment, net	32,631	30,721
Covenants not to compete, net	1,254	1,067
Goodwill, net	87,870	81,719
Other assets	6,033	3,839

Total Assets	$301,174	$273,647

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Revolving advances	$70,307	$60,000
Accounts payable, accrued liabilities and other current liabilities	34,543	32,711
Money orders payable	7,133	4,495

Total Current Liabilities	111,983	97,206

Noncurrent Liabilities
Deferred income tax	4,982	5,684
Deferred revenue	3,675	3,969
Other liabilities	182	358

Total Liabilities	120,822	107,217

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 13,733,427 and 13,518,737 shares issued and 13,522,027 and 13,307,337 shares outstanding, respectively	135	133
Additional paid-in capital	100,399	95,941
Retained earnings	86,197	75,296
Accumulated comprehensive loss	(140)	(170)
Treasury stock, at cost, 211,400 shares	(2,707)	(2,707)
Unearned compensation - restricted stock	(3,532)	(2,063)

Total Shareholders’ Equity	180,352	166,430

Total Liabilities and Shareholders’ Equity	$301,174	$273,647

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Revenues	$64,747	$59,186	$126,773	$114,887

Store expenses:
Salaries and benefits	15,767	14,885	30,554	29,140
Occupancy	8,378	7,339	16,560	14,588
Provision for loan losses and doubtful accounts	6,994	6,911	14,462	13,262
Depreciation	1,771	1,737	3,458	3,474
Other	9,565	8,946	19,373	17,723

Total store expenses	42,475	39,818	84,407	78,187

Gross margin	22,272	19,368	42,366	36,700

Region expenses	5,806	4,837	11,025	9,314
Headquarters expenses	5,065	4,823	9,746	9,136
Franchise expenses	321	321	588	584
Other depreciation and amortization	679	1,022	1,385	2,039
Interest expense, net	794	2,233	1,387	4,468
Other (income) expense, net	(106)	(64)	66	(48)

Income before income taxes	9,713	6,196	18,169	11,207
Provision for income taxes	3,885	2,478	7,268	4,482

Net income	$5,828	$3,718	$10,901	$6,725

Earnings per share:
Basic	$0.43	$0.36	$0.81	$0.65
Diluted	$0.42	$0.34	$0.78	$0.63

Weighted average number of common shares outstanding:
Basic	13,465	10,428	13,414	10,364
Diluted	13,973	10,880	13,910	10,735

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	December 31,
	2004	2003

Cash flows from operating activities:
Net income	$10,901	$6,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,843	5,513
Provision for loan losses	14,403	13,379
Provision for doubtful accounts	65	(105)
Loss on disposal of property and equipment	1,064	279
Deferred revenue	(1,176)	(942)
Compensation on restricted stock grants	686	241
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	415	(362)
Loans receivable	(13,953)	(12,821)
Prepaid expenses, inventories and other current assets	(1,121)	6
Other assets	(2,746)	(640)
Accounts payable, accrued liabilities and other liabilities	(2,304)	(10,059)

Net cash provided by operating activities	11,077	1,214

Cash flows from investing activities:
Purchases of property and equipment, net	(6,438)	(1,909)
Store acquisition costs:
Property and equipment	(614)	(120)
Intangible assets	(6,551)	(322)

Net cash used by investing activities	(13,603)	(2,351)

Cash flows from financing activities:
Net increase in money orders payable	2,637	269
Net increase in revolving advances	10,307	8,400
Net repayments of term advances	—	(1,381)
Net repayments of notes payable	(36)	(94)

Proceeds from stock options exercised and restricted stock granted	1,604	1,895

Net cash provided by financing activities	14,512	9,089

Net increase in cash and cash equivalents	11,986	7,952
Cash and cash equivalents, beginning of period	123,041	108,110

Cash and cash equivalents, end of period	$135,027	$116,062

Supplemental disclosures of cash flows information:
Interest paid	$1,445	$4,509
Income taxes paid	2,471	1,842

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

Revenue Recognition Policy

Approximately 97% of our revenue results from transactions at the point-of-sale with our customers, and approximately 59% of our revenue is effectively recognized when the transaction is completed at the point-of-sale. These transactions include check cashing, bill payment (including prepaid debit cards), money transfer, money order sales and other miscellaneous products and services grouped in “other fees.” Incremental usage fees from prepaid debit cards activity is recognized monthly. We act in an agency capacity regarding some of the products and services offered and sold at our stores, and therefore record as revenue the amounts received from customers less amounts remitted to the provider.

For short-term consumer loans that we make, and for the loans or services (“Republic Loans”) made or entered into by Republic Bank & Trust Company, a Kentucky state-chartered bank (“Republic Bank”), for which we act only as marketing agent and servicer for a fee from the lender, revenue constituting loan fees and interest (whether paid by the customer or the lender) is recognized ratably over the term of each loan, which is generally 14 days.

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

Earnings Per Share Disclosures

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, after adjusting for the dilutive effect of stock options. Restricted stock that has been granted and not forfeited is included in common shares outstanding for both calculations. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
	(in thousands)
Net income	$5,828	$3,718	$10,901	$6,725

Reconciliation of denominator:
Weighted average number of common shares outstanding - basic	13,465	10,428	13,414	10,364
Effect of dilutive stock options	508	452	496	371

Weighted average number of common shares outstanding – diluted	13,973	10,880	13,910	10,735

The following table presents the options to purchase shares of common stock which were not included in the computation of diluted earnings per share for the three and six months ended December 31, 2004 and 2003 because the exercise prices of those options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
	(in thousands)
Options not included in the computation of earnings per share	11	5	23	146

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

Stock Incentive Plans

At December 31, 2004, we sponsored one employee stock incentive plan and one non-employee director stock incentive plan, both of which permit the grant of stock options and restricted stock. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

The following table presents restricted stock granted and forfeited under both the employee stock incentive plan and the non-employee director stock incentive plan, along with the corresponding stock-based compensation cost reflected in our reported net income for the three and six months ended December 31, 2004 and 2003:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Number of shares of restricted stock granted:
Employee stock incentive plan	11,200	54,925	70,650	189,925
Non-employee stock incentive plan	10,500	—	10,500	—

	21,700	54,925	81,150	189,925

Number of shares of restricted stock forfeited:
Employee stock incentive plan	(3,226)	—	(3,714)	—
Non-employee stock incentive plan	—	—	—	—

	(3,226)	—	(3,714)	—

Stock-based compensation expense for restricted stock grants :
Employee stock incentive plan	$239,000	$152,000	$649,000	$241,000

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Non-employee director stock incentive plan	24,000	—	37,000	—

	$263,000	$152,000	$686,000	$241,000

     No other stock-based employee compensation is reflected in our reported net income, because all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     In December 2004, the Financial Accounting Standards Board issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The revised FASB Statement No. 123 requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period. The revised FASB Statement No 123 is effective for the first interim or annual period beginning after June 15, 2005 and we will begin recognizing option expense July 1, 2005.

     The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
	(in thousands, except per share amounts)

Net income, as reported	$5,828	$3,718	$10,901	$6,725

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock option awards, net of related tax effects	(133)	(63)	(712)	(626)

Deduct: Total stock-based non-employee director compensation expense determined under fair value based methods for all stock option awards, net of related tax effects	(46)	(40)	(70)	(40)

Pro forma net income	$5,649	$3,615	$10,119	$6,059

Earnings per share:
Basic – as reported	$0.43	$0.36	$0.81	$0.65

Basic – pro forma	$0.42	$0.35	$0.75	$0.58

Diluted – as reported	$0.42	$0.34	$0.78	$0.63

Diluted – pro forma	$0.40	$0.33	$0.73	$0.56

     The weighted average fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three and six months ended December 31, 2004 and 2003:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Expected volatility	45.8%	46.0%	45.8%	46.0%
Expected life (years)	4.2	5.4	4.2	5.4
Risk-free interest rate	3.6%	3.3%	3.6%	3.3%
Expected dividends	None	None	None	None

Outstanding employee options are generally exercisable annually in installments over a three- to four-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire ten years after the date of grant. Restricted stock is granted at fair market value and generally vests over a three- to five-year period from the date of grant. In November 2003, our shareholders approved an amendment to the employee stock incentive plan, the 1997 Stock Incentive Plan, to increase by 400,000 the number of shares of common stock that may be issued upon exercise of options or granted as restricted stock. As of December 31, 2004, 1,458,040 shares were reserved for restricted stock or stock option grants, 992,494 shares had been granted as restricted stock or were subject to outstanding stock option grants, and 465,546 shares were available.

     The weighted average fair value of each non-employee director option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during each of the three and six months ended December 31, 2004 and 2003:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Expected volatility	45.8%	46.0%	45.8%	46.0%
Expected life (years)	4.8	5.0	4.8	5.0
Risk-free interest rate	3.6%	3.3%	3.6%	3.3%
Expected dividends	None	None	None	None

Outstanding non-employee director options are generally exercisable annually in installments over a three-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire five years after the date of grant. Restricted stock is granted at fair market value and generally vests over a three-year period from the date of grant. As of December 31, 2004, 142,336 shares were reserved for stock or stock option grants, 115,086 shares had been granted as restricted stock or were subject to outstanding stock option grants, and 27,250 shares were available.

2. OPERATING SEGMENTS

Our reportable segments are strategic business units that differentiate between company-owned and franchised stores. Company-owned store revenue is generated from store customer-transaction processing and franchised store revenue is generated from the franchise fees charged for opening the store and on-going royalty fees.

Segment information for the three months ended December 31, 2004 and 2003 was as follows:

	Company-owned	Franchised	Other	Total
	(in thousands)
Three months ended December 31, 2004:
Revenue	$63,892	$855	$—	$64,747

Gross margin	21,417	855	—	22,272
Region, headquarters, franchise expenses	(10,871)	(321)	—	(11,192)
Other depreciation and amortization	(675)	(4)	—	(679)
Interest income (expense), net	—	—	(794)	(794)
Other income, net	—	—	106	106

Income (loss) before taxes	$9,871	$530	$(688)	9,713

Three months ended December 31, 2003:
Revenue	$58,412	$774	$—	$59,186

Gross margin	18,594	774	—	19,368
Region, headquarters, franchise expenses	(9,660)	(321)	—	(9,981)
Other depreciation and amortization	(1,021)	(1)	—	(1,022)

	Company-owned	Franchised	Other	Total
	(in thousands)
Interest income (expense), net	—	—	(2,233)	(2,233)
Other income, net	—	—	64	64

Income (loss) before taxes	$7,913	$452	$(2,169)	$6,196

Segment information for the six months ended December 31, 2004 and 2003 was as follows:

	Company-owned	Franchised	Other	Total
		(in thousands)
Six months ended December 31, 2004:
Revenue	$125,171	$1,602	$—	$126,773

Gross margin	40,764	1,602	—	42,366
Region, headquarters, franchise expenses	(20,771)	(588)	—	(21,359)
Other depreciation and amortization	(1,378)	(7)	—	(1,385)
Interest expense, net	—	—	(1,387)	(1,387)
Other expense, net	—	—	(66)	(66)

Income (loss) before taxes	$18,615	$1,007	$(1,453)	$18,169

Six months ended December 31, 2003:
Revenue	$113,516	$1,371	$—	$114,887

Gross margin	35,329	1,371	—	36,700
Region, headquarters, franchise expenses	(18,450)	(584)	—	(19,034)
Other depreciation and amortization	(2,034)	(5)	—	(2,039)
Interest expense, net	—	—	(4,468)	(4,468)
Other income, net	—	—	48	48

Income (loss) before taxes	$14,845	$782	$(4,420)	$11,207

Segment information as of December 31, 2004 and 2003 was as follows:

	Company-owned	Franchised	Total
	(in thousands, except for number of stores)
As of December 31, 2004:
Total assets	$299,589	$1,585	$301,174
Number of stores	1,085	216	1,301

As of December 31, 2003:
Total assets	$266,749	$1,063	$267,812
Number of stores	974	210	1,184

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

The associated underlying hedged liability has equaled or exceeded the notional amount for each of our interest-rate swaps throughout the existence of the interest-rate swaps, and we anticipate that it will continue to do so with respect to the swaps in effect as of December 31, 2004. The interest-rate swaps are based on the same index as their respective underlying debt. The interest-rate swaps to date have been highly effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated comprehensive loss into earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness during the three and six months ended December 31, 2004 or 2003. Our current interest rate swap agreement is effective until March 31, 2006.

The interest-rate swaps resulted in an increase of interest expense as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
	(in thousands)
Increase in interest expense	$44	$102	$181	$207

The average notional amounts (in millions) and the related average effective swap interest rates for the six months ended December 31, 2004 and 2003, and the actual effective swap interest rates on December 31, 2004 and 2003 are as follows:

	For the Six Months Ending		As of	For the Six Months Ending		As of
	December 31, 2004			December 31, 2003
		Average	Actual		Average	Actual
		Effective	Effective		Effective	Effective
	Average	Swap	Swap	Average	Swap	Swap
	Notional	Interest	Interest	Notional	Interest	Interest
Corresponding Debt	Amount	Rate	Rate	Amount	Rate	Rate
Revolving advance	$30	5.4%	5.215%	$60	4.715%	4.715%

The fair value of the interest-rate swaps increased by $152,000 and $30,000, net of tax, during the three and six months ended December 31, 2004, respectively, and the fair value of the interest-rate swaps increased by $188,000 and $432,000, net of tax, during the three and six months ended December 31, 2003, respectively. These changes have been recorded in accumulated comprehensive loss. The estimated net amount of existing loss expected to be reclassified into earnings during the next twelve months is $143,000.

Accumulated comprehensive loss balances related to the interest-rate swaps are as follows:

	Accumulated Other Comprehensive			Change in Accumulated Other
Corresponding Debt	Income (Loss) as of			Comprehensive Income (Loss) for the
	December 31,	September 30,	June 30,	Three Months Ended	Six Months Ended
	2004	2004	2004	December 31, 2004	December 31, 2004
	(in thousands)
Revolving advance	($140)	($292)	($170)	$152	$30

	Accumulated Other Comprehensive			Change in Accumulated Other
Corresponding Debt	Income (Loss) as of			Comprehensive Income (Loss) for the
	December 31,	September 30,	June 30,	Three Months Ended	Six Months Ended
	2003	2003	2003	December 31, 2003	December 31, 2003
			(in thousands)
Revolving advance	($593)	($734)	($925)	$141	$332
Term loan notes	8	(39)	(92)	47	100

	($585)	($773)	($1,017)	$188	$432

A summary of comprehensive income (loss) for the three and six months ended December 31, 2004 and 2003 is presented below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
		(in thousands)
Net income	$5,828	$3,718	$10,901	$6,725
Other comprehensive income (loss):
Unrealized gain on hedging instruments before tax expense	252	313	49	720
Tax expense	(100)	(125)	(19)	(288)

Unrealized gain on hedging instruments net of tax expense	152	188	30	432

Comprehensive income	$5,980	$3,906	$10,931	$7,157

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions

The following table provides information concerning the acquisitions made during the three and six months ended December 31, 2004:

	For the Three	For the Six
	Months Ended	Months Ended
	December 31, 2004	December 31, 2004
	(in thousands, except number of stores
	and number of transactions)
Number of stores acquired	17	40
Number of transactions	4	8
Amounts allocated to:
Goodwill	$2,872	$6,151
Covenants not to compete	170	400

Total intangibles costs	3,042	6,551
Property and equipment	275	614
Other assets	1	3

Total purchase price	$3,318	$7,168

Amortizable Intangible Assets

Covenants not to compete are as follows:

	December 31, 2004	June 30, 2004
	(in thousands)
Covenants not to compete, at cost	$2,651	$2,304
Less – accumulated amortization	(1,397)	(1,237)

	$1,254	$1,067

Each of the covenants not to compete is amortized over the applicable period of the contract. The weighted-average amortization period is 4.7 years.

Amortization expense related to the covenants not to compete for the three and six months ended December 31, 2004 was $109,000 and $213,000, respectively. Total estimated remaining amortization expense for succeeding fiscal years assuming current balances and no new acquisitions are as follows:

Estimated Remaining Amortization Expense
for Covenants Not to Compete
(in thousands)

For the Six
Months Ending
June 30,	For the Year Ending June 30,
2005	2006	2007	2008	2009	2010	2011
$ 180	$288	$223	$219	$210	$110	$24

Intangible Assets Not Subject to Amortization

Changes in the carrying value of goodwill for the six months ended December 31, 2004 are as follows:

Six Months Ended
December 31, 2004
(in thousands )
Balance, beginning of the period	$81,719
Goodwill from acquisitions	6,151

Balance, end of the period	$87,870

There were no impairment losses for the three or six months ended December 31, 2004 or 2003

5. SHORT-TERM LOANS

All of the short-term loan products or similar services, also known as payday loans, offered at our stores consist of either (1) short-term loans or deferred-deposit services made or entered into by us, (sometimes called “ACE Loans” in these notes), or (2) deferred-deposit loans or services, or Republic Loans, made or entered into by Republic Bank. As of December 31, 2004, we were offering ACE Loans in 595 of our owned stores, and Republic Bank was offering Republic Loans in 392 of our company-owned stores in Texas, Pennsylvania, and Arkansas. All of these loans and services, regardless of type, are made in accordance with state regulation; therefore, the terms of the loans and services vary from state to state.

In general, ACE Loans consist of providing a customer cash in exchange for the customer’s check or an Automated Clearinghouse (“ACH”) authorization to debit the customer’s bank account, along with an agreement to defer the presentment or deposit of that check or the initiation of that ACH debit on the customer’s account, as the case may be, until the deferred presentment date. The amount of the customer’s check or ACH authorization is the amount of the cash provided to the customer plus a fee to us. The term of the deferral of the check presentment or ACH debit is typically two to four weeks. During the quarter ended December 31, 2004, the average amount of cash provided to a customer in such a transaction was $278, and the average fee to us was $41.22. As of December 31, 2004 and June 30, 2004, the gross receivable for our ACE Loans was approximately $34.5 million and $27.7 million, respectively.

The Republic Loans are offered and made at our owned stores in accordance with a Marketing and Servicing Agreement dated as of October 21, 2002, as amended (the “Republic Bank Agreement”), which is scheduled to continue until January 1, 2006. The terms of the Republic Loans are generally similar to those of our ACE Loans, though Republic Bank has sole discretion regarding the terms of the Republic Loans. As of December 31, 2004, Republic Bank authorized loans up to $425 with a term of 14 days, and the interest charged by Republic Bank was $17.64 per $100 of loan value.

Under the Republic Bank Agreement, Republic Bank pays us an agency fee for our services in marketing and servicing the Republic Loans at the stores and in collecting outstanding Republic Loans. We do not acquire or own any participation interest in any of the Republic Loans, but our fees are subject to reduction by the losses from uncollected Republic Loans. The maximum potential future payments that we could be obligated to make under the Republic Bank Agreement are the total outstanding Republic Loans recorded on Republic Bank’s financial statements, which were $11.4 million as of December 31, 2004 and $9.4 million as of June 30, 2004.

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

Loans receivable, net, on the consolidated balance sheets as December 31, 2004 and June 30, 2004 were $21.5 million and $17.0 million, respectively, which includes receivables for our ACE Loans (but not regarding any Republic Loans, because we do not own any interest in those loans). The loan loss allowance of $13.0 million and $10.6 million as of December 31, 2004 and June 30, 2004, respectively, represented 37.6% and 38.3% of the gross loans receivable as of that date. Net loan charge-offs for the three and six months ended December 31, 2004, were $3.8 million and $7.5 million, respectively, and included the recovery of $0.9 million from the sale of previously charged-off ACE Loans. Net loan charge-offs for the three and six months ended December 31, 2003, were $3.3 million and $6.7 million, respectively.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,		Year Ended June 30,
	2004	2003	2004	2003	2004	2003
Company Operating and Statistical Data:
Company-owned stores in operation:
Beginning of period	1,055	968	1,026	968	968	1,003
Acquired	17	8	40	8	34	2
Opened	23	10	38	10	53	14
Sold	(3)	(4)	(3)	(4)	(5)	(23)
Closed	(7)	(8)	(16)	(8)	(24)	(28)

End of period	1,085	974	1,085	974	1,026	968
Franchised stores in operation:
Beginning of period	202	200	204	200	200	184
Opened	17	21	26	21	32	26
Acquired by ACE	(3)	(8)	(14)	(8)	(13)	(2)
Closed/Sold	—	(3)	—	(3)	(15)	(8)

End of period	216	210	216	210	204	200

Total store network	1,301	1,184	1,301	1,184	1,230	1,168

Percentage increase (decrease) in comparable store revenues from prior period: (1)
Total revenue	4.8%	2.5%	6.1%	1.1%	5.0%	1.9%
Check fees excluding tax check fees	(2.7%)	8.3%	(1.4%)	7.6%	5.2%	8.0%
Loan fees and interest	14.0%	(4.6%)	17.2%	(7.6%)	7.8%	(4.4%)

Cash Flow Data: (in thousands)
Purchases of property and equipment, net	$3,741	$1,130	$6,438	$1,909	$7,439	$4,721
Store acquisition costs:
Property and equipment	275	$105	$614	$120	511	50
Intangible assets	$3,042	$262	$6,551	$322	$6,403	$673

Check Cashing Data:
Face amount of checks cashed (in millions)	$1,201	$1,188	$2,348	$2,343	$5,103	$5,040
Face amount of average check	$358	$357	$358	$355	$388	$383
Average fee per check	$8.72	$8.65	$8.75	$8.56	$9.91	$9.65
Fees as a percentage of average check	2.44%	2.43%	2.44%	2.41%	2.55%	2.52%
Number of checks cashed (in thousands)	3,353	3,329	6,557	6,595	13,151	13,148

Check Collections Data:
Face amount of returned checks (in thousands)	$6,897	$5,202	$12,849	$10,555	$21,705	$24,087
Collections (in thousands)	5,291	3,356	9,332	6,712	13,947	16,935

Net write-offs (in thousands)	$1,606	$1,846	$3,517	$3,843	$7,758	$7,152

Collections as a percentage of returned checks	76.7%	64.5%	72.6%	63.6%	64.3%	70.3%
Net write-offs as a percentage of revenues	2.5%	3.1%	2.8%	3.3%	3.1%	3.1%
Net write-offs as a percentage of the face amount of checks cashed	0.13%	0.16%	0.15%	0.16%	0.15%	0.14%

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA, continued
(unaudited)
(in thousands, except averages and percents)

	Three Months Ended		Six Months Ended
	December 31,		December 31,		Year Ended June 30,
	2004	2003	2004	2003	2004	2003
Combined Short-Term Consumer Loans Operating Data:
Volume – new loans and refinances	$172,309	$140,696	$331,982	$267,607	$527,723	$484,026
Average advance	$292	$279	$288	$277	$278	$274
Average finance charge	$46.08	$43.87	$45.47	$43.71	$43.71	$44.55
Number of loan transactions – new loans and refinances	579	508	1,134	972	1,909	1,798
Matured loan volume	$163,457	$135,000	$318,022	$259,203	$516,741	$488,940
Loan fees and interest	$24,514	$20,389	$47,737	$38,844	$77,029	$70,806
Loan loss provision	$6,979	$6,880	$14,403	$13,366	$24,280	$22,293
Gross margin on loans	71.5%	66.3%	69.8%	65.6%	68.5%	68.5%
Loan loss provision as a percent of matured loan volume	4.3%	5.1%	4.5%	5.2%	4.7%	4.6%

Loans Processed for Republic Bank: (2)
Volume — new loans and refinances	$50,954	$44,088	$99,408	$84,587	$159,692	$63,897
Average advance	$321	$295	$318	$295	$296	$302
Average finance charge	$56.71	$52.00	$56.05	$51.98	$52.11	$53.35
Number of loan transactions – new loans and refinances	159	150	313	287	541	211
Matured loan volume	$49,206	$42,451	$96,505	$82,411	$157,018	$56,040
Loan fees and interest	$7,594	$6,638	$14,858	$12,797	$24,036	$9,037
Provision for loan losses payable to Republic Bank	$2,223	$2,329	$4,560	$4,274	$7,390	$2,932

ACE Loans Operating Data: (3)
Volume – new loans and refinances	$121,355	$96,608	$232,574	$183,020	$368,031	$420,129
Average advance	$278	$270	$274	$268	$269	$268
Average finance charge	$41.22	$39.51	$40.57	$39.26	$39.40	$42.71
Number of loan transactions – new loans and refinances	420	358	821	685	1,368	1,587
Matured loan volume	$114,251	$92,549	$221,517	$176,792	$359,723	$432,900
Loan fees and interest	$16,920	$13,751	$32,879	$26,047	$52,993	$61,769
Loan loss provision	$4,756	$4,551	$9,843	$9,092	$16,890	$19,361

ACE Loans Balance Sheet Data:
Gross loans receivable	$34,485	$27,828	$34,485	$27,828	$27,663	$21,734
Less: Allowance for losses	12,961	11,107	12,961	11,107	10,616	8,734

Loans receivable, net of allowance	$21,524	$16,721	$21,524	$16,721	$17,047	$13,000

Allowance for losses on loans receivable:
Beginning of period	$12,021	$9,887	$10,616	$8,734	$8,734	$12,213
Provision for loan losses	4,756	4,551	9,843	9,092	16,890	19,361
Charge-offs	(4,793)	(3,389)	(8,626)	(6,849)	(15,295)	(23,729)
Recoveries	977 (4)	58	1,128 (4)	130	287	889

End of period	$12,961	$11,107	$12,961	$11,107	$10,616	$8,734

Allowance as a percent of gross loans receivable	37.6%	39.9%	37.6%	39.9%	38.3%	40.2%

(1)	Calculated based on changes in revenue for all company-owned stores open in during the period and open for at least 13 months.

(2)	Operating data for ACE loans include short-term consumer loans made by Goleta National Bank at our company-owned stores until we discontinued offering Goleta loans on December 31, 2002.

(3)	Republic Bank loans are short-term consumer loans made by Republic Bank & Trust Company at our company-owned stores in Arkansas, Pennsylvania and Texas since January 1, 2003.

(4)	Includes the recovery of $0.9 million from the sale of previously charged-off ACE Loans referred to in Note 5 of Notes to Interim Consolidated Financial Statements on page 14.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     We are a leading retailer of financial services, including check cashing, short-term consumer loan and bill payment services. As of December 31, 2004, we had a total network of 1,301 stores in 37 states and the District of Columbia, consisting of 1,085 company-owned stores and 216 franchised stores. This makes us the largest owner, operator and franchisor of check cashing stores in the United States and one of the largest providers of short-term consumer loans, also known as payday loans. We focus on serving unbanked and underbanked consumers, many of whom seek alternatives to traditional banking relationships in order to gain convenient and immediate access to check cashing services and payday loans. We seek to develop and maintain the largest network of stores in each of the markets where we operate. Our growth strategy is to open new stores, franchise stores in new and existing markets, opportunistically acquire stores, increase our customer base and introduce new services into our store network.

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

     Revenue Recognition. Approximately 97% of our revenue results from transactions at the point-of-sale with our customers and approximately 59% of our revenue is effectively recognized when the transaction is completed at the point-of-sale. These transactions include check cashing, bill payment, money transfer, money order sales and other miscellaneous services grouped in “other fees.” We act in an agency capacity regarding some of the services offered and sold at our stores and therefore record as revenue the amounts received from customers less amounts remitted to the provider.

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

     Loan Loss Provision. We believe the most significant estimate made in the preparation of the accompanying consolidated financial statements relates to the determination of our allowance for loan losses. We maintain an allowance for loan losses and a payable to Republic Bank at levels we consider sufficient to cover the anticipated losses in the collection of our ACE Loan portfolio and our liability for Republic Loan losses. The allowance for loan losses and our payable to Republic Bank are determined based upon a review of historical and recent loan losses and the loan portfolio. Management periodically reviews the allowance for loan losses and payable to republic Bank, and any changes are reflected in current operations. Actual loan losses may be materially different from the recorded allowance for loan losses or recorded amount payable to Republic Bank.

Summary of Quarterly and Six Month Results

     Our fiscal 2005 second quarter total revenue was approximately $5.6 million, or 9.4%, higher than our fiscal 2004 second quarter total revenue. This increase resulted primarily from an approximate $4.1 million, or 20.2%, increase in loan-related revenue and an approximate $0.8 million, or 19.4%, increase in bill-payment (including debit card) revenue. Comparable store revenue increased 4.8% in the second quarter of fiscal 2005 from the second quarter of fiscal 2004. Our fiscal 2005 second quarter net income was approximately $5.8 million, with diluted earnings per share of $0.42, compared to our fiscal 2004 second quarter net income of approximately $3.7 million, with diluted earnings per share of $0.34.

     For the first six months of fiscal 2005, our total revenue was approximately $11.9 million, or 10.3%, higher than our total revenue for the first six months of fiscal 2004. Our net income for the first six months of fiscal 2005 was approximately $10.9 million, with diluted earnings per share of $0.78, compared to net income for the first six months of fiscal 2004 of approximately $6.7 million, with diluted earnings per share of $0.63.

Results of Operations

Quarter Comparison

Revenue Analysis

	Three Months Ended December 31,
	2004	2003	Increase (Decrease)		2004	2003
	(in thousands)			(percent)	(percentage of revenue)
Check cashing	$29,243	$28,802	$441	1.5%	45.2%	48.7%
Short-term consumer loans	24,514	20,389	4,125	20.2	37.9	34.4
Bill payments	4,925	4,126	799	19.4	7.6	7.0
Money transfers	2,883	2,749	134	4.9	4.4	4.6
Money orders	1,695	1,578	117	7.4	2.6	2.7
Franchising	855	774	81	10.5	1.3	1.3
Other services	632	768	(136)	(17.7)	1.0	1.3

Total revenue	$64,747	$59,186	$5,561	9.4%	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$59.7	$60.2

     Most of the growth in total revenue in the second quarter of fiscal 2005 from the second quarter of fiscal 2004 resulted from increases in short-term consumer loan fees and interest and bill-payment (including debit card) fees. Comparable store revenue increased by $2.7 million, or 4.8%.

     Check cashing fees in the second quarter of fiscal 2005 increased from the second quarter of the fiscal 2004 because of the increased number of company-owned stores. Check cashing fees, excluding tax check fees, increased 1.6% from the second quarter of fiscal 2004. Comparable store check cashing fees, excluding tax check fees, declined 2.7% compared to the same period last year as a result of a reduction in unemployment and Aid for Dependent Children checks, along with increased competition.

     Loan fees and interest for the second quarter of fiscal 2005 increased by $4.1 million, or 20.2%, from the second quarter of fiscal 2004 due to the 14.0% increase in comparable store loan fees and the increased number of store locations offering loan services. As of December 31, 2004, we offered loan services in 987 of our company-owned stores, compared to 862 company-owned stores as of December 31, 2003.

     Bill payment services revenue for the second quarter of fiscal 2005 increased from the second quarter of fiscal 2004 because of the growth in fees from sales of third-party prepaid debit cards and the addition of vendors for which payments are accepted. During the second quarter of fiscal 2005, we sold approximately 49,000 prepaid debit cards compared to 34,000 prepaid debit cards for the same period last year, a 46% increase. Customers loaded $82 million on these cards during the second quarter of fiscal 2005, compared to $59 million during the same period last year.

Six Month Comparison

Revenue Analysis

	Six Months Ended December 31,
	2004	2003	Increase (Decrease)		2004	2003
	(in thousands)			(percent)	(percentage of revenue)
Check cashing	$57,360	$56,463	$897	1.6%	45.2%	49.1%
Short-term consumer loans	47,737	38,844	8,893	22.9	37.7	33.8
Bill payments	9,634	7,965	1,669	21.0	7.6	6.9
Money transfers	5,708	5,505	203	3.7	4.5	4.8
Money orders	3,426	3,171	255	8.0	2.7	2.8
Franchising	1,602	1,371	231	16.8	1.3	1.2
Other services	1,306	1,568	(262)	(16.7)	1.0	1.4

Total revenue	$126,773	$114,887	$11,886	10.3%	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$118.6	$117.0

     Most of the growth in total revenue in the first six months of fiscal 2005 from the first six months of fiscal 2004 resulted from increases in short-term consumer loan fees and interest and bill-payment (including debit card) fees. Comparable store revenue increased by $6.5 million, or 6.1%.

     Check cashing fees in the first six months of fiscal 2005 increased from the first six months of the fiscal 2004 because of the increased number of company-owned stores. Check cashing fees, excluding tax check fees, increased 2.5 percent from the first six months of fiscal 2004. Comparable store check cashing fees, excluding tax check fees, declined 1.4% compared to the same period last year due to a reduction in unemployment and Aid for Dependent Children checks, along with increased competition.

     Loan fees and interest for the first six months of fiscal 2005 increased by $8.9 million, or 22.9%, from the first six months of fiscal 2004 due to the 17.2% increase in comparable store loan fees and the increased number of store locations offering loan services. As of December 31, 2004, we offered loan services in 987 of our company-owned stores, compared to 862 company-owned stores as of December 31, 2003.

     Bill payment services revenue for the first six months of fiscal 2005 increased from the first six months of fiscal 2004 because of the growth in fees from sales of third-party prepaid debit cards and the addition of vendors for which payments are accepted. During the first six months of fiscal 2005, we sold approximately 99,000 prepaid debit cards compared to 71,000 prepaid debit cards for the same period last year, a 39% increase. Customers loaded $159 million on these cards during the first six months of fiscal 2005, compared to $115 million during the same period last year.

Quarter Comparison

Store Expense Analysis

	Three Months Ended December 31,
	2004	2003	Increase (Decrease)		2004	2003
	(in thousands)			(percent)	(percentage of revenue)
Salaries and benefits	$15,767	$14,885	$882	5.9%	24.4%	25.1%
Occupancy	8,378	7,339	1,039	14.2	12.9	12.4
Provision for loan losses and doubtful accounts	6,994	6,911	83	1.2	10.8	11.7
Depreciation	1,771	1,737	34	2.0	2.7	2.9
Other:
Armored and security	2,142	1,814	328	18.1	3.3	3.1
Returns and cash shortages	1,796	2,232	(436)	(19.5)	2.8	3.8
Information services	707	772	(65)	(8.4)	1.1	1.3
Bank charges	1,507	1,319	188	14.3	2.3	2.2
Store supplies	1,347	963	384	39.9	2.1	1.6
Telecommunications	578	564	14	2.5	0.9	1.0
Advertising and marketing	731	597	134	22.4	1.1	1.0
Miscellaneous	757	685	72	10.5	1.2	1.2

Other	9,565	8,946	619	6.9	14.8	15.2

Total store expenses	$42,475	$39,818	$2,657	6.7%	65.6%	67.3%

Average per store expense	$39.7	$41.0
Average per store gross margin	$20.8	$19.9

     Total store expenses increased primarily as a result of the 111 additional stores in operation and growth in the loan business.

     Salaries and benefits, occupancy, armored and security, information services, store supplies and telecommunications expenses, combined, increased primarily as a result of the 11% increase in store count from the same period last year. Provision for loan losses increased due to growth in both the ACE Loan and Republic Loan business, partially offset by a 25 basis point decrease in the provision rate from the same period last year, as well as by a $1.2 million recovery from the sale of previously charged off loans, which consisted of approximately $0.9 million related to ACE Loans and $0.3 million related to Republic Loans. We have entered into a 12-month agreement to sell charged-off loans that requires the purchaser to employ collection methods consistent with ours and affords us various rights, including the ability to repurchase loans in certain circumstances. Depreciation expenses increased slightly as a result of the depreciation related to the additional stores in operation. Returned checks, net of collections, and cash shortages decreased due to the addition of collections personnel and continued focus on operational procedures and controls. Advertising and marketing expenses increased due to specific advertising and marketing programs introduced this fiscal year.

Six Month Comparison

Store Expense Analysis

	Three Months Ended December 31,
	2004	2003	Increase (Decrease)		2004	2003
	(in thousands)			(percent)	(percentage of revenue)
Salaries and benefits	$30,554	$29,140	$1,414	4.9%	24.1%	25.4%
Occupancy	16,560	14,588	1,972	13.5	13.1	12.7
Provision for loan losses and doubtful accounts	14,462	13,262	1,200	9.0	11.4	11.6
Depreciation	3,458	3,474	(16)	(0.5)	2.7	3.0
Other:
Armored and security	4,085	3,594	491	13.7	3.2	3.1
Returns and cash shortages	4,197	4,633	(436)	(9.4)	3.4	4.0

Store Expense Analysis

	Three Months Ended December 31,
	2004	2003	Increase (Decrease)		2004	2003
		(in thousands)		(percent)	(percentage of revenue)

Information services	1,572	1,524	48	3.1	1.2	1.3
Bank charges	2,778	2,582	196	7.6	2.2	2.3
Store supplies	2,592	1,847	745	40.3	2.0	1.6
Telecommunications	1,181	1,114	67	6.0	0.9	1.0
Advertising and marketing	1,409	940	469	49.9	1.1	0.8
Miscellaneous	1,559	1,489	70	4.7	1.3	1.3

Other	19,373	17,723	1,650	9.3%	15.3	15.4

Total store expenses	$84,407	$78,187	$6,220	10.1%	66.6%	68.1%

Average per store expense	$80.0	$80.6
Average per store gross margin	$40.1	$37.8

     Total store expenses increased primarily as a result of the 111 additional stores in operation and growth in the loan business.

     Salaries and benefits, occupancy, armored and security, information services, store supplies and telecommunications expenses, combined, increased primarily as a result of the 11% increase in store count from the same period last year. Provision for loan losses increased due to growth in both the ACE Loan and Republic Loan business, partially offset by a 25 basis point decrease in the provision rate from the same period last year, as well as by a $1.2 million recovery from the sale of previously charged off loans, which consisted of approximately $0.9 million related to ACE Loans and $0.3 million related to Republic Loans. We have entered into a 12-month agreement to sell charged-off loans that requires the purchaser to employ collection methods consistent with ours and affords us various rights, including the ability to repurchase loans in certain circumstances. Depreciation expenses decreased slightly as a result of the prior year write-off and subsequent upgrade of store signage. Returned checks, net of collections, and cash shortages declined due to the addition of collections personnel and continued focus on operational procedures and controls. Advertising and marketing expenses increased due to specific advertising and marketing programs introduced this fiscal year.

Quarter Comparison

Other Expenses Analysis

	Three Months Ended December 31,
	2004	2003	Increase (Decrease)		2004	2003
		(in thousands)		(percent)	(percentage of revenue)

Region expenses	$5,806	$4,837	$969	20.0%	9.0%	8.2%
Headquarters expenses	5,065	4,823	242	5.0	7.8	8.1
Franchise expenses	321	321	—	—	0.5	0.5
Other depreciation and amortization	679	1,022	(343)	(33.6)	1.0	1.7
Interest expense, net	794	2,233	(1,439)	(64.4)	1.2	3.8
Other income, net	(106)	(64)	(42)	(65.6)	(0.2)	(0.1)
Income taxes	3,885	2,478	1,407	56.8	6.0	4.2

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

     Franchise Expenses. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in our ACE Franchise Group. Franchise expenses remained unchanged from the second quarter last year.

     Other Depreciation and Amortization. Other depreciation and amortization decreased due to the lower level of debt financing costs under our current bank credit agreement.

     Interest Expense, Net. Interest expense, net, decreased because of the repayment of the term loan during the fourth quarter of fiscal 2004 and lower average revolving advance balances.

     Other Income, Net. Other income increased due to the gain on the sale of three stores, which was partially offset by normal store closing expenses.

     Income Taxes. A total of $3.9 million was provided for income taxes, an increase of $1.4 million from $2.5 million in the second quarter of fiscal 2004. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes. The effective income tax rate for the second quarter of fiscal 2005 of 40% remained unchanged from the second quarter last year.

Six Month Comparison

Other Expenses Analysis

	Three Months Ended December 31,
	2004	2003	Increase (Decrease)		2004	2003
		(in thousands)		(percent)	(percentage of revenue)

Region expenses	$11,025	$9,314	$1,711	18.4%	8.7%	8.1%
Headquarters expenses	9,746	9,136	610	6.7	7.7	8.0
Franchise expenses	588	584	4	0.7	0.5	0.5
Other depreciation and amortization	1,385	2,039	(654)	(32.1)	1.1	1.8
Interest expense, net	1,387	4,468	(3,081)	(69.0)	1.1	3.9
Other (income) expenses, net	66	(48)	114	237.5	0.1	0.0
Income taxes	7,268	4,482	2,786	62.2	5.7	3.9

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

     Franchise Expenses. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in our ACE Franchise Group. Franchise expenses remained unchanged from the first six months of last year.

     Other Depreciation and Amortization. Other depreciation and amortization decreased due to the lower level of debt financing costs under our current bank credit agreement.

     Interest Expense, Net. Interest expense, net, decreased because of the repayment of the term loan during the fourth quarter of fiscal 2004 and lower average revolving advance balances.

     Other (Income) Expenses, Net. The change in other (income) expenses, net was due to a combination of more store closings during the first six months of fiscal 2005 compared to the prior year payment received for the early termination of a store lease.

     Income Taxes. A total of $7.3 million was provided for income taxes, an increase of $2.8 million from $4.5 million in the first six months of fiscal 2004. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes. The effective income tax rate for the first six months of fiscal 2005 of 40% remained unchanged from the first six months of last year.

Balance Sheet Variations

     Cash and cash equivalents, money orders payable and revolving advances vary because of seasonal and day-to-day requirements resulting primarily from maintaining cash for cashing checks and making small consumer loans, and the receipt and remittance of cash from the sale of money orders, wire transfers and bill payments. For the six months ended December 31, 2004, cash and cash equivalents decreased $12.0 million, compared to an increase of $8.0 million for the six months ended December 31, 2003.

     Accounts receivable, net, of $5.1 million as of December 31, 2004 decreased $0.5 million from June 30, 2004.

     Loans receivable, net, of $21.5 million as of December 31, 2004 increased $4.5 million from June 30, 2004 due to the increased volume of ACE Loans. Loans receivable, net, does not include any of the Republic Loans available through our company-owned stores in Arkansas, Pennsylvania and Texas, because we serve only as marketing and servicing agent for Republic Bank regarding those Republic Loans and do not acquire or own any participation interest in any of those loans. Our agreement with Republic Bank provides for us to receive agency fees from Republic Bank, though such fees are subject to reduction or offset by the losses from uncollected Republic Loans.

     Prepaid expenses, inventories and other current assets of $11.8 million as of December 31, 2004 increased $1.1 million from June 30, 2004 due primarily to increases in prepaid insurance expenses.

     Property and equipment, net, at December 31, 2004 increased $1.9 million from June 30, 2004 as a result of fixed asset additions of $7.1 million (including $0.2 million for capitalized software development), offset by depreciation expense of $4.1 million and fixed asset retirements of $1.0 million. Goodwill, net, at December 31, 2004 increased $6.2 million from June 30, 2004 as a result of the 40 stores acquired during the six months ended December 31, 2004. During the six months ended December 31, 2004, we opened 38 newly constructed stores, acquired 40 stores, and closed or sold 19 company-owned stores.

     Other assets at December 31, 2004 increased by $2.2 million as a result of an increase in deferred financing costs related to the July 30, 2004 amendment to our bank credit agreement.

     Revolving advances at December 31, 2004 increased by $10.3 million from June 30, 2004 due to the additional cash required in the stores on Friday, December 31, 2004.

     Accounts payable, accrued liabilities and other current liabilities at December 31, 2004 increased $1.8 million from June 30, 2004, primarily because of the higher volume due to the quarter ending on a Friday.

     Money orders payable at December 31, 2004 increased by $2.6 million from June 30, 2004 primarily because of the higher volume due to the quarter ending on a Friday.

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

     An analysis of the loan loss allowance with reference to our gross loans receivable (which does not include any Republic Loans) is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
		(in thousands)
Gross loans receivable	$34,485	$27,828	$34,485	$27,828
Less: Allowance for losses on loans receivable	12,961	11,107	12,961	11,107

Loans receivable, net of allowance	$21,524	$16,721	$21,524	$16,721

Allowance for losses on loans receivable:
Beginning of period	$12,021	$9,887	$10,616	$8,734
Provision for loan losses	4,756	4,551	9,843	9,092
Charge-offs	(4,793)	(3,389)	(8,626)	(6,849)
Recoveries	977	58	1,128	130

End of period	$12,961	$11,107	$12,961	$11,107

Net loan charge-offs as a percent of volume	3.1%	3.4%	3.2%	3.7%
Allowance as a percent of gross loans receivable	37.6%	39.9%	37.6%	39.9%

     The schedule below indicates the progression of receipts or collections of each “quarterly portfolio” of loans, consisting of our ACE Loans. In this case, a “quarterly portfolio” is our interests in all of the ACE Loans that matured in a particular fiscal quarter. We can track the payment rates at different points of time for each quarterly portfolio.

     Beginning July 1, 2004, we established the following targets regarding each quarterly portfolio for fiscal 2005:

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

Collection Progression for Quarterly Loan Portfolios

	Collection Percentage
		Actual
Days Following Quarter	Target	Fiscal 2005	Fiscal 2004	Fiscal 2003
	First Quarter
30	91.5%	93.0%	92.8%	92.4%
90	93.2%	94.6%	94.9%	94.7%
180	94.8%		95.1%	95.1%

Collection Progression for Quarterly Loan Portfolio

	Collection Percentage
		Actual
Days Following Quarter	Target	Fiscal 2005	Fiscal 2004	Fiscal 2003
	Second Quarter
30	91.5%	93.5%	93.9%	93.1%
90	93.2%		95.6%	95.9%
180	94.8%		95.8%	96.1%

	Third Quarter
30	93.0%		94.7%	93.5%
90	94.8%		96.0%	95.9%
180	95.7%		96.1%	96.1%

	Fourth Quarter
30	91.5%		93.2%	93.4%
90	93.2%		94.7%	95.4%
180	94.8%		95.1%	95.6%

Off-Balance Sheet Arrangement with Republic Bank

     We are party to a marketing and servicing agreement with Republic Bank. Under this agreement, we provide various services to Republic Bank in connection with our marketing and servicing of Republic Loans in exchange for which we are paid fees by Republic Bank. We also earn additional fees if Republic Bank’s quarterly loan loss rate for these Republic Loans is below specified levels. As of December 31, 2004, Republic Bank was offering Republic Loans in 392 of our company-owned stores in Arkansas, Pennsylvania and Texas. Approximately $14.9 million, or 11.7% of our total revenues in the six months ended December 31, 2004 were fees paid to us by Republic Bank.

     Although we market and service these Republic Loans, Republic Bank is responsible for reviewing each loan application and determining whether such application is approved for a loan. We are not involved in the loan approval process, including with respect to determining the loan approval procedures or criteria, nor do we acquire or own any participation interest in these loans. Consequently, Republic Loans are not included in our loan portfolio or in our loans receivable and are not reflected on our balance sheet. Under our agreement, however, we are obligated to reimburse Republic Bank by paying it an amount equal to the net amount charged off by Republic Bank, less Republic Bank’s established reserves. Therefore, we could be obligated to pay Republic Bank for loan losses in an amount up to the total outstanding amount of Republic Loans recorded on Republic Bank’s financial statements, which was $11.4 million as of December 31, 2004.

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

     For the six months ended December 31, 2004, we provided approximately $4.6 million for losses on Republic Loans and charged-off $3.6 million related to these loans. The balance of the liability for Republic Loan losses reported in accrued liabilities as of December 31, 2004 was $4.7 million.

Liquidity and Capital Resources

Cash Flows from Operating Activities

     During the six months ended December 31, 2004 and 2003, net cash provided by operating activities was $11.1 million and $1.2 million, respectively. The increase in cash flows from operating activities resulted from increased net income, timing of remittances to product or service providers, such as Republic Bank, MoneyGram Payment Systems, Inc., and Travelers Express Company Inc., offset by growth in loans receivable.

Cash Flows from Investing Activities

     During the six months ended December 31, 2004 and 2003, net cash used by investing activities was $13.6 million and $2.4 million, respectively. We used $7.1 million and $2.0 million during the six months ended December 31, 2004 and 2003, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Expenditures related to store acquisitions were $7.2 million and $0.4 million for the six months ended December 31, 2004 and 2003, respectively.

Cash Flows from Financing Activities

     Net cash provided by financing activities for the six months ended December 31, 2004 and 2003 was $14.5 million and $9.1 million, respectively. During the six months ended December 31, 2004, we borrowed an additional $10.3 million to support the cash requirements in the stores resulting from the fact that the quarter ended on a Friday, which is a high-volume day. Money orders payable increased by $2.6 million from June 30, 2004, again, because of the quarter-end timing. We received $1.6 million from the exercise of stock options for the six months ended December 31, 2004.

Certain Contractual Cash Commitments

     The table below summarizes our cash obligations for certain leases and acquisition notes payable outstanding as of December 31, 2004:

		Payments Due by June 30,
					2008 and
	Total	2005	2006	2007	thereafter
			(in thousands)
Operating leases	$50,632	$11,142	$17,461	$11,915	$10,113
Acquisition notes payable	72	—	34	38	—

Total	$50,704	$11,142	$17,495	$11,953	$10,113

     As part of our growth strategy, we intend to open new stores in existing and new markets. During the first six months of fiscal 2005, we opened 35 new company-owned stores, and we anticipate opening an additional 25 company-owned stores by the end of fiscal 2005, resulting in an anticipated net gain of approximately 40 to 45 company-owned stores in fiscal 2005 after store dispositions and closings exclusive of acquisitions. During the first six months of fiscal 2005, we opened three new ACE Cash Advance stores, with a goal of opening 20 to 25 new ACE Cash Advance stores during fiscal 2005.

     The capital cost of opening a new store varies depending on the size and type of store, but is typically in the range of $65,000 to $75,000. This capital cost includes leasehold improvements, signage, computer equipment and security systems. MoneyGram Payment Systems, Inc. pays us a cash incentive for each new location opened, which is accounted for as deferred revenue that is recognized over the remaining life of the MoneyGram Agreement. In addition, the typical ACE Cash Express company-owned store requires working capital of $80,000 to $100,000 to fund operating cash and the store’s loan portfolio once the store matures.

     Our total capital expenditures, excluding acquisitions, are anticipated to be approximately $15.0 million during our fiscal year ending June 30, 2005, in connection with the opening of approximately 60 new company-owned stores, the opening of 20 to 25 ACE Cash Advance stores, the relocation or remodeling of certain existing stores, maintenance, and ongoing upgrades of our information system. The actual amount of capital expenditures will depend in part on the number of new stores opened, the number of stores acquired, and the number of existing stores that are relocated or remodeled. We believe that our existing resources, anticipated cash flows from operations, and credit facilities will be sufficient to finance our anticipated capital expenditures and operational requirements during fiscal 2005. The approximately 60 new ACE Cash Express company-owned stores and the 20 to 25 new ACE Cash Advance stores, including the 38 stores already opened, and after closings and dispositions, will require approximately $4.0 million of working capital to fund operating cash and additions to our loan portfolio.

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

     We have selected the third alternative described above as the annual interest rate for our current borrowings, and as of the end of December 2004, that interest rate was calculated using LIBOR plus 2.25%. Upon an event of default under the amended credit agreement, the applicable annual interest rate is increased by three hundred basis points.

     Interest on the outstanding principal amount borrowed under the amended credit agreement is payable monthly. The outstanding principal amount borrowed and all interest accrued under the primary revolving line-of-credit facility is payable on June 30, 2008. The outstanding principal amount and all interest accrued under the seasonal revolving line-of-credit facility is payable on March 15 of each year. At the end of each fiscal quarter, beginning December 31, 2004, we must pay the lenders a commitment fee equal to 0.5% per annum of the average daily unused portion of the credit available under the amended credit agreement (which is the unused portion of the $140 million throughout the year and the unused portion of the $60 million seasonal facility from December 15 through March 15 each year). We must also pay Wells Fargo Bank an annual agency fee of $60,000 in advance on each July 30. We paid $1.2 million in arrangement fees and up-front fees relating to the amended credit agreement. We may (a) at any time reduce, in whole or in part (in $5 million increments), the available amount of the credit facilities provided in the amended credit agreement and (b) subject to certain conditions, prepay, in whole or in part, the revolving credit facilities provided by the amended credit agreement without penalty or premium.

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

Self-Service Machine Funding Arrangements

We are placing approximately 130 of our self-service check-cashing machines in certain retail offices of H&R Block Tax Services, Inc. during the 2005 tax season. In accordance with our existing multi-year license agreement with H&R Block, the self-service machines will be available to cash only tax refund checks and tax refund anticipation loan checks of H&R Block customers.

For the 2005 tax season, the we are obtaining a maximum of $190 million of cash or currency for the self-service machines placed in the H&R Block retail offices through an arrangement originally entered into on January 7, 2003 and amended on December 22, 2003 and December 15, 2004, with Ace Funding LLC, our wholly owned subsidiary, as borrower, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, a German bank, as arranger and liquidity agent, and Autobahn Funding Company LLC, as lender.

In accordance with the second amendment to the existing agreement among us, Ace Funding, DZ Bank, and Autobahn Funding, up to $190 million revolving line-of-credit facility is being made available to Ace Funding to provide the cash or currency to the self-service machines in H&R Block retail offices during the 2005 tax season. For financial reporting purposes, Ace Funding is our consolidated subsidiary and all borrowings by Ace Funding under this arrangement, all amounts paid by Ace Funding under this arrangement, and all check-cashing fees received by us from the self-service machines subject to this arrangement will be reflected in our consolidated financial statements.

Swap Agreements

     To reduce our risk of greater interest expense because of interest-rate fluctuations, we enter into interest-rate swap agreements from time to time, which effectively convert a portion of our floating-rate interest obligations to fixed-rate interest obligations.

     On April 23, 2003, we entered into an interest-rate swap agreement with JP Morgan Chase Bank, regarding a notional amount of $60 million, associated with the revolving advance facility under our bank credit agreement, to be effective until March 31, 2006. On May 31, 2004, the notional amount was reduced from $60 million to $30 million and increased to $45 million on January 1, 2005. The fixed rate effective on December 31, 2004, prior to adding the applicable margin, was 2.965%, and including the applicable margin was 5.215%.

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

Stock Repurchase Program

     In fiscal 2000, our board of directors authorized the repurchase from time to time of up to approximately $5 million of our common stock in the open market or in negotiated transactions. During fiscal 2000 and 2001, we repurchased 211,400 shares at an average price of $12.81 per share. Since then, no shares have been repurchased. This stock repurchase program will remain in effect, however, until discontinued by our board of directors.

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

     Our business requires significant amounts of cash for services and inventory. Much of that cash is obtained through borrowing. Therefore, we have, and we expect to have, a significant amount of outstanding debt and may incur additional debt in the future as we seek to expand our business. As of December 31, 2004, our short-term debt was $70.3 million, and we had no material long-term debt.

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

     Our significant amount of debt could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations to the holders of our outstanding debt;

•	make us vulnerable to interest rate increases, because a significant portion of our borrowings is, and will continue to be, at variable rates of interest;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt obligations, which will reduce our funds available for working capital, capital expenditures and other general corporate expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have proportionately less debt;

•	restrict our operational flexibility, because of restrictive covenants that will limit our ability to make bacquisitions, explore certain business opportunities, dispose of assets and take other actions; and

•	limit our ability to borrow additional funds in the future, if we need them, due to applicable financial and restrictive covenants in our debt agreements.

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

     We maintain an allowance for loan losses at levels to cover the anticipated losses in the collection of our ACE Loan portfolio. We determine our allowance for loan losses based upon a review of historical loan losses and the loan portfolio. Our allowance for loan losses is periodically reviewed by our management. For the six months ended December 31, 2004, our loan loss provision was $9.8 million, and we charged-off $7.5 million related to our loans. Our loan loss provision, however, is an estimate, and if actual loan losses are materially greater than our loan loss provision, our financial condition could be materially adversely affected.

     With respect to the Republic Loans, we are obligated to reimburse Republic Bank for loan losses on a monthly basis. As a result, we could be potentially obligated to pay Republic Bank for loan losses in an amount up to the total outstanding amount of Republic Loans recorded on Republic Bank’s financial statements, which was $11.4 million as of December 31, 2004. This amount is not included on our balance sheet. For the six months ended December 31, 2004, we provided a payable of approximately $4.6 million for losses on Republic Loans and charged-off $3.6 million related to Republic Loans. The balance of the liability for Republic Loan losses reported in accrued liabilities as of December 31, 2004 was $0.2 million. The payable to Republic Bank is, however, an estimate. If actual Republic Loan losses are materially greater than our recorded amount payable to Republic Bank, our financial condition could be materially adversely affected.

A significant portion of our consumer lending business is derived from our relationship with Republic Bank, and a loss of that relationship could adversely affect our liquidity and profits.

     Under our marketing and servicing agreement with Republic Bank, we provide various services to the bank in connection with our marketing and servicing of Republic Loans in exchange for which we are compensated by Republic Bank through payment of fees. As of December 31, 2004, Republic Bank was offering its Republic Loans in 392 of our company-owned stores in Arkansas, Pennsylvania and Texas. Approximately 11.7% of our total revenues in the six months ended December 31, 2004 were derived from fees paid to us by Republic Bank.

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

     We are a party to a money order agreement with Travelers Express under which we exclusively sell Travelers Express money orders that bear our logo. Under this agreement, we are obligated to make prompt remittances of money order proceeds. We are also an agent for the receipt and transmission of wire transfers of money through the MoneyGram network in accordance with an agreement with Travelers Express and MoneyGram Payment Systems, Inc., an affiliate of Travelers Express. Approximately 7.2% and 7.1% of our total revenues for the six months ended December 31, 2004 and for the fiscal year ended June 30, 2004, respectively, were derived from these agreements.

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

     As of December 31, 2004, our principal shareholders, directors and executive officers, and entities affiliated with them, owned approximately 15% of the outstanding shares of our common stock. As a result, these shareholders, if acting together, are able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium of their common stock as a party of a sale of our company and might ultimately affect the market price of our common stock.

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

The fair value of our existing interest-rate swaps was a liability of ($233,000) as of December 31, 2004. The associated underlying debt has equaled or exceeded the notional amount for each swap throughout the existence of the swap, and we anticipate that it will continue to do so. Each existing swap is based on the same index as, and repriced on a consistent basis with its corresponding underlying debt.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on November 15, 2004. At this meeting, the Company’s shareholders elected nine directors of the Company to serve until the next annual meeting or until their successors are elected and qualified. The table below shows the votes cast in favor of the election of the nine directors and the votes withheld against their election. There were no abstentions or broker non-votes.

Director	Votes For	Votes Withheld
Raymond C. Hemmig	10,268,208	2,506,224
Robert P. Allyn	12,620,740	153,692
J. M. Haggar, III	12,620,740	153,692
Donald H. Neustadt	10,373,508	2,400,924
Marshall B. Payne	12,309,268	465,164
Michael S. Rawlings	12,604,540	169,892
Edward W. Rose III	12,275,011	499,421
Jay B. Shipowitz	10,373,508	2,400,924
Charles Daniel Yost	12,309,268	465,164

At this meeting, the Company’s shareholders also approved a proposal to amend the Company’s Restated Articles of Incorporation to increase the total number of shares of Common Stock, $0.01 par value per share, that the Company has authority to issue from 20 million shares to 50 million shares. An aggregate 10,633,803 shares were voted for the proposal, 2,129,542 shares were voted against the proposal, and 11,087 shares abstained.

There were no other matters submitted to a vote of the Company’s shareholders at this meeting.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
10.1	Second Amendment to the Marketing and Servicing Agreement dated as of September 30, 2003 between Republic Bank & Trust Company and Ace Cash Express, Inc.

10.2	Second Amendment dated as of December 15, 2004, among Ace Funding LLC, ACE Cash Express, Inc., the Company, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, together with the Schedules thereto.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	An application for confidential treatment for portions of this exhibit has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 7, 2005	ACE CASH EXPRESS, INC.

	By:	/s/ WILLIAM S. MCCALMONT

William S. McCalmont Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
10.1	Second Amendment to the Marketing and Servicing Agreement dated as of September 30, 2003 between Republic Bank & Trust Company and Ace Cash Express, Inc.

10.2	Second Amendment dated as of December 15, 2004, among Ace Funding LLC, ACE Cash Express, Inc., Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, together with the Schedules thereto. **

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	An application for confidential treatment for portions of this exhibit has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.