Form 10-Q
period 2005-03-31
ACE CASH EXPRESS INC/TX
filed 2005-05-09
CIK 849116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2005

Common Stock, $.01 par value	13,676,521 shares

ACE CASH EXPRESS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

ACE CASH EXPRESS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	June 30,
	2005	2004(1)
	(unaudited)	(restated)
ASSETS
Current Assets
Cash and cash equivalents	$126,525	$123,041
Accounts receivable, net	4,068	5,555
Loans receivable, net	16,504	17,047
Prepaid expenses, inventories and other current assets	9,840	10,658

Total Current Assets	156,937	156,301

Noncurrent Assets
Property and equipment, net	31,577	27,336
Covenants not to compete, net	1,804	1,067
Goodwill, net	98,685	81,719
Other assets	5,554	3,839

Total Assets	$294,557	$270,262

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Revolving advances	$51,000	$60,000
Accounts payable, accrued liabilities and other current liabilities	39,193	32,711
Money orders payable	5,193	4,495

Total Current Liabilities	95,386	97,206

Noncurrent Liabilities
Deferred income tax	2,432	3,134
Deferred revenue	3,948	3,969
Other liabilities	4,311	3,351

Total Liabilities	106,077	107,660

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 13,882,921 and 13,518,737 shares issued and 13,671,521 and 13,307,337 shares outstanding, respectively	137	133
Additional paid-in capital	102,144	95,941
Retained earnings	92,237	71,468
Accumulated comprehensive income (loss)	4	(170)
Treasury stock, at cost, 211,400 shares	(2,707)	(2,707)
Unearned compensation – restricted stock	(3,335)	(2,063)

Total Shareholders’ Equity	188,480	162,602

Total Liabilities and Shareholders’ Equity	$294,557	$270,262

(1)	The June 30, 2004 property and equipment, net, deferred income tax, other liabilities and retained earnings balances have been adjusted to reflect the previously announced corrections to ACE’s lease accounting practices.

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues	$78,464	$73,674	$205,237	$188,561

Store expenses:
Salaries and benefits	17,593	16,731	48,147	45,871
Occupancy	9,179	8,174	25,739	22,762
Provision for loan losses and doubtful accounts	6,293	5,411	20,755	18,673
Depreciation	2,744	1,741	6,202	5,215
Other	10,542	11,809	29,915	29,532

Total store expenses	46,351	43,866	130,758	122,053

Gross margin	32,113	29,808	74,479	66,508

Region expenses	6,110	4,942	17,135	14,256
Headquarters expenses	5,295	5,818	15,041	14,954
Franchise expenses	321	315	909	899
Other depreciation and amortization	857	1,027	2,242	3,066
Interest expense, net	2,828	4,362	4,215	8,830
Other (income) expense, net	256	(279)	322	(327)

Income before income taxes	16,446	13,623	34,615	24,830
Provision for income taxes	6,578	5,449	13,846	9,931

Net income	$9,868	$8,174	$20,769	$14,899

Earnings per share:
Basic	$0.72	$0.77	$1.54	$1.42
Diluted	0.71	0.72	1.49	1.36

Weighted average number of common shares outstanding:
Basic	13,620	10,650	13,485	10,462
Diluted	13,952	11,327	13,924	10,932

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$20,769	$14,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,444	8,281
Provision for loan losses	20,651	18,764
Provision for doubtful accounts	113	(75)
Loss on disposal of property and equipment	1,262	593
Deferred revenue	(2,140)	(1,528)
Compensation on restricted stock grants	937	402
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,374	3,232
Loans receivable	(13,463)	(13,221)
Prepaid expenses, inventories and other current assets	709	1,439
Other assets	(2,274)	(286)
Accounts payable, accrued liabilities and other liabilities	2,035	5,626
Money orders payable	698	(2,022)

Net cash provided by operating activities	39,115	36,104

Cash flows from investing activities:
Purchases of property and equipment, net	(10,802)	(4,090)
Total store acquisition purchase price, net of cash received	(19,363)	(322)

Net cash used by investing activities	(30,165)	(4,412)

Cash flows from financing activities:
Net increase in revolving advances	(9,000)	(15,900)
Net repayments of term advances	—	(7,877)
Net increase (repayments) of notes payable	238	(92)
Proceeds from stock options exercised and restricted stock granted	3,296	4,699

Net cash used in financing activities	(5,466)	(19,170)

Net increase in cash and cash equivalents	3,484	1,270
Cash and cash equivalents, beginning of period	123,041	108,110

Cash and cash equivalents, end of period	$126,525	$109,380

Supplemental disclosures of cash flows information:
Interest paid	$3,508	$7,515
Income taxes paid	8,179	4,290

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed interim consolidated financial statements of Ace Cash Express, Inc. (the “Company” or “ACE” or “we” or “us”) and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim consolidated financial statements should be read in conjunction with our audited financial statements in our Annual Report on Form 10-K for the year ended June 30, 2004 filed with the Securities and Exchange Commission. In the opinion of our management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

Certain prior period balances have been reclassified to conform to the current period’s presentation.

Revenue Recognition Policy

Approximately 97% of our revenue results from transactions at the point-of-sale with our customers, and approximately 63% of our revenue is effectively recognized when the transaction is completed at the point-of-sale. These transactions include check cashing, bill payment (including prepaid debit cards), money transfer, money order sales and other miscellaneous products and services grouped in “other fees.” The full amount of the check fee is recognized as revenue at the time of the transaction with no allowance for anticipated returned checks. Incremental usage fees from prepaid debit card activity is recognized monthly. We act in an agency capacity regarding bill payment services, money transfers, and money orders offered and sold at our stores. We record the net amount retained as revenue because the supplier is the primary obligor in the arrangement, the amount we earn per transaction is fixed, and the supplier has the ultimate credit risk.

For short-term consumer loans that we make, and for the loans or services (“Republic Loans”) made or entered into by Republic Bank & Trust Company, a Kentucky state-chartered bank (“Republic Bank”), for which we act only as marketing agent and servicer for a fee from Republic Bank, revenue constituting loan fees and interest (whether paid by the customer or Republic Bank) is recognized ratably over the term of each loan, which is generally 14 days.

We recognize contractual revenue guarantees from product or service providers in accordance with the terms of the contracts under which they are paid. We amortize any bonus or incentive payments from product or service providers over the term or duration of the contracts under which they are made. Revenues from guarantees, bonuses and incentives are recorded in their respective revenue product line.

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

Returned Checks

We charge other store expenses for losses on returned checks (which include the check fee amount) in the period during which such checks are returned. We credit recoveries on returned checks in the period the recovery is received.

New Store Accounting

Start-up costs for new stores such as training, supplies and travel are expensed as incurred. Costs of acquiring and constructing long-lived assets and their installation costs are capitalized and depreciated over the shorter of the useful life or lease term.

Store Acquisition Accounting

We account for all store acquisitions using the purchase method of accounting. This method requires the allocation of the purchase price to individual tangible assets acquired, intangible assets acquired arising from contractual or legal rights, and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the cost of acquired assets over the net amounts assigned to assets acquired and liabilities assumed is recognized as goodwill. Any costs, including “out-of-pocket” or incremental costs directly related to the acquisition, such as fees paid to outside consultants for accounting, legal, or engineering investigations or for appraisals, are included in the cost of the acquired assets.

Gain or Loss on Store Closure

We close stores in the normal course of business based on store performance, lease termination or unfavorable lease extension terms. For closed stores, we record a loss in other expense for the write-off of any remaining book value of fixed assets not transferred to other locations and any related closing costs. For stores sold to third parties, a gain or loss is recorded based on the amount received less the write-off of any remaining book value of fixed assets not sold or transferred to other locations and any related closing costs.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)
Net income	$9,868	$8,174	$20,769	$14,899

Reconciliation of denominator:
Weighted average number of common shares outstanding - basic	13,620	10,650	13,485	10,462
Effect of dilutive stock options	332	677	439	470

Weighted average number of common shares outstanding – diluted	13,952	11,327	13,924	10,932

The following table presents the options to purchase shares of common stock which were not included in the computation of diluted earnings per share for the three and nine months ended March 31, 2005 and 2004 because the exercise prices of those options were greater than the average market price of the common stock, therefore, the effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)
Options not included in the computation of earnings per share	85	—	85	—

Fair Value of Financial Instruments

The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for accounts receivable, loans receivable, revolving advances, accounts payables, accrued liabilities and other liabilities, and money orders payable all approximate fair value because of the short-term maturities of these instruments.

Stock Incentive Plans

During the nine months ended March 31, 2005, we sponsored one employee stock incentive plan and one non-employee director stock incentive plan, both of which permit the grant of stock options and restricted stock. Restricted stock are shares of our Common Stock that cannot be transferred by the holder until its restrictions are lifted, usually in accordance with a vesting schedule of three to five years from the date of grant . We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

The following table presents restricted stock granted and forfeited under both the employee stock incentive plan and the non-employee director stock incentive plan, along with the corresponding stock-based compensation cost reflected in our reported net income for the three and nine months ended March 31, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Number of shares of restricted stock granted:
Employee stock incentive plan	8,500	8,000	79,150	199,075
Non-employee director stock incentive plan	1,750	8,750	12,250	8,750

	10,250	16,750	91,400	207,825

Number of shares of restricted stock forfeited:
Employee stock incentive plan	(7,138)	(650)	(10,852)	(650)
Non-employee director stock incentive plan	—	—	—	—

	(7,138)	(650)	(10,852)	(650)

Stock-based compensation expense for restricted stock grants:
Employee stock incentive plan	$209,000	$142,000	$857,000	$383,000
Non-employee director stock incentive plan	42,000	19,000	80,000	19,000

	$251,000	$161,000	$937,000	$402,000

No other stock-based employee compensation is reflected in our reported net income, because all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In December 2004, the Financial Accounting Standards Board issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123R”). This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period. SFAS No. 123R is effective for the first annual period beginning after June 15, 2005, and we will begin recognizing option expense July 1, 2005.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the periods presented, as well as the expected effect of SFAS No. 123R:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income, as reported	$9,868	$8,174	$20,769	$14,899

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock option awards, net of related tax effects	243	92	955	718

Deduct: Total stock-based non-employee director compensation expense determined under fair value based methods for all stock option awards, net of related tax effects	—	—	70	40

Pro forma net income	$9,625	$8,082	$19,744	$14,141

Earnings per share:

Basic – as reported	$0.72	$0.77	$1.54	$1.42

Basic – pro forma	0.71	0.76	1.46	1.35

Diluted – as reported	0.71	0.72	1.49	1.36

Diluted – pro forma	0.69	0.71	1.42	1.29

     The weighted average fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three and nine months ended March 31, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Expected volatility	45.2%	43.8%	45.2%	43.8%
Expected life (years)	4.0	4.8	4.0	4.8
Risk-free interest rate	4.2%	2.8%	4.2%	2.8%
Expected dividends	None	None	None	None

Outstanding employee options are generally exercisable annually in installments over a three- to four-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire ten years after the date of grant. Restricted stock are shares of the Company’s common stock and cannot be transferred by the holder until its restrictions are lifted, usually in accordance with a vesting schedule of three- to five-years from the date of grant. Restricted stock is expensed based on the fair market value on the grant date. As of March 31, 2005, 1,311,533 shares were reserved for restricted stock or stock option grants, 891,618 shares had been granted as restricted stock or were subject to outstanding stock option grants and 419,915 shares were available under our employee stock incentive plan.

The weighted average fair value of each non-employee director option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during each of the three and nine months ended March 31, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Expected volatility	45.2%	43.8%	45.2%	43.8%
Expected life (years)	4.7	4.7	4.7	4.7
Risk-free interest rate	4.2%	2.8%	4.2%	2.8%
Expected dividends	None	None	None	None

Outstanding non-employee director options are generally exercisable annually in installments over a three-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire five years after the date of grant. Restricted stock cannot be transferred by the holder until its restrictions are lifted, usually in accordance with a vesting schedule of three years from the date of grant. Restricted stock is expensed based on the fair market value on the grant date. The non-employee director stock incentive plan expired on March 26, 2005. As of March 31, 2005, 116,836 shares had been granted as restricted stock or were subject to outstanding stock option grants under our non-employee director stock incentive plan.

2. OPERATING SEGMENTS

Our reportable segments are strategic business units that differentiate between company-owned and franchised stores. Company-owned store revenue is generated from store customer-transaction processing and franchised store revenue is generated from the franchise fees charged for opening the store and on-going royalty fees received from franchisees.

Segment information for the three months ended March 31, 2005 and 2004 was as follows:

	Company-owned	Franchised	Other	Total
	(in thousands)
Three months ended March 31, 2005:
Revenue	$77,701	$763	$—	$78,464

Gross margin	31,350	763	—	32,113
Region, headquarters, franchise expenses	(11,405)	(321)	—	(11,726)
Other depreciation and amortization	(851)	(6)	—	(857)
Interest income (expense), net	—	—	(2,828)	(2,828)
Other expense, net	—	—	(256)	(256)

Income (loss) before taxes	$19,094	$436	$(3,084)	$16,446

Three months ended March 31, 2004:
Revenue	$72,866	$808	$—	$73,674

Gross margin	29,000	808	—	29,808
Region, headquarters, franchise expenses	(10,760)	(315)	—	(11,075)
Other depreciation and amortization	(1,024)	(3)	—	(1,027)
Interest income (expense), net	—	—	(4,362)	(4,362)
Other income, net	—	—	279	279

Income (loss) before taxes	$17,216	$490	$(4,083)	$13,623

Segment information for the nine months ended March 31, 2005 and 2004 was as follows:

	Company-owned	Franchised	Other	Total
	(in thousands)
Nine months ended March 31, 2005:
Revenue	$202,872	$2,365	$—	$205,237

Gross margin	72,114	2,365	—	74,479
Region, headquarters, franchise expenses	(32,176)	(909)	—	(33,085)
Other depreciation and amortization	(2,229)	(13)	—	(2,242)

	Company-owned	Franchised	Other	Total
	(in thousands)
Interest expense, net	—	—	(4,215)	(4,215)
Other expense, net	—	—	(322)	(322)

Income (loss) before taxes	$37,709	$1,443	$(4,537)	$34,615

Nine months ended March 31, 2004:
Revenue	$186,381	$2,180	$—	$188,561

Gross margin	64,328	2,180	—	66,508
Region, headquarters, franchise expenses	(29,210)	(899)	—	(30,109)
Other depreciation and amortization	(3,058)	(8)	—	(3,066)
Interest expense, net	—	—	(8,830)	(8,830)
Other income, net	—	—	327	327

Income (loss) before taxes	$32,060	$1,273	$(8,503)	$24,830

Segment information as of March 31, 2005 and June 30, 2004 was as follows:

	Company-owned	Franchised	Total
	(in thousands, except for number of stores)
As of March 31, 2005:
Total assets	$293,358	$1,199	$294,557
Number of stores	1,118	213	1,331

As of June 30, 2004:
Total assets	$269,182	$1,080	$270,262
Number of stores	1,026	204	1,230

3. DERIVATIVE INSTRUMENTS – SWAP AGREEMENTS

Our objective in managing our exposure to fluctuations in interest rates is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates. To achieve this objective, we have entered into interest-rate swap agreements. The interest-rate swaps are derivative instruments related to forecasted transactions and are considered to hedge future cash flows. The effective portion of any gains or losses are included in accumulated comprehensive income (loss) and other current and noncurrent liabilities until earnings are affected by the variability of cash flows. Any ineffective portion is recognized currently into earnings. If it becomes probable that a forecasted transaction will no longer occur, the interest-rate swap will continue to be carried on the balance sheet at fair value, and gains or losses that were deferred in accumulated comprehensive income (loss) will be recognized immediately into earnings. If the interest-rate swaps are terminated prior to their expiration dates, any cumulative gains and losses will be deferred and recognized into earnings over the remaining life of the underlying exposure. If the hedged liabilities are to be sold or extinguished, we will recognize the gain or loss on the designated financial instruments currently into earnings.

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

The associated underlying hedged liability has equaled or exceeded the notional amount for each of our interest-rate swaps throughout the existence of the interest-rate swaps, and we anticipate that it will continue to do so with respect to the swaps in effect as of March 31, 2005. The interest-rate swaps are based on the same index as their respective underlying debt. The interest-rate swaps to date have been highly effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated comprehensive income (loss) into earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness during the three and nine months ended March 31,

2005 or 2004. Our interest rate swap was amended after the end of the third quarter and is effective until September 30, 2006.

The interest-rate swaps resulted in an increase of interest expense as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)
Increase in interest expense	$45	$104	$226	$311

The average notional amounts (in millions) and the related average effective swap interest rates for the nine months ended March 31, 2005 and 2004, and the actual effective swap interest rates on March 31, 2005 and 2004 are as follows:

	For the Nine Months Ending		As of	For the Nine Months Ending		As of
	March 31, 2005			March 31, 2004
		Average	Actual		Average	Actual
		Effective	Effective		Effective	Effective
	Average	Swap	Swap	Average	Swap	Swap
	Notional	Interest	Interest	Notional	Interest	Interest
Corresponding Debt	Amount	Rate	Rate	Amount	Rate	Rate
Revolving advance	$35	5.4%	5.215%	$60	4.715%	4.715%

The fair value of the interest-rate swaps increased by $144,000 and $174,000, net of tax, during the three and nine months ended March 31, 2005, respectively, and the fair value of the interest-rate swaps decreased by $470,000 and $38,000, net of tax, during the three and nine months ended March 31, 2004, respectively. These changes have been recorded in accumulated comprehensive income (loss) and other current and noncurrent liabilities. The estimated net amount of existing gain expected to be reclassified into earnings during the next twelve months is $7,000.

Accumulated comprehensive income (loss) balances related to the interest-rate swaps are as follows:

	Accumulated Other Comprehensive			Change in Accumulated Other
	Income (Loss) as of			Comprehensive Income (Loss) for the
	March 31,	December 31,	June 30,	Three Months Ended	Nine Months Ended
Corresponding Debt	2005	2004	2004	March 31, 2005	March 31, 2005
	(in thousands)
Revolving advance	$4	$(140)	$(170)	$144	$174

	March 31,	December 31,	June 30,	Three Months Ended	Nine Months Ended
	2004	2003	2003	March 31, 2004	March 31, 2004
Revolving advance	$(933)	$(593)	$(925)	$(340)	$(7)
Term loan notes	(122)	8	(92)	(130)	(31)

Total	$(1,055)	$(585)	$(1,017)	$(470)	$(38)

A summary of comprehensive income (loss) for the three and nine months ended March 31, 2005 and 2004 is presented below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)
Net income	$9,868	$8,174	$20,769	$14,899
Other comprehensive income (loss):
Unrealized income (loss) on hedging instruments before tax expense	241	(783)	290	(64)
Tax (benefit) expense	(97)	313	(116)	26

Unrealized income (loss) on hedging instruments net of tax expense	144	(470)	174	(38)

Comprehensive income	$10,012	$7,704	$20,943	$14,861

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions

The following table provides information concerning the acquisitions made during the three and nine months ended March 31, 2005:

	Three Months Ended	Nine Months Ended
	March 31, 2005	March 31, 2005
	(in thousands, except number of stores
	and number of transactions)
Number of stores acquired	34	74
Number of transactions	3	11
Amounts allocated to:
Goodwill	$10,815	$16,966
Covenants not to compete	350	750
Other intangibles	685	686

Total intangibles costs	11,850	18,402
Property and equipment	344	958
Other assets	—	3

Total purchase price	$12,194	$19,363

Amortizable Intangible Assets

Covenants not to compete are as follows:

	March 31, 2005	June 30, 2004
	(in thousands)
Covenants not to compete, at cost	$2,757	$2,304
Less – accumulated amortization	953	1,237

	$1,804	$1,067

Each of the covenants not to compete is amortized over the applicable period of the contract. The weighted-average amortization period is 4.3 years.

Amortization expense related to the covenants not to compete for the three and nine months ended March 31, 2005 was $112,000 and $325,000, respectively. Total estimated remaining amortization expense for succeeding fiscal years assuming current balances and no new acquisitions are as follows:

Estimated Remaining Amortization Expense for Covenants Not to Compete

For the Three
Months Ending
June 30,	For the Year Ending June 30,
2005	2006	2007	2008	2009	2010	2011
		(in thousands)
$127	$462	$397	$367	$280	$146	$25

Customer lists acquired are as follows:

	March 31, 2005	June 30, 2004
	(in thousands)
Customer lists, at cost	$685	$—
Less – accumulated amortization	130	—

	$555	$—

Customer lists are amortized based on anticipated turnover and are amortized over the appropriate period. The weighted-average amortization period is 6.0 years.

Amortization expense related to the customer lists for the three and nine ended March 31, 2005 was $130,000. Total estimated remaining amortization expense for succeeding fiscal years assuming current balances and no new acquisitions are as follows:

Estimated Remaining Amortization Expense for Customer Lists

For the Three
Months Ending
June 30,	For the Year Ending June 30,
2005	2006	2007	2008	2009	2010	2011
	(in thousands)
$65	$199	$141	$94	$43	$10	$3

Intangible Assets Not Subject to Amortization

Changes in the carrying value of goodwill for the nine months ended March 31, 2005 are as follows:

Nine Months Ended
March 31, 2005
(in thousands)
Balance, beginning of the period	$81,719
Goodwill from acquisitions	16,966

Balance, end of the period	$98,685

There were no impairment losses for the three or nine months ended March 31, 2005 or 2004.

5. SHORT-TERM LOANS

All of the short-term loan products or similar services, also known as payday loans, offered at our stores consist of either (1) short-term loans or deferred-deposit services made or entered into by us, (sometimes called “ACE Loans” in these notes), or (2) deferred-deposit loans or services, or Republic Loans, made or entered into by Republic Bank. As of March 31, 2005, we were offering ACE Loans in 597 of our company-owned stores, and Republic Bank was offering Republic Loans in 418 of our company-owned stores in Texas, Pennsylvania, and Arkansas. All of these loans and services, regardless of type, are made in accordance with state regulation; therefore, the terms of the loans and services vary from state to state.

In general, ACE Loans consist of providing a customer cash in exchange for the customer’s check or an Automated Clearinghouse (“ACH”) authorization to debit the customer’s bank account, along with an agreement to defer the presentment or deposit of that check or the initiation of that ACH debit on the customer’s account, as the case may be, until the deferred presentment date. The amount of the customer’s check or ACH authorization is the amount of the cash provided to the customer plus a fee to us. The term of the deferral of the check presentment or ACH debit is typically two to four weeks. During the quarter ended March 31, 2005, the average amount of cash provided to a customer in such a transaction was $283, and the average fee to us was $41.95. As of March 31, 2005 and June 30, 2004, the gross receivable for our ACE Loans was approximately $28.6 million and $27.7 million, respectively.

The Republic Loans are offered and made at our owned stores in accordance with a Marketing and Servicing Agreement dated as of October 21, 2002, as amended (the “Republic Bank Agreement”), which is scheduled to continue until January 1, 2006. The term of this agreement expires January 1, 2006, but either party may terminate this agreement at an earlier date if (i) the non-terminating party fails to timely cure a material default under, or an inaccurate representation or warranty in, the agreement, (ii) aggregate net charge-offs exceed a contractual percentage of the aggregate fees we originate during any quarter, (iii) either party’s performance under the agreement is rendered illegal or materially adversely affected as a result of changes in law, or (iv) the terminating party is notified by any governing regulatory agency that such party’s performance of its obligations under the agreement may be unlawful, unsafe or unsound or may jeopardize such party’s standing or rating with such agency, or (v) the non-terminating party is bankrupt or is in receivership. Although the net charge-offs have typically exceeded the contractual percentage giving rise to an ability by either party to terminate the agreement, neither party has exercised its ability to terminate. In addition, provided we are not in default under the agreement, we may terminate this agreement at an earlier date if Republic Bank ceases to fund the short-term consumer loans we market or Kentucky or other applicable law is amended or changed in a manner that has an adverse effect on us.

The terms of the Republic Loans are generally similar to those of our ACE Loans, though Republic Bank has sole discretion regarding the terms of the Republic Loans. As of March 31, 2005, Republic Bank authorized loans up to $425 with a term of 14 days, and the interest charged by Republic Bank was $17.64 per $100 of loan value.

Under the Republic Bank Agreement, we provide various services to Republic Bank in connection with our marketing and servicing of Republic Bank’s short-term consumer loans in exchange for agency fees equal to a portion of the interest charged by Republic Bank based on loan volume. These services include advertising, application processing and collecting payments from Republic Bank’s customers. We do not acquire or own any participation interest in any of the Republic Loans, but our agency fees are subject to reduction by the losses from uncollected Republic Loans. The maximum potential future payments that we could be obligated to make under the Republic Bank Agreement are the total outstanding Republic Loans recorded on Republic Bank’s financial statements, which were $8.3 million as of March 31, 2005 and $9.4 million as of June 30, 2004.

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

Republic Bank approves and owns the loans made by Republic Bank, therefore, we do not record the Republic Loans as loans receivable on our books. However, under our agreement with Republic Bank, we are obligated to reimburse Republic Bank an amount equal to the net amount charged off by Republic Bank. Therefore, we establish a payable for our anticipated payments to Republic Bank for losses on their loans, partially offset by agency fees due to us from Republic Bank. This payable estimates such losses from such loans that are 180 days or more past due. Our policy in establishing the payable regarding Republic Loan losses is substantially the same as our policy regarding the loan loss allowance for our ACE loans. The payable to Republic Bank for loan losses as of March 31, 2005 and 2004 was $4.1 million and $4.0 million, respectively. Net loan charge-offs for the three and nine months ended March 31, 2005, were $2.8 million and $6.3 million, respectively, and included the recovery of $0.2 million and $0.5 million, respectively, from the sale of previously charged-off Republic Loans. Net loan charge-offs for the three and nine months ended March 31, 2004, were $2.1 million and $4.8 million, respectively.

Loans receivable, net, on the consolidated balance sheets as March 31, 2005 and June 30, 2004 were $16.5 million and $17.0 million, respectively, which includes receivables for our ACE Loans (but not regarding any Republic Loans, because we do not own any interest in those loans). The loan loss allowance of $12.1 million and $10.6 million as of March 31, 2005 and June 30, 2004, respectively, represented 42.2% and 38.3% of the gross loans receivable as of that date. Net loan charge-offs for the three and nine months ended March 31, 2005, were $5.1 million and $12.5 million, respectively, and included the recovery of $0.3 million and $1.2 million, respectively, from the sale of previously charged-off ACE Loans. Net loan charge-offs for the three and nine months ended March 31, 2004, were $4.2 million and $10.9 million, respectively.

6. LEASE ACCOUNTING RESTATEMENT

We performed a review of our accounting practices surrounding leases and lease-related items in light of the views that the Office of the Chief Accountant of the Securities and Exchange Commission, expressed in a letter dated February 7, 2005 to the American Institute of Certified Public Accountants, regarding the application of generally accepted accounting principles to operating lease accounting matters.

Historically, we recorded rent expense on a straight-line basis over the initial non-cancelable term of a lease commencing upon store opening. We concluded that the calculation for straight-line rent should be based on the reasonably assured lease term as defined in SFAS 98, “Accounting for Leases”, which in most cases exceeds the initial non-cancelable lease term. In addition, we reassessed the depreciable lives of leasehold improvements to be the shorter of their estimated useful life or the reasonably assured lease term at the inception of the lease. Further, we concluded that landlord allowances which had previously been recorded as a reduction to related leasehold improvements should be reflected as deferred rent and amortized over the reasonably assured lease term as a reduction to rent expense rather than depreciation.

We have restated our June 30, 2002 balance sheet to record a cumulative adjustment to retained earnings of $3.8 million related to periods prior to and including fiscal 2002. For periods subsequent to the end of fiscal 2002, we recorded a one-time non-cash after-tax adjustment of $0.6 million in the third quarter of fiscal 2005 to reflect the cumulative impact of correcting our accounting practices related to our leases. This adjustment resulted in a $0.04 reduction in diluted earnings per share in the third quarter of fiscal 2005.

We evaluated the materiality of these corrections on its financial statements and concluded that the incremental impact of these corrections is not material to any quarterly or annual period in 2003 or 2004. Other than the cumulative adjustment discussed above, prior years’ financial results will not be restated. The adjustments required to correct these practices does not affect historical or future net cash flows or the timing of the payments under the related leases.

The prior year restatement balance sheet effect is as follows:

		Lease	June 30, 2002
	June 30, 2002	Adjustment	Restated
		(in millions)
Assets:
Property, plant and equipment	$30.7	$(3.3)	$27.3

Total adjustment		$(3.3)

Liabilities:
Deferred income tax	$5.6	$(2.5)	$3.1
Other liabilities	0.4	3.0	3.4
Retained earnings	75.3	(3.8)	71.5

Total adjustment		$(3.3)

The current year adjustment is as follows:

Three and Nine
Months Ended
March 31, 2005
(in millions)
Occupancy expense	$0.2
Depreciation expense	0.9
Headquarters expense	(0.2)
Other depreciation and amortization	0.1

Total adjustment before tax	1.0
Provision for income tax	0.4

Net after tax adjustment	$0.6

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,		Year Ended June 30,
	2005	2004	2005	2004	2004	2003
Company Operating and Statistical Data:
Company-owned stores in operation:
Beginning of period	1,085	974	1,026	968	968	1,003
Acquired	34	—	74	8	34	2
Opened	13	22	51	32	53	14
Sold	—	(1)	(3)	(5)	(5)	(23)
Closed	(14)	(7)	(30)	(15)	(24)	(28)

End of period	1,118	988	1,118	988	1,026	968
Franchised stores in operation:
Beginning of period	216	210	204	200	200	184
Opened	6	9	32	30	32	26
Acquired by ACE	(8)	—	(22)	(8)	(13)	(2)
Closed/Sold	(1)	(4)	(1)	(7)	(15)	(8)

End of period	213	215	213	215	204	200

Total store network	1,331	1,203	1,331	1,203	1,230	1,168

Percentage increase (decrease) in comparable store revenues from prior period: (1)
Total revenue	(0.3%)	10.2%	3.6%	4.5%	5.0%	1.9%
Check fees including tax check fees	(5.2%)	1.6%	(3.6%)	5.4%	4.1%	5.4%
Loan fees and interest	8.3%	39.4%	14.4%	3.8%	7.8%	(4.4%)

Cash Flow Data: (in thousands)
Purchases of property and equipment, net	$4,708	$2,061	$11,760	$4,090	$7,950	$4,771
Store acquisition costs:
Property and equipment
Intangible assets	11,850	—	18,402	322	6,403	673

Check Cashing Data:
Face amount of checks cashed (in millions)	$1,721	$1,637	$4,069	$3,980	$5,103	$5,040
Face amount of average check	500	482	407	398	388	383
Average fee per check	13.48	13.46	10.38	10.22	9.91	9.65
Fees as a percentage of average check	2.70%	2.79%	2.55%	2.57%	2.55%	2.52%
Number of checks cashed (in thousands)	3,443	3,395	10,000	9,991	13,151	13,148

Check Collections Data:
Face amount of returned checks (in thousands)	$6,990	$5,253	$19,839	$15,808	$21,705	$24,087
Collections (in thousands)	5,427	3,527	14,759	10,239	13,947	16,935

Net write-offs (in thousands)	$1,563	$1,726	$5,080	$5,569	$7,758	$7,152

Collections as a percentage of returned checks	77.6%	67.1%	74.4%	64.8%	64.3%	70.3%

Net write-offs as a percentage of revenues	2.0%	2.3%	2.5%	3.0%	3.1%	3.1%

Net write-offs as a percentage of the face amount of checks cashed	0.09%	0.11%	0.12%	0.14%	0.15%	0.14%

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA, continued
(unaudited)
(in thousands, except averages and percents)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,		Year Ended June 30,
	2005	2004	2005	2004	2004	2003
Combined Short-Term Consumer Loans Operating Data:
Volume – new loans and refinances	$142,900	$122,953	$474,882	$390,560	$527,723	$484,026
Average advance	$295	$279	$290	$278	$278	$274
Average finance charge	$46.43	$43.77	$45.75	$43.73	$43.71	$44.55
Number of loan transactions – new loans and refinances	470	442	1,604	1,414	1,909	1,798
Matured loan volume	$145,721	$127,810	$463,743	$387,014	$516,741	$488,940
Loan fees and interest	$21,201	$18,350	$68,938	$57,194	$77,029	$70,806
Loan loss provision	$6,247	$5,380	$20,651	$18,750	$24,280	$22,293
Gross margin on loans	70.5%	70.7%	70.0%	67.2%	68.5%	68.5%
Loan loss provision as a percent of matured loan volume	4.3%	4.2%	4.5%	4.8%	4.7%	4.6%

Loans Processed for Republic Bank: (2)
Volume — new loans and refinances	$38,985	$35,128	$138,393	$119,715	$159,692	$63,897
Average advance	$323	$294	$319	$295	$296	$302
Average finance charge	$56.94	$51.87	$56.30	$51.95	$52.11	$53.35
Number of loan transactions – new Loans and refinances	121	120	434	407	541	211
Matured loan volume	$40,850	$36,991	$137,355	$119,402	$157,018	$56,040
Loan fees and interest	$6,130	$5,473	$20,988	$18,063	$24,036	$9,037
Provision for loan losses payable to Republic Bank	$2,085	$1,619	$6,645	$5,897	$7,390	$2,932

ACE Loans Operating Data: (3)
Volume – new loans and refinances	$103,915	$87,825	$336,489	$270,845	$368,031	$420,129
Average advance	$283	$272	$276	$269	$269	$268
Average finance charge	$41.95	$39.85	$40.98	$39.45	$39.40	$42.71
Number of loan transactions – new Loans and refinances	349	322	1,170	1,007	1,368	1,587
Matured loan volume	$104,871	$90,819	$326,388	$267,612	$359,723	$432,900
Loan fees and interest	$15,071	$12,877	$47,950	$39,131	$52,993	$61,769
Loan loss provision	$4,162	$3,761	$14,006	$12,853	$16,890	$19,361

Gross loans receivable	$28,577	$24,010	$28,577	$24,010	$27,663	$21,734
Less: Allowance for losses	12,073	10,657	12,073	10,657	10,616	8,734

Loans receivable, net of allowance	$16,504	$13,353	$16,504	$13,353	$17,047	$13,000

Allowance for losses on loans receivable:
Beginning of period	$12,961	$11,108	$10,616	$8,734	$8,734	$12,213
Provision for loan losses	4,162	3,761	14,006	12,853	16,890	19,361
Charge-offs	(5,639)	(4,323)	(14,266)	(11,172)	(15,295)	(23,729)
Recoveries	589	111	1,717 (4)	242	287	889

End of period	$12,073	$10,657	$12,073	$10,657	$10,616	$8,734

Allowance as a percent of gross loans receivable	42.2%	44.4%	42.2%	44.4%	38.3%	40.2%

(1)	Calculated based on changes in revenue for all company-owned stores open in during the period and open for at least 13 months.

(2)	Republic Bank Loans are short-term consumer loans made by Republic Bank & Trust Company at our company-owned stores in Arkansas, Pennsylvania and Texas since January 1, 2003.

(3)	Operating data for ACE loans include short-term consumer loans made by Goleta National Bank at our company-owned stores until we discontinued offering Goleta loans on December 31, 2002.

(4)	Includes the recovery of $1.2 million from the sale of previously charged-off ACE Loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

     We are a leading retailer of financial services, including check cashing, short-term consumer loan and bill payment services. As of March 31, 2005, we had a total network of 1,331 stores in 37 states and the District of Columbia, consisting of 1,118 company-owned stores and 213 franchised stores. This makes us the largest owner, operator and franchisor of check cashing stores in the United States and one of the largest providers of short-term consumer loans, also known as payday loans. We focus on serving consumers, many of whom seek alternatives to traditional banking relationships in order to gain convenient and immediate access to check cashing services and payday loans. We seek to develop and maintain the largest network of stores in each of the markets where we operate. Our growth strategy is to open new stores, franchise stores in new and existing markets, opportunistically acquire stores, increase our customer base and introduce new services into our store network.

     Our stores offer check cashing, loans and other retail financial services at competitive rates in clean settings during hours convenient for our customers. Our stores are located in highly visible, accessible locations, usually in strip shopping centers, free-standing buildings and kiosks located inside retail stores.

     For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our short-term consumer loans (“ACE Loans”), we receive interest on the loans. For the Republic Bank loans (“Republic Loans”), we receive agency fees from Republic Bank.

     Our expenses primarily relate to the operations of our stores, including salaries and benefits for our employees, occupancy expense for our leased real estate, security expenses, returns and cash shortages, loan loss provisions, depreciation of our assets and corporate and other expenses, including costs related to store openings and closings.

Regulatory Developments

     The Federal Deposit Insurance Corporation, or FDIC, issued guidelines governing permissible arrangements between a state-chartered bank and a marketer and servicer of its payday loans in July 2003, and issued revised guidelines in March 2005. The guidelines apply to our marketing and servicing agreement with Republic Bank regarding the offering of Republic Loans at our stores in Arkansas, Pennsylvania and Texas and our servicing activities regarding those loans. The guidelines describe the FDIC’s expectations for a bank’s prudent risk-management practices regarding payday loan marketing and servicing relationships. They address bank capital requirements, allowances for loan losses and loan classifications as well as income recognition, collection-recovery practices and compliance with consumer protection laws when a bank engages in payday lending.

     The revised FDIC guidelines issued in March 2005 include a requirement that banks (such as Republic Bank) develop procedures to ensure that a payday loan is not provided to any customer with payday loans from any lender for more than three months in the previous 12 months. Assuming an average term of approximately 15 days, this limits the number of payday loans a customer may have from all lenders during any 12-month period to six. The revised FDIC guidelines also suggest that supervised lenders should offer a customer subject to such a limitation, or refer such a customer to, a longer-term loan product. It is unclear at this time what procedures and/or alternate products the FDIC may accept as conforming with the revised guidelines. If the implementation and enforcement of the revised FDIC guidelines or any newly promulgated guidelines by the FDIC, or any order, law, rule or regulation by the State of Kentucky or the FDIC, were to have the effect of significantly curtailing Republic Bank’s short-term consumer lending services, our revenues derived from fees from Republic Bank would be adversely affected, unless we could offer, or we could secure an agreement with another financial institution not subject to such limitations to offer, similar or alternate services. We cannot assure you that we would be successful in offering similar or alternate services or finding such a replacement financial institution, in the latter case especially because arrangements like ours with Republic Bank are coming under increasing political and regulatory scrutiny. Lawsuits filed against banks offering these short-term consumer loans, such as one filed by the New York State Attorney General’s office in September 2003 against a Delaware state-chartered bank and the companies servicing its short-term consumer loans through a structure that is in some respects similar to our agreement with Republic Bank, may hinder our ability to partner with a replacement bank or to establish relationships with new banks in other states as part of our growth strategy. Any alternate or similar services or agreement with a replacement bank or new bank may also not be on terms as favorable to us as our current agreement with Republic Bank.

Critical Accounting Policies and Estimates

     The process of preparing financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions to determine the reported amounts of our assets, liabilities, revenues and expenses. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. The most significant estimates made by our management, which we consider critical, include our allowance for loan losses and accrued liability for loan losses payable to Republic Bank, valuation of goodwill, income taxes, and valuation of self-insured liabilities, because these estimates and assumptions could change materially as conditions both within and beyond our control change. Accordingly, our actual results could differ materially from our estimates. The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities.

     Allowance for Loan Losses and Accrued Liability for Loan Losses Payable to Republic Bank. We establish an allowance for loan losses based on our estimates of the amount of uncollectible loans in our loan portfolio. We also establish a liability for loan losses payable to Republic Bank based on our estimates of the amount of uncollectible Republic Loans. The loan loss allowance and liability to Republic Bank are considered critical because they are material, subjective, and involve estimates. We determine the required allowance and liability using information such as recent loan loss experience and economic trends and conditions. While the estimates can be affected by operations experience and regulatory changes, historically, our allowance and liability levels have remained consistent as a percentage of their respective loan portfolios.

     We regularly review our loss exposure to determine appropriate loss reserve amounts, as well as to determine strategies that could minimize our future exposure. While we believe our current allowance and liability are adequate, we could be negatively affected if we experience a higher than historical level of losses in the short-term, which would require us to increase our provision for loan losses and accrual for loan losses payable to Republic Bank.

     Goodwill. From time to time, we acquire individual stores or a group of stores. When we enter into these acquisitions, we value the underlying tangible and intangible assets and record the excess of the purchase price over the net assets acquired as goodwill. We review the carrying value of goodwill annually or when events and circumstances warrant such a review. We review the carrying value of goodwill using a discounted cash flow model of the expected net cash flows of the business. The most significant variables used in the model include expected revenues, incremental costs and working capital requirements. We regularly compare actual results to expected performance, but in the event we experience significant declines in revenue levels or significant increases in operating costs, the value of goodwill could be impaired, and we might be required to write-down the recorded value of goodwill.

     Income Taxes. We establish our deferred tax assets and liabilities based on our profits or losses in each jurisdiction in which we operate. We periodically assess the likelihood of realizing our deferred tax assets and adjust the related valuation allowance based on the amount of deferred tax assets that we believe is more likely than not to be realized. We base our judgment of the recoverability of our deferred tax asset primarily on historical earnings, our estimate of current and expected future earnings, prudent and feasible tax planning strategies, and current and future ownership changes. A significant adverse change in any one or several of these factors would materially affect our assessment of the likelihood of recoverability of our deferred tax assets and would impact the amount of tax expense we record. Historically, we have fully recovered our deferred tax assets as estimated.

     Self-insurance liabilities. We are self-insured for workers’ compensation, general liability and medical liability claims not otherwise covered by third-party insurance policies. The established self-insured reserves are determined by a review of actuarial assessments and historical loss experience, and may be adjusted based on higher or lower actual loss experience. In the event that we experience higher than expected losses, we may be required to increase the levels of our self-insured liabilities and/or record a charge to cover uninsured losses. Historically, our calculated reserves for self-insured liabilities have been adequate.

Summary of Quarterly and Nine Month Results

     Our fiscal 2005 third quarter total revenue was approximately $4.8 million, or 6.5%, higher than our fiscal 2004 third quarter total revenue. This increase resulted primarily from an approximate $2.9 million, or 15.5%, increase in loan related revenue and an approximate $0.9 million, or 18.9%, increase in bill payment (including debit card) revenue. Our fiscal 2005 third quarter net income was approximately $9.9 million, with diluted earnings per share of $0.71, compared to our fiscal 2004 third quarter net income of approximately $8.2 million, with diluted earnings per share of $0.72. The third quarter of fiscal 2005 includes a one-time after-tax charge of approximately $0.6 million, or $0.04 per diluted share related to a cumulative charge for changes to our lease accounting practices.

     We performed a review of our accounting practices surrounding leases and lease-related items in light of the views that the Office of the Chief Accountant of the Securities and Exchange Commission, expressed in a letter dated February 7, 2005 to the American Institute of Certified Public Accountants, regarding the application of generally accepted accounting principles to operating lease accounting matters.

     Historically, we recorded rent expense on a straight-line basis over the initial non-cancelable term of a lease commencing upon store opening. We concluded that the calculation for straight-line rent should be based on the reasonably assured lease term as defined in SFAS 98, “Accounting for Leases”, which in most cases exceeds the initial non-cancelable lease term. In addition, we reassessed the depreciable lives of leasehold improvements to be the shorter of their estimated useful life or the reasonably assured lease term at the inception of the lease. Further, we concluded that landlord allowances which had previously been recorded as a reduction to related leasehold improvements should be reflected as deferred rent and amortized over the reasonably assured lease term as a reduction to rent expense rather than depreciation.

     We have restated our June 30, 2002 balance sheet to record a cumulative adjustment to retained earnings of $3.8 million related to periods prior to and including fiscal 2002. For periods subsequent to the end of fiscal 2002, we recorded a one-time non-cash after-tax adjustment of $0.6 million in the third quarter of fiscal 2005 to reflect the cumulative impact of correcting our accounting practices related to leased stores. This adjustment resulted in a $0.04 reduction in diluted earnings per share in the third quarter of fiscal 2005.

     We evaluated the materiality of these corrections on its financial statements and concluded that the incremental impact of these corrections is not material to any quarterly or annual period in 2003 or 2004. Other than the cumulative adjustment discussed above, prior years’ financial results will not be restated. The adjustments required to correct these practices does not affect historical or future net cash flows or the timing of the payments under the related leases.

The prior year restatement balance sheet effect is as follows:

		Lease	June 30, 2002
	June 30, 2002	Adjustment	Restated
	(dollars in millions)
Assets:
Property, plant and equipment	$30.7	$(3.3)	$27.3

Total		$(3.3)

Liabilities:
Deferred Income Tax	5.6	$(2.5)	3.1
Other liabilities	0.4	3.0	3.4
Retained Earnings	75.3	(3.8)	71.5

		$(3.3)

The current year adjustment is as follows:

Three and Nine
Months Ended
March 31, 2005
(in millions)
Occupancy expense	$0.2
Depreciation expense	0.9
Headquarters expense	(0.2)
Other depreciation and amortization	0.1

Total adjustment before tax	1.0
Provision for income tax	0.4

Net after tax adjustment	$0.6

     For the first nine months of fiscal 2005, our total revenue was approximately $16.7 million, or 8.8%, higher than our total revenue for the first nine months of fiscal 2004 due to growth in the store network, expanded product lines. Our net income for the first nine months of fiscal 2005 was approximately $20.8 million, with diluted earnings per share of $1.49, compared to net income for the first nine months of fiscal 2004 of approximately $14.9 million, with diluted earnings per share of $1.36.

Results of Operations

Quarter Comparison

	Three Months Ended March 31,
Revenue Analysis	2005	2004	Increase (decrease)		2005	2004
	(in thousands)			(percent)	(percentage of revenue)

Check cashing	$26,487	$26,111	$376	1.4%	33.7%	35.4%
Short-term consumer loans	21,201	18,350	2,851	15.5	27.0	24.9
Tax check fees	18,854	18,491	363	2.0	24.0	25.1
Bill payments	5,377	4,521	856	18.9	6.9	6.2
Money transfers	3,002	2,805	197	7.0	3.8	3.8
Money orders	1,783	1,601	182	11.4	2.3	2.2
Franchising	763	808	(45)	(5.6)	1.0	1.1
Other services	997	987	10	1.0	1.3	1.3

Total revenue	$78,464	$73,674	$4,790	6.5%	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$70.5	$74.3

     Most of the growth in total revenue in the third quarter of fiscal 2005 from the third quarter of fiscal 2004 resulted from increases in short-term consumer loan fees and interest and bill-payment (including debit card) fees. Comparable store revenue decreased by $0.2 million, or 0.3%, as a result of increased competition.

     Check cashing and tax check fees, combined, in the third quarter of fiscal 2005 increased from the third quarter of the fiscal 2004 because of the increased number of company-owned stores. Comparable store check cashing and tax check fees declined 5.2% compared to the same period last year as a result of a reduction in unemployment and Aid for Dependent Children checks, along with increased competition.

     Loan fees and interest for the third quarter of fiscal 2005 increased by $2.9 million, or 15.5%, from the third quarter of fiscal 2004 due to an 8.3% increase in comparable store loan fees and the increased number of store locations offering loan services. As of March 31, 2005, we offered loan services in 1,015 of our company-owned stores, compared to 881 company-owned stores as of March 31, 2004.

     Bill payment services revenue for the third quarter of fiscal 2005 increased from the third quarter of fiscal 2004 because of the growth in fees from sales of third-party prepaid debit cards and the addition of vendors for which payments are accepted. Comparable store bill payment fees increased by 12.4%. During the third quarter of fiscal 2005, we sold approximately 48,000 prepaid debit cards compared to 39,000 prepaid debit cards for the same period last year, a 23% increase. Excluding direct deposits, customers loaded $99 million on these cards during the third quarter of fiscal 2005, compared to $75 million during the same period last year at our company-owned stores.

Nine Month Comparison

	Nine Months Ended March 31,
Revenue Analysis	2005	2004	Increase (decrease)		2005	2004
	(in thousands)			(percent)	(percentage of revenue)

Check cashing	$83,537	$81,786	$1,751	2.1%	40.7%	43.4%
Short-term consumer loans	68,938	57,194	11,744	20.5	33.6	30.3
Tax check fees	19,164	19,279	(115)	(0.6)	9.3	10.2
Bill payments	15,011	12,488	2,523	20.2	7.3	6.6
Money transfers	8,710	8,310	400	4.8	4.3	4.4
Money orders	5,209	4,772	437	9.2	2.5	2.5
Franchising	2,365	2,180	185	8.5	1.2	1.2
Other services	2,303	2,552	(249)	(9.8)	1.1	1.4

Total revenue	$205,237	$188,561	$16,676	8.8%	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$189.4	$191.3

     Most of the growth in total revenue in the first nine months of fiscal 2005 from the first nine months of fiscal 2004 resulted from increases in short-term consumer loan fees and interest and bill payment (including debit card) fees. Comparable store revenue increased by $6.3 million, or 3.6%.

     Check cashing and tax check fees in the first nine months of fiscal 2005 increased from the first nine months of the fiscal 2004 because of the increased number of company-owned stores. Check cashing fees, including tax check fees, increased 1.6 percent from the first nine months of fiscal 2004. Tax check fees declined by $0.1 million or 0.6% from the same period last year due to the reduction in the number of self-service machines in H&R Block offices from 219 to 130. Comparable store check cashing fees, including tax check fees, declined 3.6% compared to the same period last year due to a reduction in unemployment and Aid for Dependent Children checks, along with increased competition.

     Loan fees and interest for the first nine months of fiscal 2005 increased by $11.7 million, or 20.5%, from the first nine months of fiscal 2004 due to the 14.4% increase in comparable store loan fees and the increased number of store locations offering loan services.

     Bill payment fees for the first nine months of fiscal 2005 increased from the first nine months of fiscal 2004 because of the growth in fees from sales of third-party prepaid debit cards and the addition of vendors for which payments are accepted. During the first nine months of fiscal 2005, we sold approximately 137,000 prepaid debit cards compared to 105,000 prepaid debit cards for the same period last year, a 31% increase. Excluding direct deposits, customers loaded $244 million on these cards during the first nine months of fiscal 2005, compared to $181 million during the same period last year, a 35% increase.

Quarter Comparison

	Three Months Ended March 31,
Store Expense Analysis	2005	2004	Increase (decrease)		2005	2004
	(in thousands)			(percent)	(percentage of revenue)

Salaries and benefits	$17,593	$16,731	$862	5.2%	22.4%	22.7%
Occupancy	9,179	8,174	1,005	12.3	11.7	11.1
Provision for loan losses and doubtful accounts	6,293	5,411	882	16.3	8.0	7.3
Depreciation	2,744	1,741	1,003	57.6	3.5	2.4
Other:
Armored and security	2,479	2,423	56	2.4	3.2	3.3
Returns and cash shortages	1,851	2,381	(530)	(22.2)	2.4	3.2

	Three Months Ended March 31,
Store Expense Analysis	2005	2004	Increase (decrease)		2005	2004
	(in thousands)			(percent)	(percentage of revenue)
Information services	1,447	2,160	(713)	(33.0)	1.8	2.9
Bank charges	1,669	1,282	387	30.2	2.1	1.7
Store supplies	883	1,165	(282)	(24.2)	1.1	1.6
Telecommunications	368	552	(184)	(33.3)	0.5	0.7
Advertising and marketing	692	793	(101)	(12.7)	0.9	1.1
Miscellaneous	1,153	1,053	100	9.6	1.5	1.4

Other	10,542	11,809	(1,267)	(10.7)	13.5	16.0

Total store expenses	$46,351	$43,866	$2,485	5.7%	59.1%	59.5%

Average per store expense	$42.1	$44.7
Average per store gross margin	$29.2	$30.4

Face amount of retuned checks	$6,990	$5,253	$1,737	33.1%
Collections	5,427	3,527	1,900	53.9%

Net write offs	$1,563	$1,726	($163)	(9.4%)

Net write-offs as a percentage of the face amount of checks cashed (1)	0.09%	0.11%

(1)	The same percentages apply for the percentage of fee revenue associated with returned checks as a percent of total check fee revenue.

     Total store expenses increased primarily as a result of the 130 additional stores in operation and growth in the loan business.

     Salaries and benefits, occupancy, armored and security, information services, store supplies and telecommunications expenses, combined, increased primarily as a result of the 13% increase in store count from the same period last year. Provision for loan losses, including the provision for loan losses payable to Republic Bank, increased due to growth in both the ACE Loan and Republic Loan business, partially offset by a 25 basis point decrease in the provision rate from the same period last year, as well as by a $0.5 million recovery from the sale of previously charged off loans, which consisted of approximately $0.3 million related to ACE Loans and $0.2 million related to Republic Loans. Depreciation expenses increased $1.0 million, primarily as a result of the one-time charge of $0.9 million for the change in lease accounting practice. Returned checks, net of collections, and cash shortages decreased due to the addition of collections personnel and continued focus on operational procedures and controls. Information services expense decreased due the reduced number of self-service machines deployed in H&R Block offices during tax season, 130 in fiscal 2005 compared to 219 in fiscal 2004. The increase in bank charges was a result of the high volume tax season activity and the self-service machines in the H&R Block offices.

Nine Month Comparison

	Nine Months Ended March 31,
Store Expense Analysis	2005	2004	Increase (decrease)		2005	2004
	(in thousands)			(percent)	(percentage of revenue)

Salaries and benefits	$48,147	$45,871	$2,276	5.0%	23.5%	24.3%
Occupancy	25,739	22,762	2,977	13.1	12.4	12.1
Provision for loan losses and doubtful accounts	20,755	18,673	2,082	11.1	10.1	9.9
Depreciation	6,202	5,215	987	18.9	3.0	2.8
Other:

Nine Month Comparison

	Nine Months Ended March 31,
Store Expense Analysis	2005	2004	Increase (decrease)		2005	2004
	(in thousands)			(percent)	(percentage of revenue)
Armored and security	6,564	6,017	547	9.1	3.2	3.2
Returns and cash shortages	6,048	7,014	(966)	(13.8)	2.9	3.7
Information services	3,019	3,684	(665)	(18.1)	1.5	1.9
Bank charges	4,447	3,864	583	15.1	2.2	2.1
Store supplies	3,463	3,012	451	15.0	1.7	1.6
Telecommunications	1,549	1,666	(117)	(7.0)	0.8	0.9
Advertising and marketing	2,101	1,733	368	21.2	1.0	0.9
Miscellaneous	2,724	2,542	182	7.2	1.4	1.3

Other	29,915	29,532	383	1.3	14.7	15.6

Total store expenses	$130,758	$122,052	$8,706	7.1%	63.7%	64.7%

Average per store expense	$122.1	$125.2
Average per store gross margin	$69.5	$68.2

Face amount of retuned checks	$19,839	$15,808	$4,031	25.5%
Collections	14,759	10,239	4,520	44.1%

Net write offs	$5,080	$5,569	($489)	8.9%

Net write-offs as a percentage of the face amount of checks cashed (1)	0.12%	0.14%

(1)	The same percentages apply for the percentage of fee revenue associated with returned checks as a percent of total check fee revenue.

     Total store expenses increased primarily as a result of the 130 additional stores in operation and growth in the loan business.

     Salaries and benefits, occupancy, armored and security, information services, store supplies and telecommunications expenses, combined, increased primarily as a result of the 13% increase in store count from the same period last year. Provision for loan losses, including the provision for loan losses payable to Republic Bank, increased due to growth in both the ACE Loan and Republic Loan business, partially offset by a 25 basis point decrease in the provision rate from the same period last year, as well as by a $1.8 million recovery from the sale of previously charged off loans, which consisted of approximately $1.2 million related to ACE Loans and $0.6 million related to Republic Loans. During the second quarter of fiscal 2005, we entered into a 12-month agreement to sell charged-off loans that requires the purchaser to employ collection methods consistent with ours and affords us various rights, including the ability to repurchase loans in certain circumstances. Depreciation expenses increased $1.0 million, primarily as a result of the one-time charge of $0.9 million for the change in lease accounting practice. Returned checks, net of collections, and cash shortages decreased due to the addition of collections personnel and continued focus on operational procedures and controls. Information services expense decreased due the reduced number of self-service machines deployed in H&R Block offices during tax season, 130 in fiscal 2005 compared to 219 in fiscal 2004. The increase in bank charges was a result of the high volume tax season activity and the self-service machines in the H&R Block offices. Advertising and marketing expenses increased due to specific advertising and marketing programs introduced this fiscal year.

Quarter Comparison

	Three Months Ended March 31,
Quarter Expense Analysis	2005	2004	Increase (decrease)		2005	2004
	(in thousands)			(percent)	(percentage of revenue)

Region expenses	$6,110	$4,942	$1,168	23.6%	7.8%	6.7%
Headquarters expenses	5,295	5,818	(523)	(9.0)	6.7	7.9

	Three Months Ended March 31,
Quarter Expense Analysis	2005	2004	Increase (decrease)		2005	2004
	(in thousands)			(percent)	(percentage of revenue)
Franchise expenses	321	315	6	1.9	0.4	0.4
Other depreciation and amortization	857	1,027	(170)	(16.6)	1.1	1.4
Interest expense, net	2,828	4,362	(1,534)	(35.2)	3.6	5.9
Other (income) expense, net	256	(279)	535	191.8	0.3	-0.4
Income taxes	6,578	5,449	1,129	20.7	8.4	7.4

     Region Expenses. Region expenses increased because of the addition of a two new regions and increases in salaries and benefits expense resulting from additional staffing in collections, facilities and real estate development related to supporting the growth in the number of stores.

     Headquarters Expenses. Headquarters expenses decreased primarily due to a reduction in bonus expense and the lease accounting reclassification. Landlord allowances, which had previously been recorded as a reduction to related leasehold improvements, should be reflected as deferred rent and amortized over the reasonably assured lease term as a reduction to rent expense rather than depreciation expense. These reductions were partially offset by increases in salaries expense and restricted stock expense.

     Franchise Expenses. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in our ACE Franchise Group. Franchise expenses increased slightly from the third quarter last year.

     Other Depreciation and Amortization. Other depreciation and amortization decreased due to the lower level of debt financing costs under our current bank credit agreement.

     Interest Expense, Net. Interest expense, net, decreased because of the repayment of the term loan during the fourth quarter of fiscal 2004 and lower average revolving advance balances.

     Other (Income) Expense, Net. Other (income) expense, net for the third quarter of fiscal 2005 consisted primarily of store closing expense related to the 14 company-owned stores closed during the quarter. Other (income) expense, net for the third quarter of fiscal 2004 included $0.3 million related to the gain on sale of one store and two parcels of unused land.

     Income Taxes. A total of $6.6 million was provided for income taxes, an increase of $1.1 million from $5.4 million in the third quarter of fiscal 2004. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes. The effective income tax rate for the third quarter of fiscal 2005 of 40% remained unchanged from the third quarter last year.

Nine Month Comparison

	Nine Months Ended March 31,
Quarter Expense Analysis	2005	2004	Increase (decrease)		2005	2004
	(in thousands)			(percent)	(percentage of revenue)

Region expenses	$17,135	$14,256	$2,879	20.2%	8.3%	7.6%
Headquarters expenses	15,041	14,954	87	0.6	7.3	· 7.9
Franchise expenses	909	899	10	1.1	0.4	0.5
Other depreciation and amortization	2,242	3,066	(824)	(26.9)	1.1	1.6
Interest expense, net	4,215	8,830	(4,615)	(52.3)	2.1	4.7
Other (income) expenses, net	322	(327)	649	198.5	0.2	-0.2
Income taxes	13,846	9,931	3,915	39.4	6.7	5.3

     Region Expenses. Region expenses increased because of the addition of two new regions and increases in salaries and benefits expense resulting from additional staffing in collections, facilities and real estate development related to supporting the growth in the number of stores.

     Headquarters Expenses. Headquarters expenses increased primarily due to an increase in salaries expenses and restricted stock expense, offset by a reduction in bonus expense and the lease accounting reclassification. Landlord allowances, which had previously been recorded as a reduction to related leasehold improvements, should be reflected as deferred rent and amortized over the reasonably assured lease term as a reduction to rent expense rather than depreciation expense.

     Franchise Expenses. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in our ACE Franchise Group. Franchise expenses increased slightly for the first nine months of last year.

     Other Depreciation and Amortization. Other depreciation and amortization decreased due to the lower level of debt financing costs under our current bank credit agreement.

     Interest Expense, Net. Interest expense, net, decreased because of the repayment of the term loan during the fourth quarter of fiscal 2004 and lower average revolving advance balances.

     Other (Income) Expenses, Net. Other (income) expense, net for the first nine months of fiscal 2005 consisted primarily of store closing expense related to the 30 stores closed during the period. Other (income) expense, net for the first nine months of fiscal 2004 included $0.5 million related to the gain on sale of five stores and two parcels of unused land, the payment of $0.5 million received to terminate a store lease, partially offset by expenses related to closing 15 stores.

     Income Taxes. A total of $13.8 million was provided for income taxes, an increase of $3.9 million from $9.9 million in the first nine months of fiscal 2004. The provision for income taxes was calculated based on a statutory federal income tax rate of 34%, plus a provision for state income taxes. The effective income tax rate for the first nine months of fiscal 2005 of 40% remained unchanged from the first nine months of last year.

Balance Sheet Variations

     Cash and cash equivalents, money orders payable and revolving advances vary because of seasonal and day-to-day requirements resulting primarily from maintaining cash for cashing checks and making short-term consumer loans, and the receipt and remittance of cash from the sale of money orders, wire transfers and bill payments. For the nine months ended March 31, 2005, cash and cash equivalents increased $3.5 million, compared to an increase of $1.3 million for the nine months ended March 31, 2004.

     Accounts receivable, net, of $4.1 million as of March 31, 2005 decreased $1.5 million from June 30, 2004 due to a reduction in fee income receivable from Republic Bank.

     Loans receivable, net, of $16.5 million as of March 31, 2005 decreased $0.5 million from June 30, 2004 due to the seasonality of our loan product, which typically reflects an increase in loan repayments during tax season. Loans receivable, net, does not include any of the Republic Loans available through our company-owned stores in Arkansas, Pennsylvania and Texas, because we serve only as marketing and servicing agent for Republic Bank regarding those Republic Loans and do not acquire or own any participation interest in any of those loans. Our agreement with Republic Bank provides for us to receive agency fees from Republic Bank, which fees are subject to reduction or offset by the losses from uncollected Republic Loans.

     Prepaid expenses, inventories and other current assets of $9.8 million as of March 31, 2005 decreased $0.8 million from June 30, 2004 due primarily to decreases in prepaid self-service machine lease expense and reduced deferred financing costs.

     Property and equipment, net, at March 31, 2005 increased $4.2 million from June 30, 2004 as a result of fixed asset additions, including acquired fixed assets, of $11.8 million (including $0.3 million for capitalized software development), an increase of $0.9 million for the lease accounting correction related to landlord allowances, offset by depreciation expense of $7.2 million and fixed asset retirements of $1.3 million. Goodwill, net, at March 31, 2005 increased $17.0 million from June 30, 2004 as a result of the 74 stores acquired during the nine months ended March 31, 2005. During the nine months ended March 31, 2005, we opened 51 newly constructed stores, acquired 74 stores, and closed or sold 33 company-owned stores.

     Other assets at March 31, 2005 increased by $1.7 million as a result of an increase in deferred financing costs related to the July 30, 2004 amendment to our bank credit agreement.

     Revolving advances at March 31, 2005 decreased by $9.0 million from June 30, 2004 due to more available cash during tax season.

     Accounts payable, accrued liabilities and other current liabilities at March 31, 2005 increased $6.5 million from June 30, 2004, primarily because due to an increase in income taxes payable.

     Money orders payable at March 31, 2005 increased by $0.7 million from June 30, 2004 primarily because of the higher volume due to the increased number of stores in the ACE network.

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

     At the end of each fiscal quarter, we analyze the loan loss provision and the allowance that has been computed based on the activity described above to determine if the allowance is adequate based on our understanding of what is occurring in the stores with customers, past loan loss experience, current economic conditions, volume and growth of the loan portfolio, timing of maturity, as well as collections experience. For this purpose, we treat each renewal of a loan in which no additional principal is advanced as a continuation of the initial loan. If necessary, we make adjustments to the provision and the allowance. No adjustments have been made this fiscal year.

     An analysis of the loan loss allowance with reference to our gross loans receivable (which does not include any Republic Loans) is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)
ACE Loans:
Gross loans receivable, beginning of period	$34,485	$27,828	$27,663	$21,734
Originations	103,915	87,825	336,489	270,845
Repayments	(104,773)	(87,431)	(323,026)	(257,639)
Charge-offs	(5,639)	(4,323)	(14,266)	(11,172)
Recoveries	589	111	1,717	242

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)
Gross loans receivable, end of period	28,577	24,010	28,577	24,010
Less: Allowance for losses on loans receivable	12,073	10,657	12,073	10,657

Loans receivable, net of allowance	$16,504	$13,353	$16,504	$13,353

Allowance for losses on loans receivable:
Beginning of period	$12,961	$11,108	$10,616	$8,734
Provision for loan losses	4,162	3,761	14,006	12,853
Charge-offs	(5,639)	(4,323)	(14,266)	(11,172)
Recoveries	589	111	1,717	242

End of period	$12,073	$10,657	$12,073	$10,657

Net loan charge-offs as a percent of matured loan volume (1)	4.8%	4.6%	3.8%	4.1%
Allowance as a percent of gross loans receivable	42.2%	44.4%	42.2%	44.4%

(1)	Matured loan volume represents all loans which became due and payable during the reporting period.

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

Collection Progression for Quarterly Loan Portfolios

	Collection Percentage
		Actual
Days Following Quarter	Target	Fiscal 2005	Fiscal 2004	Fiscal 2003
	First Quarter

30	91.5%	93.0%	92.8%	92.4%
90	93.2%	94.6%	94.9%	94.7%
180	94.8%	94.7%	95.1%	95.1%

	Second Quarter

30	91.5%	93.5%	93.9%	93.1%
90	93.2%	95.6%	95.6%	95.9%
180	94.8%		95.8%	96.1%

	Third Quarter

30	93.0%	94.9%	94.7%	93.5%

Collection Progression for Quarterly Loan Portfolios

	Collection Percentage
		Actual
Days Following Quarter	Target	Fiscal 2005	Fiscal 2004	Fiscal 2003
90	94.8%		96.0%	95.9%
180	95.7%		96.1%	96.1%

	Fourth Quarter

30	91.5%		93.2%	93.4%
90	93.2%		94.7%	95.4%
180	94.8%		95.1%	95.6%

     All loans not paid on the due date are considered delinquent, and no additional interest accrues after loan maturity. Loans past due (non-accrual) and loans ninety days or more past due at each date presented are as follows:

	March 31,
	2005	2004
	(in thousands)
ACE Loans:
Gross loans receivables, end of period	$28,577	$24,010

Loans past due (unpaid at due date)	10,504	9,041

Percentage of gross loans receivable	36.8%	37.6%

Loans past due 90+ days	$5,089	$4,128

Percentage of gross loans receivable	17.8%	17.2%

Off-Balance Sheet Arrangement with Republic Bank

     We are party to a marketing and servicing agreement with Republic Bank. Under this agreement, we provide various services to Republic Bank in connection with our marketing and servicing of Republic Loans in exchange for agency fees equal to a portion of the interest charged by Republic Bank based on loan volume. These services include advertising, application processing and collecting payments from Republic Bank’s customers. As of March 31, 2005, Republic Bank was offering Republic Loans in 418 of our company-owned stores in Arkansas, Pennsylvania and Texas. Approximately $21.0 million, or 10% of our total revenues in the nine months ended March 31, 2005 were fees paid to us by Republic Bank.

     Although we market and service these Republic Loans, Republic Bank is responsible for reviewing each loan application and determining whether such application is approved for a loan. We are not involved in the loan approval process, including with respect to determining the loan approval procedures or criteria, nor do we acquire or own any participation interest in these loans. Consequently, Republic Loans are not included in our loan portfolio or in our loans receivable and are not reflected on our balance sheet. Under our agreement, however, we are obligated to reimburse Republic Bank by paying it an amount equal to the net amount charged off by Republic Bank regarding its loans in our stores. Therefore, we could be obligated to pay Republic Bank for loan losses in an amount up to the total outstanding amount of Republic Loans recorded on Republic Bank’s financial statements, which was $8.3 million as of March 31, 2005.

     Because of our economic exposure for losses related to the Republic Loans, we have established a payable to reflect our anticipated losses related to uncollected Republic Loans that are 180 days or more past due. We believe that the loss experience with Republic Loans will be similar to the loss experience with those other loans because the loan products are similar in term, amount and credit quality. Accordingly, the payable for amounts due to Republic Bank for losses regarding Republic Loans has been established using the same methodology discussed in “– Loan

Portfolio” above. We cannot assure you, however, that our estimates will be accurate, and if the Republic Loan losses are materially greater than our recorded amount payable to Republic Bank, our financial condition could be materially adversely affected.

     An analysis of the loan loss allowance with reference to Republic Bank’s gross loans receivable (which are not included in our balance sheet) is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
	(in thousands)
Republic Loans:
Gross loans receivable, beginning of period	$11,413	$9,769	$9,434	$10,356
Originations	38,985	35,128	138,393	119,715
Repayments	(39,338)	(35,142)	(133,299)	(118,390)
Charge-offs	(2,873)	(2,913)	(6,360)	(4,764)
Recoveries	87	81	106	6

Gross loans receivable, end of period (1)	8,274	6,923	8,274	6,923

Liability for loan losses payable to Republic Bank:
Beginning of period	4,806	4,483	3,714	2,854
Provision	2,085	1,619	6,645	5,897
Charge-offs	(2,873)	(2,111)	(6,360)	(4,764)
Recoveries	87	1	106	5

End of period	4,105	3,992	4,105	3,992

Net loans receivable	$4,169	$2,931	$4,169	$2,931

Net loan charge-offs as a percent of matured loan Volume (2)	6.8%	5.7%	4.6%	4.0%
Liability as a percent of gross loans receivable	49.6%	57.7%	49.6%	57.7%

(1)	Republic Loans are not carried on our balance sheet.

(2)	Matured loan volume represents all loans which became due and payable during the reporting period

     All loans not paid on the due date are considered delinquent, and no additional interest accrues after loan maturity. Republic Loans past due (non-accrual) and Republic Loans ninety days or more past due at each date presented are as follows:

	March 31,
	2005	2004
	(in thousands)
Republic Loans:
Gross loans receivables, end of period	$8,274	$6,923

Loans past due (unpaid at due date)	4,887	3,797

Percentage of gross loans receivable	59.1%	54.8%

Loans past due 90+ days	$2,522	$1,766

Percentage of gross loans receivable	30.5%	25.5%

     For the nine months ended March 31, 2005, we provided approximately $6.6 million for losses on Republic Loans and charged-off $6.4 million related to these loans. The balance of the liability for Republic Loan losses reported in accrued liabilities as of March 31, 2005 was $4.1 million.

     The schedule below indicates the progression of receipts or collections of each “quarterly portfolio” of loans, consisting of Republic Loans. In this case, a “quarterly portfolio” is all of the Republic Loans that matured in a particular fiscal quarter. We can track the payment rates at different points of time for each quarterly portfolio.

     The assumed higher rate of payment in our third fiscal quarter is a result of improved collections during the annual tax season because of borrowers’ receipt of tax refunds.

Collection Progression for Quarterly Loan Portfolios

	Collection Percentage
		Actual
Days Following Quarter	Target	Fiscal 2005	Fiscal 2004	Fiscal 2003
	First Quarter

30	91.5%	91.6%	92.4%
90	93.2%	93.5%	94.8%
180	94.8%	94.3%	94.9%

	Second Quarter

30	91.5%	92.2%	93.6%
90	93.2%	94.9%	95.9%
180	94.8%		95.9%

	Third Quarter

30	93.0%	94.3%	94.7%	94.3%
90	94.8%		95.9%	96.6%
180	95.7%		96.0%	96.8%

	Fourth Quarter

30	91.5%		92.7%	91.8%
90	93.2%		94.3%	94.7%
180	94.8%		94.6%	94.8%

Liquidity and Capital Resources

Cash Flows from Operating Activities

     During the nine months ended March 31, 2005 and 2004, net cash provided by operating activities was $39.1 million and $36.1 million, respectively. The increase in cash flows from operating activities resulted from increased net income and the timing of remittances to product or service providers, such as Republic Bank, MoneyGram Payment Systems, Inc., and Travelers Express Company Inc.

Cash Flows from Investing Activities

     During the nine months ended March 31, 2005 and 2004, net cash used by investing activities was $30.2 million and $4.4 million, respectively. We used $10.8 million and $4.1 million during the nine months ended March 31, 2005 and 2004, respectively, for purchases of property and equipment related principally to new store openings and existing store remodelings. Expenditures related to store acquisitions were $19.4 million and $0.3 million for the nine months ended March 31, 2005 and 2004, respectively.

Cash Flows from Financing Activities

     Net cash used in financing activities for the nine months ended March 31, 2005 and 2004 was $5.5 million and $19.2 million, respectively. During the nine months ended March 31, 2005, we repaid $9.0 million of our revolving advance. We received $3.3 million from the exercise of stock options for the nine months ended March 31, 2005.

Certain Contractual Cash Commitments

     The table below summarizes our cash obligations for certain leases and acquisition notes payable outstanding as of March 31, 2005:

	Payments Due by June 30,
					2008 and
	Total	2005	2006	2007	thereafter
	(in thousands)
Operating leases	$58,800	$6,304	$21,604	$15,868	$15,022
Acquisition notes payable	347	20	117	117	93

Total	$59,147	$6,324	$21,721	$15,985	$15,115

     As part of our growth strategy, we intend to open new stores in existing and new markets. During the first nine months of fiscal 2005, we opened 42 new ACE Cash Express company-owned stores, and we anticipate opening an additional 18 ACE Cash Express company-owned stores by the end of fiscal 2005. During the first nine months of fiscal 2005, we opened nine new ACE Cash Advance stores, and we anticipate opening an additional 11 ACE Cash Advance stores by the end of fiscal 2005. Exclusive of acquisitions, the resulting anticipated net gain is approximately 40 to 45 company-owned stores in fiscal 2005 after store dispositions and closings.

     The capital cost of opening a new ACE Cash Express store varies depending on the size and type of store, but is typically in the range of $65,000 to $75,000. This capital cost includes leasehold improvements, signage, computer equipment and security systems. MoneyGram Payment Systems, Inc. pays us a cash incentive for each new location opened, which is accounted for as deferred revenue that is recognized over the remaining life of the MoneyGram Agreement. In addition, the typical ACE Cash Express company-owned store requires working capital of $80,000 to $100,000 to fund operating cash and the store’s loan portfolio once the store matures.

     Our total capital expenditures, excluding acquisitions, are anticipated to be approximately $15.0 million during our fiscal year ending June 30, 2005, in connection with the opening of approximately 60 new ACE Cash Express company-owned stores, the opening of approximately 20 ACE Cash Advance stores, the relocation or remodeling of certain existing stores, maintenance, and ongoing upgrades of our information system. The actual amount of capital expenditures will depend in part on the number of new stores opened, the number of stores acquired, and the number of existing stores that are relocated or remodeled. We believe that our existing resources, anticipated cash flows from operations and credit facilities will be sufficient to finance our anticipated capital expenditures and operational requirements during fiscal 2005. The approximately 60 new ACE Cash Express company-owned stores and the 20 new ACE Cash Advance stores, including the 51 stores already opened, and after closings and dispositions, will require approximately $5.4 million of working capital to fund operating cash and additions to our loan portfolio.

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

     We have selected the third alternative described above as the annual interest rate for our current borrowings, and as of the end of March 2005, that interest rate was calculated using LIBOR plus 2.25%. Upon an event of default under the amended credit agreement, the applicable annual interest rate is increased by three hundred basis points.

     Interest on the outstanding principal amount borrowed under the amended credit agreement is payable monthly. The outstanding principal amount borrowed and all interest accrued under the primary revolving line-of-credit facility is payable on June 30, 2008. The outstanding principal amount and all interest accrued under the seasonal revolving line-of-credit facility is payable on March 15 of each year. At the end of each fiscal quarter, beginning March 31, 2005, we must pay the lenders a commitment fee equal to 0.5% per annum of the average daily unused portion of the credit available under the amended credit agreement (which is the unused portion of the $140 million throughout the year and the unused portion of the $60 million seasonal facility from December 15 through March 15 each year). We must also pay Wells Fargo Bank an annual agency fee of $60,000 in advance on each July 30. We paid $1.2 million in arrangement fees and up-front fees relating to the amended credit agreement. We may (a) at any time reduce, in whole or in part (in $5 million increments), the available amount of the credit facilities provided in the amended credit agreement and (b) subject to certain conditions, prepay, in whole or in part, the revolving credit facilities provided by the amended credit agreement without penalty or premium.

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

•	to limit our capital expenditures during each fiscal year to $20 million;

•	to limit any single acquisition of assets or capital stock of an entity in the retail financial services business to a purchase price of no more than $10 million and to assets or entities that have a positive cash flow for the 12 months preceding such acquisition, unless otherwise agreed upon by the lenders;

•	to reduce our risk of increases in interest rates by entering into one or more interest-rate swap agreements to convert to fixed-rate obligations our floating- or variable-rate interest obligations with respect to the lesser of (a) $30 million and (b) 50% of the average amount of the unpaid loans outstanding during the prior month; and

•	to maintain the following financial coverage ratios:

•	our consolidated net worth at any time cannot be less than $133.7 million plus 75% of all net income earned in a calendar quarter, without deduction for any quarterly losses, plus 100% of the proceeds of any equity offering;

•	at the end of any fiscal quarter, our debt-to-EBITDA ratio cannot be more than 2.75 to 1.00 through December 31, 2005 and 2.50 to 1.00 thereafter;

•	at the end of each fiscal quarter, our cash flow coverage ratio cannot be less than 1.25 to 1.00.

     As of March 31, 2005, we were in compliance with each of the covenants under the amended credit agreement. The payment and performance of our obligations under the amended credit agreement and the documents ancillary thereto are secured by liens on all or substantially all of our and its subsidiaries’ assets (other than Ace Funding, LLC’s, our wholly-owned consolidated subsidiary responsible for borrowings related specifically to funds utilized by self-service machines during tax season). All of our subsidiaries (other than Ace Funding, LLC) guaranteed our obligations under the amended credit agreement. Our payments and obligations to Travelers Express Company, Inc. under the Money Order Agreement and the Money Transfer Agreement (regarding MoneyGram services are secured by a lien in favor of Travelers that is subordinated to the liens made pursuant to the credit agreement. We entered into an Intercreditor Agreement dated as of July 31, 2004 that includes agreements regarding the priority of distributions to the credit agreement lenders and Travelers Express upon foreclosure and liquidation of the collateral subject to these security agreements.

Self-Service Machine Funding Arrangement

     We placed 130 of our self-service check-cashing machines in certain retail offices of H&R Block Tax Services, Inc. during the 2005 tax season. In accordance with our existing multi-year license agreement with H&R Block, the self-service machines were available to cash only tax refund checks and tax refund anticipation loan checks of H&R Block customers. H&R Block is entitled to a portion of the tax fees collected varying by level of fees collected. Our agreement with H&R Block has a term through July 1, 2006, and will automatically renew for one-year periods thereafter absent 60 days’ prior notice to terminate by either of the parties. Either party may terminate the agreement at an earlier date if the non-terminating party (i) fails to timely cure a default under the agreement or (ii) is bankrupt or insolvent.

     For the 2005 tax season, we obtained a maximum of $190 million of cash or currency for the self-service machines placed in the H&R Block retail offices through an arrangement with Ace Funding LLC, our wholly owned subsidiary, as borrower, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, a German bank, as arranger and liquidity agent, and Autobahn Funding Company LLC, as lender.

     We expect to have the existing funding arrangement in place through the 2007 tax season. If this type of financing were not available, we would need to evaluate the continuation of this service offering. For financial reporting purposes, Ace Funding is our consolidated subsidiary and all borrowings by Ace Funding under this arrangement, all amounts paid by Ace Funding under this arrangement and all check cashing fees received by us from the self-service machines subject to this arrangement are and will be reflected in our consolidated financial statements. All borrowings under this arrangement for the 2005 tax season were repaid in full by March 31, 2005.

     The revenue and contribution to profit from this specific operation does not have a material impact on the operations of the Company. The tax revenue generated from 130 and 219 self-service machines for the nine months ended March 31, 2005 and 2004 was $1.0 million and $1.1 million, respectively.

Swap Agreements

     To reduce our risk of greater interest expense because of interest-rate fluctuations, we enter into interest-rate swap agreements from time to time, which effectively convert a portion of our floating-rate interest obligations to fixed-rate interest obligations.

     On April 23, 2003, we entered into an interest-rate swap agreement with JP Morgan Chase Bank, regarding a notional amount of $60 million, associated with the revolving advance facility under our bank credit agreement, to be effective until March 31, 2006. On May 31, 2004, the notional amount was reduced from $60 million to $30 million and increased to $45 million on January 1, 2005. The fixed rate effective on March 31, 2005, prior to adding the applicable margin, was 2.965%, and including the applicable margin was 5.215%. Following the end of the quarter, we amended our interest rate swap agreement to reduce the notional amount to $35 million from $45 million, with the maturity date extended to September 30, 2006 from March 31, 2006, and the interest rate unchanged until March 31,2006. The interest rate from March 31, 2006 through September 30, 2006 will be 4.2625% prior to adding the applicable margin. See Note 3 to our Interim Consolidated Financial Statements.

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

Impact of Inflation

     We believe our results of operations are not materially impacted by the levels of inflation.

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

     Although we believe that the current views and expectations reflected in these forward-looking statements are reasonable, those views and expectations, and the related statements, are inherently subject to risks, uncertainties, and other factors, many of which are not under our control and may not even be predictable. Risks, uncertainties and other factors, including those described in “Risk Factors” below, could cause actual results to differ materially from those described in the forward-looking statements. We expressly disclaim any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in our views or expectations, or otherwise. We make no prediction or statement about the performance of our common stock.

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

     Our business requires significant amounts of cash for services and inventory. Much of that cash is obtained through borrowing. Therefore, we have, and we expect to have, a significant amount of outstanding debt and may incur additional debt in the future as we seek to expand our business. As of March 31, 2005, our short-term debt was $51.0 million, and we had no material long-term debt.

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

The industry in which we operate is strictly regulated at both the federal and state level. Changes in current laws and regulations, or the application of future laws and regulations, may have a material adverse effect on our business, results of operations and financial condition.

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

Short-term consumer loan services have come under increased scrutiny and regulation. If the restrictions created by such regulations increase, or if short-term consumer loans become prohibited in the states where we offer these loans, we would be materially adversely affected.

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

     In addition, Republic Bank & Trust Company, a Kentucky state-chartered bank for which we act as marketer and servicer of its short-term consumer loans, is subject to federal and state banking regulations. The State of Kentucky is the primary regulator of Republic Bank, and the Federal Deposit Insurance Corporation, or FDIC, is the back-up federal regulator of Republic Bank. The FDIC issued guidelines governing permissible arrangements between a state-chartered bank and a marketer and servicer of its payday loans in July 2003, and issued revised guidelines in March 2005. The guidelines apply to our marketing and servicing agreement with Republic Bank regarding the offering of Republic Loans at our stores in Arkansas, Pennsylvania and Texas and our servicing activities regarding those loans. The guidelines describe the FDIC’s expectations for a bank’s prudent risk-management practices regarding payday loan marketing and servicing relationships. They address bank capital requirements, allowances for loan losses and loan classifications as well as income recognition, collection-recovery practices and compliance with consumer protection laws when a bank engages in payday lending.

     The revised FDIC guidelines issued in March 2005 include a requirement that banks (such as Republic Bank) develop procedures to ensure that a payday loan is not provided to any customer with payday loans from any lender for more than three months in the previous 12 months. Assuming an average term of approximately 15 days, this limits the number of payday loans a customer may have from all lenders during any 12-month period to six. The revised FDIC guidelines also suggest that supervised lenders should offer a customer subject to such a limitation, or refer such a customer to, a longer-term loan product. It is unclear at this time what procedures and/or alternate products the FDIC may accept as conforming with the revised guidelines. If the implementation and enforcement of the revised FDIC guidelines or any newly promulgated guidelines by the FDIC, or any order, law, rule or regulation by the State of Kentucky or the FDIC, were to have the effect of significantly curtailing Republic Bank’s short-term consumer lending services, our revenues derived from fees from Republic Bank would be adversely affected, unless we could offer, or we could secure an agreement with another financial institution not subject to such limitations to offer, similar or alternate services. We cannot assure you that we would be successful in offering similar or alternate services or finding such a replacement financial institution, in the latter case especially because arrangements like ours with Republic Bank are coming under increasing political and regulatory scrutiny. Lawsuits filed against banks offering these short-term consumer loans, such as one filed by the New York State Attorney General’s office in September 2003 discussed below, may hinder our ability to partner with a replacement bank or to establish relationships with new banks in other states as part of our growth strategy. Any alternate or similar services or agreement with a replacement bank or new bank may also not be on terms as favorable to us as our current agreement with Republic Bank.

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

     In particular, we may become subject to litigation or regulatory proceedings focusing on our relationship with Republic Bank. If we were to be recharacterized as the lender of these Republic Bank loans, then the interest charged for these loans would violate most of the applicable states’ usury laws which impose maximum rates of interest or finance charges that a non-bank lender may charge, and any resulting refunds or penalties we would likely incur would materially adversely affect our results of operations and financial condition. While there are differences between the Goleta loans and the Republic Bank loans, principally that we do not acquire participations in Republic Bank loans, and while we believe we are not the lender under this arrangement with Republic Bank, we cannot assure you that a regulator or a borrower will not try to recharacterize us as the true lender. For example, although we do not offer short-term consumer loans in New York, in September 2003 the New York State Attorney General’s office filed a lawsuit against a Delaware state-chartered bank and the companies servicing its short-term consumer loans through a structure that is in some respects similar to our agreement with Republic Bank.

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

If our estimates of our loan losses are not adequate to absorb known or probable losses, we may be materially adversely affected.

     We maintain an allowance for loan losses at levels to cover the anticipated losses in the collection of our ACE Loan portfolio. We determine our allowance for loan losses based upon a review of historical loan losses and the loan portfolio. Our allowance for loan losses is periodically reviewed by our management. For the nine months ended March 31, 2005, our loan loss provision was $14.0 million, and we charged-off $12.5 million related to our loans. Our loan loss provision, however, is an estimate, and if actual loan losses are materially greater than our loan loss provision, our financial condition could be materially adversely affected.

     With respect to the Republic Loans, we are obligated to reimburse Republic Bank for loan losses on a monthly basis. As a result, we could be potentially obligated to pay Republic Bank for loan losses in an amount up to the total outstanding amount of Republic Loans recorded on Republic Bank’s financial statements, which was $8.3 million as of March 31, 2005. This amount is not included on our balance sheet. For the nine months ended March 31, 2005, we provided a payable of approximately $6.6 million for losses on Republic Loans and charged-off $6.4 million related to Republic Loans. The balance of the liability for Republic Loan losses reported in accrued liabilities as of March 31, 2005 was $4.1 million. The payable to Republic Bank is, however, an estimate. If actual Republic Loan losses are materially greater than our recorded amount payable to Republic Bank, our financial condition could be materially adversely affected.

A significant portion of our consumer lending business is derived from our relationship with Republic Bank, and a loss of that relationship could materially adversely affect us.

     Under our marketing and servicing agreement, we provide various services to the Republic Bank in connection with our marketing and servicing of Republic Loans in exchange for agency fees equal to a portion of the interest charged by Republic Bank based on loan value. As of March 31, 2005, Republic Bank was offering its Republic Loans in 418 of our company-owned stores in Arkansas, Pennsylvania and Texas. Approximately 10% of our total revenues in the nine months ended March 31, 2005 were derived from fees paid to us by Republic Bank.

     The FDIC has set limits on the dollar amount of short-term consumer loans Republic Bank can have outstanding at any given time based on its capital. In addition, the revised guidelines for short-term, also referred to as payday, lending issued by the FDIC in March 2005 include a requirement that banks (such as Republic Bank) develop procedures to ensure that a payday loan is not provided to any customer with payday loans from any lender for more than 3 months in the previous 12 months. If the implementation and enforcement of the revised FDIC guidelines or any newly promulgated guidelines by the FDIC, or any order, law, rule or regulation by the State of Kentucky or the FDIC were to have the effect of significantly curtailing Republic Bank’s short-term consumer lending services, or any other events involving Republic Bank outside of our control were to occur, our ability to grow this portion of our business could be materially adversely affected. In addition to customary termination provisions, our agreement with Republic Bank can be terminated by either party if aggregate net charge-offs of Republic Loans during a particular quarter exceed a specified level. Although net charge-offs have typically exceeded the contractual percentage, thereby giving rise to an ability by either party to terminate the agreement, neither party has exercised its ability to terminate.

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

If Republic Bank’s loan approval process is flawed and more loans go uncollected, we could be materially adversely affected.

     Our agreement with Republic Bank provides for us to market and service Republic Loans offered at our company-owned stores. Republic Bank is responsible for reviewing each loan application and determining whether such application is approved for a loan. We are not involved in the loan approval process, including with respect to determining the loan approval procedures or criteria. However, under our agreement with Republic Bank, we are required to reimburse Republic Bank for loan losses on a quarterly basis. If Republic Bank’s loan approval process is flawed and an increased number of loans that are made are uncollected, our results of operations and financial condition could be materially adversely affected.

We are subject to franchise law and regulations that govern our status as a franchisor and regulate some aspects of our franchise relationships. Our ability to develop new franchised stores and to enforce contractual rights against franchisees may be adversely affected by these laws and regulations, which could cause our franchise revenues to decline and adversely affect our growth strategy.

     We are subject to federal and state laws and regulations, including the regulations of the Federal Trade Commission as well as similar authorities in individual states, in connection with the offer, sale and termination of franchises and the regulation of the franchisor-franchisee relationship. Our failure to comply with these laws could subject us to liability to franchisees and to fines or other penalties imposed by governmental authorities. In addition, we may become subject to litigation with, or other claims filed with state or federal authorities by, franchisees based on alleged unfair trade practices, implied covenants of good faith and fair dealing, payment of royalties, location of stores, advertising expenditures, franchise renewal criteria or express violations of franchise agreements. We cannot assure you that we will not encounter compliance problems from time to time or that material disputes will not arise with one or more franchisees. Accordingly, our failure to comply with applicable franchise laws and regulations, or disputes with franchisees, could have a material adverse effect on our results of operations, financial condition and growth strategy.

Our current and future business growth strategy involves new store acquisitions and new store openings, and our failure to manage our growth or integrate or manage new store acquisitions may adversely affect our business, results of operations and financial condition.

     Our growth strategy consists principally of combining acquisitions and new store openings (both company-owned and franchised stores) and increasing comparable store sales of existing services. Acquisitions may entail numerous integration risks and impose costs on us, including:

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

     Our continued growth is dependent upon a number of factors, including the availability of adequate financing and suitable store locations, acquisition opportunities and experienced management employees, the ability to obtain any required government permits and licenses and other factors, some of which are beyond our control. We cannot assure you that we will be able to grow our business successfully through acquisitions and new store openings. Our failure to grow or complete the integration of any acquired business could have a material adverse effect on our business, results of operations and financial condition.

If we lose key management or are unable to attract and retain the talent required for our business, we could be materially adversely affected.

     Our future success depends to a significant degree upon the members of our senior management, particularly Jay Shipowitz, our President and Chief Executive Officer. The loss of the services of Mr. Shipowitz or other members of senior management could harm our business and development. Our continued growth also will depend upon our ability to attract and retain additional skilled management personnel. If we are unable to attract and retain personnel as needed in the future, we could be materially adversely affected.

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

     In addition, the risk that we assume upon cashing a check is that the check will be uncollected because of insufficient funds, stop payment orders, or fraud. If the amount of checks we cash that are uncollected increases significantly, we will be materially adversely affected.

Our money transfer and money order revenues are derived from a key third-party relationship and a loss of that relationship could materially adversely affect us.

     We are a party to a money order agreement with Travelers Express under which we exclusively sell Travelers Express money orders that bear our logo. Under this agreement, we are obligated to make prompt remittances of money order proceeds. We are also an agent for the receipt and transmission of wire transfers of money through the MoneyGram network in accordance with an agreement with Travelers Express and MoneyGram Payment Systems, Inc., an affiliate of Travelers Express. Approximately 7.2% and 7.1% of our total revenues for the nine months ended March 31, 2005 and for the fiscal year ended June 30, 2004, respectively, were derived from these agreements. Our relationship with Travelers Express and its affiliates is therefore significant to our business. Accordingly, if any disruption in this relationship occurs, it could materially adversely affect us.

Any disruption in the availability of our information systems could materially adversely affect operations at our stores.

     Our information systems include a proprietary point-of-sale system in our stores and a management information system. The personal computer-based point-of-sale system is fully operational in all company-owned stores, is used by our self-service machines for cashing checks and accepting third-party bill payments and is licensed for use by our franchised stores. The management information system is designed to provide summary and detailed information to district managers, regional vice presidents and corporate managers at any time through internet connectivity. Any disruption in the availability of our information systems could affect our operations, and materially adversely affect us.

Part of our business is seasonal, which causes our revenues to fluctuate and may adversely affect our ability to service our debt.

     Our business is seasonal to the extent of the impact of cashing tax refund checks and tax refund anticipation loan checks. The impact of these services is primarily in the third and fourth quarters of our fiscal year. Also, our short-term loan business declines slightly in the third fiscal quarter as a result of customers’ receipt of tax refund checks and tax refund anticipation loans. This seasonality requires us to manage our cash flows over the course of the year. If our revenues were to fall substantially below what we would normally expect during certain periods, our annual financial results would be adversely impacted and our ability to service our debt may also be materially adversely affected.

Because we maintain a significant supply of cash in our stores, we may be subject to cash shortages due to employee error and theft.

     Since our business requires us to maintain a significant supply of cash in each of our stores and (during tax season) each of our self-service machines, we are subject to the risk of cash shortages resulting from employee errors and theft. Although we have implemented various procedures and programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, we cannot assure you that employee error and theft will not occur. Material occurrences of error and theft could lead to cash shortages and could materially adversely affect our results of operations.

Risks Related to our Common Stock

The price of our common stock may be volatile.

     In the past three years, stocks listed on the Nasdaq National Market, as our common stock is, have experienced high levels of volatility and significant declines in value from their historic highs. The trading price of our common stock has fluctuated, and may continue to fluctuate, substantially from time to time. The fluctuations could cause you to lose part or all of your investment in our shares of common stock. Those factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of financial services companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts;

•	general economic conditions and trends;

•	major catastrophic events;

•	loss of a significant client or clients;

•	sales of large blocks of our stock; or

•	departures of key personnel.

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

     As of March 31, 2005, our principal shareholders, directors and executive officers, and entities affiliated with them, owned approximately 15% of the outstanding shares of our common stock. As a result, these shareholders, if acting together, are able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium of their common stock as a party of a sale of our company and might ultimately affect the market price of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, particularly including changes in interest rates that might affect the costs of our financing under our existing credit agreement. To mitigate the risks of changes in interest rates, we use derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes. To reduce our risk of greater interest expense because of interest-rate fluctuations, we have entered into interest-rate swap agreements, which effectively converted a portion of our floating-rate interest obligations to fixed-rate interest obligations, as described in Note 3 to our Interim Consolidated Financial Statements.

The fair value of our existing interest-rate swaps was a liability of $7,000 as of March 31, 2005. The associated underlying debt has equaled or exceeded the notional amount for each swap throughout the existence of the swap, and we anticipate that it will continue to do so. Each existing swap is based on the same index as, and repriced on a consistent basis with its corresponding underlying debt.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved from time to time in various legal proceedings incidental to the conduct of our business. Management believes that no current pending or threatened legal proceedings will result in any material impact on the Company’s financial condition, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding our repurchases of shares of Common Stock during the quarter ended March 31, 2005:

				Maximum
				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May
			Part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
	Shares Purchased	Per Share	Programs	Programs
Period	(1)	(1)	(2)	(2)
January 1 – January 31	—	—	—	$2,200,000
February 1 – February 28	7,138	$0.01	—	$2,200,000
March 1 – March 31	—	—	—	$2,200,000

Total	7,138	$0.01	—	$2,200,000

(1)	All of these shares were issued as restricted stock under our 1997 Stock Incentive Plan, and upon forfeiture, we privately repurchased them from the grantees of the restricted stock for the per share amount (par value) paid by them. These repurchases were not made as part of our publicly announced repurchase program.

(2)	Our Board of Directors has authorized the repurchase of up to $5 million shares of our Common Stock on the open market or in negotiated transactions. During Fiscal 2000 and 2001, we repurchased 211,400 shares at an average price of $12.81 per share. Since then, no shares have been repurchased. The repurchase program does not have an expiration date, but will terminate when we have made all of the authorized repurchases or earlier by our Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
10.1	Ninth Amendment to Lease Agreement dated October 21, 2003, between the Company and Greenway Tower Joint Venture.

10.2	Tenth Amendment to Lease Agreement dated July 26, 2004, between the Company and Greenway Tower Joint Venture.

10.3	Addendum No. 1 to Money Transfer Agreement dated as of October 31, 2003, between the Company and Travelers Express Company, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE CASH EXPRESS, INC.

May 9, 2005	By:	/s/ WILLIAM S. MCCALMONT

William S. McCalmont Executive Vice President and Chief Financial (Duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
10.1	Ninth Amendment to Lease Agreement dated October 21, 2003, between the Company and Greenway Tower Joint Venture.

10.2	Tenth Amendment to Lease Agreement dated July 26, 2004, between the Company and Greenway Tower Joint Venture.

10.3	Addendum No. 1 to Money Transfer Agreement dated as of October 31, 2003, between the Company and Travelers Express Company, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.