Form 10-K
period 2005-06-30
ACE CASH EXPRESS INC/TX
filed 2005-09-12
CIK 849116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
As of December 31, 2004, the aggregate market value of voting stock (based upon the last reported sales price on The Nasdaq Stock Market) held by nonaffiliates of the registrant was $342,041,167.
As of September 7, 2005, the number of shares of the Common Stock outstanding was 13,709,963.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ACE CASH EXPRESS, INC.
FORM 10-K
For the Year Ended June 30, 2005

PART I
ITEM 1. BUSINESS
Overview
     We began operations in 1968, and were incorporated as a Texas corporation in March 1982. We are a leading retailer of financial services, including check cashing, short-term consumer loans and bill payment services. As of June 30, 2005, we had a total network of 1,371 stores in 37 states and the District of Columbia, consisting of 1,142 company-owned stores and 229 franchised stores. This makes us the largest owner, operator and franchisor of check cashing stores in the United States and one of the largest providers of short-term consumer loans, also known as payday loans. We focus on serving unbanked and underbanked consumers, many of whom seek alternatives to traditional banking relationships in order to gain convenient and immediate access to check cashing services and short-term consumer loans. We seek to develop and maintain the largest network of stores in each of the markets where we operate. Our growth strategy is to open new stores, franchise stores in new and existing markets, opportunistically acquire stores, and introduce new services into our store network.
     Our stores offer check cashing, loans and other retail financial services at competitive rates in clean settings during hours convenient for our customers. Our stores are located in highly visible, accessible locations, usually in strip shopping centers, free-standing buildings and kiosks located inside retail stores.
     Our reportable segments are strategic business units that differentiate between company-owned and franchised stores. Company-owned store revenue is generated from customer-transaction processing in stores owned by the Company, and franchised store revenue is generated from the franchise fees charged for opening the franchised store and on-going royalty fees received from franchisees. For more information on our segment financial information, please see Note 2 to our Consolidated Financial Statements.
     Website Access to Reports. Through our website at www.acecashexpress.com we provide free access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Forms 3, 4 and 5 filed by reporting persons, and all amendments thereto, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. In addition, the Securities and Exchange Commission maintains a website that contains reports, proxy and information statements, and other information regarding the Company at www.sec.gov.
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
     We believe there are currently over 22,000 short-term consumer loan stores operating in the United States. While the majority of these stores offer only the short-term consumer loan service, some of these stores also offer other services such as check cashing or pawn loans.
     Other financial services. In addition to check cashing and short-term consumer loan services, most stores offer customers a range of other services, including bill payments, money orders and money transfers. Most stores also offer photocopying, fax transmission services and postage stamps.
Competitive Strengths
     We offer a menu of retail financial services delivered through our growing network of 1,371 stores conveniently located in close proximity to where our customers live and work. We believe that our store employees provide a professional experience that our customers value, which allows us to better understand their present and future financial service needs. We intend to capitalize on the following competitive strengths in order to grow our company:
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
     Our Operational Goals for fiscal 2006 are to:
•	provide quality customer service and take pride in our store appearance;

•	reduce cash shortages in our stores;

•	reduce forgeries;

•	increase our in-store loan payoffs;

•	reduce the number of times our stores open late or close early;

•	properly staff our stores for peak schedules;

•	increase the number of daily loan transactions;

•	reduce overtime hours;

•	increase the number of new customer transactions; and

•	provide more customers with the ACE Prepaid Mastercard®.

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
     Proven Acquisition Strategy. From 1991 to present, we grew from 181 to 1,142 company-owned stores, in large part, as a result of a disciplined acquisition strategy. Of our 1,142 stores, 451 were acquired in 111 separate transactions. Acquired stores are quickly integrated into our existing store base following the deployment of our proprietary point-of-sale system. By implementing our Operational Goals and information systems, we are typically able to increase revenue and gross margin in our acquired stores and to enhance the acquired stores’ service offerings. The average cost of converting an acquired store to an ACE store consists primarily of expenditures related to new signage, implementation of our point-of-sale system and minor store remodeling. We believe there are opportunities to continue to improve the results in some of our recently acquired stores.
     Experienced Management Team. Our executive management team is a blend of company veterans and recent key additions that have experience in the check cashing industry as well as other retail-based businesses. These employees have demonstrated an ability to grow retail businesses profitably through new store openings, acquisitions and franchising. Jay Shipowitz, our Chief Executive Officer, who was promoted from President and Chief Operating Officer to Chief Executive Officer on July 1, 2004, has been with us since 1997 and has managed all areas of operations and finance during his tenure. Barry Barron, our Executive Vice President and Chief Operations Officer, has been with us since 2001 and has extensive experience operating company-owned and franchised restaurant locations. We believe that our executive management team’s experience has allowed us to deliver a consistent service offering to our customers, which in turn has generated higher levels of customer loyalty and positioned us to capitalize on future growth opportunities.
Growth Strategy
     A key objective of our network growth strategy is to have the most locations in each market and to offer the broadest selection of financial services in our industry. We believe that by offering the convenience of high-density store locations, exceptional customer service and a broad suite of retail financial services, we will achieve a high level of customer satisfaction. The key elements of our growth strategy are as follows:
     Open Company-Owned Stores. We have identified several key geographic areas or markets for the development of both ACE Cash Express stores as well as ACE Cash Advance stores. These markets were identified following a review of the country’s top standard metropolitan statistical areas and an internal evaluation of each market’s ability to support our store development program.
     Specific trade areas are identified within each geographic market based upon our assessment of the area’s demographics and traffic patterns. Our real estate department then seeks to identify specific site locations within each trade area. The specific site is then presented for approval to our Capital Approval Committee consisting of our President and Chief Executive Officer, Executive Vice President and Chief Operations Officer, and our Executive Vice President and Chief Financial Officer. The Capital Approval Committee bases its decision to approve a specific site and to pursue the development of a store on such factors as the terms of the lease, the visibility of the store, the capital cost of the proposed store and the trade area’s demographics.
     We opened 80 company-owned stores in fiscal 2005 (including 20 ACE Cash Advance stores), compared to 53 stores in fiscal 2004 and 14 stores in fiscal 2003. Our company-owned store growth in fiscal 2003 was less than our historical new store growth primarily due to limitations on capital expenditures imposed by our bank credit agreement through March 31, 2003. Our current bank credit agreement enables us to pursue our company-owned store growth strategy more aggressively. We expect to open approximately 50 to 60 new ACE Cash Express company-owned stores and 50 to 60 ACE Cash Advance company-owned stores, with a net gain of approximately 70 to 100 company-owned stores after store closures, in fiscal 2006. We are still targeting an aggregate net gain of approximately 300 company-owned stores for the five-year period ending June 30, 2008.
     A decision to close a store is typically based upon store performance or our inability to obtain favorable lease renewal terms. Company-owned stores are evaluated for closure during our quarterly business reviews and at the end of the store’s lease term or any renewals of the lease term. A landlord may also choose not to renew the lease at the end of its term. We closed 32 stores in fiscal 2005, 24 stores in fiscal 2004, and 28 stores in fiscal 2003. This represents 3%, 2%, and 3% of total company-owned stores as of June 30, 2005, 2004 and 2003, respectively.
     Company-owned stores are sold infrequently. Company-owned stores that are sold are typically located in isolated geographic areas that do not fit into our overall strategic geographic development plans. We sold six stores in fiscal 2005, five stores in fiscal 2004, and 23 stores in fiscal 2003.
     Continue Franchise Store Development. Our goal is to be the industry leader in offering quality franchising opportunities and exceptional support systems and services to existing and potential franchisees. We believe that by offering attractive investment opportunities and exceptional franchisee support systems and services, we will attract potential franchisees to partner with us rather than other franchisors.
     Our franchise department seeks to locate franchised stores in geographic markets that are not designated for company-owned development. The franchise department targets specific trade areas within each geographic market and identifies potential franchisees within these trade areas. These potential franchisees are then contacted to determine their level of interest in developing an ACE Cash Express store. Potential franchisees interested in developing stores also contact the franchise department directly.
     We opened 48 franchised stores in fiscal 2005, compared to 32 franchised stores in fiscal 2004 and 26 stores in fiscal 2003. As of June 30, 2005, we had 229 franchised stores and we believe our targeted markets will provide additional ACE franchise stores across the United States. Currently, we have franchise agreements for the development of over 100 new franchise stores.
     A franchise agreement may be terminated if the franchisee does not comply with the franchise agreement. Subject to the terms of the franchise agreement, a franchisee may also elect to voluntarily close a store or leave the ACE system based upon a variety of factors specific to the individual franchisee. In either case, we consider these closed stores, whether or not the store actually closes or is re-branded. In fiscal 2005, one franchised store was closed, compared to 15 franchised stores in fiscal 2004 and eight franchised stores in fiscal 2003.
     Pursue Opportunistic Acquisitions. A key element of our network growth strategy is to acquire existing check-cashing stores and to re-brand them as ACE Cash Express stores. Since 1991, we have acquired over 500 check-cashing stores. We have not acquired any monoline payday loan stores but may do so in the future.
     Our evaluation of an acquisition candidate is based upon that store’s existing revenue and cash flow, our ability to introduce additional services enhancing revenue growth, our assessment of the store’s geographic market and its consistency with our strategic development plans and our expectation that we can introduce our proprietary information systems and Operational Goals to the store generating operating efficiencies.
     A decision to acquire a store is reached following an assessment of the factors noted above and a financial review of our anticipated return on investment. Acquisitions requiring an investment of greater than $1 million are approved by our board of directors.

     We believe that our extensive experience with acquisitions allows us to efficiently integrate acquired stores into our network. In fiscal 2005, we acquired 74 stores compared to 34 stores in fiscal 2004 and two stores in fiscal 2003.
     Introduce New Services. In addition to our current broad service offering, we continuously evaluate new services for possible introduction into our stores. For example, in fiscal 2002, we entered into a written agreement with NetSpend Corporation, a prepaid payments company, whereby we offer prepaid debit cards in our stores. The MasterCard® prepaid debit card offered through NetSpend allows our customers to “load” cash onto these cards and use them wherever MasterCard debit cards are accepted. Pursuant to our agreement, we receive from the customer a portion of the purchase price of the cards and a convenience fee for loads on the cards. In addition, we receive from NetSpend an additional portion of the purchase price of the card and commissions based on the aggregate amount loaded or direct deposited on the cards, the number of purchases or ATM withdrawal transactions made with the cards and account maintenance and subscription fees paid by the customer. Our agreement with NetSpend expires on March 31, 2007, and will automatically renew for one year periods thereafter absent 365 days’ prior notice by either of the parties. Either party may terminate the agreement at an earlier date if the non-terminating party (i) fails to pay to the terminating party amounts when due, (ii) fails to timely cure a default under the agreement or (iii) is bankrupt or insolvent. During fiscal 2005, we and our franchisees sold approximately 187,000 cards and loaded a total face value of more than $575 million. Revenues generated under this NetSpend agreement during fiscal 2005, 2004, and 2003 were $7.3 million, $4.6 million, and $2.7 million, respectively, which represents 2.7%, 1.9%, and 1.2% of our net revenues for such periods, and are included in Bill Pay revenue. We believe that our distribution network, with 1,371 network stores in 37 states and the District of Columbia, makes us an ideal partner for financial service companies seeking to gain immediate access to our customer base. Our distribution network allows us to offer our customers new services through third parties, without incurring the costs associated with a proprietary research and development process.
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
     Improve Operating Efficiency. As our business grows, we seek to further improve our operating efficiency. We have outlined a list of Operational Goals to maximize the profitability potential of our stores. Our employees are evaluated and compensated, in part, based on their achievement of these goals, which we adjust each year to account for the continued improvement in our business. We believe that by focusing on these specific goals and tying them to employee compensation, we can further enhance the operating efficiency of our stores as well as overall operating margins. As a result of continued improvement in our operating model, we increased our gross margin during fiscal 2005 as compared to fiscal 2004.
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
     Our customer profile is diverse. Based on a survey of our customers, we believe the demographic composition of our customer base to be as follows:
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
Our Services
     We offer convenient, fee-based services to meet the needs of our customers, including check cashing, short-term consumer loans, bill payment, money transfer and money order services and other retail financial services. The following table reflects the major categories of services that we currently offer and the revenues from these services for the indicated fiscal years:

	Fiscal Year Ended June 30,
	2005	2004	2003
	(in thousands)
Check cashing	$131,619	$129,194	$125,703
Short-term consumer loans	91,793	77,029	70,806
Bill payments	20,266	16,961	13,507
Money transfers	11,868	11,136	10,898
Money orders	6,875	6,330	6,960
Franchising	3,180	2,774	2,346
Other fees	3,048	3,235	4,069

Total revenue	$268,649	$246,659	$234,289

     Check cashing. Our primary business is cashing checks for a fee. We primarily cash payroll checks, but we also cash government assistance, tax refund and insurance checks or drafts. Subject to market conditions at different locations, our check cashing fees for payroll checks are approximately 2.3% of the face amount of the check, and this fee is deducted from the cash returned to the customer. We may charge higher rates for cashing out-of-state checks, handwritten checks, money orders and insurance checks or drafts, depending on risk and market factors. Unlike many of our competitors, we display our check cashing fees in full view of our customers on a menu board in each store and provide a detailed receipt for each transaction. Although we have established guidelines for approving check cashing transactions, we have no preset limit on the size of the checks we will cash.
     During fiscal 2005, our company-owned stores cashed approximately 13.3 million checks with an aggregate face amount of approximately $5.3 billion. The face amount of the average check was $396 and our average fee per check was $9.98, or 2.5%, of the average check.
     The full amount of the check fee is recognized as revenue at the time of the transaction with no allowance for anticipated returned checks. If a check cashed by us is returned for any reason, we record the face amount of the check (which includes the check fee) as a loss in the period in which it is returned in other store expenses. We then transfer the check to our collection department, which contacts the maker and payee of each returned check to initiate the collection process. Our collection department utilizes a proprietary automated tracking system to monitor the status of all returned items. The percent of check fee revenue attributable to returned checks was 0.11%, 0.15%, and 0.14% for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.
     Short-term consumer loans. We are engaged in the short-term consumer loan business because we believe that many consumers have limited access to other sources of consumer credit. In general, the short-term consumer loans offered at our stores involve providing a customer with cash in exchange for the customer’s check or an authorization to debit the customer’s bank account, along with an agreement to defer the deposit of that check or the initiation of that debit on the customer’s account, as the case may be, for a term of 14 days and in some cases until the customer’s next payday, typically two to four weeks later. If the customer returns to the store and repays the loan, we return the check to the customer. If the customer fails to repay the loan, we deposit the check or debit the customer’s checking account. If the check is returned or the debit is rejected for insufficient funds or any other reason, we contact the customer and initiate collection efforts. Customers must have a checking account in order to apply for a short-term consumer loan.
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
     Since January 1, 2003, all of the short-term consumer loans offered at our company-owned stores have consisted of either short-term consumer loans made by us or short-term consumer loans made by Republic Bank & Trust Company, a Kentucky state-chartered bank. As of June 30, 2005, we were offering short-term consumer loans in 621 of our owned stores and Republic Bank was offering short-term consumer loans in 427 of our company-owned stores in Texas, Pennsylvania and Arkansas. As of June 30, 2005, we did not offer short-term consumer loans in 92 of our company-owned stores in Georgia, Maryland and North Carolina due to an unfavorable regulatory environment in those states. During the fiscal year ended June 30, 2005, we made approximately 1.6 million short-term consumer loans and Republic Bank made approximately 578,000 short-term consumer loans through our stores. The average advance provided to a customer in our short-term consumer loan transactions was $277 and the average finance charge paid to us was $41.17. The average advance provided to a customer by Republic Bank loan made through our stores was $319 and the average finance charge was $56.30. As of June 30, 2005, the gross receivable for short-term consumer loans made by us was approximately $31.8 million. In addition, we are obligated to pay Republic Bank for loan losses in an amount up to the total outstanding amount of Republic Bank loans recorded on Republic Bank’s financial statements, which was $10.7 million as of June 30, 2005.
     For the short-term consumer loans we offer, the customer’s application data is electronically transmitted to our centralized computer system, which scores the loan with a proprietary loan-scoring system. An approval or denial is communicated back to the store, where the required loan documentation or adverse action form is printed for the customer. Loans made by Republic Bank are scored in a similar process, but Republic Bank is responsible for reviewing each loan application and determining whether such application is approved for a loan. We are not involved in the loan approval process or the determination of the Republic Bank loan approval procedures or criteria. For our fiscal year ended June 30, 2005, our provision for loan losses, including our accrual for anticipated payments to Republic Bank for losses on their loans, as a percentage of matured loan volume (which represents all loans which became due and payable during the reporting period) for our loans and for Republic Bank loans combined was 4.4%, compared to 4.7% for fiscal 2004. At the end of each fiscal quarter, we analyze the loan loss provision, our loan loss allowance and the accrued liability to Republic Bank, that has been computed to determine if our estimates of the allowance and liability are adequate based on our understanding of past loan loss experience, current economic conditions, volume and growth of the loan portfolios, timing of maturity, as well as collections experience.
     On March 1, 2005, the Federal Deposit Insurance Corporation, or FDIC, issued revised Guidelines for Payday Lending which provide guidance to banks that engage in payday lending, and include a requirement that such banks develop procedures to ensure that a payday loan is not provided to any customer with payday loans outstanding from any lender for more than three months in the previous 12 months. The revised FDIC guidelines became effective on July 1, 2005, and affect the loans offered at our stores by Republic Bank. In fiscal 2006, we have introduced two new loan products to our Texas customers and one new loan product to our customers in Arkansas and Pennsylvania that provide alternatives to the loan product offered by Republic Bank. These new loan products will provide consumers who exceed the maximum allowable payday loans under the revised FDIC guidelines access to the credit they require.
     In our stores in Texas, Arkansas and Pennsylvania, commencing August 1, 2005, we began offering a 20-week, 10-payment installment loan product made by the First Bank of Delaware to customers that have reached the limits outlined by the FDIC guidelines. In our stores in Texas, commencing on July 1, 2005, we began offering customers who do not qualify for either the Republic Bank loan or the First Bank of Delaware loan a 32-day, single-installment loan permitted under Texas law.
     Bill payments. Our stores serve as payment locations for customers to pay many of their utility, telephone and other bills to third parties and also serve as a distribution point for bank-issued prepaid debit cards.
     Upon acceptance of the customer’s bill payment, we remit the amount owed to the third party on the next business day under an agreement with that payee and either receive a service fee from the payee or collect a fee from the consumer. The agreements generally have a three-to-five year term, but oftentimes renew automatically unless written notice is provided by either party. We offer these services primarily through agreements directly with various product and service providers, such as Verizon, Sprint, TXU (a Texas utility company), and Baltimore Gas & Electric. These agreements vary in term and fee structure based on estimated quantity and volume of future customer payments. In fiscal 2005, our company-owned stores processed approximately 7.9 million bill payment transactions through agreements with 139 service providers for revenue of $13.0 million. In fiscal 2004, our company-owned stores processed approximately 7.8 million bill payment transactions through agreements with 102 service providers for revenue of $12.4 million.
     Our stores also offer NetSpend’s ACE MasterCard debit card, which allows customers to “load” cash onto a MasterCard debit card and use it wherever MasterCard debit cards are accepted. We receive a fee when customers purchase the card, load cash on the card, use it for a purchase or use it at an automated teller machine for a cash withdrawal. During fiscal 2005, our company-owned stores sold approximately 172,000 prepaid debit cards and loaded more than $527 million onto these cards, compared to fiscal 2004, when we sold approximately 133,000 cards and loaded more than $245 million onto these cards.
     Money transfers. We are an agent for the transmission and receipt of wire transfers through the MoneyGram® network, the second largest wire transfer provider after Western Union. Through this network, our customers can transfer funds electronically to any of approximately 75,000 MoneyGram agent locations worldwide, including our stores. MoneyGram establishes the fees for this service and pays us a commission.
     Money orders. We sell money orders issued by Travelers Express in any amount up to $1,000. These money orders are generally used by our customers for bill payments, rent payments and other general disbursements. We sold approximately 7.6 million money orders during fiscal 2005. The fees charged for money orders depend on local market conditions and the size of the money order. We remit the face amount of each money order sold to Travelers Express. Our money order revenues include the fee paid by our customers and the recognition of deferred revenue related to contract incentive payments.
     Franchising. We sell several types of ACE franchises, including: a standard store franchise; a store-within-a-store or kiosk franchise; a small market franchise for market areas with a population under 15,000; and a conversion franchise that permits an existing check cashing business to convert to an ACE franchisee. Our franchise revenues consist of an initial franchise fee of up to $30,000 and monthly royalties of up to 6% of revenue. There were 229 company-franchised stores in operation as of June 30, 2005, compared to 204 as of June 30, 2004, and we currently have franchise agreements with franchisees to develop over 100 new franchise stores.
     We franchise our stores in order to complement our company-owned growth and network expansion plans in a cost effective manner. By expanding into new geographic markets, we increase our brand awareness and create further purchasing power with our vendors and a pipeline for future acquisition opportunities. Typically, we have a right of first refusal to purchase the franchised store. We acquired 22, 13 and two franchised stores during the years ended June 30, 2005, 2004 and 2003, respectively.
     In order to qualify potential franchisees, we primarily evaluate their financing viability, familiarity with the industry and prior business experience. The franchisee is responsible for the capital cost of opening the store, including leasehold improvements, signage, computer equipment and security systems, operating costs and working capital. We have no obligation to finance any costs related to start-up or operations for the franchisees. Franchises are financed by the franchisee with their own financing sources.
     Other services. In many company-owned stores, we offer a variety of other retail financial services to our customers, such as photocopying, fax transmission services, postage stamps and various prepaid services, including long-distance telephone cards.
     We lease self-service machines, which utilize our internally developed point-of-sale system and are able to cash checks, sell prepaid long-distance telephone cards, sell money orders and process third-party bill payments. As of June 30, 2005, we had seven machines in company-owned locations and we had 44 bill payment self-service machines located at a third-party service provider’s locations. We placed 130 self-service machines in H&R Block retail locations for use during the 2005 tax season (i.e., January through March). The machines in H&R Block locations only cash refund anticipation loan checks issued to customers of H&R Block.
     Our tax business self-service machines are leased over various terms, typically 3 to 5 years, but our corresponding annual lease expense is recognized during the tax season. After tax season, the machines remain in H&R Block offices, but are unused until the next tax season. Lease expense for self-service machines used during tax season for the fiscal years ended June 30, 2005, 2004 and 2003 was $0.7 million, $1.3 million, and $1.6 million, respectively.
New Store Economics
     The capital cost of opening a new ACE Cash Express store varies depending on the size and type of store, but is typically in the range of $65,000 to $85,000, before the Moneygram incentive. This capital cost includes leasehold improvements, signage, computer equipment and security systems. MoneyGram pays us an incentive for each new ACE Cash Express company-owned location opened, which is accounted for as deferred revenue that is recognized over the remaining life of our contract with MoneyGram. For more information, see “Relationships with the Money Order and MoneyGram Suppliers” below. During fiscal 2005, we opened 60 ACE Cash Express stores. In addition, the typical store requires working capital of $80,000 to $100,000 to fund operating cash and the store’s loan portfolio. It typically takes approximately one year for a store to break even on a store margin basis. First-year losses typically average $15,000 to $30,000 per store.

     The capital cost of a mature ACE Cash Advance store is typically in the range of $35,000 to $45,000, and includes leasehold improvements, signage, computer equipment and security systems. A new ACE Cash Advance store requires working capital of $70,000 to $100,000. During fiscal 2005, we opened 20 ACE Cash Advance stores.
     The following tables show the average annual store revenues and the average gross margin for ACE Cash Express company-owned stores (excluding acquired stores) which were opened in the year indicated and were open as of June 30, 2005:

	Number of	Average Store Revenues
	Stores Open at	Year Ended June 30,
Year Opened:	June 30, 2005	2005	2004	2003	2002	2001
		(in thousands)
1996 and earlier	273	$282.2	$284.2	$270.4	$272.5	$241.0
1997	33	285.1	270.7	248.1	242.2	209.1
1998	45	255.0	252.8	243.5	228.8	191.8
1999	60	232.7	216.3	206.0	199.2	164.4
2000	59	217.0	210.1	191.9	180.4	127.1
2001	41	236.7	215.1	187.9	143.0	34.3
2002	35	210.6	183.6	128.9	35.6	—
2003	12	207.7	160.3	36.2	—	—
2004	42	122.8	28.7	—	—	—
2005	60	39.9	—	—	—	—

	660
ACE Cash Advance stores (1)	31
Acquired stores (1)	451

	1,142

	Number of	Average Store Gross Margin
	Stores Open at	Year Ended June 30,
Year Opened:	June 30, 2005	2005	2004	2003	2002	2001
			(in thousands)
1996 and earlier	273	$119.3	$117.8	$110.7	$116.0	$80.4
1997	33	117.5	98.0	89.1	88.8	56.0
1998	45	89.8	78.9	84.0	81.4	44.9
1999	60	79.2	61.1	59.5	55.0	16.5
2000	59	66.6	54.8	48.3	46.3	(6.7)
2001	41	71.2	51.5	39.4	8.6	(21.3)
2002	35	63.7	37.7	(1.4)	(26.4)	—
2003	12	58.2	16.3	(18.3)	—	—
2004	42	(14.3)	(31.7)	—	—	—
2005	60	(29.3)	—	—	—	—

	660
ACE Cash Advance stores (1)	31
Acquired stores (1)	451

	1,142

(1)	ACE Cash Advance and acquired store count are provided on this newly constructed ACE Cash Express store economics table to delineate mix between ACE Cash Express newly constructed , ACE Cash Advance and acquired stores in our company-owned store network. A similar table for ACE Cash Advance and acquired stores would not provide a useful performance trend because we have just recently begun opening ACE Cash Advance stores, and acquired store performance varies significantly depending on the number of years that the store has been open prior to acquisition
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
     We close stores in the normal course of business for various reasons, including inadequate operating performance, lease expirations and shopping center closings. During fiscal 2005, 2004 and 2003, we closed 32, 24 and 28 company-owned stores, respectively.

Company-owned Store Locations and Operations
     The following map illustrates the number and location of company-owned stores in operation as of June 30, 2005:
     The following table illustrates the development of company-owned stores since June 30, 2001:

	Company-Owned Stores
	As of June 30,
Market Area	2005	2004	2003	2002	2001
Texas	368	340	328	329	326
California	92	87	85	88	90
Colorado	78	66	53	56	53
Arizona	73	72	75	72	75
Florida	65	63	68	91	91
Pennsylvania	43	16	16	16	9
Georgia	39	44	46	50	50
Ohio	38	27	25	24	18
Tennessee	38	39	18	18	19
Maryland	36	38	39	39	40
Virginia	34	32	29	29	29
Louisiana	33	35	27	27	25
Indiana	30	28	26	25	25
Washington	23	14	13	13	13
Oklahoma	20	20	21	23	23
Arkansas	18	8	8	8	8
North Carolina	16	18	16	16	16
South Carolina	16	10	10	13	13
Washington, D.C.	15	16	16	16	16
Nevada	15	15	14	14	14
New Mexico	13	13	11	10	10
Missouri	11	11	11	11	11
Oregon	9	7	8	8	7
Kansas	6	6	4	4	4
Kentucky	5	—	—	—	—
Wisconsin	5	—	—	—	—
Alabama	3	1	1	3	3

Total	1,142	1,026	968	1,003	988

     We typically locate our company-owned stores in highly visible, accessible locations and operate during convenient hours for our customers. We locate stores on high traffic streets or intersections. Our stores occupy approximately 1,200 square feet on average and are located in strip shopping centers and free-standing buildings. As of June 30, 2005, we also operate approximately 70 smaller kiosks located inside retail stores. We are focused on increasing the customer’s awareness of ACE by using consistent signage and store design at each location. All but two of our company-owned stores are leased.
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
Franchised Store Locations
     The following map illustrates the states in which our franchisees operate stores and the number of stores in operation as of June 30, 2005:
     We are the largest franchisor of check cashing stores in the United States. Our franchises are marketed through a dedicated sales force, supplemented by advertising in newspapers, trade journals and other media.
     The following table illustrates the development of franchised stores since June 30, 2001:

	Franchised Stores
	As of June 30,
Market Area	2005	2004	2003	2002	2001
Texas	42	51	55	56	55
Ohio	21	20	18	16	14
Arizona	15	9	5	3	2
South Carolina	15	14	13	8	8
Florida	14	13	16	14	13
North Carolina	13	8	6	7	7
Oklahoma	13	11	11	11	9
Tennessee	11	8	7	7	7
California	10	9	10	11	12
Colorado	8	7	6	4	3
Louisiana	8	6	12	12	12
Kansas	7	6	5	4	1
Missouri	6	6	4	3	3
Oregon	6	5	4	4	4
Georgia	5	4	6	6	7
Wisconsin	4	2	1	1	—
Alabama	3	2	—	—	1
Indiana	3	2	2	2	2
Virginia	3	1	1	1	—
Arkansas	2	2	1	1	1
Delaware	2	2	2	1	1
Idaho	2	2	2	2	1
Iowa	2	—	—	—	—

	Franchised Stores
	As of June 30,
Market Area	2005	2004	2003	2002	2001
Maine	2	2	1	1	1
Michigan	2	1	1	1	1
Minnesota	2	2	2	2	2
New Mexico	2	—	—	—	—
Hawaii	1	1	1	—	—
Mississippi	1	1	2	1	1
New Jersey	1	1	1	1	1
Pennsylvania	1	1	—	—	—
South Dakota	1	1	1	1	1
Wyoming	1	1	1	1	1
Kentucky	—	3	3	2	2
Connecticut	—	—	—	—	2

Total	229	204	200	184	175

     We are planning to continue our expansion through the sale of new franchises and the opening of additional stores under existing franchise agreements.
Advertising and Marketing
     Our marketing efforts are designed to increase revenues by developing products that meet the needs of our consumers, create customer loyalty and introduce new customers to the ACE brand. We achieve this by differentiating our products in ways that are the most relevant to customers, generating interest and use with promotional activity and providing consumers with great customer service.
     We have been effective in marketing our services through in-store programs with high-impact, consumer relevant point-of-purchase materials. We implement additional promotions to maximize key seasonal revenue opportunities, including holidays and tax season.
     In fiscal 1996, we introduced a free loyalty and retention program called ACE Plus which rewards customers with free phone cards, discounted transaction fees and cash rebates based on points accumulated for each customer’s check cashing transactions. During fiscal 2005, we launched a new loyalty program in several markets, which provides similar rewards, but allows customers to earn points on all ACE transactions. We record a refund obligation as a reduction of revenue based on the cost of expected point redemption. Since inception, approximately 8 million customers have joined the ACE Plus program. Approximately 2 million customers have used their ACE Plus card in the last 12 months.
     We are continuously testing new ways of communicating and promoting our products and services, which include direct mail and print in both English and Spanish, telemarketing and enhanced bilingual in-store communications.
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
     Our information systems department has a staff of approximately 60 employees. Our development staff primarily focuses on designing and testing new point-of-sale enhancements as well as ongoing development of the management information systems infrastructure. Our store and customer help desk staff provides assistance to our store managers related to transaction procedures, as well as directly answering customer questions.
     We operate a wide area data communications network for our stores that has reduced customer waiting times, increased reliability and allowed the implementation of new service enhancements. Each of our stores has from two to four networked PCs that run the Windows XP® operating system on standard Intel-based PCs. We run our proprietary point-of-sale software on each of the PCs in order to control and record all retail transactions at the store. Connected to each PC are several peripherals, including a money order dispenser, receipt printer, laser printer, check scanner, cash drawer and debit card PIN pad.
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
Security
     Employee safety is critical to us. Almost all company-owned store employees work behind bullet-resistant Plexiglas® and steel-reinforced partitions. Each company-owned store’s security measures include safes, alarm systems monitored by third parties, teller area entry control, perimeter opening entry detection and tracking of all employee movement in and out of secured areas. All stores are currently using a centralized security system through a third-party provider. The centralized security system includes identical alarm systems in all stores, remote control activated alarms, arming/disarming and changing user codes and mechanically and electronically controlled time-delay safes. Although we do not have a contractual indemnification agreement with our security provider for the full amount of store losses, any amounts received from the security provider as compensation for losses (which have historically been minimal) are recorded in store expenses as a reduction of the loss. Under our crime insurance policy for store theft, no claims were made in fiscal 2005, 2004 or 2003. Under our crime insurance policy for self-service machines, no claims were made in fiscal 2005 or 2004 and claims recovered in fiscal 2003 were recorded as a reduction of the loss.

     Our business requires our stores to maintain a significant supply of cash. We are therefore subject to the risk of cash shortages resulting from employee and non-employee theft and employee errors. Although we have implemented various programs to reduce these risks and provide security for our facilities and employees, we cannot assure you that these problems will be eliminated. During fiscal 2005, 2004 and 2003, cash shortages from employee errors and from theft were approximately $1.2 million (0.4% of revenue), $0.9 million (0.4% of revenues) and $1.3 million (0.6% of revenues), respectively.
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
Human Resources
     Our operations consist of company-owned stores, including ACE Cash Express and ACE Cash Advance stores and franchised stores.
     ACE Cash Advance and franchised store operations are each managed by a division vice president. Our company-owned ACE Cash Express store operations are organized by regions. Each region has a regional vice president who reports to one of three division vice presidents of operations and is responsible for the operations, administration, training and supervision of company-owned stores in his or her region. We currently have 13 regional vice presidents who are responsible for the operations of approximately 85 stores each. We currently have 92 district managers, each of whom reports to the regional vice president for his or her region and is directly responsible for the general management of up to 20 stores within his or her territory. These district managers are responsible for hiring, scheduling, store operations, local marketing and employee relations. Each store manager reports to a district manager and has direct responsibility over his or her store’s operations.
     Each region also has a human resources manager that coordinates recruiting, hiring and training (initial and on-going) within the region. We are committed to hiring only nationally certified human resources managers. Currently, ten of our 13 managers are certified and the remaining three are preparing for the certification tests in 2005 and 2006. All human resources managers attend an annual three-day conference at the corporate office and must complete 60 hours of continuing education every three years to maintain their national certification.
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
     All store employees undergo a thorough criminal background check, social security check, credit check, employment verification, drug screening and two-step interview process before employment. In 2001, we created a compensation and career path program to provide employees with competitive pay rates and opportunities for advancement. We offer a complete and competitive benefits package to attract and retain employees.

Employees
     At June 30, 2005, we had 2,711 employees, including 1,021 service associates at company-owned stores, 1,271 store managers, 92 district managers, 13 regional vice presidents, 208 regional support personnel (located in regional offices and the corporate headquarters), 99 corporate employees and seven franchise personnel. We use third-party firms to conduct background checks, credit checks and drug tests of all of our prospective employees.
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
Relationship with Republic Bank
     We are party to a marketing and servicing agreement with Republic Bank. Under this agreement, we provide various services to Republic Bank in connection with our marketing and servicing of Republic Bank’s short-term consumer loans in exchange for a service fee equal to a portion of the interest charged by Republic Bank based on loan volume. These services include advertising, application processing and collecting payments from Republic Bank’s customers. As of June 30, 2005, Republic Bank was offering its loans in 427 of our company-owned stores in Arkansas, Pennsylvania and Texas. Approximately 10.4%, 9.7% and 3.9% of our total revenues in fiscal 2005, 2004 and 2003, respectively, were derived from fees paid to us by Republic Bank. The term of our agreement with Republic Bank expires January 1, 2008, but either party may terminate this agreement at an earlier date if (i) the non-terminating party fails to timely cure a material default under, or an inaccurate representation or warranty in, the agreement, (ii) either party’s performance under the agreement is rendered illegal or materially adversely affected as a result of changes in law, (iii) the terminating party is notified by any governing regulatory agency that such party’s performance of its obligations under the agreement may be unlawful, unsafe or unsound or may jeopardize such party’s standing or rating with such agency, or (iv) the non-terminating party is bankrupt or is in receivership. In addition, provided we are not in default under the agreement, we may terminate this agreement at an earlier date if Republic Bank ceases to fund the short-term consumer loans we market, or if applicable law is amended or changed in a manner that has an adverse effect on our ability to continue servicing these Republic Bank Loans. Finally, we may exclude from the agreement all of our stores in a particular state if we determine that we can profitably engage in that state in short-term consumer loan transactions independent of Republic Bank or any other bank subject to similar restrictions on making such short-term loans; except that the stores in Arkansas or in Pennsylvania may not be excluded before January 1, 2006, and the stores in Texas may not be excluded before April 1, 2006.
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
     Under our agreement with Republic Bank, we are obligated to reimburse Republic Bank by paying it an amount equal to the net amount charged off by Republic Bank, less Republic Bank’s established reserves. We could be obligated to pay Republic Bank for loan losses in an amount up to the total outstanding amount of Republic Bank loans recorded on Republic Bank’s financial statements, which was $10.7 million as of June 30, 2005. Therefore, we record a liability for our anticipated payments to Republic Bank for losses on their loans, partially offset by amounts due to us from Republic Bank. We determine our allowance for loan losses and our payable to Republic Bank based upon a review of historical and recent loan losses and the loan portfolio. For the year ended June 30, 2005, we provided approximately $8.7 million for losses on Republic Bank loans and charged-off $8.4 million related to these loans. The balance of the liability for Republic Bank loan losses reported in accrued liabilities as of June 30, 2005 was $4.0 million.

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
     State Regulations. In some states, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements. We operate in 19 states or jurisdictions that have licensing and/or fee regulations regarding check cashing: Arizona, Arkansas, California, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, Washington, Wisconsin, and the District of Columbia. We are licensed in each of the states or jurisdictions in which a license is currently required for us to operate as a check cashing company. To the extent these states have adopted ceilings on check cashing fees, those ceilings are in excess of or equal to the fees we charge.
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
     In addition, federal regulations require us to report suspicious transactions involving at least $2,000 to FinCEN. The regulations generally describe three classes of reportable suspicious transactions—one or more related transactions that the money services business knows, suspects, or has reason to suspect (1) involve funds derived from illegal activity or are intended to hide or disguise such funds, (2) are designed to evade the requirements of the Bank Secrecy Act, or (3) appear to serve no business or lawful purpose. Because of our point-of-sale system and transaction monitoring systems, we do not believe that compliance with the existing reporting requirement and the corresponding record keeping requirements has had or will have any material impact on our operations.
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
     Short-term Consumer Loans. Short-term consumer loans, also known as payday loans, are strictly regulated by federal guidance and state laws and regulations. The Office of the Comptroller of the Currency, which supervises national banks, took action in 2002 to effectively prohibit certain national banks from offering and making short-term consumer loans because of various risks it believes short-term consumer lending poses to those banks. Also, during the last few years, legislation has been introduced in the U.S. Congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that would prohibit or severely restrict short-term consumer loans. For example, in December 2002, we ceased offering short-term consumer loans at our stores in Alabama, Georgia and North Carolina as a result of laws enacted restricting short-term consumer loans in those states. As a result of more recently enacted laws in Alabama permitting short-term consumer loans, beginning July 2004, we resumed offering short-term consumer loans at our stores in that state. More recently, the Georgia state legislature passed a law banning short-term consumer loans in that state. We intend to continue, with others in the short-term consumer loan industry, to inform and educate legislators and to oppose legislative or regulatory action that would prohibit or severely restrict short-term consumer loans. Nevertheless, if legislative or regulatory action with that effect were taken on the federal level or in states in which we have a significant number of stores, that action would have a material adverse effect on our loan-related activities and revenues. Moreover, similar action by states where we are not currently conducting business could result in us having fewer opportunities to pursue our growth strategy.
     Since January 1, 2003, all of the consumer loans offered at our stores have consisted of (1) short-term, single-installment consumer loans we made, (2) short-term, single-installment consumer loans Republic Bank made or (3) since August 1, 2005, longer-term, multi-installment loans First Bank of Delaware made. Our activities as a short-term consumer lender obligate us to comply with the consumer-disclosure requirements of the federal Truth in Lending Act and Regulation Z adopted under that act. Our activities as a collection agent for our past-due loans, past-due Republic Bank loans and past-due First Bank of Delaware loans obligate us to comply with the federal Fair Debt Collection Practices Act and corresponding regulations and certain state laws and regulations regarding collection practices and to register as a collection agency in certain states.
     Republic Bank is subject to supervision and regular examinations by the Kentucky Department of Financial Institutions and the FDIC. First Bank of Delaware is subject to supervision and regular examinations by the Delaware Department of Banking and the FDIC. The FDIC issued guidelines governing permissible arrangements between a state-chartered bank and a marketer/servicer of its short-term loans, also referred to as payday loans, in July 2003, and issued revised guidelines in March 2005. The guidelines apply to our marketing and servicing agreements with Republic Bank and First Bank of Delaware regarding the offering of each such bank’s loans at our stores in Arkansas, Pennsylvania and Texas and our servicing activities regarding those loans. The guidelines describe the FDIC’s expectations for a bank’s prudent risk-management practices regarding payday loan marketing and servicing relationships. They address bank capital requirements, allowances for loan losses and loan classifications as well as income recognition, collection-recovery practices and compliance with consumer protection laws when a bank engages in payday lending.
     The revised FDIC guidelines issued in March 2005 include a requirement that banks (such as Republic Bank and First Bank of Delaware) develop procedures to ensure that a payday loan is not provided to any customer with payday loans from any lender for more than three months in the previous 12 months. Assuming an average term of approximately 15 days, this limits the number of payday loans a customer may have from all lenders during any 12-month period to six. The revised FDIC guidelines also suggest that supervised lenders should offer a customer subject to such a limitation, or refer such a customer to, a longer-term loan product. The revised FDIC guidelines became effective July 1, 2005. In response to the revised FDIC guidelines, since August 1, 2005, customers at our stores in Texas, Pennsylvania and Arkansas who are denied a shorter-term Republic Bank loan, may apply for a longer-term First Bank of Delaware installment loan. It is unclear at this time what procedures and/or alternate products the FDIC may accept as conforming with the revised guidelines. If the implementation and enforcement of the revised FDIC guidelines or any newly promulgated guidelines by the FDIC, or any order, law, rule or regulation by the States of Kentucky or Delaware or the FDIC, were to have the effect of significantly curtailing either Republic Bank’s short-term consumer lending services or First Bank of Delaware’s installment lending services, our revenues derived from fees from Republic Bank or First Bank of Delaware would be materially adversely affected, unless we could offer, or we could secure an agreement with another financial institution not subject to such limitations to offer, similar or alternate services. We cannot assure you that we would be successful in offering similar or alternate services or finding such a replacement financial institution, in the latter case especially because arrangements like ours with Republic Bank and First Bank of Delaware are coming under increasing political and regulatory scrutiny. Lawsuits filed against banks offering short-term consumer loans, such as one filed by the New York State Attorney General’s office in September 2003, may hinder our ability to partner with a replacement bank or to establish relationships with new banks in other states as part of our growth strategy. Any alternate or similar services or agreement with a replacement bank or new bank may also not be on terms as favorable to us as our current agreements with Republic Bank and First Bank of Delaware.
     Each of Republic Bank and First Bank of Delaware is also subject to FDIC inspection and authority, and as a result of our marketing and servicing activities, we too are subject to such inspection and authority. To the extent an inspection involves review of the Republic Bank loans, the First Bank of Delaware loans or any related processes, the regulatory authority may require us to provide requested information and to grant access to our pertinent locations, personnel and records.
Relationships with the Money Order and MoneyGram Suppliers
     Money Order Agreement. We are a party to a money order agreement with Travelers Express Company, Inc., which became effective on December 17, 1998 and expires on December 31, 2007. Under this agreement, we exclusively sell Travelers Express money orders that bear our logo. The money order agreement obligates us to make prompt remittances of money order proceeds. Our payment and other obligations to Travelers Express under the money order agreement and the MoneyGram Agreement (described below) are secured by a subordinated lien on our assets in accordance with security agreements described in Note 3 of Notes to Consolidated Financials Statements.
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
     MoneyGram Agreement. We act as an agent for the receipt and transmission of wire transfers of money through the MoneyGram network in accordance with a money transfer agreement with Travelers Express and MoneyGram Payment Systems, Inc., an affiliate of Travelers Express, that became effective on January 1, 2001 and expires on December 31, 2007. If MoneyGram has paid us a bonus after January 1, 2001, the agreement will extend according to a formula which, as currently calculated, would provide for an extension through August 2008. We agreed to offer and sell only MoneyGram wire transfer services during the seven-year term of this MoneyGram Agreement. Under the MoneyGram Agreement, we earn commissions for each transmission and receipt of money through the MoneyGram network effected at a company-owned location; those commissions equal varying percentages of the fees charged by MoneyGram Payment Systems to consumers for the MoneyGram services.
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
Relationship with H&R Block/SSM Arrangements
     We are a party to a multi-year license agreement with H&R Block Tax Services, Inc. under which we may place our self-service machines (“SSMs”) in various H&R Block retail offices during the tax season (i.e., January through March) of each year. Those SSMs are available to cash only tax refund and tax refund anticipation loan checks for H&R Block’s customers. We receive check-cashing fees from customers who use those SSMs, and we pay H&R Block fees that vary according to the value of the checks cashed in those SSMs. We placed over 130 SSMs in H&R Block retail offices during the 2005 tax season, and anticipate placing between 100 and 150 SSMs at H&R Block retail offices during the 2006 tax season.
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
ITEM 3. LEGAL PROCEEDINGS
Putative Class Actions
     On June 1, 2005, Perseveranda Goins, Marie Aficial and Antonia Torres filed in the Superior Court of the State of California for the County of San Diego, a putative class action seeking damages and injunctive relief against us and Your Financial Resource, Inc., one of our franchisees, alleging, among other things, that we and our franchisee violated various California state law requirements with respect to the making of short-term consumer loans to the plaintiffs by, among other things, failing to make proper disclosures to the plaintiffs and assessing plaintiffs’ insufficient funds fees in excess of the statutory maximum. On July 1, 2005, the defendants removed the lawsuit to the Federal District Court for the Southern District of California.
     On June 13, 2005, Rebecca Webb and Pamela List, both of whom are our former employees, filed in the United States District Court for the Eastern District of Texas, Marshall Division, a putative class action against us under the Fair Labor Standards Act seeking to recover overtime wages allegedly due to “center managers” and “managers-in-training” who regularly worked in excess of 45 hours per week.
     Because these lawsuits purport to be class actions, the amount of damages for which we might be responsible is necessarily uncertain. In addition, any such amount depends upon proof of the allegations and on the number of persons who constitute the class of plaintiffs (if permitted by the court). While no assessment of outcome can be made at this time, we intend to vigorously defend these lawsuits.
Other Incidental Proceedings
     We are also involved from time to time in various legal proceedings incidental to the conduct of our business. We believe that none of these incidental legal proceedings, or any other threatened legal proceedings, will result in any material impact on our financial condition, results of operations and cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2005.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our Common Stock is quoted on The Nasdaq Stock Market (“NASDAQ”) under the symbol “AACE.” At September 7, 2005, there were approximately 136 holders of record of the Common Stock, and there were approximately 2,300 beneficial holders of the Common Stock held in nominee or street name.

The following table sets forth the high and low sale prices of the Common Stock as reported by NASDAQ for the past two fiscal years:

	High	Low
Fiscal 2004
Quarter ended September 30, 2003	$14.99	$10.70
Quarter ended December 31, 2003	23.50	14.45
Quarter ended March 31, 2004	34.50	21.45
Quarter ended June 30, 2004	32.60	20.25

Fiscal 2005
Quarter ended September 30, 2004	$28.74	$22.24
Quarter ended December 31, 2004	30.50	24.29
Quarter ended March 31, 2005	29.99	22.17
Quarter ended June 30, 2005	25.87	19.61
     On September 7, 2005, the last reported sale price of the Common Stock on NASDAQ was $22.95 per share.
     We have never paid dividends on the Common Stock and have no plans to pay dividends in the foreseeable future.
The information under the caption, “Equity Compensation Plan Information,” in our Proxy Statement for our Annual Meeting of stockholders to be held on November 11, 2005 is incorporated herein by reference.
The following table sets forth information regarding our repurchases of shares of Common Stock during the quarter ended June 30, 2005:

			Total Number	Maximum
			of Shares	Approximate
			Purchased as	Dollar Value of
	Total		Part of Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
	Purchased	Per Share	Programs	or Programs
Period	(1)	(1)	(2)	(2)
April 1 – April 30	—	—	—	$2,291,966
May 1 – May 31	625	$0.01	—	$20,000,000
June 1 – June 30	—	—	—	$20,000,000

Total	625	$0.01	—	$20,000,000

(1)	All of these shares were issued as restricted stock under our 1997 Stock Incentive Plan, and upon forfeiture, we privately repurchased them from the grantees of the restricted stock for the per share amount (par value) paid by them. These repurchases were not made as part of our publicly announced repurchase program.

(2)	Previously, our board of directors had authorized $5 million for the repurchase of shares of our Common Stock on the open market or in negotiated transactions. During Fiscal 2000 and 2001, we repurchased 211,400 shares at an average price of $12.81 per share. In May 2005, our board of directors terminated the previous repurchase program and established a new program authorizing up to $20 million for the repurchase of shares. Since then, no shares have been repurchased. The repurchase program does not have an expiration date, but will terminate when we have made all of the authorized repurchases or earlier by our board of directors.

ITEM 6. SELECTED FINANCIAL DATA

	Year Ended June 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share and store data)
Statement of Earnings Data:
Revenue	$268,649	$246,659	$234,289	$229,266	$196,775
Store expenses:
Salaries and benefits	65,293	59,593	58,170	57,864	51,969
Occupancy	34,768	30,563	29,194	28,207	26,439
Provision for loan losses and doubtful accounts	27,090	24,235	22,892	22,064	24,825
Depreciation	7,684	7,563	6,966	7,180	6,697
Other	38,398	40,066	38,192	36,512	35,085

Total store expenses	173,233	162,020	155,414	151,827	145,015

Gross margin	95,416	84,639	78,875	77,439	51,760

Region expenses	22,971	19,251	17,056	17,495	14,127
Headquarters expenses	19,245	18,681	17,133	16,594	10,328
Franchise expenses	1,227	1,196	1,225	993	1,017
Other depreciation and amortization	3,094	3,893	5,423	7,570	5,087
Interest expense	4,880	10,231	16,004	14,934	12,016
Other (income) expenses:
Restructuring	—	—	—	(163)	7,710
Legal settlements	—	—	1,050	1,984	350
Loss on early extinguishment of debt	—	4,858	270	—	—
Other (income) expense, including store closing expense	(864)	(1,893)	264	1,006	108

Total other expenses	(864)	2,965	1,584	2,827	8,168

Income from continuing operations before income taxes	44,863	28,422	20,450	17,026	1,017
Provision for income taxes	17,497	11,370	8,174	6,913	406

Income from continuing operations	27,366	17,052	12,276	10,113	611
Gain on sale of discontinued operations, net of income tax (1)	—	—	499	—	—

Net income	$27,366	$17,052	$12,775	$10,113	$611

Diluted earnings per share	$1.98	$1.49	$1.25	$1.00	$0.06

Weighted average number of diluted shares	13,821	11,477	10,206	10,141	10,158

Balance Sheet Data:
Cash and cash equivalents	$109,430	$123,041	$108,110	$116,264	$129,186
Loans receivable, net	20,787	17,047	13,000	17,356	14,386
Total assets	292,621	270,262	255,383	263,677	272,812
Revolving advances	43,300	60,000	83,900	97,500	109,800
Term advances (current portion)	—	—	3,833	48,350	1,125
Term advances (noncurrent portion)	—	—	34,436	—	51,875
Shareholders’ equity	196,685	162,604	75,156	62,311	50,898

SELECTED FINANCIAL DATA (continued)

	Year Ended June 30,
	2005	2004	2003	2002	2001
Operating Data:
Company-owned stores in operation:
Beginning of year	1,026	968	1,003	988	915
Acquired	74	34	2	8	133
Opened	80	53	14	39	49
Sold	(6)	(5)	(23)	—	(4)
Closed (2)	(32)	(24)	(28)	(32)	(105)

End of year	1,142	1,026	968	1,003	988

Franchised stores in operations:
Beginning of year	204	200	184	175	157
Opened	48	32	26	22	30
Acquired by ACE	(22)	(13)	(2)	(8)	(4)
Closed	(1)	(15)	(8)	(5)	(8)

End of year	229	204	200	184	175

Total store network	1,371	1,230	1,168	1,187	1,163

Percentage increase (decrease) in comparable company-owned store revenues from prior year: (3)
Total revenue	3.1%	5.0%	1.9%	17.2%	25.5%
Check fees including tax check fees	(3.8%)	4.1%	5.4%	9.7%	2.4%
Loan fees and interest	12.7%	7.8%	(4.4%)	36.1%	176.9%

Capital Expenditures: (in thousands)
Purchases of property and equipment, net	$18,951	$7,439	$4,721	$6,992	$11,188
Store acquisition costs:
Property and equipment	958	511	50	135	1,467
Intangible assets	18,429	6,403	673	1,177	35,841

Check Cashing Data:
Face amount of checks cashed (in millions)	$5,277	$5,103	$5,040	$4,843	$4,498
Face amount of average check	$396	$388	$383	$378	$358
Average fee per check	$9.98	$9.91	$9.65	$9.36	$8.38
Fees as a percentage of average check	2.52%	2.55%	2.52%	2.48%	2.34%
Number of checks cashed (in thousands)	13,325	13,151	13,148	12,821	12,580

Collections Data: (in thousands, except percentages)
Face amount of returned checks	$26,914	$21,705	$24,087	$23,637	$26,536
Collections	20,951	13,947	16,935	16,090	17,717

Net write-offs	$5,963	$7,758	$7,152	$7,547	$8,819

Collections as a percentage of returned checks	77.8%	64.3%	70.3%	68.1%	66.8%
Net write-offs as a percentage of revenues	2.2%	3.1%	3.1%	3.3%	4.5%
Net write-offs as a percentage of the face amount of checks cashed	0.11%	0.15%	0.14%	0.16%	0.20%

SELECTED FINANCIAL DATA (continued)

	Year Ended June 30,
	2005	2004	2003	2002	2001
	(in thousands, except averages and percentages)
Combined Small Consumer Loans Operating Data:
Volume – new loans and refinances	$640,356	$527,723	$484,026	$502,013	$396,783
Average advance	$290	$278	$274	$269	$269
Average finance charge	$45.87	$43.71	$44.55	$45.61	$42.30
Number of loan transactions – new loans and refinances	2,139	1,909	1,798	1,866	1,477

Matured loan volume	$613,380	$516,741	$488,940	$489,887	$370,559
Loan fees and interest	$91,793	$77,029	$70,806	$74,197	$54,771
Loan loss provision	$26,941	$24,280	$22,293	$21,924	$24,825
Gross margin on loans	70.7%	68.5%	68.5%	70.5%	54.7%
Loan loss provision as a percent of matured loan volume	4.4%	4.7%	4.6%	4.5%	6.7%

Loans Processed for Republic Bank: (4)
Volume – new loans and refinances	$184,646	$159,692	$63,897	—	—
Average advance	$319	$296	$302	—	—
Average finance charge	$56.30	$52.11	$53.35	—	—
Number of loan transactions – new loans and refinances	578	541	211	—	—
Matured loan volume	$181,153	$157,018	$56,040	—	—
Loan fees and interest	$27,880	$24,036	$9,037	—	—
Provision for loan losses payable to Republic Bank	$8,686	$7,390	$2,932	—	—

ACE Loans: (5)
Volume – new loans and refinances	$455,710	$368,031	$420,129	$502,013	$396,783
Average advance	$277	$269	$268	$269	$269
Average finance charge	$41.17	$39.40	$42.71	$45.61	$42.30
Number of loan transactions – new loans and refinances	1,561	1,368	1,587	1,866	1,477
Matured loan volume	$432,227	$359,723	$432,900	$489,887	$370,559
Loan fees and interest	$63,913	$52,993	$61,769	$74,197	$54,771
Loan loss provision	$18,255	$16,890	$19,361	$21,924	$24,825

Balance Sheet Data:
Gross loans receivable	$31,790	$27,663	$21,734	$29,569	$27,768
Less: Allowance for losses on loans receivable	11,003	10,616	8,734	12,213	13,382

Loans receivable, net of allowance	$20,787	$17,047	$13,000	$17,356	$14,386

Allowance for losses on loans receivable:
Beginning of period	$10,616	$8,734	$12,213	$13,382	$—
Provision for loan losses	18,255	16,890	19,361	21,924	26,429
Charge-offs	(18,996)	(15,295)	(23,729)	(24,519)	(13,510)
Recoveries	1,128	287	889	1,426	463

End of period	$11,003	$10,616	$8,734	$12,213	$13,382

Allowance as a percent of gross loans receivable	34.6%	38.3%	40.2%	41.3%	48.2%

(1)	Discontinued operations related to our sale of 19 underperforming stores in Florida for a pre-tax gain of $0.8 million and an after-tax gain of $0.5 million recorded in the three months ended December 31, 2002.

(2)	Fiscal 2001 Includes the 85 stores closed during the fourth quarter resulting from a plan established and executed by management during the third quarter of fiscal 2001.

(3)	Calculated based on changes in revenue for all company-owned stores open in both periods and open for at least 13 months.

(4)	Republic Bank loans are short-term consumer loans made by Republic Bank & Trust Company at our company-owned stores in Arkansas, Pennsylvania and Texas since January 1, 2003.

(5)	Operating data for ACE loans include short-term consumer loans made by Goleta National Bank at our company-owned stores until we discontinued offering Goleta loans on December 31, 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
     We are a leading retailer of financial services, including check cashing, short-term consumer loans and bill payment services. As of June 30, 2005, we had a total network of 1,371 stores in 37 states and the District of Columbia, consisting of 1,142 company-owned stores and 229 franchised stores. This makes us the largest owner, operator and franchisor of check cashing stores in the United States and one of the largest providers of short-term consumer loans, also known as payday loans. We focus on serving unbanked and underbanked consumers, many of whom seek alternatives to traditional banking relationships in order to gain convenient and immediate access to check cashing services and short-term consumer loans. We seek to develop and maintain the largest network of stores in each of the markets where we operate. Our growth strategy is to open new stores, franchise stores in new and existing markets, opportunistically acquire stores, increase our customer base and introduce new services into our store network.
     Our stores offer check cashing, loans and other retail financial services at competitive rates in clean settings during hours convenient for our customers. Our stores are located in highly visible, accessible locations, usually in strip shopping centers, free-standing buildings and kiosks located inside retail stores.
     For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our short-term consumer loans, we receive interest on the loans. For the Republic Bank loans and the First Bank of Delaware loans offered at certain of our stores, we receive origination and servicing fees from such bank.
     Our expenses primarily relate to the operations of our stores, including salaries and benefits for our employees, occupancy expense for our leased real estate, security expenses, returns and cash shortages, loan loss provisions, depreciation of our assets and corporate and other expenses, including costs related to store openings and closings.
Regulatory Developments
     The Federal Deposit Insurance Corporation, or FDIC, issued guidelines governing permissible arrangements between a state-chartered bank and a marketer and servicer of its payday loans in July 2003, and issued revised guidelines in March 2005. The guidelines apply to our marketing and servicing agreements with Republic Bank and First Bank of Delaware regarding the offering of each such bank’s loans at our stores in Arkansas, Pennsylvania and Texas and our servicing activities regarding those loans. The guidelines describe the FDIC’s expectations for a bank’s prudent risk-management practices regarding payday loan marketing and servicing relationships. They address bank capital requirements, allowances for loan losses and loan classifications as well as income recognition, collection-recovery practices and compliance with consumer protection laws when a bank engages in payday lending.
     The revised FDIC guidelines issued in March 2005 include a requirement that banks (such as Republic Bank and First Bank of Delaware) develop procedures to ensure that a payday loan is not provided to any customer with payday loans from any lender for more than three months in the previous 12 months. Assuming an average term of approximately 15 days, this limits the number of payday loans a customer may have from all lenders during any 12-month period to six. The revised FDIC guidelines also suggest that supervised lenders should offer a customer subject to such a limitation, or refer such a customer to, a longer-term loan product. The revised FDIC guidelines became effective July 1, 2005. In response to the revised FDIC guidelines, since August 1, 2005, customers at our stores in Texas, Pennsylvania and Arkansas who are denied a shorter-term Republic loan, may apply for a longer-term First Bank of Delaware installment loan. It is unclear at this time what procedures and/or alternate products the FDIC may accept as conforming with the revised guidelines. If the implementation and enforcement of the revised FDIC guidelines or any newly promulgated guidelines by the FDIC, or any order, law, rule or regulation by the States of Kentucky or Delaware or the FDIC, were to have the effect of significantly curtailing either Republic Bank’s short-term consumer lending services or First Bank of Delaware’s installment lending services, our revenues derived from fees from Republic Bank or First Bank of Delaware would be materially adversely affected, unless we could offer, or we could secure an agreement with another financial institution not subject to such limitations to offer, similar or alternate services. We cannot assure you that we would be successful in offering similar or alternate services or finding such a replacement financial institution, in the latter case especially because arrangements like ours with Republic Bank and First Bank of Delaware are coming under increasing political and regulatory scrutiny. Lawsuits filed against banks offering these short-term consumer loans, such as one filed by the New York State Attorney General’s office in September 2003 against a Delaware state-chartered bank and the companies servicing its short-term consumer loans through a structure that is in some respects similar to our agreements with Republic Bank and First Bank of Delaware, may hinder our ability to partner with a replacement bank or to establish relationships with new banks in other states as part of our growth strategy. Any alternate or similar services or agreement with a replacement bank or new bank may also not be on terms as favorable to us as our current agreements with Republic Bank and First Bank of Delaware.
Critical Accounting Policies and Estimates
     The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions to determine the reported amounts of our assets, liabilities, revenues and expenses. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. The most significant estimates made by our management, which we consider critical, include our allowance for loan losses and accrued liability for loan losses payable to Republic Bank, valuation of goodwill, income taxes, and valuation of self-insured liabilities, because these estimates and assumptions could change materially as conditions both within and beyond our control change. Accordingly, our actual results could differ materially from our estimates. The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities. A full description of all of our significant accounting policies is included in Note 1—Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report on Form 10-K.
     Allowance for Loan Losses and Accrued Liability for Loan Losses Payable to Republic Bank. We establish an allowance for loan losses based on our estimates of the amount of uncollectible loans in our loan portfolio. We also establish a liability for loan losses payable to Republic Bank based on our estimates of the amount of uncollectible loans in Republic Bank’s loan portfolio. The loan loss allowance and liability to Republic Bank are considered critical because they are material, subjective, and involve estimates. We determine the required allowance and liability using information such as recent loan loss experience and economic trends and conditions. While the estimates can be affected by operations experience and regulatory changes, historically, our allowance and liability levels have remained consistent as a percentage of their respective loan portfolios.
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
     Income Taxes. We establish our deferred tax assets and liabilities based on our profits or losses in each jurisdiction in which we operate. We periodically assess the likelihood of realizing our deferred tax assets and would record a valuation allowance based on the amount of deferred tax assets that we believe is more likely than not to be realized. We base our judgment of the recoverability of our deferred tax asset primarily on historical earnings, our estimate of current and expected future earnings, prudent and feasible tax planning strategies, and current and future ownership changes. A significant adverse change in any one or several of these factors would materially affect our assessment of the likelihood of recoverability of our deferred tax assets and would impact the amount of tax expense we record. Historically, we have fully recovered our deferred tax assets as estimated.
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
Summary of Annual Results
     Our fiscal 2005 total revenue was approximately $22.0 million, or 9%, higher than our fiscal 2004 total revenue. This increase resulted primarily from an approximate $14.8 million, or 19%, increase in loan-related revenue, an approximate $2.4 million, or 2%, increase in check cashing fees, and an approximate $3.3 million, or 20%, increase in bill-payment (including debit card) revenue. Our 2005 net income was approximately $27.4 million, with diluted earnings per share of $1.98, compared to our 2004 net income of approximately $17.1 million, with diluted earnings per share of $1.49.
     During the quarter ended March 31, 2005, we performed a review of our accounting practices surrounding leases and lease-related items in light of the views that the Office of the Chief Accountant of the Securities and Exchange Commission, expressed in a letter dated February 7, 2005 to the American Institute of Certified Public Accountants, regarding the application of generally accepted accounting principles to operating lease accounting matters.
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
     We evaluated the materiality of these corrections on our financial statements and concluded that the incremental impact of these corrections is not material to any quarterly or annual period in fiscal 2003 or fiscal 2004. Other than the cumulative adjustment discussed above, prior years’ financial results will not be restated. The adjustments required to correct these practices does not affect historical or future net cash flows or the timing of the payments under the related leases.
Results of Operations

Revenue Analysis	Year Ended June 30,
	2005	2004	2003	2005	2004	2003
	(in thousands)			(percentage of revenue)
Check cashing fees	$131,619	$129,194	$125,703	49.0%	52.4%	53.7%
Loan fees and interest	91,793	77,029	70,806	34.2	31.2	30.2
Bill-payment services	20,266	16,960	13,507	7.5	6.9	5.8
Money transfer services	11,868	11,136	10,898	4.4	4.5	4.6
Money order fees	6,875	6,330	6,960	2.6	2.6	3.0
Franchise revenues	3,180	2,774	2,346	1.2	1.1	1.0
Other fees	3,048	3,236	4,069	1.1	1.3	1.7

Total revenue	$268,649	$246,659	$234,289	100.0%	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$244.6	$247.8	$235.5
Fiscal 2005 Compared to Fiscal 2004. Our total revenue growth resulted from a $7.1 million, or 3.1%, increase in comparable company-owned store revenues (956 stores) and a $14.9 million increase from stores that were not open for both of the full periods compared. The number of company-owned stores increased by 116, or 11%, to 1,142 stores open at June 30, 2005 from 1,026 stores open at June 30, 2004. During fiscal 2005, we opened 80 newly constructed stores, acquired 74, sold six, and closed 32 company-owned stores.
     Check cashing fees, including tax check fees, increased because of a 2% increase in the average size check and a 1% increase in the number of checks cashed. Same store check cashing fees decreased 3.8% in fiscal 2005 from fiscal 2004. Tax check fees of $20.3 million for fiscal 2005 decreased by $0.5 million, from $20.8 million in fiscal 2004. We received $3.4 million of tax check fees from our 130 self-service machines (“SSMs”) located in H&R Block offices in fiscal 2005, compared to $4.3 million of tax check fees from our over 200 self-service machines in H&R Block offices in fiscal 2004.
     The increase in loan fees and interest in fiscal 2005 resulted from a 21% increase in loan volume in both the ACE loan product and the Republic Bank loan product. Same store loan fees increased 12.7% in fiscal 2005 from fiscal 2004. We did not offer, and therefore we did not receive any fees from, our ACE Texas loan product or the First Bank of Delaware loan product in fiscal 2005.

     The increase in bill payment fees in fiscal 2005 was a result of growth in revenues from our services related to prepaid debit cards. Money transfer services increased as a result of the increase in the number of stores in the ACE network. Despite a decrease in the number of money orders sold (which relates to increased customer usage of electronic bill-payment services), money order fees increased as a result of rate increases. Revenue from guarantees, incentives and bonuses paid under vendor agreements (which presently pertains only to money transfers and money orders) are recorded in their respective revenue product line. The Travelers Express Agreement provides incentive bonuses for opening new store locations at which MoneyGram services are offered as well as certain other performance incentives. Incentive bonuses are recognized as revenue over the remaining term of the agreement. The amounts recorded as guarantees, incentive and bonus revenue for the years ended June 30, 2005, 2004 and 2003 are as follows:

	Year Ended June 30,
	2005	2004	2003
	(in thousands)
Money transfer services:
Incentive and store opening bonuses	$2,868	$2,559	$2,528
Guarantees	1,319	1,326	1,470

	4,187	3,885	3,998

Money order fees:
Incentive bonuses	808	854	950

Total guarantee and bonus revenue	$4,995	$4,739	$4,948

     Other fees decreased in fiscal 2005 as a result of the discontinuation of certain miscellaneous products. Franchise revenues consist of royalties and initial franchise fees. Franchise revenues increased in fiscal 2005 as a result of the increased number of franchised store openings. During fiscal 2005, we opened 48 franchised stores, acquired 22 former ACE franchised stores, and closed one franchised store, resulting in a net increase of 25 franchised stores.
Fiscal 2004 Compared to Fiscal 2003. Our total revenue growth resulted from a $10.7 million, or 5.0%, increase in comparable company-owned store revenues (945 stores) and a $1.7 million increase from stores that were not open for both of the full periods compared. The number of company-owned stores increased by 58, or 6%, to 1,026 stores open at June 30, 2004 from 968 stores open at June 30, 2003. During fiscal 2004, we opened 53 newly constructed stores, acquired 34, sold five, and closed 24 company-owned stores.
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
     The increase in loan fees and interest in fiscal 2004 resulted from a 9% increase in loan volume in both the ACE loan product and the Republic Bank loan product.
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

Store Expense Analysis	Year Ended June 30,
	2005	2004	2003	2005	2004	2003
	(in thousands)			(percentage of revenue)
Salaries and benefits	$65,293	$59,593	$58,170	24.3%	24.2%	24.8%
Occupancy	34,768	30,563	29,194	13.0	12.4	12.5
Provision for loan losses and doubtful accounts	27,090	24,235	22,892	10.1	9.8	9.8
Depreciation	7,684	7,563	6,966	2.9	3.1	3.0
Other:

Store Expense Analysis	Year Ended June 30,
	2005	2004	2003	2005	2004	2003
	(in thousands)			(percentage of revenue)
Armored and security	8,750	7,954	7,782	3.2	3.2	3.3
Returns and cash shorts	7,288	9,350	9,896	2.7	3.8	4.2
Information services	3,884	5,860	3,831	1.4	2.4	1.6
Bank charges	5,839	5,093	5,314	2.2	2.1	2.3
Store supplies	4,423	4,219	4,063	1.6	1.7	1.7
Telecommunications	1,977	2,211	3,027	0.7	0.9	1.3
Advertising and marketing	2,863	2,072	564	1.1	0.8	0.2
Miscellaneous	3,374	3,307	3,715	1.3	1.3	1.6

Other	38,398	40,066	38,192	14.2	16.2	16.2

Total store expenses	$173,233	$162,020	$155,414	64.5%	65.7%	66.3%

Average per store expense	$159.6	$164.6	$157.8

Average per store gross margin	$85.0	$83.2	$77.7

Face amount of returned checks	$26,914	$21,705	$24,087
Collections	(20,951)	(13,947)	(16,935)

Net write-offs	$5,963	$7,758	$7,152

Net write-offs as a percentage of the face amount of checks cashed	0.11%	0.15%	0.14%
Fiscal 2005 Compared to Fiscal 2004. Total store expenses increased as a result of the expenses related to the increased number of stores, and additional loan provision related to the growth in the loan business.
     Salaries and benefits, occupancy, depreciation, armored and security, bank charges, store supplies and advertising and marketing increased primarily as a result of the 11% increase in the number of stores compared to the same period last year. Returned checks, net of collections, and cash shortages decreased due to continued improvements in operational procedures and controls and the sale of aged checks. Returned checks, net of collections, and cash shortages as a percentage of revenues also decreased, to 2.7% in fiscal 2005 from 3.7% in fiscal 2004. The percent of check fee revenue attributable to returned checks was 0.11%, 0.15%, and 0.14% for the fiscal years ended June 30, 2005, 2004 and 2003. The reduction in information services was primarily related to a reduction in lease expense related to the reduced number of self-service machines deployed in H&R Block locations during the fiscal 2005 tax season, along with the prior year’s incremental lease expense of $1.4 million related to the buyout of 105 self-service machine leases. Loan loss provision increased primarily due to growth of both the ACE and Republic Bank loan business. As a result of our regular review of our loan loss exposure, effective July 1, 2004, the provision rate was reduced by 25 basis points from the same period last year. During fiscal 2005, we also recovered $1.2 million from the sale of previously charged off loans, which consisted of approximately $0.9 million related to ACE loans and $.0.3 million related to Republic Bank loans. The allowance for loan losses of $11.0 million at June 30, 2005, represented 34.6% of gross loans receivable, an increase from the allowance for loan losses of $10.6 million, representing 38.3% of gross loans receivable, at June 30, 2004. Loan losses are charged to this allowance, which is reviewed for adequacy (and may be adjusted) on a quarterly basis.
Fiscal 2004 Compared to Fiscal 2003. Total store expenses increased as a result of the expenses related to the increased number of stores, and additional loan provision related to the growth in the loan business.
     Salaries and benefits expenses increased because of an increase in employees corresponding with the growth in the number of stores and increased performance bonuses for store operations personnel. Occupancy costs and armored and security expenses combined increased because of the increase in the number stores. Returned checks, net of collections, and cash shortages decreased due to continued improvements in operational procedures and controls. Returned checks, net of collections, and cash shortages as a percentage of revenues also decreased, to 3.8% in fiscal 2004 from 4.2% in fiscal 2003. Loan loss provision increased primarily due to growth of both the ACE and Republic Bank loan business. The allowance for loan losses of $10.6 million at June 30, 2004, represented 38.3% of gross loans receivable, an increase from the allowance for loan losses of $8.7 million, representing 40.2% of gross loans receivable, at June 30, 2003. Loan losses are charged to this allowance, which is reviewed for adequacy (and may be adjusted) on a quarterly basis. Depreciation expense increased as a result of the increased number of stores and the replacement of store signage throughout Texas. Other store expenses increased due to incremental lease expense of $1.4 million related to the buyout of 105 self-service machine leases.

Other Expenses Analysis	Year Ended June 30,
	2005	2004	2003	2005	2004	2003
		(in thousands)		(percentage of revenue)
Region expenses	$22,971	$19,251	$17,056	8.6%	7.8%	7.3%
Headquarters expenses	19,245	18,681	17,133	7.1	7.6	7.3
Franchise expenses	1,227	1,196	1,225	0.5	0.5	0.5
Other depreciation and amortization	3,094	3,893	5,423	1.1	1.6	2.3
Interest expense, net	4,880	10,231	16,004	1.8	4.1	6.8
Loss on early extinguishment of debt	—	4,858	270	—	2.0	0.1
Other (income) expenses, net	(864)	(1,893)	1,314	(0.3)	(0.8)	0.6

Total other expenses	$50,553	$56,217	$58,425	18.8%	22.8%	24.9%

Region Expenses
Fiscal 2005 Compared to Fiscal 2004. Region expenses increased $3.7 million primarily because of the addition of two new regions and increases in salaries and benefits expense resulting from additional staffing in collections, facilities and real estate development related to supporting the growth in the number of stores.
Fiscal 2004 Compared to Fiscal 2003. Region expenses increased primarily because of increases in salaries and benefits expense resulting from additional staffing in collections, facilities and real estate development related to supporting the growth in the number of stores.
Headquarters Expenses
Fiscal 2005 Compared to Fiscal 2004. Headquarters expenses increased $0.5 million in fiscal 2005. Increased professional fees related to the completion of the internal control audit requirements of Section 404 of the Sarbanes-Oxley Act approximate $0.3 million of the increase; and expense related to restricted stock granted under our 1997 Stock Incentive Plan constituted $0.6 million of the increase; and these increases were partially offset by a reductions in bonus expense and a lease accounting reclassification recorded in the third quarter of fiscal 2005. Landlord allowances, which had previously been recorded as a reduction to related leasehold improvements, are reflected as deferred rent and amortized over the reasonably assured lease term as a reduction to rent expense rather than depreciation expense.
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
Franchise Expenses
Fiscal 2005 Compared to Fiscal 2004. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in our ACE Franchise Group. Franchise expenses in fiscal 2005 remained unchanged from fiscal 2004.
Fiscal 2004 Compared to Fiscal 2003. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in our ACE Franchise Group. Franchise expenses in fiscal 2004 remained unchanged from fiscal 2003.
Other Depreciation and Amortization
Fiscal 2005 Compared to Fiscal 2004. Other depreciation and amortization decreased $1.2 million because of the decrease in the amount of debt financing costs amortized in fiscal 2005 compared to fiscal 2004, offset by increases in depreciation and amortization related to opening 80 and acquiring 74 new stores.
Fiscal 2004 Compared to Fiscal 2003. Other depreciation and amortization decreased because of the decrease in the amount of debt financing costs amortized in fiscal 2004 compared to fiscal 2003.
Interest Expense

Fiscal 2005 Compared to Fiscal 2004. Interest expense decreased because of the repayment in May 2004 of our term notes issued to American Capital Strategies, Ltd., along with lower interest expense from lower average revolver advances.
Fiscal 2004 Compared to Fiscal 2003. Interest expense decreased because of reductions in the effective interest rates on the term debt and revolving advances after the amendment of the credit agreement in March 2003 and the repayment of the notes in May 2004, along with lower interest expense from lower average revolver advances and term note balances during fiscal 2004.
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

Other (Income) Expenses, Net	Year Ended June 30,
	2005	2004	2003
	(in thousands)
Gain on sale of stores to franchisees	($1,802)	($649)	($888)
Gain on sale of warrants issued by Netspend Corporation	(132)	(1,049)	—
Store closing expense	495	410	534
Settlements (1)	—	(138)	5,750
Insurance recovery resulting from claims related to the Goleta loan-related lawsuits	—	—	(4,700)
Loss on liquidation of ePacific investment	—	—	703
Store lease buyout (2)	—	(450)	—
Gain on sale of land in North Carolina	—	(95)	—
Other	575	78	(85)

Total other (income) expenses, net	($864)	($1,893)	$1,314

(1)	Fiscal 2004 consists of $106,000 for additional administrative costs related to the settlement of substantially all claims in the Goleta loan-related lawsuits, $190,000 for a state regulatory settlement and the recovery of $434,000 resulting from the settlement of the Silverman lawsuit. Fiscal 2003 consists of a $5 million charge for settlement and release of substantially all claims in the Goleta loan-related lawsuits and payments of $500,000 and $250,000 to resolve state and federal regulatory matters, respectively.

(2)	We received payment to terminate a store lease in Arizona to allow another retailer to occupy the location.
Fiscal 2005 Compared to Fiscal 2004. In each of fiscal 2005 and fiscal 2004, we recognized a gain on sale of certain stores to franchisees and expense incurred in connection with closing certain other stores. The net amount of these two components in fiscal 2005 were more than the amounts in fiscal 2004. Over half of the Other (income) expense in fiscal 2004 consisted of gain from the exercise of a warrant to purchase shares of common stock of NetSpend Corporation and the sale of those shares. We received that warrant in January 2004 in connection with entering into an agreement with NetSpend to distribute stored-value or debit cards at our stores. We exercised that warrant and sold the shares in May 2004. A small portion of the gain from the exercise of the warrant was recognized in fiscal 2005. Otherwise, the components of Other (income) expense differed in those two fiscal years.
Fiscal 2004 Compared to Fiscal 2003. In each of fiscal 2004 and fiscal 2003, we recognized a gain on sale of certain stores to franchisees and expense incurred in connection with closing certain other stores. The net amount of these two components in fiscal 2004 were less than the amounts in fiscal 2003. Otherwise, the components of Other (income) expense differed in those two fiscal years. Over half of the Other (income) expense in fiscal 2004 consisted of gain from the exercise of a warrant to purchase shares of common stock of NetSpend Corporation and the sale of those shares. We received that warrant in January 2004 in connection with entering into an agreement with NetSpend to distribute stored-value or debit cards at our stores. We exercised that warrant and sold the shares in May 2004. In addition, in fiscal 2004, we received a payment to terminate a store lease in Arizona to allow another retailer to occupy that location.
Income Taxes
Fiscal 2005 Compared to Fiscal 2004. A provision of $17.5 million was recorded for income taxes for fiscal 2005, compared to $11.4 million for fiscal 2004. The provision for income taxes was calculated based on a statutory federal income tax rate of 35%, plus a provision for state income taxes. The effective income tax rate was 39.0% for fiscal 2005 and 40.0% for fiscal 2004.
Fiscal 2004 Compared to Fiscal 2003. A provision of $11.4 million was recorded for income taxes for fiscal 2004, compared to $8.5 million for fiscal 2003. The provision for income taxes was calculated based on a statutory federal income tax rate of 35%, plus a provision for state income taxes. The effective income tax rate was 40.0% for both fiscal 2004 and 2003.
Balance Sheet Variations
     Cash and cash equivalents, money orders payable and revolving advances vary because of seasonal and day-to-day requirements resulting primarily from maintaining cash for cashing checks and making small consumer loans, receipts of cash from the sale of money orders and remittances on money orders sold, receipts of cash for wire transfers, and remittances for wire transfers and receipts of cash for electronic bill payments and remittances for bill payments. For the year ended June 30, 2005, cash and cash equivalents decreased $13.6 million, compared to an increase of $14.9 million for year ended June 30, 2004.
     During fiscal 2004, we completed a public offering of 2,411,622 shares of our common stock at an offering price of $27.00 per share. We used the net proceeds of approximately $61.4 million from our sale of shares in the offering to repay in full the outstanding amount (approximately $30.4 million of principal and interest) of our senior subordinated secured promissory notes issued to American Capital Strategies, Ltd. With that repayment, we also paid a cash prepayment fee of approximately $700,000. We also incurred non-cash charges in the fourth quarter of fiscal 2004 of approximately $4.1 million related to the write-off of deferred financing fees associated with those notes. After repayment of those notes, we used the remaining net proceeds to pay down our revolving credit facilities.
     Accounts receivable, net, at June 30, 2005 decreased $1.6 million from June 30, 2004 primarily due a reduction in the receivables due from Republic Bank due to more timely remittances from Republic Bank.
     Loans receivable, net, at June 30, 2005 increased $3.7 million from June 30, 2004 due to the increased volume of our loan product. As of June 30, 2005, we offered our loan product in 621 or our company-owned stores, compared to 561 company-owned stores as of June 30, 2004. Loans receivable, net, does not include any of the Republic Bank deferred-deposit loans available through our stores in Arkansas, Pennsylvania and Texas, because we serve only as marketing and servicing agent for Republic Bank regarding those loans and do not acquire or own any participation interest in any of those loans. Our agreement with Republic Bank provides for us to receive agency fees from Republic Bank, though such fees are subject to reduction or offset by the losses from uncollected Republic Bank loans.
     Property and equipment, net, at June 30, 2005 increased $10.3 million from June 30, 2004 as a result fixed asset additions ($19.9 million including $0.4 million for capitalized software development.), lease expense reclassification to leasehold improvements ($0.9 million), offset by depreciation expense ($9.1 million) and retirements ($1.5 million). Goodwill, net, at June 30, 2005 increased $17.0 million from June 30, 2004 as a result of the 74 stores acquired during fiscal 2005.
     Other assets at June 30, 2005 increased $3.0 million from June 30, 2004 as a result of the purchase of a certificate of deposit of $1.8 million as required by our Republic Bank agreement, an increase in store inventories of $1.5 million, the capitalization of annual license fees of $0.4 million, and an increase in prepaid advertising costs of $0.5 million, offset by the decreases in deferred finance costs of $0.6 million, and deferred taxes of $0.6 million.
     Revolving advances at June 30, 2005 decreased by $16.7 million from June 30, 2004 due to reduced average daily usage of the revolving credit facility, which in turn resulted from continued improvements in cash forecasting and operational procedures regarding store cash deliveries and more efficient management of working capital during fiscal 2005.
     Accounts payable, accrued liabilities, and other current liabilities at June 30, 2005 increased by $3.4 million from June 30, 2004, as indicated by the following:

	For the Year Ended June 30,
	2005	2004	Change
	(in thousands)
Accounts payable	$12,162	$8,911	$3,251
Accrued salaries and benefits	9,745	9,782	(37)
Money transfer payable	2,596	2,132	464
Payable to Republic Bank	2,348	1,584	764

	For the Year Ended June 30,
	2005	2004	Change
	(in thousands)
Deferred revenue	2,207	1,900	307
Accrued workers’ compensation	1,000	821	179
Income taxes payable	766	1,621	(855)
Accrued bank charges	464	376	88
Deferred gain on sale of stores	161	159	2
Notes payable — current	120	32	88
Accrued litigation	86	104	(18)
Interest-rate swap	70	—	70
Interest payable	21	138	(117)
Restructuring accrual	—	28	(28)
Accrued self-service machine write-off	—	1,400	(1,400)
Other accrued liabilities	4,371	3,723	648

	$36,117	$32,711	$3,406

ACE Loan Portfolio
     We have established a loan loss allowance for our loans receivable, consisting of our short-term consumer loans and, only until June 30, 2003, our participation interests in outstanding Goleta loans, at a level that our management believes to be adequate to absorb known or probable losses from short-term consumer loans. In the first six months of fiscal 2003, we gradually ceased to offer Goleta loans and began to offer state-regulated short-term consumer loans at our owned stores. As of December 31, 2002, Goleta loans were no longer offered at any of our stores, though we continued to collect outstanding Goleta loans until June 30, 2003. Because our short-term consumer loans are substantially similar to the Goleta loans formerly offered, our method for determining our loan loss allowance for both types of loans is the same.
     Our current policy for determining the loan loss allowance is based on historical experience, as well as the results of management’s review and analysis of the payment and collection of the loans within the last fiscal quarter. We have determined, based on recent operating history, that we receive payment of approximately 94.8% (for loans maturing in the first, second and fourth fiscal quarters) or 95.7% (for loans maturing during tax refund season in the third fiscal quarter) of the loan volume, or principal amount of the loans. Therefore, the loan loss allowance is approximately 5.2% of the principal amount of the loans maturing in the first, second and fourth fiscal quarters and approximately 4.3% of the principal amount of the loans maturing in the third fiscal quarter. Our policy is to charge off all of our short-term consumer loans, or participation interests in Goleta loans, which are 180 days or more past due or delinquent. Charge-offs are applied as a reduction to the loan loss allowance, and any recoveries of previously charged-off loans or participation interests in Goleta loans are applied as an increase to the loan loss allowance. The type of loans we offer typically have a term of only two to four weeks, and when the loan matures, the loan no longer accrues interest.
     At the end of each fiscal quarter, we analyze the loan loss provision and the allowance that has been computed based on the activity described above to determine if the allowance is adequate based on our understanding of what is occurring in the stores with customers, past loan loss experience, current economic conditions, volume and growth of the loan portfolio, timing of maturity, as well as collections experience. For this purpose, we treat each renewal of a loan in which no additional principal is advanced as a continuation of the initial loan. If necessary, we make adjustments to the provision and the allowance. As a result of our regular review of our loan loss exposure, effective July 1, 2004, the provision rate was reduced by 25 basis points from the same period last year.
     An analysis of the loan loss allowance with reference to our gross loans receivable (which does not include any Republic Bank loans) is as follows:

	Year Ended June 30,
	2005	2004	2003
	(in thousands)
ACE Loans:
Gross loans receivable, beginning of period	$27,663	$21,734	$29,569
Originations	455,710	368,031	420,129
Repayments	(433,715)	(347,094)	(405,124)
Charge-offs	(18,996)	(15,295)	(23,729)
Recoveries	1,128	287	889

Gross loans receivable, end of period	$31,790	$27,663	21,734

	Year Ended June 30,
	2005	2004	2003
	(in thousands)
Allowance for losses on loans receivable	(11,003)	(10,616)	(8,734)

Loans receivable, net of allowance	$20,787	$17,047	$13,000

Allowance for losses on loans receivable:
Beginning of period	($10,616)	($8,734)	($12,213)
Provision for loan losses	(18,255)	(16,890)	(19,361)
Charge-offs	18,996	15,295	23,729
Recoveries	(1,128)	(287)	(889)

End of period	($11,003)	($10,616)	($8,734)

Net loan charge-offs as a percent of matured loan volume (1)	3.9%	4.1%	5.4%
Allowance as a percent of gross loans receivable	34.6%	38.3%	40.2%

(1)	Matured loan volume represents all loans which became due and payable during the reporting period.
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
     We have established the following targets regarding each quarterly portfolio:
•	Receive or collect 91.5% (or 93% in our third fiscal quarter) of the total volume, or principal amount of loans, by the end of the current quarter (i.e., by December 31 for the short-term consumer loans maturing between October 1 and December 31).

•	Receive or collect a cumulative 93.2% (or 94.8% in our third fiscal quarter) by 90 days out (i.e., by March 31 for the same quarterly portfolio).

•	Receive or collect a cumulative 94.8% (or 95.7% in our third fiscal quarter) by 180 days out (i.e., by June 30 for the same quarterly portfolio). We charge-off our short-term consumer loans when they become delinquent for 180 days.
     The assumed higher rate of payment in our third fiscal quarter is a result of improved collections during the annual tax season because of borrowers’ receipt of tax refunds.
Collection Progression for Quarterly ACE Loan Portfolios

	Collection Percentage
		Actual
Days Following Quarter	Target	Fiscal 2005	Fiscal 2004	Fiscal 2003

	First Quarter

30	91.5%	93.0%	92.8%	92.4%
90	93.2%	94.6%	94.9%	94.7%
180	94.8%	94.7%	95.1%	95.1%

	Second Quarter

30	91.5%	93.5%	93.9%	93.1%
90	93.2%	95.6%	95.5%	95.9%
180	94.8%	96.0%	95.8%	96.1%

	Third Quarter

30	93.0%	94.9%	94.7%	93.5%
90	94.8%	96.3%	96.0%	95.9%
180	95.7%		96.1%	96.1%

	Collection Percentage
		Actual
Days Following Quarter	Target	Fiscal 2005	Fiscal 2004	Fiscal 2003

	Fourth Quarter

30	91.5%	93.3%	93.2%	93.4%
90	93.2%		94.7%	95.4%
180	94.8%		95.1%	95.6%
     All loans not paid on the due date are considered delinquent. Even when payments are subsequently received for delinquent loans, no additional interest is accrued on those loans. Our policy is to charge off all ACE loans that are 180 days or more past due. The following table provides loans past due (non-accrual) and loans ninety days or more past due at each balance sheet date:

	Year Ended June 30,
	2005	2004	2003
	(dollars in thousands)
ACE Loans:
Gross loans receivable, end of period	$31,790	$27,663	$21,734
Loans past due (unpaid at due date)	$10,992	$9,914	$7,841
% of gross loans receivable	34.6%	35.8%	36.1%
Loans past due 90+ days	$3,927	$3,653	$3,249
% of gross loans receivable	12.4%	13.2%	15.0%
Off-Balance Sheet Arrangement with Republic Bank
     We are party to a marketing and servicing agreement with Republic Bank. Under this agreement, we provide various services to Republic Bank in connection with our marketing and servicing of Republic Bank’s short-term consumer loans in exchange for which we are paid fees by Republic Bank. We also earn additional fees if Republic Bank’s quarterly loan loss rate for these short-term consumer loans is below specified levels. As of June 30, 2005, Republic Bank was offering its Republic Bank loans in 427 of our company-owned stores in Arkansas, Pennsylvania and Texas. Approximately $27.9 million, or 10.4% of our total revenues, in fiscal 2005 and approximately $24.0 million, or 9.7% of our total revenues, in fiscal 2004 were derived from fees paid to us by Republic Bank.
     Although we market and service these Republic Bank loans, Republic Bank is responsible for reviewing each loan application and determining whether such application is approved for a loan. We are not involved in the loan approval process, including with respect to determining the loan approval procedures or criteria, nor do we acquire or own any participation interest in these loans. Consequently, Republic Bank loans are not included in our loan portfolio or in our loans receivable and are not reflected on our balance sheet. Under our agreement, however, we are obligated to reimburse Republic Bank by paying it an amount equal to the net amount charged off by Republic Bank, regarding its loans in our stores. Therefore, we could be obligated to pay Republic Bank for loan losses in an amount up to the total outstanding amount of Republic Bank loans recorded on Republic Bank’s financial statements, which was $10.7 million as of June 30, 2005.
     Because of our economic exposure for losses related to the Republic Bank loans, we have established a payable to reflect our anticipated losses related to uncollected Republic Bank loans that are 180 days or more past due. Though we have not had any long-term experience with Republic Bank loans, we believe that the loss experience with Republic Bank loans will be similar to the loss experience with our other loans because the loan products are similar in term, amount and credit quality. Accordingly, the payable for amounts due to Republic Bank for losses regarding Republic Bank loans has been established using the same methodology discussed in the Loan Portfolio disclosure. We cannot assure you, however, that our estimates will be accurate, and if the Republic Bank loan losses are materially greater than our recorded amount payable to Republic Bank, our financial condition could be materially adversely affected.
     For the year ended June 30, 2005, we provided approximately $8.7 million for losses on Republic Bank loans and charged-off $8.4 million related to these loans. The balance of the liability for Republic Bank loan losses reported in accrued liabilities as of June 30, 2005 was $4.0 million.

     For the year ended June 30, 2004, we provided approximately $7.4 million for losses on Republic Bank loans and charged-off $6.6 million related to these loans. The balance of the liability for Republic Bank loan losses reported in accrued liabilities as of June 30, 2004 was $3.7 million.
     An analysis of the loan losses payable to Republic Bank is as follows:

	Year Ended June 30,
	2005	2004	2003
	(in thousands)
Republic Bank Loans:
Gross loans receivable, beginning of period	$9,434	$10,356	$—
Originations	184,646	159,692	63,897
Repayments	(174,997)	(154,084)	(53,462)
Charge-offs	(8,755)	(6,545)	—
Recoveries	385	15	(79)

Gross loans receivable, end of period (1)	$10,713	$9,434	10,356

Liability for loan losses payable to Republic Bank, beginning of period	(3,714)	(2,854)	—
Provision for loan losses payable to Republic Bank	(8,686)	(7,390)	(2,933)
Charge-offs	8,755	6,545	—
Recoveries	(385)	(15)	79

Liability for loan losses payable to Republic Bank, end of period	(4,030)	(3,714)	(2,854)

Net loans receivable	$6,683	$5,720	$7,502

Net loan charge-offs as a percent of matured loan volume (2)	4.6%	4.2%	—
Liability as a percent of gross receivable	37.6%	39.4%	27.6%

(1)	Republic Bank loans are not carried on our balance sheet.

(2)	Matured loan volume represents all loans which became due and payable during the reporting period.
     The schedule below indicates the progression of receipts or collections of each “quarterly portfolio” of loans, consisting of Republic Bank loans. In this case, a “quarterly portfolio” is all of the Republic Bank loans that matured in a particular fiscal quarter. We can track the payment rates at different points of time for each quarterly portfolio.
The assumed higher rate of payment in our third fiscal quarter is a result of improved collections during the annual tax season because of borrowers’ receipt of tax refunds.
Collection Progression for Quarterly Republic Bank Loan Portfolios

	Collection Percentage
		Actual
Days Following Quarter	Target	Fiscal 2005	Fiscal 2004	Fiscal 2003

	First Quarter

30	91.5%	91.6%	92.4%	—
90	93.2%	93.5%	94.8%	—
180	94.8%	94.3%	94.9%	—

		Second Quarter

30	91.5%	92.2%	93.6%	—
90	93.2%	94.9%	95.9%	—
180	94.8%	95.4%	95.9%	—

	Third Quarter

30	93.0%	94.3%	94.7%	94.3%
90	94.8%	95.8%	95.9%	96.6%
180	95.7%		96.0%	96.8%

Collection Progression for Quarterly Republic Bank Loan Portfolios

	Collection Percentage
		Actual
Days Following Quarter	Target	Fiscal 2005	Fiscal 2004	Fiscal 2003

	Fourth Quarter

30	91.5%	91.3%	92.7%	91.8%
90	93.2%		94.3%	94.7%
180	94.8%		94.6%	94.8%
     All loans not paid on the due date are considered delinquent. Even when payments are subsequently received for delinquent loans, no additional interest is accrued on those loans. Our policy is to charge off all Republic Bank loans that are 180 days or more past due. The following table provides loans past due (non-accrual) and loans ninety days or more past due at each balance sheet date:

	Year Ended June 30,
	2005	2004
	(dollars in thousands)
Republic Bank Loans:

Gross loans receivable, end of period	$10,713	$9,434

Loans past due (unpaid at due date)	$5,516	$4,272

% of gross loans receivable	51.5%	45.3%

Loans past due 90+ days	$1,705	$1,509

% of gross loans receivable	15.9%	16.0%
Liquidity and Capital Resources
Cash Flows from Operating Activities
     During fiscal 2005, 2004, and 2003, we had net cash provided by operating activities of $36.9 million, $23.2 million and $28.2 million, respectively. The increase in cash flows provided from operating activities in fiscal 2005 compared to fiscal 2004 was due to performance improvements in our operations and to growth in the both the loan and bill pay products.
     During fiscal 2005, 2004, and 2003, we recognized $3.5 million, $2.0 million, and $2.2 million, respectively, in deferred revenue. The MoneyGram Agreement provides incentive bonuses for opening new locations at which MoneyGram services are offered as well as certain other performance incentives. Incentive bonuses are recognized as revenue over the term of the agreement. (See “Business – Relationships with the Money Order and MoneyGram Suppliers.”)
Cash Flows from Investing Activities
     During fiscal 2005, 2004, and 2003, we used $19.0 million, $7.4 million, and $4.7 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Expenditures related to acquisitions were $19.4 million, $6.9 million, and $0.7 million, for the fiscal years ended June 30, 2005, 2004, and 2003, respectively.
Cash Flows from Financing Activities
     During fiscal 2005, we had net cash used by financing activities of $12.2 million; during fiscal 2004, we had net cash provided by financing activities of $6.0 million; and during fiscal 2003, we had net cash used by financing activities of $32.2 million. Since June 30, 2004, we reduced the balance of the revolving advances by $16.7 million. The average amount borrowed on our revolving line-of-credit facility was $54.8 million for fiscal 2005 compared to $81.0 million for fiscal 2004. Proceeds from the exercise of restricted stock and stock options was $4.3 million for fiscal 2005, compared to $7.7 million for fiscal 2004.

Certain Contractual Cash Commitments
     The table below summarizes our cash obligations for certain leases and acquisition notes payable outstanding as of June 30, 2005:

	Payments Due by June 30,
	Total	2006	2007	2008	2009	2010 and thereafter
	(in thousands)
Operating leases	$60,717	$23,710	$18,003	$11,253	$5,270	$2,481
Acquisition notes payable	328	117	118	80	13	—

Total	$61,045	$23,827	$18,121	$11,333	$5,283	$2,481

     As part of our growth strategy, we intend to open new stores in existing and new markets. During fiscal 2005, we opened 80 company-owned stores, including 20 ACE Cash Advance stores. We expect to open approximately 50 to 60 new ACE Cash Express stores and 50 to 60 new ACE Cash Advance stores, resulting in a net gain of approximately 70 to 100 company-owned stores, in fiscal 2006.
     The capital cost of opening a new ACE Cash Express store varies depending on the size and type of store, but is typically in the range of $65,000 to $85,000, before the MoneyGram incentive. This capital cost includes leasehold improvements, signage, computer equipment and security systems. MoneyGram pays us an incentive for each new ACE Cash Express company-owned location opened, which is accounted for as deferred revenue that is recognized over the remaining life of our contract with MoneyGram. During fiscal 2005, we opened 60 ACE Cash Express stores. In addition, the typical store requires working capital of $80,000 to $100,000 to fund operating cash and the store’s loan portfolio.
     The capital cost of a mature ACE Cash Advance store is typically in the range of $35,000 to $45,000, and includes leasehold improvements, signage, computer equipment and security systems. A new ACE Cash Advance store requires working capital of $70,000 to $100,000. During fiscal 2005, we opened 20 ACE Cash Advance stores.
     For the year ended June 30, 2005, we spent $19.0 million on capital expenditures. Our total capital expenditures, excluding acquisitions, are anticipated to be approximately $15 million during our fiscal year ending June 30, 2006, in connection with the opening new stores, the relocation or remodeling of certain existing stores, maintenance, and ongoing upgrades of our information system. The actual amount of capital expenditures will depend in part on the number of new stores opened, the number of stores acquired, and the number of existing stores that are relocated or remodeled. We believe that our existing resources, anticipated cash flows from operations, and credit facilities will be sufficient to finance its anticipated capital expenditures and operational requirements during fiscal 2006. The 50 to 60 ACE Cash Express stores and the 50 to 60 ACE Cash Advance stores, after closings and dispositions, will require approximately $7.5 million of working capital to fund operating cash and additions to our loan portfolio.
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
The outstanding balance as of June 30, 2005 was $43.3 million, with an available balance on the primary revolving credit facility of $96.7 million. The seasonal revolving credit facility of $60 million is only available during tax season.
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
     We selected the third alternative described above as the annual interest rate for our borrowings under the credit agreement, and as of June 30, 2005, that interest rate was 5.625% (calculated using LIBOR plus 2.25%). Upon an event of default under the existing credit agreement, the applicable annual interest rate is increased by three hundred basis points.
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
     We are subject to various restrictive covenants stated in the existing credit agreement. Those restrictive covenants, which are typical of those found in credit agreements of these types, include restrictions on the incurrence of indebtedness from other sources, restrictions on advances to or investments in other persons or entities, restrictions on the payment of dividends to shareholders and on the repurchase of shares, and the requirement that various financial ratios be maintained. Certain of the covenants in the existing credit agreement require us:
•	to limit our capital expenditures during each fiscal year to $20 million;

•	to limit any single acquisition of assets or capital stock of an entity in the retail financial services business to a purchase price of no more than $10 million and to assets or entities that have a positive cash flow for the 12 months preceding such acquisition, unless otherwise agreed upon by the lenders;

•	to reduce our risk of increases in interest rates by entering into one or more interest-rate swap agreements to convert to fixed-rate obligations our floating- or variable-rate interest obligations with respect to the lesser of (a) $30 million and (b) 50% of the average amount of the unpaid loans outstanding during the prior month; and

•	to maintain the following financial coverage ratios:
—	our consolidated net worth at any time cannot be less than $133.7 million plus 75% of all net income earned in a calendar quarter, without deduction for any quarterly losses, plus 100% of the proceeds of any equity offering;

—	at the end of any fiscal quarter, our debt-to-EBITDA ratio cannot be more than 2.75-to-1.00 through December 31, 2005 and 2.50-to-1.00 thereafter;

—	at the end of each fiscal quarter, our cash flow coverage ratio cannot be less than 1.25-to-1.00.
     As of June 30, 2005, we were in compliance with all of our covenants under our existing credit agreement. The payment and performance of our obligations under the existing credit agreement and the documents ancillary thereto are secured by liens on all or substantially all of our and its subsidiaries’ (other than Ace Funding, LLC’s) assets. All of our subsidiaries (other than Ace Funding, LLC) guaranteed our obligations under the existing credit agreement. The collateral arrangements entered into by us and our guarantor subsidiaries are substantially similar for each of Wells Fargo Bank, as administrative agent for the lenders, and Travelers Express Company, Inc., which has a subordinate lien to secure the payment and performance of our obligations under the money order agreement and under the MoneyGram Agreement. We and all of our secured creditors or agents for them entered into a First Amended and Restated Intercreditor Agreement dated as of July 30, 2004 that includes agreements regarding the priority of distributions to the lenders and Travelers Express upon foreclosure and liquidation of the collateral subject to the security agreements executed by us and our guarantor subsidiaries and certain other intercreditor arrangements. This intercreditor agreement replaced the Intercreditor Agreement dated as of March 31, 2003, as amended, that was in effect with our prior credit agreement.
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
     On April 23, 2003, we entered into an interest-rate swap agreement with JP Morgan Chase Bank, regarding a notional amount of $60 million, associated with the revolving advance facility under our bank credit agreement, to be effective until March 31, 2006. On May 31, 2004, the notional amount was reduced from $60 million to $30 million and increased to $45 million on January 1, 2005. On April 29, 2005, the interest-rate swap agreement was amended to reduce the notional amount to $35 million and extend the effective date from March 31, 2006 to September 30, 2006. The fixed rate effective on June 30, 2005, prior to adding the applicable margin, was 3.925%.
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

     We reduced the number of self-service machines in H&R Block offices to 130 during the fiscal 2005 tax season from 219 in fiscal 2004, thereby reducing our cash required to fund the machines. In fiscal 2005, we only utilized the DZ Bank funding of $190 million for the self-service machines placed in the H&R Block retail offices through an arrangement with Ace Funding LLC, our wholly owned subsidiary, as borrower, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, a German bank, as arranger and liquidity agent, and Autobahn Funding Company LLC, as lender. This funding arrangement extends through the 2007 tax season. We expect to have this or a similar type of funding in place in the future. If this type of financing were not available, we would need to evaluate the continuation of this service offering. For financial reporting purposes, Ace Funding is our consolidated subsidiary and all borrowings by Ace Funding under this arrangement, all amounts paid by Ace Funding under this arrangement and all check cashing fees received by us from the self-service machines subject to this arrangement are and will be reflected in our consolidated financial statements. All borrowings under this arrangement for the 2005 tax season were repaid in full by March 31, 2005.
     The revenue and contribution to profit from this specific operation does not have a material impact on the operations of the Company. The tax revenue generated from 130 and 219 self-service machines for the year ended June 30, 2005 and 2004 was $3.4 million and $4.3 million, respectively.
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
Stock Repurchase Program
     In fiscal 2000, our board of directors authorized up to $5 million for the repurchase of shares of our Common Stock in the open market or in negotiated transactions. During fiscal 2000 and 2001, we repurchased 211,400 shares at an average price of $12.81 per share. During fiscal 2002, 2003, 2004 and 2005, no shares were repurchased.
     In May 2005, our board of directors terminated the previous repurchase program and established a new program authorizing up to $20 million for the repurchase of common stock in the open market or negotiated transactions. Since then, no shares have been repurchased. The repurchase program does not have an expiration date, but will terminate when we have made all of the authorized repurchases or earlier by our board of directors.
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
Liquidity Outlook
     Based on our current level of operations and anticipated revenue growth, we believe our cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our liquidity needs for the next 12 months. However, we have substantial working capital needs, contractual commitments and debt service obligations. We cannot assure you that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized or that future borrowings will be available to us under credit facilities in amounts sufficient to enable us to pay our existing indebtedness or fund our other liquidity needs. In addition, if we undertake expansion efforts in the future, our cash requirements may increase significantly.

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
     Our business requires significant amounts of cash for services and inventory. Much of that cash is obtained through borrowing. Therefore, we have, and we expect to have, a significant amount of outstanding debt and may incur additional debt in the future as we seek to expand our business. As of June 30, 2005, our short-term debt was $43.3 million, and we had no material long-term debt.
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
     Based on our current level of operations and anticipated revenue growth, we believe our cash flow from operations, available cash and available borrowings under our credit facilities will be adequate to meet our future liquidity needs. However, we have substantial working capital needs, contractual commitments and debt service obligations. We cannot assure you that our business will generate sufficient cash flow from operations, that our anticipated revenue growth will be realized or that future borrowings will be available to us under credit facilities in amounts sufficient to enable us to pay our existing indebtedness or fund our other liquidity needs. In addition, if we undertake expansion efforts in the future, our cash requirements may increase significantly.
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
     A significant portion of our revenues is based on loan interest and fees from short-term consumer loans, also known as payday loans, that we offer in our company-owned stores. Short-term consumer loans have come under increased scrutiny and regulation in recent years. Legislation has been introduced in the United States Congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that may prohibit or severely restrict short-term consumer loans. For example, in December 2002, we ceased offering short-term consumer loans at our stores in Alabama, Georgia and North Carolina as a result of laws enacted restricting short-term consumer loans in those states. As a result of more recently enacted laws in Alabama permitting short-term consumer loans, we resumed offering short-term consumer loans at our company-owned store in that state in July, 2004. We intend to continue, with others in the short-term consumer loan industry, to inform and educate legislators and to oppose legislative or regulatory action that may prohibit or severely restrict short-term consumer loans. Nevertheless, if legislative or regulatory action with that effect were taken on the federal level or in states in which we have a significant number of stores, that action may have a material adverse effect on our loan-related activities and revenues. Moreover, similar action by states in which we are not currently offering short-term consumer loans could result in us having fewer opportunities to pursue our growth strategy.
     In 2002, the Office of the Comptroller of the Currency, which supervises national banks, took action to effectively prohibit certain national banks from offering and making short-term consumer loans because of the agency’s view that they posed various risks to those banks. As a result, we discontinued offering Goleta loans in our stores on December 31, 2002.
     In addition, Republic Bank & Trust Company, a Kentucky state-chartered bank, and First Bank of Delaware, for each of which we act as marketer and servicer of their loans, are subject to federal and state banking regulations. The States of Kentucky and Delaware are the primary regulators for Republic Bank and First Bank of Delaware, respectively, and the Federal Deposit Insurance Corporation, or FDIC, is the back-up federal regulator of each bank. The FDIC issued guidelines governing permissible arrangements between a state-chartered bank and a marketer and servicer of its short-term loans, also referred to as payday loans, in July 2003, and issued revised guidelines in March 2005. The guidelines apply to our marketing and servicing agreements with Republic Bank, for which we offer a shorter-term (currently 14-day), single-installment loan, and First Bank of Delaware, for which we offer a longer-term (currently 20-week), multi-installment loan, regarding the offering of each such bank’s loans at our stores in Arkansas, Pennsylvania and Texas and our servicing activities regarding those loans. The guidelines describe the FDIC’s expectations for a bank’s prudent risk-management practices regarding payday loan marketing and servicing relationships. They address bank capital requirements, allowances for loan losses and loan classifications as well as income recognition, collection-recovery practices and compliance with consumer protection laws when a bank engages in payday lending.
     The revised FDIC guidelines issued in March 2005 include a requirement that banks (such as Republic Bank and First Bank of Delaware) develop procedures to ensure that a payday loan is not provided to any customer with payday loans from any lender for more than three months in the previous 12 months. Assuming an average term of approximately 15 days, this limits the number of payday loans a customer may have from all lenders during any 12-month period to six. The revised FDIC guidelines also suggest that supervised lenders should offer a customer subject to such a limitation, or refer such a customer to, a longer-term loan product. In response to the revised FDIC guidelines, customers at our stores in Texas, Pennsylvania and Arkansas who are denied a shorter-term Republic Bank loan, may apply for a longer-term First Bank of

Delaware installment loan. It is unclear at this time what procedures and/or alternate products the FDIC may accept as conforming with the revised guidelines. If the implementation and enforcement of the revised FDIC guidelines or any newly promulgated guidelines by the FDIC, or any order, law, rule or regulation by the States of Kentucky or Delaware or the FDIC, were to have the effect of significantly curtailing either Republic Bank’s short-term consumer lending services or First Bank of Delaware’s installment lending services, our revenues derived from fees from Republic Bank or First Bank of Delaware would be materially adversely affected, unless we could offer, or we could secure an agreement with another financial institution not subject to such limitations to offer, similar or alternate services. We cannot assure you that we would be successful in offering similar or alternate services or finding such a replacement financial institution, in the latter case especially because arrangements like ours with Republic Bank and First Bank of Delaware are coming under increasing political and regulatory scrutiny. Lawsuits filed against banks offering short-term consumer loans, such as one filed by the New York State Attorney General’s office in September 2003 discussed below, may hinder our ability to partner with a replacement bank or to establish relationships with new banks in other states as part of our growth strategy. Any alternate or similar services or agreement with a replacement bank or new bank may also not be on terms as favorable to us as our current agreements with Republic Bank and First Bank of Delaware.
     Each of Republic Bank and First Bank of Delaware is also subject to FDIC inspection and authority, and as a result of our marketing and servicing activities, we too are subject to such inspection and authority. We cannot assure you that the regulatory scheme affecting Republic Bank or First Bank of Delaware, or FDIC inspection or authority with respect to Republic Bank, First Bank of Delaware or us, will not negatively impact our operations.
Potential litigation and regulatory proceedings regarding our consumer loans could materially adversely affect our financial condition.
     During the last few years, we and our competitors have been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of consumer loans, particularly those with a shorter-term. In our case, such litigation and regulatory proceedings primarily involved attempts by plaintiffs to recharacterize us as the true lender of short-term consumer loans made by Goleta National Bank through our stores, in part because we acquired participations in the Goleta loans. Although our relationship with Goleta has been terminated and we have settled the related class action lawsuit, we cannot assure you that we will not be subject to future lawsuits associated with our consumer loan services.
     In particular, we may become subject to litigation or regulatory proceedings focusing on our relationship with either Republic Bank or First Bank of Delaware. If we were to be recharacterized as the lender of the Republic Bank loans or the First Bank of Delaware loans, then the interest charged for these loans would violate most of the applicable states’ usury laws which impose maximum rates of interest or finance charges that a non-bank lender may charge, and any resulting refunds or penalties we would likely incur would materially adversely affect our results of operations and financial condition. While there are differences between the Goleta loans and each of the Republic Bank loans and First Bank of Delaware loans, principally that we do not acquire participations in Republic Bank loans or First Bank of Delaware loans, and while we believe we are not the lender under either of our arrangements with Republic Bank or First Bank of Delaware, we cannot assure you that a regulator or a borrower will not try to recharacterize us as the true lender. For example, although we do not offer short-term consumer loans in New York, in September 2003 the New York State Attorney General’s office filed a lawsuit against a Delaware state-chartered bank and the companies servicing its short-term consumer loans through a structure that is in some respects similar to our agreements with Republic Bank and First Bank of Delaware.
Media reports and public perception of short-term consumer loans as being predatory or abusive could materially adversely affect our business.
     Over the past few years, consumer advocacy groups and certain media reports have advocated governmental action to prohibit or severely restrict consumer loans, particularly those with a shorter-term. The consumer groups and media reports typically focus on the cost to a consumer for this type of loan, which is higher than the interest typically charged by credit card issuers to a more creditworthy consumer. This difference in credit cost is more significant if a consumer does not promptly repay the loan, but renews, or rolls over, that loan for one or more additional short-term periods. The consumer groups and media reports typically characterize these short-term consumer loans as predatory or abusive toward consumers. If this negative characterization of our short-term consumer loan service becomes increasingly accepted by consumers, demand for our short-term consumer loans could significantly decrease, which could materially adversely affect our results of operations and financial condition.
     Negative perception of our short-term consumer loans or other activities could also result in us being subject to more restrictive laws and regulations. For example, a short-term consumer loan prohibition law was recently passed by the Georgia state legislature. In addition, we may become subject to lawsuits against us for loans we make, or loans we offer made by Republic Bank or First Bank of Delaware. If changes in the laws affecting any of our short-term consumer loans, the

Republic Bank loans or the First Bank of Delaware loans are enacted, or if we become subject to such lawsuits, our financial condition and results of operations would be materially adversely affected.
If our estimates of our loan losses are not adequate to absorb known or probable losses, our financial condition may be materially adversely affected.
     We maintain an allowance for loan losses at levels to cover the anticipated losses in the collection of the portfolio of loans that we make. We determine our allowance for loan losses based upon a review of historical loan losses and the loan portfolio. Our allowance for loan losses is periodically reviewed by our management. For the fiscal year ended June 30, 2005, our loan loss provision was $18.3 million, and we charged-off $17.9 million related to our loans. Our loan loss provision, however, is an estimate, and if actual loan losses are materially greater than our loan loss provision, our financial condition could be materially adversely affected.
     With respect to the Republic Bank loans and First Bank of Delaware loans, we are obligated to reimburse each bank for all loan losses. As a result, we could be potentially obligated to pay each of Republic Bank and First Bank of Delaware for loan losses in an amount up to the total outstanding amount of loans made by each such bank as recorded on their respective financial statements. We commenced offering First Bank of Delaware loans on August 1, 2005. With respect to Republic Bank loans, Republic Bank’s financial statements reflect a total outstanding amount of $10.7 million as of June 30, 2005. This amount is not included on our balance sheet. For the fiscal year ended June 30, 2005, we provided a payable of approximately $8.7 million for losses on Republic Bank loans and charged-off $8.4 million related to Republic Bank loans. The balance of the liability for Republic Bank loan losses reported in accrued liabilities as of June 30, 2005 was $4.0 million. The payable to Republic Bank is, however, an estimate. If actual Republic Bank loan losses are materially greater than our recorded amount payable to Republic Bank, our financial condition could be materially adversely affected.
A significant portion of our consumer lending business is derived from our relationships with Republic Bank and First Bank of Delaware, and a loss of either relationship could adversely affect our liquidity and profits.
     Under our marketing and servicing agreements with each of Republic Bank and First Bank of Delaware, we provide various services to such banks in connection with our marketing and servicing of their loans in exchange for which we receive a portion of the interest, and in the case of First Bank of Delaware, a portion of certain other fees, collected from borrowers. As of August 1, 2005, each of Republic Bank and First Bank of Delaware was offering its loans in 427 of our company-owned stores in Texas, Pennsylvania and Arkansas. Approximately 10% of our total revenues in the twelve months ended June 30, 2005 was derived from fees paid to us by Republic Bank.
     The term of our agreement with Republic Bank expires January 1, 2008. The agreement may be terminated before its scheduled expiration: (i) by either party if the other party fails to cure a material default under, or an inaccurate representation or warranty in, the agreement within ten days of notice of such default or inaccuracy; (ii) by either party if a party’s performance under the agreement is rendered illegal or materially adversely affected as a result of changes in law; (iii) by either party, upon six months notice, unless early termination is required by a governing regulatory agency, if such party is notified by such agency that such party’s performance of its obligations under the agreement may be unlawful, unsafe or unsound or may jeopardize such party’s standing or rating with such agency; (iv) by either party if the other party is bankrupt or is in receivership and, where Republic Bank is the terminating party, the subject proceeding is not stayed within 30 days of its filing; (v) provided we are not in default under the agreement, by us, upon ten days notice, if Republic Bank ceases to fund the short-term consumer loans we market for them or if applicable law is amended or changed in a manner that has an adverse effect on us; or (vi) provided we are not in default under the agreement, by us if Republic Bank breaches its obligation to honor and pay any check or other negotiable instrument given to a borrower as proceeds for a Republic Bank loan.
     The term of our agreement with First Bank of Delaware expires July 21, 2008, and will renew for an additional 12 months unless either party elects to terminate it as of July 21, 2008 by providing at least 90 days’ notice to the other party before that date. The agreement may be terminated before its scheduled expiration: (i) automatically if either party seeks protection under any federal or state bankruptcy, insolvency, receivership, or similar law; (ii) automatically if First Bank of Delaware is placed into conservatorship or receivership with the FDIC or other authority; (iii) automatically if an involuntary bankruptcy or insolvency petition is filed against us and not dismissed within 30 days of that filing or a receiver or any regulatory authority takes control of us; (iv) by either party if the other party commits a material breach of, or other specified default under, the agreement and fails to cure such breach or default within 30 days of notice; (v) by First Bank of Delaware, upon 90 days notice, if First Bank of Delaware becomes aware of any adverse legal, regulatory, or other developments that could have a material adverse impact on First Bank of Delaware, the profitability of its activities under the agreement, or its litigation or risk exposure; (vi) by us, upon 90 days notice, if First Bank of Delaware changes its loan-related policies in a manner that is reasonably likely to have, or if we become aware of any adverse legal, regulatory, or other developments that could have, a material adverse impact on us, the profitability of our activities under the agreement, or our litigation or risk exposure; or (vii) by us, upon 90 days notice, if we determine that we can profitably engage in installment-loan or deferred-deposit transactions in Texas independent of First Bank of Delaware, except that upon any termination for this reason on or before December 31, 2006, we must pay First Bank of Delaware a termination fee of $100,000.
     The FDIC has set limits on the dollar amount of short-term consumer loans that either Republic Bank or First Bank of Delaware can have outstanding at any given time based on its capital. In addition, the revised guidelines for short-term, also referred to as payday, lending issued by the FDIC in March 2005 include a requirement that banks (such as Republic Bank and First Bank of Delaware) develop procedures to ensure that a payday loan is not provided to any customer with payday loans from any lender for more than 3 months in the previous 12 months. If the FDIC were to reduce the limits on the dollar amount of short-term consumer loans or installment loans that either Republic Bank or First Bank of Delaware can have outstanding at any time, further limit the number of short-term, payday loans a borrower may have outstanding, or characterize the longer-term installment loans made by First Bank of Delaware as a payday loan, or any other events involving either Republic Bank or First Bank of Delaware outside of our control were to occur, our ability to grow this portion of our business could be materially adversely affected.
     If a termination of or significant adverse change in our relationship with either Republic Bank or First Bank of Delaware occurred, we could be required to seek replacement relationships with new financial institutions. We cannot assure you that we would be able to secure new relationships or that the terms of any such new relationships would be as favorable to us as those of our existing relationship with Republic Bank and First Bank of Delaware. As a result, any significant changes in our relationship with either Republic Bank or First Bank of Delaware could cause us to change the way we conduct business in certain states or adversely affect our results of operations.
If the loan approval process for either Republic Bank or First Bank of Delaware is flawed and more loans go uncollected, our revenues could be materially adversely affected.
     Our agreements with Republic Bank and First Bank of Delaware provide for us to market and service loans offered by each such bank at our company-owned stores in Texas, Pennsylvania and Arkansas. Each of the banks is responsible for reviewing each loan application and determining whether such application is approved for a loan. We are not involved in the loan approval process, including with respect to determining the loan approval procedures or criteria. However, under each of our agreements with Republic Bank and First Bank of Delaware, we are required to reimburse the bank for loan losses. If either bank’s loan approval process is flawed and an increased number of loans that are made are uncollected, our results of operations could be materially adversely affected.
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
     The industry in which we operate is highly fragmented and very competitive. In addition, we believe that the market will become more competitive as the industry matures and consolidates. We compete with other check cashing stores, short-term consumer lenders, grocery stores, banks, savings and loan institutions, other financial services entities and other retail businesses that also cash checks, offer short-term consumer loans, sell money orders, provide money transfer services, or other similar financial services. Some of our competitors that are not check cashing companies have larger and more established customer bases and substantially greater financial, marketing and other resources. Our stores also face competition from automated check cashing machines deployed in supermarkets, convenience stores and other public venues by large financial services organizations. We cannot assure you that we will be able to compete successfully. As a result, we could lose market share and our revenues could decline, thereby affecting our ability to generate sufficient cash flow to service our indebtedness and fund our operations.
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
     We are a party to a money order agreement with Travelers Express under which we exclusively sell Travelers Express money orders that bear our logo. Under this agreement, we are obligated to make prompt remittances of money order proceeds. We are also an agent for the receipt and transmission of wire transfers of money through the MoneyGram network in accordance with an agreement with Travelers Express and MoneyGram Payment Systems, Inc., an affiliate of Travelers Express. Approximately 7% of our total revenues for the fiscal year ended June 30, 2005 were derived from these agreements. Our relationship with Travelers Express and its affiliates is therefore significant to our business. Accordingly, if any disruption in this relationship occurs, it could materially and adversely affect our liquidity and profits.
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
     Our business is seasonal to the extent of the impact of cashing tax refund checks and tax refund anticipation loan checks. The impact of these services is primarily in the third and fourth quarters of our fiscal year. Also, our consumer loan business declines slightly in the third fiscal quarter as a result of customers’ receipt of tax refund checks and tax refund anticipation loans. This seasonality requires us to manage our cash flows over the course of the year. If our revenues were to fall substantially below what we would normally expect during certain periods, our annual financial results would be adversely impacted and our ability to service our debt may also be adversely affected.
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
     As of June 30, 2005, our principal shareholders, directors and executive officers, and entities affiliated with them, owned approximately 15% of the outstanding shares of our common stock. As a result, these shareholders, if acting together, are able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium of their common stock as a party of a sale of our company and might ultimately affect the market price of our common stock.
Our operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses.
     Our operations could be subject to natural disasters and other business disruptions, which could harm our future revenue and financial condition and increase our costs and expenses. For example, in August 2005, certain of our stores in the New Orleans and Baton Rouge area were closed for varying periods as a result of Hurricane Katrina. In addition, the occurrence and threat of terrorist attacks may directly or indirectly affect economic conditions, which could in turn adversely affect demand for our services. In the event of a major natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or business interruptions, any of which could materially adversely affect us. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States economy and worldwide financial markets. Any of these occurrences could have a material adverse effect on us and also may result in volatility of the market price for our securities.
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
     The fair value of our existing interest-rate swaps was ($94,000) as of June 30, 2005. The associated underlying debt has equaled or exceeded the notional amount for each swap throughout the existence of the swap, and we anticipate that it will continue to do so. Each existing swap is based on the same index as, and repriced on a consistent basis with its corresponding underlying debt.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Part IV, Item 15(a)(1) for information required for this item.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the year ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Ace Cash Express, Inc., together with its consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
As of the end of the Company’s 2005 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2005 is effective.
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page 53, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of Ace Cash Express, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Ace Cash Express, Inc. and Subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Ace Cash Express, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Ace Cash Express, Inc. and Subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, Ace Cash Express, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ace Cash Express, Inc. and Subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005, and our report dated September 12, 2005, expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Dallas, Texas
September 12, 2005

ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this item is incorporated herein by reference from the information provided under the caption “Directors and Executive Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Shareholders to be held on November 11, 2005 (“our 2005 Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item is incorporated herein by reference from the information provided under the captions “Executive Compensation” and “Stock Performance Chart” in our 2005 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item is incorporated by reference from the information provided under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2005 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this item is incorporated by reference from the information provided under the caption “Directors and Executive Officers Certain Relationships” in our 2005 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item is incorporated by reference from the information provided under the caption “Relationships with Independent Certified Public Accountants” in our 2005 Proxy Statement.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3) Exhibits.

Exhibit Number	Exhibits
3.1	Restated Articles of Incorporation of the Company, as amended through January 31, 1998. (Included as Exhibit 3.6 to the Company’s Form 10-Q for the quarter ended December 31, 1997 (Commission File Number 0-20774) and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of the Company, as amended through January 31, 1998. (Included as Exhibit 3.7 to the Company’s Form 10-Q for the quarter ended December 31, 1997 (Commission File Number 0-20774) and incorporated herein by reference.)

3.3	Certificate of Amendment to the Company’s Bylaws dated January 3, 2000. (Included as Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.)

4.1	Form of Certificate representing shares of Registrant’s Common Stock. (Included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 33-53286) and incorporated herein by reference.)

10.1	Lease Agreement dated October 1, 1987, between the Company and Greenway Tower Joint Venture, as amended by First Amendment to Lease Agreement dated April 29, 1988, Second Amendment to Lease Agreement dated August 24, 1988, Third Amendment to Lease Agreement dated December 29, 1988 and Fourth Amendment to Lease Agreement dated January 29, 1991. (Included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No 33-53286) and incorporated herein by reference.)

10.2	Fifth Amendment to Lease Agreement dated June 13, 1994, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)

10.3	Ace Cash Express, Inc. 401(k) Profit Sharing Plan, adopted July 1, 1994. (Included as Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.) #

10.4	Ace Cash Express, Inc. Deferred Compensation Plan, adopted July 1, 1994. (Included as Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.) #

10.5	Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan dated March 27, 1995. (Included as Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended June 30, 1995 (Commission File Number 0-20774) and incorporated herein by reference.) #

10.6	Sixth Amendment to Lease Agreement dated February 1, 1996, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.25 to the Company’s Form 10-Q for the quarter ended March 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.7	Amendment No.1 to the Ace Cash Express 401K Profit Sharing Plan effective January 1, 1998. (Included as Exhibit 10.33 to the Company’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number 0-20774) and incorporated herein by reference.) #

10.8	Amendment No. 1 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.34 to the Company’s Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.9	Amendment No. 2 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.35 to the Company’s Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.10	Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit A to the Company’s Proxy Statement for the 1997 Annual Meeting of Shareholders, filed on Form DEF 14A on October 20, 1997 (Commission File No. 0-20774), and incorporated herein by reference.) #

Exhibit Number	Exhibits
10.11	Amendment No. 1 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.37 to the Company’s Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.12	Money Order Agreement dated as of April 16, 1998, but effective as of December 16, 1998, between the Company and Travelers Express Company, Inc. (Included as Exhibit 10.39 to the Company’s Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) †

10.13	Amendment No. 3 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.44 to the Company’s Form 10-Q for the quarter ended December 31, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.14	Amendment No. 2 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.45 to the Company’s Form 10-Q for the quarter ended December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.) #

10.15	Money Transfer Agreement dated as of June 30, 2000, among the Company, Travelers Express Company, Inc., and MoneyGram Payment Systems, Inc. (Included as Exhibit 10.48 to the Company’s Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-20774) and incorporated herein by reference.) †

10.16	Amendment No. 3 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.50 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.17	Change-in-Control Executive Severance Agreement dated as of May 15, 2001, between the Company and Barry M. Barron. (Included as Exhibit 10.56 to the Company’s Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.18	Separation Agreement dated as of February 28, 2002, between the Company and R. Edward McCarty. (Included as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2002 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.19	Consulting Agreement dated as of February 28, 2002, between the Company and R. Edward McCarty. (Included as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2002 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.20	Seventh Amendment to Lease Agreement dated December 20, 2000, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.66 to the Company’s Form 10-K for the fiscal year ended June 30, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)

10.21	Eighth Amendment to Lease Agreement dated May 10, 2001, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.67 to the Company’s Form 10-K for the fiscal year ended June 30, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)

10.22	Ace Cash Express, Inc. Executive Non-Qualified Excess Plan Adoption Agreement with the First Amendment to the Ace Cash Express, Inc. Executive Non-Qualified Excess Plan, dated as of October 1, 2001. (Included as Exhibit 10.68 to the Company’s Form 10-K for the fiscal year ended June 30, 2002 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.23	Stipulation and Consent to the Issuance of a Consent Order between Ace Cash Express, Inc. and the Office of the Comptroller of the Currency dated October 25, 2002. (Included as Exhibit 10.1 to the Company’s Form 8-K filed on November 5, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)

10.24	Consent Order issued by the Office of the Comptroller of the Currency In the Matter of Ace Cash Express, Inc., Irving, Texas, as Agent and Bank Service Provider for Goleta National Bank, Goleta, California, dated October 25, 2002. (Included as Exhibit 10.2 to the Company’s Form 8-K filed on November 5, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)

10.25	Amendment No. 4 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2002 (Commission File No. 0-20774) and incorporated herein by reference.) #

Exhibit Number	Exhibits
10.26	License Agreement dated November 22, 2000, with Addendum No. 1 thereto dated as of May 31, 2001, by and between H&R Block Tax Services, Inc. and the Company. (Included as Exhibit 10.1 to the Company’s Form 8-K filed on January 21, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) †

10.27	Loan and Servicing Agreement dated as of December 18, 2002, among Ace Funding LLC, the Company, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, together with the material Schedules, Exhibits and Annexes thereto (Included as Exhibit 10.3 to the Company’s Form 8-K filed on January 21, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) †

10.28	Marketing and Servicing Agreement dated as of October 21, 2002, with First Amendment to Marketing and Servicing Agreement dated as of January 28, 2003, between Republic Bank & Trust Company and the Company. (Included as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) †

10.29	Restricted Stock Agreement dated January 28, 2003 between the Company and Barry M. Barron. (Included as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.30	Restricted Stock Agreement dated July 2, 2003 between the Company and Jay B. Shipowitz. (Included as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.31	Restricted Stock Agreement dated July 2, 2003 between the Company and Barry M. Barron. (Included as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.32	Restricted Stock Agreement dated October 30, 2003, between the Company and William S. McCalmont. (Included as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.33	Change-in-Control Executive Severance Agreement executed December 5, 2003, but effective as of August 5, 2003, between the Company and William S. McCalmont. (Included as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.34	Amendment Number One to Money Order Agreement dated as of February 18, 1999, between the Company and Travelers Express Company, Inc. (Included as Exhibit 10.1 to the Company’s Form 8-K filed on November 4, 2003 (Commission File No. 0-20774) and incorporated herein by reference.)

10.35	Amendment No. 2 to Money Order Agreement dated as of October 29, 2003, between the Company and Travelers Express Company, Inc. (Included as Exhibit 10.2 to the Company’s Form 8-K filed on November 4, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) †

10.36	Cash Services Agreement dated as of December 30, 2003, by and between the Company and Texas Capital Bank, National Association, together with the material Exhibits and Annexes thereto. (Included as Exhibit 10.1 to the Company’s Form 8-K filed on January 14, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) †

10.37	First Amendment dated as of December 22, 2003, among Ace Funding LLC, the Company, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, together with the Schedules thereto. (Included as Exhibit 10.2 to the Company’s Form 8-K filed on January 14, 2004 (Commission File No. 0-20774) and incorporated herein by reference.)

10.38	First Amended and Restated Credit Agreement dated July 30, 2004, by and among the Company, Wells Fargo Bank, National Association, as administrative agent for the lenders, JPMorgan Chase Bank, J.P. Morgan Securities, Inc., U.S. Bank, National Association, Bank of America, N.A., Union Bank of California, N.A., Keybank National Association, and the lenders named in Schedule 2.01, together with the Exhibits and Schedules thereto. (Application for confidential treatment for a portion of the Schedules to this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit

Exhibit Number	Exhibits
10.1 to the Company’s Form 8-K filed on August 13, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) †

10.39	Executive Employment Agreement dated to be effective as of July 1, 2004, between the Company and Jay B. Shipowitz. (Included as Exhibit 10.1 to the Company’s Form 8-K filed on August 27, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.40	Restricted Stock Agreement dated to be effective as of July 1, 2004, between the Company and Jay B. Shipowitz. (Included as Exhibit 10.2 to the Company’s Form 8-K filed on August 27, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.41	Change-in-Control Executive Severance Agreement dated to be effective as of July 1, 2004, between the Company and Jay B. Shipowitz. (Included as Exhibit 10.3 to the Company’s Form 8-K filed on August 27, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.42	Employment Agreement dated to be effective as of July 1, 2004, between the Company and Donald H. Neustadt. (Included as Exhibit 10.4 to the Company’s Form 8-K filed on August 27, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.43	General Release and Covenant Not to Sue dated to be effective as of June 30, 2004 between the Company and Donald H. Neustadt. (Included as Exhibit 10.5 to the Company’s Form 8-K filed on August 27, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.44	Change-in-Control Executive Severance Agreement executed and effective on November 15, 2004 between the Company and Barry M. Barron and William S. McCalmont. (Included as Exhibits 10.1 and 10.2 to the Company’s Form 8-K filed on November 19, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.45	Second Amendment to the Marketing and Servicing Agreement dated as of September 30, 2003 between Republic Bank & Trust Company and Ace Cash Express, Inc. (Included as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2004 (Commission File No. 0-20774) and incorporated herein by reference.)

10.46	Second Amendment dated as of December 15, 2004, among Ace Funding LLC, ACE Cash Express, Inc., the Company, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, together with the Schedules thereto. (Included as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) †

10.47	Ninth Amendment to Lease Agreement dated October 21, 2003, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 0-20774) and incorporated herein by reference.)

10.48	Tenth Amendment to Lease Agreement dated July 26, 2004, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 0-20774) and incorporated herein by reference.)

10.49	Addendum No. 1 to Money Transfer Agreement dated as of October 31, 2003, between the Company and Travelers Express Company, Inc. (Included as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 0-20774) and incorporated herein by reference.)

10.50	Third Amendment to the Marketing and Services Agreement dated as of July 26, 2005, between Republic Bank & Trust Company and the Company. *

10.51	Installment Loan Marketing and Servicing Agreement dated as of July 21, 2005, between First Bank of Delaware and the Company. (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) *

21	Subsidiaries of the Company.*

23	Consent of Grant Thornton LLP.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Exhibits
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

#	Management contract or compensatory plan or arrangement

†	Confidential treatment for a portion of this exhibit has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE CASH EXPRESS, INC.

By:	/s/ WILLIAM S. MCCALMONT

William S. McCalmont
Executive Vice President and
Chief Financial Officer

Date:	September 12, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date
/s/ RAYMOND C. HEMMIG	Chairman of the Board, Director	September 12, 2005

Raymond C. Hemmig

/s/ JAY B. SHIPOWITZ	President and Chief Executive Officer	September 12, 2005

Jay B. Shipowitz	Director (Principal Executive Officer)

/s/ WILLIAM S. MCCALMONT	Executive Vice President and Chief Financial Officer	September 12, 2005

William S. McCalmont	Treasurer (Principal Financial and Accounting Officer)

/s/ ROBERT P. ALLYN	Director	September 12, 2005

Robert P. Allyn

/s/ JOSEPH M. HAGGAR, III	Director	September 12, 2005

Joseph M. Haggar, III

/s/ DONALD H. NEUSTADT	Director	September 12, 2005

Donald H. Neustadt

/s/ MARSHALL B. PAYNE	Director	September 12, 2005

Marshall B. Payne

/s/ MICHAEL S. RAWLINGS	Director	September 12, 2005

Michael S. Rawlings

/s/ EDWARD W. ROSE III	Director	September 12, 2005

Edward W. Rose III

/s/ CHARLES DANIEL YOST	Director	September 12, 2005

Charles Daniel Yost

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of Ace Cash Express, Inc.
We have audited the accompanying consolidated balance sheets of Ace Cash Express, Inc. (a Texas corporation) and Subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ace Cash Express, Inc. and Subsidiaries as of June 30, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ace Cash Express, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2005, expressed an unqualified opinion on both management’s assessment of Ace Cash Express, Inc.’s internal control over financial reporting and on the effectiveness of Ace Cash Express, Inc.’s internal control.
/s/ GRANT THORNTON LLP
Dallas, Texas
September 12, 2005

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	June 30,
	2005	2004(1)
		(restated)
ASSETS
Current Assets
Cash and cash equivalents	$109,430	$123,041
Accounts receivable, net	3,969	5,555
Loans receivable, net	20,787	17,047
Prepaid expenses, inventories and other current assets	13,685	10,658

Total Current Assets	147,871	156,301

Noncurrent Assets
Property and equipment, net	37,657	27,336
Covenants not to compete, net	1,668	1,067
Goodwill, net	98,702	81,719
Other assets	6,723	3,839

Total Assets	$292,621	$270,262

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Revolving advances	$43,300	$60,000
Accounts payable, accrued liabilities and other current liabilities	36,117	32,711
Money orders payable	4,867	4,495

Total Current Liabilities	84,284	97,206

Noncurrent Liabilities
Deferred income tax	4,302	3,134
Deferred revenue	3,271	3,907
Other liabilities	4,079	3,411

Total Liabilities	95,936	107,658

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 13,912,045 and 13,518,737 shares issued and 13,700,645 and 13,307,337 shares outstanding, respectively	137	133
Additional paid-in capital	103,544	95,941
Retained earnings	98,836	71,470
Accumulated comprehensive income (loss)	(56)	(170)
Treasury stock, at cost, 211,400 shares	(2,707)	(2,707)
Unearned compensation — restricted stock	(3,069)	(2,063)

Total Shareholders’ Equity	196,685	162,604

Total Liabilities and Shareholders’ Equity	$292,621	$270,262

(1)	The June 30, 2004 property and equipment, net, deferred income tax, other liabilities and retained earnings balances have been adjusted to reflect the previously announced corrections to ACE’s lease accounting practices.
The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Year Ended June 30,
	2005	2004	2003
Revenues	$268,649	$246,659	$234,289

Store expenses:
Salaries and benefits	65,293	59,593	58,170
Occupancy	34,768	30,563	29,194
Provision for loan losses and doubtful accounts	27,090	24,235	22,892
Depreciation	7,684	7,563	6,966
Other	38,398	40,066	38,192

Total store expenses	173,233	162,020	155,414

Gross margin	95,416	84,639	78,875

Region expenses	22,971	19,251	17,056
Headquarters expenses	19,245	18,681	17,133
Franchise expenses	1,227	1,196	1,225
Other depreciation and amortization	3,094	3,893	5,423
Interest expense, net	4,880	10,231	16,004
Loss on early extinguishment of debt	—	4,858	270
Other (income) expenses, net	(864)	(1,893)	1,314

Income from continuing operations before taxes	44,863	28,422	20,450
Provision for income taxes	17,497	11,370	8,174

Income from continuing operations	27,366	17,052	12,276
Discontinued operations:
Gain on sale of discontinued operations, net of tax	—	—	499

Net income	$27,366	$17,052	$12,775

Basic earnings per share:
Continuing operations	$2.06	$1.55	$1.20
Discontinued operations	—	—	0.05

Total	$2.06	$1.55	$1.25

Diluted earnings per share:
Continuing operations	$1.98	$1.49	$1.20
Discontinued operations	—	—	0.05

Total	$1.98	$1.49	$1.25

Weighted average number of common shares outstanding:
Basic	13,275	11,009	10,181
Diluted	13,821	11,477	10,206
The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except shares)

								Unearned
	Common Stock		Additional		Accumulated	Treasury Stock		Compensation	Total
			Paid-In	Retained	Comprehensive			- Restricted	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Stock	Equity
Balance as of June 30, 2002	10,180,588	$102	$24,353	$41,643	($1,078)	211,400	($2,707)	$—	$62,313

Net income	—	—	—	12,775	—	—	—	—	12,775
Change in fair value of interest-rate swaps, net of tax	—	—	—	—	61	—	—	—	61

Comprehensive income									12,836

Stock options exercised	625	—	7	—	—	—	—	—	7
Restricted stock	2,500	—	25	—	—	—	—	(23)	2

Balance as of June 30, 2003	10,183,713	102	24,385	54,418	(1,017)	211,400	(2,707)	(23)	75,158

Net income	—	—	—	17,052	—	—	—	—	17,052
Change in fair value of interest-rate swaps, net of tax	—	—	—	—	847	—	—	—	847

Comprehensive income									17,899

Stock options exercised	504,827	5	5,856	—	—	—	—	—	5,861
Income tax benefit of stock options exercised	—	—	1,828	—	—	—	—	—	1,828
Restricted stock	207,175	2	2,602	—	—	—	—	(2,040)	564
Stock offering	2,411,622	24	61,270	—	—	—	—	—	61,294

Balance as of June 30, 2004	13,307,337	133	95,941	71,470	(170)	211,400	(2,707)	(2,063)	162,604

Net income				27,366					27,366
Change in fair value of interest-rate swaps, net of tax	—	—	—	—	114	—	—	—	114

Comprehensive income									27,480

Stock options exercised	310,885	3	3,577	—	—	—	—	—	3,580
Income tax benefit of stock options exercised	—	—	1,778	—	—	—	—	—	1,778
Restricted stock	82,423	1	2,248	—	—	—	—	(1,006)	1,243

Balance as of June 30, 2005	13,700,645	$137	$103,544	$98,836	($56)	211,400	($2,707)	($3,069)	$196,685

The accompanying notes are an integral part of this consolidated financial statement.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2005	2004	2003
Cash flows from operating activities:
Net income	$27,366	$17,052	$12,775
Less: Gain on sale of discontinued operations, net of tax	—	—	499

Income from continuing operations	27,366	17,052	12,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,778	11,456	12,389
Provision for loan losses	26,941	24,280	22,772
Provision for doubtful accounts	161	(21)	120
Loss on disposal of property and equipment	1,451	781	634
Loss on investment in ePacific	—	—	703
Deferred income taxes	1,792	(305)	5,818
Deferred revenue	(3,477)	(2,009)	(2,217)
Compensation on restricted stock grants	1,243	562	2
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,425	3,919	(757)
Loans receivable	(22,001)	(20,961)	(15,483)
Prepaid expenses, inventories and other current assets	(3,102)	1,104	(3,917)
Other assets	(3,757)	2,258	(10,888)
Accounts payable, accrued liabilities, and other liabilities	(2,287)	(12,479)	13,279
Money orders payable	373	(2,389)	(6,533)

Net cash provided by operating activities	36,906	23,248	28,198

Cash flows from investing activities:
Purchases of property and equipment, net	(18,951)	(7,439)	(4,721)
Total store acquisition purchase price, net of cash received	(19,387)	(6,914)	(723)

Net cash used by investing activities	(38,338)	(14,353)	(5,444)

Cash flows from financing activities:
Net decrease in revolving advances	(16,700)	(23,900)	(13,600)
Gross borrowings of term advances	—	—	40,000
Gross repayments of term advances	—	(38,269)	(50,081)
Net borrowings (repayments) of notes payable	238	(780)	(576)
Payments of senior secured notes payable	—	—	(8,000)
Proceeds from stock options exercised and restricted stock granted	4,283	7,691	7
Proceeds from stock offering	—	61,294	—

Net cash provided (used) by financing activities	(12,179)	6,036	(32,250)

Cash provided (used) by continuing operations	(13,611)	14,931	(9,496)

Cash provided by sale of discontinued operations	—	—	1,342

Net increase (decrease) in cash and cash equivalents	(13,611)	14,931	(8,154)
Cash and cash equivalents, beginning of year	123,041	108,110	116,264

Cash and cash equivalents, end of year	$109,430	$123,041	$108,110

Supplemental disclosures of cash flows information:
Interest paid	$4,319	$9,943	$15,391
Income taxes paid	$14,518	$7,403	$5,309
The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operations
Ace Cash Express, Inc. (the “Company” or “ACE” or “we” or “us”) was incorporated under the laws of the state of Texas in March 1982. We operate in one line of business with two segments (company-owned and franchised operations) and provide retail financial services, such as check-cashing; small, short-term consumer loans; third-party bill-payments; money orders; wire transfers; and other transactional services to customers for a fee. On June 30, 2005, we owned and operated 1,142 stores and had 229 franchised stores, for a total network of 1,371 stores in 37 states and the District of Columbia.
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
Revenue Recognition Policy
All of our store transactions are processed through our point-of-sale system. Approximately 97% of our revenue results from transactions at the point-of-sale with our customers, and approximately 62% of our revenue is effectively recognized when the transaction is completed at the point-of-sale. These transactions include check cashing, bill payment, money transfer, money order sales, and other miscellaneous products and services grouped in “other fees.” The full amount of the check fee is recognized as revenue at the time of the transaction with no allowance for anticipated returned checks. We act in an agency capacity regarding bill payment services, money transfers, and money orders offered and sold at our stores. We record the net amount retained as revenue because the supplier is the primary obligor in the arrangement, the amount we earn per transaction is fixed, and the supplier has the ultimate credit risk.

We recognize contractual revenue guarantees from product or service providers in accordance with the terms of the contracts under which they are paid. We amortize any bonus or incentive payments from product or service providers over the term or duration of the contracts under which they are made. Revenue from guarantees, bonuses and incentives are recorded in their respective revenue product line.
For short-term or payday loans made by us, for the Republic Bank loans (as defined below) for which we act only as marketing agent and servicer for a fee from the lender, and, during the fiscal year ended June 30, 2003, for our participation interests in Goleta Loans (as defined below), revenue constituting loan fees and interest (whether paid by the customer or the lender) is recognized ratably over the term of each loan, which is generally 14 days.
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
The components of revenue are as follows:

	Year Ended June 30,
	2005	2004	2003
	(in thousands)
Check cashing	$131,619	$129,194	$125,703
Short-term consumer loans	91,793	77,029	70,806
Bill payments	20,266	16,960	13,507
Money transfers	11,868	11,136	10,898
Money orders	6,875	6,330	6,960
Franchising	3,180	2,774	2,346
Other services	3,048	3,236	4,069

Total revenue	$268,649	$246,659	$234,289

Cash and Cash Equivalents
We consider all highly-liquid investment securities purchased with an original maturity of three months or less from the date of purchase to be cash equivalents.
Accounts Receivable, Net
Accounts receivable, net, on the consolidated balance sheets as of June 30, 2005 and 2004 were $4.0 million and $5.6 million, respectively, and include the receivable for fees payable by Republic Bank, the receivable for incentive payments under the agreement with MoneyGram Payment Systems, Inc., and other miscellaneous receivables net of an allowance for doubtful accounts. The allowance for doubtful accounts of $40,000 and $0.8 million as of June 30, 2005 and 2004, respectively, relates to the collection of miscellaneous receivables only, none of which included Republic Bank or MoneyGram receivables because historically we have not incurred any losses on these receivables.
Investments
During fiscal 2000, we invested $1 million in ePacific Incorporated (“ePacific”) and purchased approximately 14% of their Series A Convertible Preferred Stock. ePacific was a private company in the business of providing customized debit-card payment systems and electronic funds transfer processing services. This investment, which was carried at cost, was included in other noncurrent assets on the consolidated balance sheets.
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
Since January 1, 2003, all of the short-term loan products or similar services offered at our stores have consisted of either (1) short-term loans or deferred-deposit services made or entered into by us, (sometimes called “ACE Loans”), or (2) deferred-deposit loans or services (“Republic Bank loans”) made or entered into by Republic Bank & Trust Company, a Kentucky state-chartered bank (“Republic Bank”). As of June 30, 2005, we were offering our ACE Loans in 621 of our owned stores, and Republic Bank was offering Republic Bank loans in 427 of our owned stores in Texas, Pennsylvania, and Arkansas. All of these loans and services, regardless of type, are made in accordance with state regulations; therefore, the terms of the loans and services vary from state to state.
In general, ACE Loans consist of providing a customer cash in exchange for the customer’s check or an Automated Clearinghouse (“ACH”) authorization to debit the customer’s bank account, along with an agreement to defer the presentment or deposit of that check or the initiation of that ACH debit on the customer’s account, as the case may be, until the deferred presentment date. The amount of the customer’s check or ACH authorization is the amount of the cash provided to the customer plus a fee to us. The term of the deferral of the check presentment or ACH debit is typically two to four weeks. During the year ended June 30, 2005, the average amount of cash provided to a customer in such a transaction was $277, and the average fee to us was $41.17. As of June 30, 2005 and 2004, the gross receivable for our ACE Loans was approximately $31.8 million and $27.7 million, respectively.
The Republic Bank loans are offered and made at our owned stores in accordance with a Marketing and Servicing Agreement dated as of October 21, 2002, as amended (the “Republic Bank Agreement”), which is scheduled to continue until January 1, 2008. The terms of the Republic Bank loans are generally similar to those of our ACE Loans, though Republic Bank has sole discretion regarding the terms of the Republic Bank loans. As of June 30, 2005, Republic Bank authorized loans up to $425 with a term of 14 days, and the interest charged by Republic Bank was $17.64 per $100 of loan value.
Under the Republic Bank Agreement, Republic Bank pays us an agency fee for our services in marketing or processing the Republic Bank loans at the stores and in collecting outstanding Republic Bank loans. We do not acquire or own any participation interest in any of the Republic Bank loans, but our fees are subject to reduction by the losses from uncollected Republic Bank loans. The maximum potential future payments that we could be obligated to make under the Republic Bank Agreement are the total outstanding Republic Bank loans recorded on Republic Bank’s financial statements, which were $10.7 million as of June 30, 2005 and $9.4 million as of June 30, 2004.
Loan fees and interest include our interest and fees received from our participation interests in Goleta Loans, our fees and interest received from customers of our ACE Loans, and our agency fees received from Republic Bank related to Republic Bank loans. Loan fees and interest revenues are recognized ratably over the term of each loan, regardless of the type of revenue or loan.
Our policy for determining the loan loss allowance for Goleta Loans was based on historical loan loss experience generally, as well as the results of our management’s review and analysis of the payment and collection of the loans within the last fiscal quarter. Our policy was to charge off interests in all of our Goleta Loans that were 180 days or more past due. Charge-offs were applied as a reduction to the allowance for loan losses and any recoveries of previously charged off loans are applied as an increase to the allowance for loan losses. This product was discontinued on December 31, 2002, and all loans were charged-off by June 30, 2003.
Our policy for determining the loan loss allowance for our ACE Loans is based on historical loan loss experience generally, as well as the results of our management’s review and analysis of the payment and collection of the loans within the last fiscal quarter. Our policy is to charge off interests in all of our ACE Loans that are 180 days or more past due. Charge-offs are applied as a reduction to the allowance for loan losses and any recoveries of previously charged off loans are applied as an increase to the allowance for loan losses.
Republic Bank approves and owns the loans made by Republic Bank, therefore, we do not record the Republic Bank loans as loans receivable on our books. However, under our agreement with Republic Bank, we are obligated to reimburse Republic Bank an amount equal to the net amount charged off by Republic Bank. Therefore, we establish a payable for our anticipated payments to Republic Bank for losses on their loans, partially offset by agency fees due to us from Republic Bank. This payable estimates such losses from such loans that are 180 days or more past due. Our policy in establishing the payable regarding Republic Bank loan losses is substantially the same as our policy regarding the loan loss allowance for our ACE loans. The payable to Republic Bank for loan losses as of June 30, 2005 and 2004 was $4.0 million and $3.7 million, respectively. Net loan charge-offs for the years ended June 30, 2005 and 2004, were $8.4 million and $6.5 million, respectively. Fiscal 2005 net loan charge-offs included the recovery of $0.3 million from the sale of previously charged-off Republic Bank loans.

Loans receivable, net, on the consolidated balance sheets as June 30, 2005 and 2004 were $20.8 million and $17.0 million, respectively, which includes receivables for our short-term consumer loans (but not regarding any Republic Bank loans, because we do not own any interest in those loans). The loan loss allowance of $11.0 million and $10.6 million as of June 30, 2005 and 2004, respectively, represented 34.6% and 38.3% of the gross loans receivable as of that date. Net loan charge-offs for the years ended June 30, 2005 and 2004, were $17.9 million and $15.0 million, respectively. Net loan charge-offs for fiscal 2005 included the recovery of $0.9 million from the sale of previously charged-off ACE Loans.
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
Software Development Costs
We expense costs incurred in the preliminary project stages, and thereafter capitalize costs incurred in the developing or obtaining, of internal use software, including external direct costs of materials and services, as well as payroll and payroll-related costs. We capitalized $0.4 million and $0.6 million for software development costs for the years ended June 30, 2005 and 2004, respectively. The net book value of capitalized software development costs was $1.0 million and $1.8 million at June 30, 2005 and 2004, respectively.
Accounting for Impairment of Long-lived Assets
We evaluate all long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the undiscounted net cash flows they will generate.
Intangible Assets
Goodwill represents the excess of purchase price over identified net assets acquired on company-owned stores. We review goodwill annually for possible impairment. During the years ended June 30, 2005, 2004, and 2003, we completed our annual reviews and determined that the fair value of the company-owned stores reporting unit exceeded the carrying value, and as a result no impairment loss has been recorded. Covenants not to compete are amortized over the applicable period of the contract, generally ranging from two to five years.
Deferred Borrowing Costs
Deferred borrowing costs are amortized over the term of the corresponding financing arrangement. Amortization expenses related to deferred borrowing costs for the years ended June 30, 2005, 2004, and 2003 were $1.1 million, $2.3 million, and $3.8 million, respectively. The deferred borrowing cost balances for both June 30, 2005 and 2004 were $3.0 million and $2.7 million, net of net of accumulated amortization of $2.9 million and $1.9 million, respectively. Deferred borrowing costs are reflected in other current and other noncurrent assets in the accompanying consolidated balance sheets. In connection with our stock offering in April 2004, we repaid our term advances and wrote-off deferred borrowing costs of $4.1 million, which was recorded as a loss on early extinguishment of debt.
Incentive Program Accounting
We offer a free loyalty and retention program called ACE Plus which rewards customers with free phone cards, discounted transaction fees and cash rebates based on points accumulated for each customer’s check cashing transactions. We record a refund obligation as a reduction of revenue based on the cost of the expected point redemption. The accrued liability for ACE Plus incremental costs was $156,000, $156,000, and $184,000 as of June 30, 2005, 2004 and 2003, respectively.
Store Expenses
The direct costs incurred in operating the stores and our self-service machines (“SSMs”) have been classified as store expenses and are deducted from total revenue to determine contribution attributable to the stores. Store expenses include salary and benefit expense of store employees, rent and other occupancy costs, depreciation of store property, bank charges, armored and security costs, loan losses, net returned checks, cash shortages, and other costs incurred by the stores and for the SSMs (whether or not located in a store). Although we do not have a contractual indemnification agreement with our security provider for the full amount of store losses, any amounts received from the security provider as compensation for losses (which have historically been minimal) are recorded in store expenses as a reduction of the loss. Any claims recovered under our crime insurance policies also are recorded in store expenses as a reduction of the loss.
Returned Checks
We charge other store expenses for losses on returned checks (which include the check fee amount) in the period such checks are returned. We credit recoveries on returned checks in the period the recovery is received.
Advertising Costs
Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expenses were $3.5 million, $2.9 million, and $1.2 million in the years ended June 30, 2005, 2004 and 2003, respectively.
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
We use the cumulative approach to assess effectiveness of the cash flow hedges. The measurement of hedge ineffectiveness is based on the cumulative dollar offset method. Under this method, we compare the changes in the floating rate component of the cash flow hedge to the floating rate cash flows of the revolving loan facility and the term loan notes. Changes in the fair value of the effective cash flow hedges are recorded in accumulated comprehensive income (loss). The effective portion that has been deferred in accumulated comprehensive income (loss) will be reclassified to earnings when the hedged transactions impact earnings.
The associated underlying hedged liability has equaled or exceeded the notional amount for each of our interest-rate swaps throughout the existence of the interest-rate swaps, and we anticipate that it will continue to do so with respect to the swaps in effect as of June 30, 2005. The interest-rate swaps are based on the same index as their respective underlying debt. The interest-rate swaps to date have been highly effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated comprehensive income (loss) into earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness during the years ended June 30, 2005, 2004 or 2003.
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
The interest-rate swaps resulted in an increase of interest expense of $0.2 million, $0.4 million and $1.9 million for the years ended June 30, 2005, 2004 and 2003, respectively. The average notional amounts, the related average effective swap interest rates, and the rates effective on June 30 for the years ended June 30, 2005 and 2004 are as follows:

	June 30, 2005			June 30, 2004
		Average	Ending		Average	Ending
		Effective	Effective		Effective	Effective
	Average	Swap	Swap	Average	Swap	Swap
	Notional	Interest	Interest	Notional	Interest	Interest
Corresponding Debt	Amount	Rate	Rate	Amount	Rate	Rate
	(in millions)			(in millions)
Revolving advance	$36	5.310%	6.175%	$58	4.715%	4.715%
The fair value of the interest-rate swaps increased by $114,000 and $847,000, net of tax, during the years ended June 30, 2005 and 2004, respectively, which have been recorded in accumulated other comprehensive loss and other current and non-current liabilities. The estimated net amount of existing losses expected to be reclassified into earnings during the next fiscal year is $70,000.
Accumulated comprehensive loss balances related to the interest-rate swaps are as follows (in thousands):

				Change in Accumulated Other
	Accumulated Other Comprehensive			Comprehensive Income (Loss)
	Income (Loss), Net of Tax,			for the
Corresponding Debt	as of June 30,			Year Ended June 30,
	2005	2004	2003	2005	2004
Revolving advance	($56)	($170)	($925)	$114	$755
Term loan notes	—	—	(92)	—	92

	($56)	($170)	($1,017)	$114	$847

The accumulated comprehensive loss as of June 30, 2005 and 2004 is net of a tax benefit of $37,000 and $113,000, respectively.
A summary of comprehensive income for the years ended June 30, 2005, 2004, and 2003 is presented below:

	Year Ended June 30,
	2005	2004	2003
	(in thousands)
Net income	$27,366	$17,052	$12,775
Other comprehensive income:
Unrealized gain on hedging instruments before tax expense	189	1,412	102
Tax expense	(75)	(565)	(41)

Unrealized gain on hedging instruments net of the tax expense	114	847	61

Comprehensive income	$27,480	$17,899	$12,836

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
The following table presents the components of franchise fees recognized in revenues for the years ended June 30, 2005, 2004, and 2003:

	June 30,
	2005	2004	2003
	(in thousands)
Initial fees and option to purchase fees	$845	$567	$265
Royalty fees	2,335	2,205	2,074
Other	—	2	7

Total franchise revenue	$3,180	$2,774	$2,346

Cash payments received under franchise agreements prior to the completion of the earnings process are deferred until the initial and optional fees are recognized in accordance with the preceding paragraph. As of June 30, 2005 and 2004, approximately $310,000 and $440,000, respectively, of deferred franchise fees are recorded in other current and other non-current liabilities in the accompanying consolidated balance sheets.
Income Taxes
We provide deferred taxes for temporary differences between the tax and financial reporting bases of assets and liabilities at the rate expected to be in effect when the taxes become payable.
Earnings Per Share
Earnings per share have been computed based on the weighted average number of common and dilutive shares outstanding for the respective periods. Dilutive shares include employee and non-employee director stock options and restricted stock.
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding excluding unvested restricted stock. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, after adjusting for the dilutive effect of stock options and restricted stock. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share:

	Year Ended June 30,
	2005	2004	2003
	(in thousands)
Income from continuing operations	$27,366	$17,052	$12,276
Gain on sale of discontinued operations, net of tax	—	—	499

Net income	$27,366	$17,052	$12,775

Reconciliation of denominator:
Weighted average number of common shares outstanding — basic	13,275	11,009	10,181
Effect of dilutive stock options and restricted stock	546	468	25

Weighted average number of common and dilutive shares outstanding — diluted	13,821	11,477	10,206

For fiscal years ended June 30, 2005, 2004, and 2003, options to purchase 96,250, 11,250, and 1,179,121 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of those options were greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.
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
Stock Incentive Plans
During the fiscal year ended June 30, 2005, we sponsored one employee stock incentive plan and one non-employee director stock incentive plan, both of which permit the grant of stock options and restricted stock. Restricted stock are shares of our Common Stock that cannot be transferred by the holder until its restrictions are lifted, usually in accordance with a vesting schedule of three to five years from the date of grant. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.
The following table presents restricted stock granted and forfeited under both the employee stock incentive plan and the non-employee director stock incentive plan, along with the corresponding stock-based compensation cost reflected in our reported net income for the years ended June 30, 2005, 2004 and 2003:

	Year Ended June 30,
	2005	2004	2003
Number of shares of restricted stock granted:
- Employee stock incentive plan	81,650	199,075	2,500
- Non-employee stock incentive plan	12,250	8,750	—

	93,900	207,825	2,500

Number of shares of restricted stock forfeited:
- Employee stock incentive plan	(11,477)	(650)	—
- Non-employee stock incentive plan	—	—	—

	(11,477)	(650)	—

Stock-based compensation expense for restricted stock grants:
- Employee stock incentive plan	$1,127,000	$530,000	$2,000
- Non-employee director stock incentive plan	122,000	33,000	—

	$1,249,000	$563,000	$2,000

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
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the periods presented, as well as the expected effect of SFAS No. 123R:

	Year Ended June 30,
	2005	2004	2003
	(in thousands, except per share amounts)
Net income, as reported	$27,366	$17,052	$12,775
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock option awards, net of related tax effects	913	855	1,158
Deduct: Total stock-based non-employee director compensation expense determined under fair value based methods for all stock option awards, net of related tax effects	68	40	65

Pro forma net income	$26,385	$16,157	$11,552

Earnings per share:
Basic — as reported	$2.06	$1.55	$1.25

Basic — pro forma	$1.99	$1.47	$1.13

Diluted — as reported	$1.98	$1.49	$1.25

Diluted — pro forma	$1.91	$1.41	$1.13
The weighted average fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2005, 2004, and 2003, respectively: expected volatility of 44%, 46%, and 46%; expected lives of 4.0, 4.5, and 6.2 years; risk-free interest rates of 3.8%, 3.9%, and 3.3%; and no expected dividends.
The weighted average fair value of each non-employee director option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 2005, 2004, and 2003, respectively: expected volatility of 44%, 46%, and 46%; expected lives of 4.8, 4.7, and 5.0 years; risk-free interest rates of 3.8%, 3.9%, and 3.3%; and no expected dividends.
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
Segment information for the years ended June 30, 2005, 2004, and 2003 was as follows:

	Company-owned	Franchised	Other	Total
	(in thousands, except for number of stores)
Year ended June 30, 2005:
Revenue	$265,469	$3,180	$—	$268,649

Gross margin	92,236	3,180	—	95,416
Region, headquarters, franchise expenses	(42,216)	(1,227)	—	(43,443)
Other depreciation and amortization	(3,075)	(19)	—	(3,094)
Interest expense	—	—	(4,880)	(4,880)
Other expenses	864	—	—	864

Income (loss) before taxes	$47,809	$1,934	($4,880)	$44,863

Total assets	$291,296	$1,325	—	$292,621

Number of stores at June 30, 2005	1,142	229	—	1,371

	Company-owned	Franchised	Other	Total
	(in thousands, except for number of stores)
Year ended June 30, 2004:
Revenue	$243,885	$2,774	$—	$246,659

Gross margin	81,865	2,774	—	84,639
Region, headquarters, franchise expenses	(37,932)	(1,196)	—	(39,128)
Other depreciation and amortization	(3,881)	(12)	—	(3,893)
Interest expense	—	—	(10,231)	(10,231)
Other expenses	(2,965)	—	—	(2,965)

Income (loss) before taxes	$37,087	$1,566	($10,231)	$28,422

Total assets	$269,182	$1,080	$—	$270,262

Number of stores at June 30, 2004	1,026	204	—	1,230

Year ended June 30, 2003:
Revenue	$231,943	$2,346	$—	$234,289

Gross margin	76,529	2,346	—	78,875
Region, headquarters, franchise expenses	(34,189)	(1,225)	—	(35,414)
Other depreciation and amortization	(5,423)	—	—	(5,423)
Interest expense	—	—	(16,004)	(16,004)
Other expenses	(1,584)	—	—	(1,584)

Income (loss) before taxes	$35,333	$1,121	($16,004)	$20,450

Total assets	$258,203	$565	$—	$258,768

Number of stores at June 30, 2003	968	200	—	1,168
3. FINANCING ARRANGEMENTS AND MONEYGRAM AGREEMENT
     As of June 30, 2005 and 2004, we had borrowed $43.3 and $60.0 million under our revolving line-of-credit facility under our credit agreement, respectively. The average amount borrowed on our revolving line-of-credit facility was $54.8 million and $81.0 million for the years ended June 30, 2005 and 2004, respectively. The prime rate effective on June 30, 2005 was 6.25% and LIBOR effective on that date was 3.375%. The prime rate effective on June 30, 2004 was 4.25% and LIBOR effective on that date was 1.375%.
Existing Fiscal 2005 Credit Facilities
     Our existing credit facilities are provided under a First Amended and Restated Credit Agreement with a syndicate of banks led by Wells Fargo Bank, National Association, as administrative agent for itself and the other lenders thereunder. The existing credit agreement, which we entered into on July 30, 2004, amended and restated the credit agreement that we originally entered into on March 31, 2003 and that was effective (as amended) throughout fiscal 2004.
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
The outstanding balance as of June 30, 2005 was $43.3 million, with an available balance on the primary revolving credit facility of $96.7 million. The seasonal revolving credit facility of $60 million is only available during tax season.
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
     We selected the third alternative described above as the annual interest rate for our borrowings under the credit agreement, and as of June 30, 2005, that interest rate was 5.625% (calculated using LIBOR plus 2.25%). Upon an event of default under the existing credit agreement, the applicable annual interest rate is increased by three hundred basis points.
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
     As of June 30, 2005, we were in compliance with all of our covenants under the existing credit facilities. The payment and performance of our obligations under the existing credit agreement and the documents ancillary thereto are secured by liens on all or substantially all of our and its subsidiaries’ (other than Ace Funding, LLC’s) assets. All of our subsidiaries (other than Ace Funding, LLC) guaranteed our obligations under the existing credit agreement. The collateral arrangements entered into by us and our guarantor subsidiaries are substantially similar for each of Wells Fargo Bank, as administrative agent for the lenders, and Travelers Express Company, Inc., which has a subordinate lien to secure the payment and performance of our obligations under the money order agreement and under the MoneyGram Agreement. We and all of our secured creditors or agents for them entered into a First Amended and Restated Intercreditor Agreement dated as of July 30, 2004 that includes agreements regarding the priority of distributions to the lenders and Travelers Express upon foreclosure and liquidation of the collateral subject to the security agreements executed by us and our guarantor subsidiaries and certain other intercreditor arrangements. This intercreditor agreement replaced the Intercreditor Agreement dated as of March 31, 2003, as amended, that was in effect with our prior credit agreement.
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
On April 23, 2003, we entered into an interest-rate swap agreement with JP Morgan Chase Bank, regarding a notional amount of $60 million, associated with the revolving advance facility under our bank credit agreement, to be effective until March 31, 2006. On May 31, 2004, the notional amount was reduced from $60 million to $30 million and increased to $45 million on January 1, 2005. On April 29, 2005, the interest-rate swap agreement was amended to reduce the notional amount to $35 million and extend the effective date from March 31, 2006 to September 30, 2006. The fixed rate effective on June 30, 2005, prior to adding the applicable margin, was 3.925%.
On June 2, 2003, we entered into an interest-rate swap agreement with National City Bank regarding a notional amount of $20 million, corresponding to our term notes, to be effective until March 31, 2006. In May 2004, we paid the notes in full and terminated the swap agreement. There was no material gain or loss recorded as a result of the swap termination.

The fair value of the interest-rate swaps is ($0.1) million and ($0.3) million as of June 30, 2005 and 2004, respectively, and is included in other noncurrent liabilities.
The following table provides summarized data related to the revolving advances (“Revolving Advances”) and outstanding indebtedness under the Notes and the term advances (collectively, “Term Advances”) under our credit agreements effective during the fiscal years ended June 30, 2005 and 2004:

	As of and for the Years Ended June 30,
	Revolving Advances		Term Advances
	2005	2004	2005	2004
	(dollars in thousands, except interest rates)
Ending balance	$43,300	$60,000	$—	$—

Average balance	$54,806	$81,028	—	$31,489

Interest expense	$2,639	$3,799	—	$3,955
Swap expense	224	365	—	40

Total interest expense	$2,863	$4,164	—	$3,995

Accrued interest expense	$7	$121	$—	$—

Weighted average interest rate:
Excluding swap expense	5.87%	4.81%	—	12.92%
Including swap expense	6.36%	5.30%	—	12.79%

Unused revolving advance:
Commitment fees	$418	$241	$—	$—
Accrued interest expense	14	17
The following table provides the information regarding the individual swap agreements:

							Fixed
					Interest Rate Applies		Interest
		Notional	Swap Agreement Term		to:		Rate
Bank		Amount			Specific Term		Before
Name	Debt Type	(in millions)	Beginning	Ending	From	To	Margin
JPMorgan	Revolving Advances		4/23/2003	9/29/2006
Chase		$60			4/23/2003	6/30/2003	1.320%
Bank		$60			7/1/2003	5/30/2004	1.715%
		$30			5/31/2004	6/30/2004	1.715%
		$30			7/1/2004	12/31/2004	2.965%
		$45			1/1/2005	4/29/2005	2.965%
		$35			4/30/2005	6/29/2005	2.965%
		$35			6/30/2005	3/30/2006	3.925%
		$35			3/31/2006	9/29/2006	4.2625%

National	Term Advance		6/2/2003	3/31/2006
City Bank		$20		(Swap	6/2/2003	6/30/2003	1.34%
		$20		terminated	7/1/2003	3/31/2004	1.34%
		$20		May 26, 2004)	4/1/2004	5/26/2004	1.34%

Self-Service Machine Funding Arrangements
     We placed 130 of our self-service check cashing machines in certain retail offices of H&R Block Tax Services, Inc. (“H&R Block”) during the 2005 tax season. In accordance with an existing multi-year license agreement between us and H&R Block, the self-service machines are made available to cash only tax refund anticipation loan checks of H&R Block customers. H&R Block is entitled to a portion of the tax fees collected varying by level of fees collected. Our agreement with H&R Block has a term through July 1, 2006, and will automatically renew for one-year periods thereafter absent 60 days’ prior notice to terminate by either of the parties. Either party may terminate the agreement at an earlier date if the non-terminating party (i) fails to timely cure a default under the agreement or (ii) is bankrupt or insolvent.

     For the 2004 tax season, we had the right to obtain a maximum of $330 million of cash or currency for the self-service machines placed in the H&R Block retail offices through two funding arrangements, one with Texas Capital Bank and the other with DZ Bank. The agreement with Texas Capital Bank expired on March 31, 2004.
During the fiscal 2005 tax season, we reduced the number of self-service machines in H&R Block offices to 130 from 219 in fiscal 2004, thereby reducing our cash required to fund the machines. In fiscal 2005, we only utilized the DZ Bank funding of $190 million for the self-service machines placed in the H&R Block retail offices through an arrangement with Ace Funding LLC, our wholly owned subsidiary, as borrower, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, a German bank, as arranger and liquidity agent, and Autobahn Funding Company LLC, as lender. This funding arrangement extends through the 2007 tax season. We expect to have this or a similar type of funding in place in the future. If this type of financing were not available, we would need to evaluate the continuation of this service offering. For financial reporting purposes, Ace Funding is our consolidated subsidiary and all borrowings by Ace Funding under this arrangement, all amounts paid by Ace Funding under this arrangement and all check cashing fees received by us from the self-service machines subject to this arrangement are and will be reflected in our consolidated financial statements. All borrowings under this arrangement for the 2005 tax season were repaid in full by March 31, 2005. If the H&R Block contract is not renewed on of July 1, 2006, the unamortized balance of deferred financing costs related to the self-service machine funding through DZ Bank would be approximately $0.4 million.
Notes Payable
As of June 30, 2005, there were two acquisition-related notes payable outstanding. Notes payable were approximately $0.3 million and $0.1 million as of June 30, 2005 and 2004, respectively. For the years ended June 30, 2005, 2004, and 2003, there was $10,000, $11,000, and $60,000, respectively, included in interest expense related to the acquisition notes payable.
Debt Maturity Schedule
Our revolving credit facility is payable on June 30, 2008. The revolving advance balance as of June 30, 2005 and 2004, was $43.3 million and $60.0 million, respectively.
Scheduled maturities of acquisition notes payable for the years following June 30, 2005 are as follows (in thousands):

Year Ending June 30:
2006	$117
2007	118
2008	80
Remaining years	13

$328

MoneyGram Agreement
We are an agent for the receipt and transmission of wire transfers of money through the MoneyGram network. In June 2000, we signed a Money Transfer Agreement with Travelers Express and MoneyGram Payment Systems, Inc. (“MPS”), an affiliate of Travelers Express, that became effective on January 1, 2001 (the “MoneyGram Agreement”). The MoneyGram Agreement provides for a revenue guarantee on acquired stores for the conversion of wire transfer services to MoneyGram from another supplier. The amount of the guarantee is equivalent to the annual aggregate wire transfer revenue for the acquired stores derived from another supplier. The amount of guarantee revenue, which represents the difference between the guarantee and our actual wire transfer service revenue from the acquired stores, under the MoneyGram Agreement and a similar preceding agreement with MPS for the fiscal years ended June 30, 2005, 2004, and 2003, was approximately $1.3, $1.3 million, and $1.5 million, respectively. Accounts receivable from MPS related to these guarantees as of June 30, 2005 and 2004 was $0.7 million and $0.6 million, respectively.
We agreed to offer and sell only MoneyGram wire transfer services during the term of the MoneyGram Agreement ending December 31, 2007. We earn commissions for each transmission and receipt of money through the MoneyGram network effected at a Company location; those commissions equal varying percentages of the fees charged by MPS to consumers for the MoneyGram services. If MoneyGram has paid us a bonus after January 1, 2001, the agreement will extend according to a formula which, as currently calculated, would provide for an extension through August 2008.
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
During the fiscal years ended June 30, 2005, 2004, and 2003, $2.9 million, $2.6 million, and $2.5 million, respectively, of revenue was recognized related to bonuses and incentive bonuses under the MoneyGram Agreement and a similar preceding agreement with MPS. The total deferred revenue related to these bonuses and incentive bonuses as of June 30, 2005 and 2004, were each $3.3 million and are included in other current and noncurrent liabilities in the accompanying consolidated balance sheets.
4. OTHER EXPENSES
Other store expenses consisted of the following:

	Year Ended June 30,
	2005	2004	2003
	(in thousands)
Armored and security	$8,750	$7,954	$7,782
Returns and cash shorts	7,288	9,350	9,896
Information services	3,884	5,860	3,831
Bank charges	5,839	5,093	5,314
Store supplies	4,423	4,219	4,063
Telecommunications	1,977	2,211	3,027
Advertising and marketing	2,863	2,072	564
Miscellaneous	3,374	3,307	3,715

	$38,398	$40,066	$38,192

Other (income) expenses, net, consisted of the following:

	Year Ended June 30,
	2005	2004	2003
	(in thousands)
Gain on sale of stores to franchisees	($1,802)	($649)	(888)
Gain on sale of warrants issued by Netspend	(132)	(1,049)	$—
Store closing expense	495	410	534
Settlements (1)	—	(138)	5,750
Insurance recovery resulting from claims related to the Goleta loan-related lawsuits	—	—	(4,700)
Loss on liquidation of ePacific investment	—	—	703
Store lease buyout (2)	—	(450)	—
Gain on sale of land in North Carolina	—	(95)	—
Other	575	78	(85)

	($864)	($1,893)	$1,314

(1)	Fiscal 2004 consists of $106,000 for additional administrative costs related to the settlement of substantially all claims in the Goleta loan-related lawsuits, $190,000 for a state regulatory settlement and the recovery of $434,000 resulting from the settlement of the Silverman lawsuit. Fiscal 2003 consists of a $5 million charge for settlement and release of substantially all claims in the Goleta loan-related lawsuits and payments of $500,000 and $250,000 to resolve state and federal regulatory matters, respectively.

(2)	We received payment to terminate a store lease in Arizona to allow another retailer to occupy the location.
5. PREPAID EXPENSES, INVENTORIES, AND OTHER CURRENT ASSETS
Prepaid expenses, inventories, and other current assets consisted of the following:

	June 30,
	2005	2004
	(in thousands)
Deferred tax asset	$6,257	$6,903
Deferred finance costs	1,287	1,920
Inventories	1,836	778
Deposits	1,774	—
Other prepaid invoices	2,531	1,057

	$13,685	$10,658

6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	June 30,
	2005	2004
	(in thousands)
Property and equipment, at cost:
Store equipment, furniture, and fixtures	$54,493	$46,702
Land, buildings and leasehold improvements	34,215	26,912
Signs	9,433	7,931
Other property and equipment	1,484	1,375

	99,625	82,920
Less — accumulated depreciation	61,968	55,584

	$37,657	$27,336

Depreciation expense was $9.1 million, $8.8 million, and $8.2 million in fiscal 2005, 2004, and 2003, respectively.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
We have two reporting units: (1) company-owned stores and (2) franchised stores. The franchised stores reporting unit has no intangible assets. We obtained an independent third-party appraisal of the fair value of the company-owned stores reporting unit as of July 1, 2001, which indicated that the fair value of the company-owned stores reporting unit exceeded the carrying value, and as a result, no impairment loss was recorded. Subsequent annual impairment tests continue to indicate that no impairment exists.
Acquisitions
The following table provides information concerning the acquisitions made during the years ended June 30, 2005, 2004, and 2003:

	Year Ended June 30,
	2005	2004	2003
	(in thousands, except number of stores
	and number of transactions)
Number of stores acquired	74	34	2
Number of transactions	11	4	2
Total purchase price
Amounts allocated to:
Goodwill	$16,983	$6,133	$658
Covenants not to compete	750	270	10
Other intangibles	686	0	0

Total intangibles costs	18,419	6403	668
Property and equipment	958	511	50
Other assets	3	1,023	16

Total purchase price	$19,380	$7,937	$734

Amortizable Intangible Assets
Total intangible amortization expense for fiscal 2005, 2004, and 2003 was $0.7 million, $0.4 million, and $0.4 million, respectively.

Covenants not to compete are as follows:

	June 30,
	2005	2004
	(in thousands)
Covenants not to compete, at cost	$2,678	$2,304
Less — accumulated amortization	1,010	1,237

	$1,668	$1,067

Covenants not to compete are amortized over the applicable period of the contract. The weighted-average amortization period is 4.1 years.
Amortization expense related to the covenants not to compete for the year ended June 30, 2005 and estimated for the five succeeding fiscal years assuming current balances and no new acquisitions are as follows:

Amortization Expense for Covenants Not to Compete
For the Year Ended
June 30,	Actual	Estimated
	(in thousands)
2005	$461
2006		$462
2007		397
2008		359
2009		280
2010		146
Customer lists acquired (which is included in other noncurrent assets on the consolidated balance sheet) are as follows:

	June 30,
	2005	2004
	(in thousands)
Customer lists, at cost	$695	$—
Less — accumulated amortization	196	—

	$499	$—

Customer lists are amortized based on anticipated turnover and are amortized over the appropriate period. The weighted-average amortization period is 4.9 years.
Amortization expense related to the acquired customer lists for the year ended June 30, 2005 and estimated for the five succeeding fiscal years assuming current balances and no new acquisitions are as follows:

Amortization Expense for Customer Lists
For the Year
Ended June 30,	Actual	Estimated
	(in thousands)
2005	$196
2006		$202
2007		143
2008		95
2009		44
2010		10

Intangible Assets Not Subject to Amortization
Changes in the carrying value of goodwill for the years ended June 30, 2004 and 2003 are as follows:

	Year Ended June 30,
	2005	2004
	(in thousands)
Balance, beginning of the year	$81,719	$75,586
Goodwill from acquisitions	16,983	6,133

Balance, end of the year	$98,702	$81,719

There were no impairment losses for the years ended June 30, 2005, 2004 and 2003.
8. ACCOUNTS PAYABLE, ACCRUED LIABILITIES, AND OTHER LIABILITIES
Accounts payable, accrued liabilities and other current liabilities consisted of the following:

	2005	2004
	(in thousands)
Accounts payable	$12,162	$8,911
Accrued salaries and benefits	9,745	9,782
Money transfer payable	2,596	2,132
Payable to Republic Bank	2,348	1,584
Deferred revenue	2,207	1,900
Accrued workers’ compensation	1,000	821
Income taxes payable	766	1,621
Accrued bank charges	464	376
Deferred gain on sale of stores	161	159
Notes payable — current	120	32
Accrued litigation	86	104
Interest-rate swap	70	—
Interest payable	21	138
Restructuring accrual	—	28
Accrued self-service machine write-off	—	1,400
Other accrued liabilities	4,371	3,723

	$36,117	$32,711

9. MONEY ORDER AGREEMENT
In April 1998, we signed a money order agreement with Travelers Express Company, Inc. (“Travelers Express”), effective December 17, 1998. Under this agreement, we exclusively sell Travelers Express money orders that bear the ACE logo. On October 29, 2003, we entered into an amendment to the money order agreement that extended the term until December 31, 2007.
A total of $4.9 million of bonuses, in addition to earned commissions or fees, was paid to us over the five-year term of the original agreement. Those payments were deferred and amortized on a straight-line basis over that term beginning January 1999. Under the amendment, a signing bonus of approximately $2 million was paid, and an annual incentive bonus is payable to us on January 1 of each of the four calendar years of the extended term. The first two installments of $350,000 each were received in January of 2004 and 2005.
If the amended money order agreement is terminated under certain circumstances before the expiration of its extended term, we will be obligated to repay a portion of the amendment bonus amounts received from Travelers Express. Our payments and other obligations to Travelers Express under the agreement are secured by a subordinated lien on our assets. Deferred revenue as of June 30, 2005 and 2004 was $1.3 million and $1.8 million, respectively, and is included in other current and noncurrent liabilities in the accompanying consolidated balance sheets. Revenue of $0.8 million, $0.9 million, and $1.0 million were recognized for the years ended June 30, 2005, 2004 and 2003, respectively.

10. NETSPEND AGREEMENT
We are a party to a written agreement with NetSpend Corporation, a prepaid payments company, whereby we offer prepaid debit cards in our stores. The MasterCard® prepaid debit card offered through NetSpend allows our customers to “load” cash onto these cards and use them wherever MasterCard debit cards are accepted. Pursuant to our agreement, we receive from the customer a portion of the purchase price of the cards and a convenience fee for loads on the cards. In addition, we receive from NetSpend an additional portion of the purchase price of the card and commissions based on the aggregate amount loaded or direct deposited on the cards, the number of purchases or ATM withdrawal transactions made with the cards and account maintenance and subscription fees paid by the customer. Our agreement with NetSpend expires on March 31, 2007, and will automatically renew for one year periods thereafter absent 365 days’ prior notice by either of the parties.
In January 2004, in conjunction with an agreement with NetSpend Corporation to distribute stored-value or debit cards at our stores, we received a warrant to purchase 1,167,264 shares of the common stock of NetSpend Corporation. In May 2004, we exercised that warrant and sold the acquired shares for a net gain of approximately $1.2 million.
11. SHAREHOLDERS’ EQUITY
Preferred Stock
Under our Articles of Incorporation, our board of directors has the power to authorize the issuance of one or more classes or series of preferred stock and to fix the designations, powers, preferences and relative, participating, optional or other rights, if any, and the qualifications, limitations, or restrictions thereof, if any. At June 30, 2005, 2004 and 2003, one million shares of preferred stock were authorized with a par value of $1.00, none of which were issued and outstanding.
Stock Incentive Plans
Employee Stock Incentive Plan. We sponsor the 1997 Stock Incentive Plan, which permits the grant of stock options and restricted stock to eligible employees. Restricted stock are shares of our Common Stock that cannot be transferred by the holder until its restrictions are lifted, usually in accordance with a vesting schedule of three to five years from the date of grant. The 1987 Stock Option Plan expired during fiscal 1998, though options granted thereunder continued to be effective, in accordance with their terms, through November 2002. A total of 2,115,000 shares of our common stock may be issued upon exercise of options or as restricted stock under the 1997 Stock Incentive Plan. As of June 30, 2005, there were 1,285,984 shares of Common Stock reserved for grants of options or restricted stock under the 1997 Stock Incentive Plan. Options and restricted stock are granted at the sole discretion of the board of directors or its Compensation Committee to selected ACE employees. Outstanding options are generally exercisable annually in installments over a three- to four-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire at ten years after date of grant. Restricted stock generally vests over a three- to five-year period from the date of grant. Exercise prices for employee options outstanding as of June 30, 2005, ranged from $8.87 to $28.12 (fair market value on dates of grant). The following table provides certain information with respect to stock options outstanding and exercisable at June 30, 2005, under the 1997 Stock Incentive Plan:

	Outstanding			Exercisable
			Weighted-
		Weighted-	average		Weighted
	Stock	average	remaining	Stock	- average
Range of exercise	options	exercise	contractual	options	exercise
prices	outstanding	price	life	exercisable	price
Under $10.00	199,377	$9.34	6.6	98,998	$9.39
$10.01 – $15.00	226,355	13.05	6.0	139,730	12.75
$15.01 – $20.00	105,588	17.02	4.6	103,713	16.98
$20.01 – $25.00	11,250	20.87	9.8	—	—
$25.01 – $30.00	85,000	26.70	9.5	—	—

	627,570	$14.53	6.5	342,441	$13.06

The weighted average fair value of options granted during the years ended June 30, 2005, 2004, and 2003, calculated using the Black-Scholes option pricing model, was approximately $10.08 per share, $6.56 per share, and $4.67 per share, respectively. The number of shares of common stock exercisable under stock options as of June 30, 2004, and 2003 were 458,399 and 698,180 at a weighted average exercise price of $12.95 per share and $12.64 per share, respectively.

The following table summarizes stock option and restricted stock activity under the 1987 Stock Option Plan and the 1997 Stock Incentive Plan:

					Weighted
		Outstanding			Average
		Stock	Restricted	Available	Stock
	Reserved	Options	Stock	for Grant	Option Price
Shares at June 30, 2002	1,687,590	1,286,863	—	400,727	$11.93

Granted	—	272,100	2,500	(274,600)	9.53
Exercised	(625)	(625)	—	—	8.58
Canceled	(11,250)	(228,122)	—	216,872	11.26

Shares at June 30, 2003	1,675,715	1,330,216	2,500	342,999	11.55

Increase in shares reserved	400,000	—	—	400,000
Granted	—	138,750	199,075	(337,825)	15.27
Exercised	(469,828)	(469,828)	—	—	11.58
Canceled	—	(91,812)	(650)	92,462	11.23

Shares at June 30, 2004	1,605,887	907,326	200,925	497,636	12.14

Granted	—	113,000	81,650	(194,650)	25.78
Exercised	(295,885)	(295,885)	—	—	11.33
Restrictions lapsed	(24,018)	—	(24,018)	—	—
Canceled	—	(96,871)	(11,477)	108,348	14.68

Shares at June 30, 2005	1,285,984	627,570	247,080	411,334	$14.52

Non-employee Directors Stock Incentive Plan. We also sponsored the Non-employee Directors Stock Incentive Plan, which permitted the grant of stock options and restricted stock to our outside directors as part of their compensation. This plan expired in March 2005, though options granted thereunder continue to be effective, in accordance with their terms through January 2010. A total of 93,751 shares of our common stock may be issued upon exercise of options or as restricted stock under the Non-employee Directors stock Incentive Plan. Outstanding options are generally exercisable annually in installments over a three-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire five years after date of grant. Restricted stock generally vests over a three-year period from the date of grant.
Exercise prices for non-employee director options outstanding as of June 30, 2005, ranged from $8.01 to $28.24 (fair market value on dates of grant). The following table provides certain information with respect to stock options outstanding and exercisable at June 30, 2005 under the Non-employee Directors Stock Incentive Plan:

	Outstanding			Exercisable
			Weighted-
		Weighted-	average		Weighted
	Stock	average	remaining	Stock	- average
Range of exercise	options	exercise	contractual	options	exercise
prices	outstanding	price	life	exercisable	price
Under $10.00	45,001	$8.53	1.9	36,666	$8.65
$10.01 – $15.00	26,250	11.43	0.4	26,250	11.43
$15.01 – $20.00	—	—	—	—	—
$20.01 – $25.00	11,250	24.45	4.2	—	—
$25.01 – $30.00	11,250	28.24	4.4	—	—

	93,751	$13.62	2.1	62,916	$9.81

The weighed average fair value of options granted during the years ended June 30, 2005 and June 30, 2003, calculated using the Black-Scholes option pricing model, was approximately $11.18 per share and $3.56 per share, respectively. No stock options were granted during the year ended June 30, 2004. The number of shares of common stock exercisable under stock options as of June 30, 2004 and 2003 were 61,246 and 76,245 at a weighted average exercise price of $11.32 and $12.94, respectively.

The following table summarizes stock option and restricted stock activity under the Non-employee Directors Stock Incentive Plan:

					Weighted
		Outstanding			Average
		Stock	Restricted	Available	Stock
	Reserved	Options	Stock	for Grant	Option Price
Shares at June 30, 2002	190,250	128,250	—	62,000	$12.20

Granted	—	25,000	—	(25,000)	8.01
Canceled	—	(27,000)	—	27,000	12.42

Shares at June 30, 2003	190,250	126,250	—	64,000	11.33

Granted	—	—	8,750	(8,750)
Exercised	(34,999)	(34,999)	—	—	13.18
Canceled	—	(5,000)	—	5,000	13.25

Shares at June 30, 2004	155,251	86,251	8,750	60,250	11.32

Granted	—	22,500	12,250	(34,750)	26.35
Exercised	(15,000)	(15,000)	—	—	14.58
Restrictions lapsed	(2,915)		(2,915)	—	—
Canceled	—	—	—	—	—
Expiration of plan	(25,500)	—	—	(25,500)	—

Shares at June 30, 2005	111,836	93,751	18,085	—	$13.62

Stock Repurchase Program
In fiscal 2000, our board of directors had authorized up to $5 million for the repurchase of shares of our Common Stock on the open market or in negotiated transactions. During Fiscal 2000 and 2001, we repurchased 211,400 shares at an average price of $12.81 per share. During fiscal 2002, 2003, 2004 and 2005, no shares were repurchased.
In May 2005, our board of directors terminated the previous repurchase program and established a new program authorizing up to $20 million for the repurchase of our Common Stock in the open market or negotiated transactions. Since then, no shares have been repurchased. The repurchase program does not have an expiration date, but will terminate when we have made all of the authorized repurchases or earlier by our board of directors.
12. INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended June 30,
	2005	2004	2003
	(in thousands)
Current -
Federal income tax	$13,215	$9,617	$2,332
State income tax	2,490	2,058	357

	15,705	11,675	2,689
Deferred -
Federal income tax	1,420	(234)	5,091
State income tax	372	(71)	727

	1,792	(305)	5,818

	$17,497	$11,370	$8,507

The net deferred tax asset consists of the following:

	June 30,
	2005	2004
	(in thousands)
Gross assets	$12,981	$9,382
Gross liabilities	(11,026)	(8,163)

Net deferred tax asset	$1,955	$1,219

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	June 30,
	2005	2004
	(in thousands)
Loan loss provision	$4,542	$4,246
Accrued liabilities and other	2,289	1,191
Deferred revenue	2,229	2,219
Depreciation and amortization	(7,115)	(6,550)
Interest-rate swap	10	113

	$1,955	$1,219

The provisions for taxes on income as reported differ from the tax provision computed by applying the statutory federal income tax rate of 35% in each of 2005, 2004 and 2003, as follows:

	Year Ended June 30,
	2005	2004	2003
	(in thousands)
Federal income tax provision on income at statutory rate	$15,702	$9,948	$7,449
State taxes, net of federal benefit	1,795	1,421	959
Other	—	1	99

Income tax provision	$17,497	$11,370	$8,507

13. COMMITMENTS AND CONTINGENCIES
Lease Commitments
We lease our facilities and certain equipment under non-cancelable operating leases. Most of our facility leases contain options that allow us to renew leases for periods that generally range from three to nine years. At June 30, 2005, future minimum rental payments under existing leases were as follows (in thousands):

Year Ending June 30:
2006	$23,710
2007	18,003
2008	11,253
2009	5,270
2010	2,179
Remaining years	303

$60,718

Lease expense was approximately $23.0 million, $19.8 million, and $19.1 million, for the years ended June 30, 2005, 2004, and 2003, respectively.
14. EMPLOYEE BENEFITS PLANS
We maintain a 401(k) savings plan (the “Benefit Plan”) on behalf of our employees. Employees may contribute up to 50% of their annual compensation to the Benefit Plan, subject to statutory maximums. The Benefit Plan provides a matching of 25% of employee contributions made to the Benefit Plan. Matching contributions for the Benefit Plan were approximately $306,000, $280,000, and $239,000 for the years ended June 30, 2005, 2004, and 2003, respectively.

We also maintain an executive non-qualified deferred compensation plan (the “Executive Benefit Plan”). Our executives may contribute up to 50% of their annual compensation and 100% of their bonus to the Executive Benefit Plan. The Executive Benefit Plan provides a match of 25% of employee contributions up to the current 401(k) savings plan deferral limit. Matching contributions for the Executive Benefit Plan were approximately $54,000, $23,000, and $37,000 for the years ended June 30, 2005, 2004 and 2003, respectively.
15. RELATED PARTY TRANSACTIONS
In fiscal 2000, we purchased approximately 14% of the shares of Series A Convertible Preferred Stock of ePacific, Incorporated (“ePacific”) for $1 million. ePacific was a private company in the business of providing customized debit-card payment systems and electronic funds transfer processing services. ePacific, formerly a controlled subsidiary of Goleta, provided the debit-card system and processing services to Goleta to enable it to make the Goleta Loans described above in Note 1, Summary of Significant Accounting Policies — Loans Receivable, Net. For the fiscal year ended June 30, 2003 and 2002, we purchased 47,000 and 150,000 debit-cards for a total of $0.1 million and $0.5 million, respectively. In conjunction with the transition from the Goleta Loans and to state-regulated loan products, ePacific provided its loan processing service directly to us. We paid ePacific a total of $300,000 during fiscal 2003 for loan processing.
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
A legal settlement was reached regarding our original note payable of $856,000, which was the escrowed portion of the total purchase price for a 107-store acquisition in November 2000, and from which we had not authorized the monthly release of $23,778 since June 2001 due to the pending lawsuit regarding 11 of the acquired locations. As a result, in May 2004, we authorized payment of the remaining note payable, which had been held in escrow and we received a settlement payment of $434,000, which was recorded in other (income) expenses, net.

On June 1, 2005, Perseveranda Goins, Marie Aficial and Antonia Torres filed in the Superior Court of the State of California for the County of San Diego, a putative class action seeking damages and injunctive relief against us and Your Financial Resource, Inc., one of our franchisees, alleging, among other things, that we and our franchisee violated various California state law requirements with respect to the making of short-term consumer loans to the plaintiffs by, among other things, failing to make proper disclosures to the plaintiffs and assessing plaintiffs’ insufficient funds fees in excess of the statutory cap. On July 1, 2005, the defendants removed the lawsuit to the Federal District Court for the Southern District of California.
On June 13, 2005, Rebecca Webb and Pamela List, both of whom are our former employees, filed in the United States District Court for the Eastern District of Texas, Marshall Division, a putative class action against us under the Fair Labor Standards Act seeking to recover overtime wages allegedly due to “center managers” and “managers-in-training” who regularly worked in excess of 45 hours per week.
Because these lawsuits purport to be class actions, the amount of damages for which we might be responsible is necessarily uncertain. In addition, any such amount depends upon proof of the allegations and on the number of persons who constitute the class of plaintiffs (if permitted by the court). We intend to vigorously defend these lawsuits.
We are also involved from time to time in various legal proceedings incidental to the conduct of our business. We believe that none of these legal proceedings, or any other threatened legal proceedings, will result in any material impact on our financial condition, results of operations and cash flows.
18. COMMON STOCK OFFERING
On April 26, 2004, we completed a registered public offering of 2,041,622 shares of our common stock at an offering price of $27.00 per share. We used the net proceeds from our sale of shares in the offering, totaling approximately $51.9 million, to repay in full the outstanding amount (approximately $30.4 million of principal and interest) of our senior subordinated secured promissory notes issued to American Capital Strategies, Ltd. With that repayment, we also paid a cash prepayment fee of approximately $700,000. There was no income or expense resulting from the termination of the interest-rate swap agreement associated with the notes. We also incurred non-cash charges in the fourth quarter of fiscal 2004 of approximately $4.1 million related to the write-off of deferred financing fees associated with the notes. After repayment of the notes, we used the remaining estimated net proceeds to pay down our revolving credit facilities.
On April 29, 2004, upon the underwriters’ exercise of their over-allotment option, we sold an additional 370,000 shares of our common stock at $27.00 per share. We used the net proceeds from the sale of these additional shares, approximately $9.5 million, also to pay down our revolving credit facility.
19. LEASE ACCOUNTING RESTATEMENT
During the third quarter of fiscal 2005, we performed a review of our accounting practices surrounding leases and lease-related items in light of the views that the Office of the Chief Accountant of the Securities and Exchange Commission, expressed in a letter dated February 7, 2005 to the American Institute of Certified Public Accountants, regarding the application of generally accepted accounting principles to operating lease accounting matters.
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
We evaluated the materiality of these corrections on our financial statements and concluded that the incremental impact of these corrections is not material to any quarterly or annual period in fiscal 2003 or fiscal 2004. Other than the cumulative adjustment discussed above, prior years’ financial results will not be restated. The adjustments required to correct these practices does not affect historical or future net cash flows or the timing of the payments under the related leases.

The prior year restatement balance sheet effect is as follows:

		Lease	June 30, 2004
	June 30, 2004	Adjustment	Restated
	(in thousands)
Assets:
Property, plant and equipment	$30,721	$(3,385)	$27,336

Total adjustment		$(3,385)

Liabilities:
Deferred income tax	$5,684	$(2,550)	$3,134
Other liabilities	420	2,991	3,411
Retained earnings	75,296	(3,826)	71,470

Total adjustment		$(3,385)

The current year adjustment recorded during the third quarter of fiscal 2005 is as follows:

Year Ended
June 30, 2005
(in thousands)
Occupancy expense	$217
Depreciation expense	886
Headquarters expense	(181)
Other depreciation and amortization	27

Total adjustment before tax	949
Provision for income tax	380

Net after tax adjustment	$569

20. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data for the fiscal years ended June 30, 2005, 2004, and 2003, are as follows :

	Unaudited
	Three Months Ended				Year Ended
	Sept 30	Dec 31	Mar 31	June 30	June 30
	(in thousands, except per share amounts)
2005:
Revenues	$62,026	$64,747	$78,464	$63,412	$268,649
Gross margin	20,094	22,272	32,113	20,937	95,416
Net income	5,073	5,828	9,868	6,597	27,366
Diluted earnings per share	0.37	0.42	0.71	0.48	1.98

2004:
Revenues	$55,701	$59,186	$73,674	$58,098	$246,659
Gross margin	17,332	19,368	29,808	18,131	84,639
Net income	3,007	3,718	8,174	2,153	17,052
Diluted earnings per share	.28	.34	.72	.16	1.49

2003:
Revenues	$56,061	$57,295	$67,167	$53,765	$234,289
Gross margin	17,678	17,894	26,648	16,655	78,875
Income from continuing operations	2,406	1,910	2,616	5,344	12,276
Diluted earnings per share from continuing operations	.24	.19	.26	.52	1.20
Net income	2,406	2,409	2,616	5,344	12,775
Diluted earnings per share	.24	.24	.26	.52	1.25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE
Board of Directors and Shareholders of Ace Cash Express, Inc.
In connection with our audits of the consolidated financial statements of Ace Cash Express, Inc. and Subsidiaries referred to in our report dated September 12, 2005, which is included in Part IV of this Form 10-K, we have also audited Schedule II for the years ended June 30, 2005, 2004 and 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.
/s/ GRANT THORNTON LLP
Dallas, Texas
September 12, 2005

ACE CASH EXPRESS, INC. AND SUBSIDIARIES (a)
Schedule II — Valuation and Qualifying Accounts
(in millions)

		Additions
		Charged			Balance
	Balance at	to costs	Charged		at
	beginning	and	to other		end of
Description	of period	expenses	accounts	Deductions	period
June 30, 2005:

Loan loss allowance	$10.6	$18.3	$—	$(17.9)	$11.0

Loan loss liability to Republic Bank	$3.7	$8.7	$—	$(8.4)	$4.0

June 30, 2004:

Loan loss allowance	$8.7	$16.9	$—	$(15.0)	$10.6

Loan loss liability to Republic Bank	$2.9	$7.4	$—	$(6.6)	$3.7

Restructure reserve	$0.2	$—	$—	$(0.2)	$0.0

June 30, 2003:

Loan loss allowance	$12.2	$19.3	$—	$(22.8)	$8.7

Loan loss liability to Republic Bank	$—	$2.9	$—	$—	$2.9

Restructure reserve	$0.4	$—	$—	$(0.2)	$0.2

(a)	This schedule should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto.

INDEX TO EXHIBITS

Exhibit Number	Exhibit
10.50	Third Amendment to the Marketing and Services Agreement dated as of July 26, 2005, between Republic Bank & Trust Company and the Company.

10.51	Installment Loan Marketing and Servicing Agreement dated as of July 21, 2005, between First Bank of Delaware and the Company. (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

21	Subsidiaries of the Company.

23	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.