Form 10-Q
period 2005-09-30
ACE CASH EXPRESS INC/TX
filed 2005-11-07
CIK 849116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2005

Common Stock, $.01 par value	13,816,427 shares

ACE CASH EXPRESS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	June 30,
	2005	2005
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$124,174	$109,430
Accounts receivable, net	6,194	3,969
Loans receivable, net	24,772	20,787
Prepaid expenses, inventories and other current assets	13,487	13,685

Total Current Assets	168,627	147,871

Noncurrent Assets
Property and equipment, net	38,085	37,657
Covenants not to compete, net	1,564	1,668
Goodwill, net	99,922	98,702
Other assets	6,806	6,723

Total Assets	$315,004	$292,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Revolving advances	$53,000	$43,300
Accounts payable, accrued liabilities and other current liabilities	40,690	36,117
Money orders payable	9,385	4,867

Total Current Liabilities	103,075	84,284

Noncurrent Liabilities
Deferred income tax	4,051	4,302
Deferred revenue	3,112	3,271
Other liabilities	4,362	4,079

Total Liabilities	114,600	95,936

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 13,946,361 and 13,912,045 shares issued and 13,734,961 and 13,700,645 shares outstanding, respectively	137	137
Additional paid-in capital	104,179	103,544
Retained earnings	101,701	98,836
Accumulated comprehensive income (loss)	76	(56)
Treasury stock, at cost, 211,400 shares	(2,707)	(2,707)
Unearned compensation — restricted stock	(2,982)	(3,069)

Total Shareholders’ Equity	200,404	196,685

Total Liabilities and Shareholders’ Equity	$315,004	$292,621

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2005	2004
Revenues	$66,193	$62,026

Store expenses:
Salaries and benefits	17,235	14,787
Occupancy	9,456	8,182
Provision for loan losses and doubtful accounts	8,159	7,468
Depreciation	2,066	1,687
Hurricane Katrina related expenses	1,655	—
Other	10,335	9,808

Total store expenses	48,906	41,932

Gross margin	17,287	20,094

Region expenses	5,918	5,219
Headquarters expenses	4,830	4,681
Franchise expenses	278	267
Other depreciation and amortization	821	706
Interest expense, net	810	593
Other expenses, net	(67)	172

Income before income taxes	4,697	8,456
Provision for income taxes	1,832	3,383

Net income	$2,865	$5,073

Earnings per share:
Basic	$0.21	$0.38
Diluted	$0.21	$0.37

Weighted average number of common shares outstanding:
Basic	13,471	13,366
Diluted	13,782	13,848
The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,865	$5,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,887	2,393
Provision for loan losses	8,114	7,424
Provision for doubtful accounts	48	44
Expenses related to Hurricane Katrina	1,655	—
Loss on disposal of property and equipment	201	800
Deferred revenue	(540)	(548)
Deferred income taxes	(251)
Stock option expense	117	—
Compensation on restricted stock grants	291	423
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,273)	297
Loans receivable	(9,932)	(6,838)
Prepaid expenses, inventories and other current assets	208	(447)
Other assets	(345)	(2,224)
Accounts payable, accrued liabilities and other liabilities	963	(2,633)
Money orders payable	4,518	612

Net cash provided by operating activities	8,526	4,376

Cash flows from investing activities:
Purchases of property and equipment, net	(3,033)	(2,697)
Total store acquisition purchase price, net of cash received	(1,308)	(3,849)

Net cash used by investing activities	(4,341)	(6,546)

Cash flows from financing activities:
Net increase (decrease) in revolving advances	9,700	(17,600)
Gross borrowings of acquisition notes payable	550	3
Gross repayments of acquisition notes payable	(5)	—
Tax benefit from stock options	12	—
Proceeds from stock options exercised and restricted stock granted	302	778

Net cash provided (used) by financing activities	10,559	(16,819)

Net increase (decrease) in cash and cash equivalents	14,744	(18,989)
Cash and cash equivalents, beginning of period	109,430	123,041

Cash and cash equivalents, end of period	$124,174	$104,052

Supplemental disclosures of cash flows information:
Interest paid	$811	$732
Income taxes paid	71	253
The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed interim consolidated financial statements of Ace Cash Express, Inc. (the “Company” or “ACE” or “we” or “us”) and subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by U.S. GAAP for complete financial statements. Although management believes that the disclosures are adequate to prevent the information from being misleading, the interim consolidated financial statements should be read in conjunction with our audited financial statements in our Annual Report on Form 10-K for the year ended June 30, 2005 filed with the Securities and Exchange Commission. In the opinion of our management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.
Certain prior period balances have been reclassified to conform to the current period’s presentation.
Revenue Recognition Policy
All of our store transactions are processed through our point-of-sale system. Approximately 94% of our revenue results from transactions at the point-of-sale with our customers, and approximately 56% of our revenue is effectively recognized when the transaction is completed at the point-of-sale. These transactions include check cashing, bill payment, money transfer, money order sales, and other miscellaneous products and services grouped in “other fees.” The full amount of the check fee is recognized as revenue at the time of the transaction with no allowance for anticipated returned checks. We act in an agency capacity regarding bill payment services, money transfers, and money orders offered and sold at our stores. We record the net amount retained as revenue because the supplier is the primary obligor in the arrangement, the amount we earn per transaction is fixed, and the supplier has the ultimate credit risk.
For short-term or payday loans made by us, for the Republic Bank loans and First Bank of Delaware loans (both defined below) for which we act only as marketing agent and servicer for a fee from the lender, revenue constituting loan fees and interest (whether paid by the customer or the lender) is recognized ratably over the term of each loan.
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
Capitalization of Certain Development Costs
Effective July 1, 2005, we began capitalizing certain internal costs directly associated with the site selection, design, and construction of new stores. These costs are recorded as part of leasehold improvements and are depreciated over the shorter of 120 months or the lease term. During the quarter ended September 30, 2005, we capitalized $53,000.
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
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding excluding unvested restricted stock. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, after adjusting for the dilutive effect of stock options and restricted stock, and unamortized compensation expense. The following table presents the reconciliation of the numerator and denominator used in the calculation of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2005	2004
	(in thousands)
Net income	$2,865	$5,073

Reconciliation of denominator:
Weighted average number of common shares outstanding — basic	13,471	13,366
Effect of dilutive stock options and restricted stock	311	482

Weighted average number of common and dilutive shares outstanding — diluted	13,782	13,848

The following table presents the options to purchase shares of common stock which were not included in the computation of diluted earnings per share for the three months ended September 30, 2005 and 2004 because the exercise prices of those options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive:

	Three Months
	Ended
	September 30,
	2005	2004
Options not included in the computation of earnings per share	110,000	33,750
Fair Value of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for trade receivables, trade payables, notes receivable, revolving advances, money orders payable, and notes payable all approximate fair value.
Stock Incentive Plans
We sponsor one employee stock incentive plan and one non-employee director stock incentive plan, both of which permit the grant of stock options and restricted stock. Restricted stock are shares of our common stock that cannot be transferred by the holder until its restrictions are lifted, usually in accordance with a vesting schedule of three to five years from the date of grant.
Adoption of SFAS 123(R)
Until June 30, 2005, we accounted for our stock incentive plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Therefore, we reflected only restricted stock expense in our reported net income, because all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective July 1, 2005, we adopted SFAS No. 123R, “Share Based Payment”, which requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period. We used the modified-prospective-transition method. Under this transition method, stock-based compensation cost recognized in the quarter ended September 30, 2005 includes: (a) compensation cost for all unvested stock-based awards as of July 1, 2005 that were granted prior to July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
Outstanding employee options are generally exercisable annually in installments over a three- to four-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire ten years after the date of grant. Restricted stock are shares of the Company’s common stock and cannot be transferred by the holder until its restrictions are lifted, usually in accordance with a vesting schedule of three- to five-years from the date of grant. Restricted stock is expensed based on the fair market value on the grant date. As of September 30, 2005, 1,217,558 shares were reserved for restricted stock or stock option grants, 815,851 shares had been granted as restricted stock or were subject to outstanding stock option grants and 401,707 shares were available under our employee stock incentive plan.
Outstanding non-employee director options are generally exercisable annually in installments over a three-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire five years after the date of grant. Restricted stock cannot be transferred by the holder until its restrictions are lifted, usually in accordance with a vesting schedule of three years from the date of grant. Restricted stock is expensed based on the fair market value on the grant date. The non-employee director stock incentive plan expired on March 26, 2005. As of September 30, 2005, 111,836 shares had been granted as restricted stock or were subject to outstanding stock option grants under our non-employee director stock incentive plan.
As a result of adopting SFAS 123(R) on July 1, 2005, the Company’s income before income taxes for the three months ended September 30, 2005 was $0.1 million lower than if it had continued to account for share-based compensation under APB 25, and cash flow from financing activities were not significantly changed.
Determining Fair Value
Valuation and Amortization Method—The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
Expected Term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.
Expected Volatility—Stock-based payments made prior to July 1, 2005 were accounted for using the intrinsic value method under APB 25. The fair value of stock based payments made subsequent to June 30, 2005 were valued using the Black-Scholes valuation method with a volatility factor based on the Company’s historical stock trading history.
Risk-Free Interest Rate—The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury securities with an equivalent term.
Estimated Forfeitures—When estimating forfeitures, the Company considers voluntary termination behavior as well as analysis of actual option forfeitures.
Fair Value— The weighted average fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended September 30, 2005 and 2004:

	Three Months Ended
	September 30,
	2005	2004
Expected volatility	44%	46%
Expected life (years)	4.0	4.4
Risk-free interest rate	4.0%	3.9%
Expected forfeitures	7.3%	3.9%
Expected dividends	None	None
The weighted average fair value of each non-employee director option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during each of the three months ended September 30, 2005 and 2004:

	Three Months Ended
	September 30,
	2005	2004
Expected volatility	44%	46%
Expected life (years)	4.7	4.7
Risk-free interest rate	4.0%	3.9%
Expected forfeitures	None	None
Expected dividends	None	None

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. In accordance with guidance in SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the three months ended September 30, 2005, the Company recorded $12,000 of excess tax benefits as a financing cash inflow.
The following table illustrates the stock options granted during the three months ended September 30, 2005, and stock option expense reported in net income and recognized in accordance with SFAS No. 123R for stock options vesting during the period presented for both the employee stock incentive plan and the non-employee director stock incentive plan for the three months ended September 30, 2005:

Three Months
Ended
September 30,
2005
Number of shares of stock options granted:
Employee stock incentive plan	2,500
Non-employee stock incentive plan	—

2,500

Total stock-based compensation expense determined under fair value based methods for all stock option awards:
Employee stock incentive plan	$107,004
Non-employee director stock incentive plan	10,090

$117,094

Pro-forma Disclosures
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation for the prior period presented:

Three Months
Ended
September 30,
2004
(in thousands,
except per share
amounts)
Net income, as reported	$5,073

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock option awards, net of related tax effects	(579)

Deduct: Total stock-based non-employee director compensation expense determined under fair value based methods for all stock option awards, net of related tax effects	(24)

Pro forma net income	$4,470

Three Months
Ended
September 30,
2004
(in thousands,
except per share
amounts)
Earnings per share:
Basic — as reported	$0.38
Basic — pro forma	$0.33

Diluted — as reported	$0.37
Diluted — pro forma	$0.32
Restricted Stock Grants
The following table presents restricted stock granted and forfeited under both the employee stock incentive plan and the non-employee director stock incentive plan, and the stock-based compensation cost reflected in our reported net income for the three months ended September 30, 2005 and 2004:

	Three Months Ended
	September 30,
	2005	2004
Number of shares of restricted stock granted:
Employee stock incentive plan	8,500	56,000
Non-employee stock incentive plan	—	—

	8,500	56,000

Number of shares of restricted stock forfeited:
Employee stock incentive plan	(625)	(488)
Non-employee stock incentive plan	—	—

	(625)	(488)

Stock-based compensation expense for restricted stock grants:
Employee stock incentive plan	$248,451	$409,326
Non-employee director stock incentive plan	42,333	13,964

	$290,784	$423,290

Summary of Stock Option and Restricted Stock Activity
The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for our stock incentive plans:

		Outstanding
		Stock	Restricted	Available
	Reserved	Options	Stock	for Grant
Employee Stock Incentive Plan:
Shares at June 30, 2005	1,285,984	627,570	247,080	411,334
Granted	—	2,500	8,500	(11,000)
Exercised	(25,816)	(25,816)	—	—
Restrictions lapsed	(42,610)	—	(42,910)	—
Canceled	—	(748)	(625)	1,373

Shares at September 30, 2005	1,217,558	602,506	212,045	401,707

Non-Employee Stock Incentive Plan:
Shares at June 30, 2005	111,836	93,751	18,085	—
Granted	—	—	—	—
Exercised	—	—	—	—
Restrictions lapsed	—	—	—	—
Canceled	—	—	—	—

Shares at September 30, 2005	111,836	93,751	18,085	—

2. OPERATING SEGMENTS
Our reportable segments are strategic business units that differentiate between company-owned and franchised stores. Company-owned store revenue is generated from store customer-transaction processing, and franchised store revenue is generated from the franchise fees charged for opening the store and on-going royalty fees. Segment information for the three months ended September 30, 2005 and 2004 was as follows:

	Company-
	owned	Franchised	Other	Total
	(in thousands)
Three months ended September 30, 2005:
Revenue	$65,424	$769	$—	$66,193

Gross margin	16,518	769	—	17,287
Region, headquarters, franchise expenses	(10,748)	(278)	—	(11,026)
Other depreciation and amortization	(816)	(5)	—	(821)
Interest income (expense), net	—	—	(810)	(810)
Other expenses, net	67	—		67

Income (loss) before taxes	$5,021	$486	$(810)	$4,697

Three months ended September 30, 2004:
Revenue	$61,279	$747	$—	$62,026

Gross margin	19,347	747	—	20,094
Region, headquarters, franchise expenses	(9,900)	(267)	—	(10,167)
Other depreciation and amortization	(703)	(3)	—	(706)
Interest income (expense), net	—	—	(593)	(593)
Other expenses, net	(172)	—		(172)

Income (loss) before taxes	$8,572	$477	$(593)	$8,456

Segment information as of September 30, 2005 and 2004 was as follows:

	Company-owned	Franchised	Total
	(in thousands, except for number of stores)
As of September 30, 2005:
Total assets	$313,405	$1,599	$315,004
Number of stores	1,163	226	1,389

As of September 30, 2004:
Total assets	$261,122	$1,208	$262,330
Number of stores	1,055	202	1,257
3. DERIVATIVE INSTRUMENTS — SWAP AGREEMENTS
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
The associated underlying hedged liability has equaled or exceeded the notional amount for each of our interest-rate swaps throughout the existence of the interest-rate swaps, and we anticipate that it will continue to do so with respect to the swaps in effect as of September 30, 2005. The interest-rate swaps are based on the same index as their respective underlying debt. The interest-rate swaps to date have been highly effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated comprehensive income (loss) into earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness during the three months ended September 30, 2005 or 2004.
Our interest-rate swap agreement with JP Morgan Chase Bank associated with our revolving advance facility under our bank credit agreement with a notional amount of $35 million is effective until September 29, 2006. The fixed rate effective on September 30, 2005, prior to adding the applicable margin, was 3.925%.
During the three months ended September 30, 2005, we purchased an additional swap instrument from Wells Fargo Bank associated with our revolving advance facility under our bank credit agreement with a notional amount of $30 million, which will be effective from September 29, 2006 until September 28, 2007. The fixed rate effective for the term of the agreement, prior to adding the applicable margin, will be 4.46%.
The interest-rate swaps resulted in an increase of interest expense as follows:

	Three Months Ended
	September 30,
	2005	2004
	(in thousands)
Increase in interest expense	$38	$137
The average notional amounts and the related average effective swap interest rates for the three months ended September 30, 2005 and 2004, along with the rates effective on September 30, 2005 and 2004 are as follows:

	September 30, 2005			September 30, 2004
		Average	Ending		Average	Ending
		Effective	Effective		Effective	Effective
	Average	Swap	Swap	Average	Swap	Swap
Corresponding	Notional	Interest	Interest	Notional	Interest	Interest
Debt	Amount	Rate	Rate	Amount	Rate	Rate
	(in millions)			(in millions)
Revolving advance	$35	6.175%	6.175%	$30	5.576%	5.215%

The fair value of the interest-rate swap increased by $132,000 and decreased by $122,000, net of tax, during the three months ended September 30, 2005 and 2004, respectively. These changes have been recorded in accumulated comprehensive income (loss). The estimated net amount expected to reduce interest expense during the next twelve months is $96,000.
Accumulated comprehensive income (loss) balances related to the interest-rate swaps are as follows (in thousands):

					Change in
					Accumulated
					Comprehensive
					Income (Loss)
Corresponding	Accumulated Comprehensive Income (Loss),				for the Three Months
Debt	Net of Tax, as of				Ended September 30,
	September 30,	June 30,	September 30,	June 30,
	2005	2005	2004	2004	2005	2004
Revolving advance	$76	($56)	($292)	($170)	$132	($122)
A summary of comprehensive income (loss) for the three months ended September 30, 2005 and 2004 is presented below:

	Three Months Ended
	September 30,
	2005	2004
	(in thousands)
Net income	$2,865	$5,073
Other comprehensive income (loss):
Unrealized gain (loss) on hedging instruments before tax expense	218	(203)
Tax (expense) benefit	(86)	81

Unrealized gain (loss) on hedging instruments net of tax (expense) benefit	132	(122)

Comprehensive income	$2,997	$4,951

4. GOODWILL AND OTHER INTANGIBLE ASSETS
Acquisitions
The following table provides information concerning the acquisitions made during the three months ended September 30, 2005:

	For the Three Months Ended September 30,
	2005	2004
	(in thousands, except number of stores
	and number of transactions)
Number of stores acquired	2	23
Number of transactions	1	4
Amounts allocated to:
Goodwill	$1,220	$3,280
Covenants not to compete	20	230
Customer lists	36	—

Total intangibles costs	1,276	3,510
Property and equipment	32	339
Other assets	—	559

Total purchase price	$1,308	$4,408

Amortizable Intangible Assets
Covenants not to compete are as follows:

	September	June 30,
	30, 2005	2005
	(in thousands)
Covenants not to compete, at cost	$2,681	$2,678
Less — accumulated amortization	1,117	1,010

	$1,564	$1,668

Each of the covenants not to compete is amortized over the applicable period of the contract. The weighted-average amortization period is 4.0 years.
Amortization expense related to the covenants not to compete for the three months ended September 30, 2005 was $124,000. Total estimated remaining amortization expense for the five succeeding fiscal years assuming current balances and no new acquisitions are as follows:
Estimated Remaining Amortization Expense for Covenants Not to Compete

For the Nine
Months Ending
June 30,	For the Year Ending June 30,
2006	2007	2008	2009	2010	2011
	(in thousands)
$339	$401	$363	$284	$152	$25
Customer lists acquired are as follows:

	September 30,	June 30,
	2005	2005
	(in thousands)
Customer lists, at cost	$731	$695
Less — accumulated amortization	254	196

	$477	$499

Customer lists are amortized based on anticipated turnover and are amortized over the appropriate period. The weighted-average amortization period is 4.9 years.
Amortization expense related to the customer lists for the three months ended September 30, 2005 was $58,000. Total estimated remaining amortization expense for the five succeeding fiscal years assuming current balances and no new acquisitions are as follows:
Estimated Remaining Amortization Expense for Customer Lists

For the Nine
Months Ending
June 30,	For the Year Ending June 30,
2006	2007	2008	2009	2010	2011
	(in thousands)
$156	$153	$102	$49	$12	$5

Intangible Assets Not Subject to Amortization
Changes in the carrying value of goodwill for the three months ended September 30, 2005 are as follows:

Three Months
Ended
September 30, 2005
(in thousands)
Balance, beginning of the period	$98,702
Goodwill from acquisitions	1,220

Balance, end of the period	$99,922

There were no impairment losses for the three months ended September 30, 2005 or 2004.
5. SHORT-TERM LOANS
The short-term loan products offered at our stores consist of either (1) short-term loans made or entered into by us, (“ACE loans”), (2) deferred-deposit loans made or entered into by Republic Bank (“Republic Bank loans”), or (3) multi-installment loans (20-week loans) made or entered into by First Bank of Delaware (“First Bank of Delaware loans”). As of September 30, 2005, we were offering ACE loans in 627 of our company-owned stores, and Republic Bank and First Bank of Delaware were offering Republic Bank loans and First Bank of Delaware loans in 428 of our company-owned stores in Texas, Pennsylvania, and Arkansas. All loans and services, regardless of type, are made in accordance with state regulations; therefore, the terms of the loans and services vary from state to state.
Loan fees and interest include our fees and interest received from customers of our ACE loans, and our agency fees received from Republic Bank and First Bank of Delaware related to their loans. Loan fees and interest revenues are recognized ratably over the term of each loan, regardless of the type of revenue or loan.
We have established a loan loss allowance regarding our economic interests in our ACE loans. Our policy for determining the loan loss allowance is generally based on historical loan loss experience, as well as the results of management’s review and analysis of the payment and collection of the loans within the last fiscal quarter. Our policy is to charge off all of our ACE loans which are 180 days or more past due. Charge-offs are applied as a reduction to the allowance for loan losses and any recoveries of previously charged off loans are applied as an increase to the allowance for loan losses.
Republic Bank and First Bank of Delaware approve and own the loans they make, therefore, we do not record the Republic Bank or First Bank of Delaware loans as loans receivable on our books. However, under our agreement with each bank, we are obligated to reimburse the bank an amount equal to the net amount of loans charged off by the bank. Therefore, we establish a liability for our anticipated losses on their loans. This liability estimates such losses from such loans that are 180 days or more past due. Our policy in establishing the liability regarding Republic Bank and First Bank of Delaware loan losses is substantially the same as our policy regarding the loan loss allowance for our ACE loans. The liability for loan losses payable to Republic Bank as of September 30, 2005 and 2004 was $3.9 million and $4.5 million, respectively. Net loan charge-offs of Republic Bank loans for the three months ended September 30, 2005 and 2004, were $1.7 million and $1.5 million, respectively. The liability for loan losses payable to First Bank of Delaware as of September 30, 2005 was $0.6 million, and since we began marketing and servicing First Bank of Delaware loans only on August 1, 2005, no charge-offs have been recorded.
Loans receivable, net, on the consolidated balance sheets as September 30, 2005 and June 30, 2005 were $24.8 million and $20.8 million, respectively, which includes receivables for our ACE loans (but excluding any Republic Bank loans or First Bank of Delaware loans, because we do not own any interest in those loans). The loan loss allowance of $13.2 million and $11.0 million as of September 30, 2005 and June 30, 2005, respectively, represented

34.8% and 34.6% of the gross loans receivable as of that date. Net loan charge-offs for the three months ended September 30, 2005 and 2004, were $3.7 million for each period.
ACE Loans
In general, ACE loans consist of providing a customer cash in exchange for the customer’s check or an Automated Clearinghouse (“ACH”) authorization to debit the customer’s bank account, along with an agreement to defer the presentment or deposit of that check or the initiation of that ACH debit on the customer’s account, as the case may be, until the deferred presentment date. The amount of the customer’s check or ACH authorization is the amount of the cash provided to the customer plus a fee to us. The term of the deferral of the check presentment or ACH debit is typically two to four weeks. During the quarter ended September 30, 2005, the average amount of cash provided to a customer in such a transaction was $296, and the average fee to us was $42.27. As of September 30, 2005 and June 30, 2005, the gross receivable for our ACE loans was approximately $38.0 million and $31.8 million, respectively.
Bank Loans
The Republic Bank loans are offered and made at our owned stores in accordance with a Marketing and Servicing Agreement dated as of October 21, 2002, as amended (the “Republic Bank Agreement”). The term of our agreement with Republic Bank expires January 1, 2008, but either party may terminate this agreement at an earlier date if (i) the non-terminating party fails to timely cure a material default under, or an inaccurate representation or warranty in, the agreement, (ii) either party’s performance under the agreement is rendered illegal or materially adversely affected as a result of changes in law, (iii) the terminating party is notified by any governing regulatory agency that such party’s performance of its obligations under the agreement may be unlawful, unsafe or unsound or may jeopardize such party’s standing or rating with such agency, or (iv) the non-terminating party is bankrupt or is in receivership. In addition, provided we are not in default under the agreement, we may terminate this agreement at an earlier date if Republic Bank ceases to fund the short-term consumer loans we market, or if applicable law is amended or changed in a manner that has an adverse effect on our ability to continue servicing these Republic Bank Loans. Finally, we may exclude from the agreement all of our stores in a particular state if we determine that we can profitably engage in that state in short-term consumer loan transactions independent of Republic Bank or any other bank subject to similar restrictions on making such short-term loans; except that the stores in Arkansas or in Pennsylvania may not be excluded before January 1, 2006, and the stores in Texas may not be excluded before April 1, 2006.
The First Bank of Delaware loans are offered at our owned stores in accordance with a Marketing and Servicing Agreement dated July 21, 2005 (the “First Bank of Delaware Agreement”). The term of our agreement with First Bank of Delaware expires July 21, 2008, and will automatically renew for an additional 12 months unless either party elects to terminate it as of July 21, 2008 by providing at least 90 days’ notice to the other party before that date. The agreement may be terminated before its scheduled expiration: (i) automatically if either party seeks protection under any federal or state bankruptcy, insolvency, receivership, or similar law; (ii) automatically if First Bank of Delaware is placed into conservatorship or receivership with the FDIC or other authority; (iii) automatically if an involuntary bankruptcy or insolvency petition is filed against us and not dismissed within 30 days of that filing or a receiver or any regulatory authority takes control of us; (iv) by either party if the other party commits a material breach of, or other specified default under, the agreement and fails to cure such breach or default within 30 days of notice; (v) by First Bank of Delaware, upon 90 days notice, if First Bank of Delaware becomes aware of any adverse legal, regulatory, or other developments that could have a material adverse impact on First Bank of Delaware, the profitability of its activities under the agreement, or its litigation or risk exposure; (vi) by us, upon 90 days notice, if First Bank of Delaware changes its loan-related policies in a manner that is reasonably likely to have, or if we become aware of any adverse legal, regulatory, or other developments that could have, a material adverse impact on us, the profitability of our activities under the agreement, or our litigation or risk exposure; or (vii) by us, upon 90 days notice, if we determine that we can profitably engage in installment-loan or deferred-deposit transactions in Texas independent of First Bank of Delaware, except that upon any termination for this reason on or before December 31, 2006, we must pay First Bank of Delaware a termination fee of $100,000.
The terms of the Republic Bank loans are generally similar to those of our ACE loans, though Republic Bank has sole discretion regarding the terms of the Republic Bank loans. As of September 30, 2005, Republic Bank authorized loans up to $425 with a term of 14 days, and the interest charged by Republic Bank was $17.64 per $100 of loan value. The loans offered by First Bank of Delaware Republic Bank loans are short-term consumer loans payable by the borrower in multiple installments over a maximum 20-week period. First Bank of Delaware has sole discretion regarding the terms of these loans. As of September 30, 2005, First Bank of Delaware authorized loans up to $425 with a term of 20 weeks, and the annual interest rate charged by First Bank of Delaware was 389%.
Under both bank agreements, we provide various services in connection with our marketing and servicing of the banks’ short-term consumer loans in exchange for agency fees equal to a portion of the interest charged by the banks based on loan volume. These services include advertising, application processing and collecting payments from the bank customers. We do not acquire or own any participation interest in any of the bank loans, but our agency fees are subject to reduction by the losses from uncollected bank loans. The maximum potential future payments that we could be obligated to make under the Republic Bank Agreement are the total outstanding Republic Bank loans recorded on their financial statements, which were $5.6 million as of September 30, 2005 and $10.7 million as of June 30, 2005. The maximum potential future payments that we could be obligated to make under the First Bank of Delaware Agreement are the total outstanding First Bank of Delaware loans recorded on their financial statements, which were $4.1 million as of September 30, 2005.
6. HURRICANE KATRINA
During the quarter, we recorded a pre-tax charge of $1.7 million related to losses from Hurricane Katrina. This charge included an addition to the loan loss provision and the write-off of fixed assets. At this time, 14 of our 22 company-owned stores in the greater New Orleans market remain closed.
7. ACQUISITION AGREEMENT
On September 21, 2005, we entered into an Asset Purchase Agreement with Popular Cash Express, Inc. (“PCE”), Popular Cash Express – California, Inc. (“PCEC”) and with Popular North America, Inc. (“PNA”). Pursuant to the agreement, we will purchase substantially all of PCE’s and PCEC’s assets relating to their check-cashing and related business operations which includes 111 check-cashing stores.
The purchase agreement provides that we will pay to PCE and PCEC up to $36 million for the assets, of which up to $19.4 million will be evidenced by a series of convertible promissory subordinated notes, with the remaining balance to be paid in cash. The notes will be payable on a quarterly basis and will bear interest at 3.625% per annum, and will mature on December 31, 2025 unless earlier converted by the holder, redeemed at our option or required to be repurchased at the option of the holder upon a change of control of the Company. The notes will be convertible into shares of our common stock at a conversion price of $26.77.
On October 31, 2005, we consummated the acquisition of 16 stores in Arizona and 9 stores in Texas. On November 7, 2005 we consummated the acquisition of 11 stores in Florida. We intend to stage additional closings during the second quarter of fiscal 2006 as the conditions to closing each acquired store are satisfied.
PCE and PCEC have agreed to not compete against us within a limited radius from the stores being acquired until September 21, 2010, and have also agreed to not solicit or hire any of our employees until September 21, 2006.
The closings of the transaction are subject to the satisfaction of various customary conditions, including the consent of the sellers’ existing landlords, receipt of all requisite licenses and permits from various governmental authorities, and the consent of our bank group. The agreement includes customary representations and warranties from PCE and PCEC regarding the assets being purchased by us.
8. PENDING LAWSUITS AND SETTLEMENTS
On June 1, 2005, Perseveranda Goins, Marie Aficial and Antonia Torres filed in the Superior Court of the State of California for the County of San Diego, a putative class action seeking damages and injunctive relief against us and Your Financial Resource, Inc., one of our franchisees, alleging, among other things, that we and our franchisee violated various California state law requirements with respect to the making of short-term consumer loans to the plaintiffs by, among other things, failing to make proper disclosures to the plaintiffs and assessing plaintiffs’

insufficient funds fees in excess of the statutory cap. On July 1, 2005, the defendants removed the lawsuit to the United States District Court for the Southern District of California.
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
Because these lawsuits purport to be class actions, the amount of damages for which we might be responsible is uncertain. In addition, any such amount depends upon proof of the allegations and on the number of persons who constitute the class of plaintiffs (if permitted by the court). We intend to vigorously defend ourselves against these lawsuits.
We are also involved from time to time in various other legal proceedings incidental to the conduct of our business. We believe that none of these legal proceedings, or any other threatened legal proceedings, will result in any material impact on our financial condition, results of operations and cash flows.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA
(unaudited)

	Three Months Ended
	September 30,		Year Ended June 30,
	2005	2004	2005	2004	2003
Company Operating and Statistical Data:
Company-owned stores in operation:
Beginning of period	1,142	1,026	1,026	968	1,003
Acquired	2	23	74	34	2
Opened	29	15	80	53	14
Sold	(1)	—	(6)	(5)	(23)
Closed	(9)	(9)	(32)	(24)	(28)

End of period	1,163	1,055	1,142	1,026	968
Franchised stores in operation:
Beginning of period	229	204	204	200	184
Opened	6	9	48	32	26
Acquired by ACE	(2)	(11)	(22)	(13)	(2)
Closed/Sold	(7)	—	(1)	(15)	(8)

End of period	226	202	229	204	200

Total store network	1,389	1,257	1,371	1,230	1,168

Percentage increase (decrease) in comparable store revenues from prior period: (1)
Total revenue	2.2%	7.9%	3.1%	5.0%	1.9%
Check fees including tax check fees	(0.2%)	(1.7%)	(3.8%)	4.1%	5.4%
Loan fees and interest	3.3%	20.7%	12.7%	7.8%	(4.4%)

Cash Flow Data: (in thousands)
Purchases of property and equipment, net	$3,033	$2,697	$18,951	$7,439	$4,721
Store acquisition costs:
Property and equipment	32	339	958	511	50
Intangible assets	1,276	3,510	18,429	6,403	670

Check Cashing Data:
Face amount of checks cashed (in millions)	$1,230	$1,147	$5,277	$5,103	$5,040
Face amount of average check	$372	$358	$396	$388	$383
Average fee per check	$8.95	$8.78	$9.98	$9.91	$9.65
Fees as a percentage of average check	2.41%	2.45%	2.52%	2.55%	2.52%
Number of checks cashed (in thousands)	3,310	3,204	13,325	13,151	13,148

Check Collections Data: (in thousands except percentages)
Face amount of returned checks	$9,002	$5,952	$26,914	$21,705	$24,087
Collections	7,101	4,041	20,951	13,947	16,935

Net write-offs	$1,901	$1,911	$5,963	$7,758	$7,152

Collections as a percentage of returned checks	78.9%	67.9%	77.8%	64.3%	70.3%
Net write-offs as a percentage of revenues	2.9%	3.1%	2.2%	3.1%	3.1%
Net write-offs as a percentage of the face amount of checks cashed	0.15%	0.17%	0.11%	0.15%	0.14%

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA, continued
(unaudited)
(in thousands, except averages and percents)

	Three Months Ended
	September 30,		Year Ended June 30,
	2005	2004	2005	2004	2003
Combined Short-Term Consumer Loans Operating Data:
Volume — new loans and refinances	$181,520	$159,673	$640,356	$527,723	$484,026
Average advance	$300	$283	$290	$278	$274
Average finance charge	$44.24	$44.83	$45.87	$43.71	$44.55
Number of loan transactions — new loans and refinances	563	554	2,139	1,909	1,798
Matured loan volume	$172,927	$154,565	$613,380	$516,741	$488,940
Loan fees and interest	$25,209	$23,223	$91,793	$77,029	$70,806
Loan loss provision	$8,114	$7,424	$26,941	$24,280	$22,293
Gross margin on loans	67.8%	68.0%	70.7%	68.5%	68.5%
Loan loss provision as a percent of matured loan volume	4.7%	4.8%	4.4%	4.7%	4.6%

Loans Processed for Republic Bank: (2)
Volume — new loans and refinances	$28,763	$48,454	$184,646	$159,692	$63,897
Average advance	$309	$314	$319	$296	$302
Average finance charge	$54.52	$55.37	$56.30	$52.11	$53.35
Number of loan transactions — new loans and refinances	93	154	578	541	211
Matured loan volume	$31,563	$47,299	$181,153	$157,018	$56,040
Loan fees and interest	$4,534	$7,263	$27,880	$24,036	$9,037
Provision for loan losses payable to Republic Bank	$1,557	$2,337	$8,686	$7,390	$2,932

Loans Processed for First Bank of Delaware: (3)
Volume — new loans and refinances (4)	$7,270	—	—	—	—
Average advance	$340	—	—	—	—
Average finance charge (5)	$33.79	—	—	—	—
Number of loan transactions — new loans and refinances (6)	21	—	—	—	—
Matured loan volume (7)	$11,742	—	—	—	—
Loan fees and interest	$1,901	—	—	—	—
Provision for loan losses payable to First Bank of Delaware	$609	—	—	—	—

ACE Loans:
Volume — new loans and refinances	$145,487	$111,219	$455,710	$368,031	$420,129
Average advance	$296	$269	$277	$269	$268
Average finance charge	$42.27	$39.89	$41.17	$39.40	$42.71
Number of loan transactions — new loans and refinances	449	400	1,561	1,368	1,587
Matured loan volume	$129,622	$107,266	$432,227	$359,723	$432,900
Loan fees and interest	$18,774	$15,960	$63,913	$52,993	$61,769
Loan loss provision	$5,947	$5,087	$18,255	$16,890	$19,361

ACE Loans Balance Sheet Data:
Gross loans receivable	$37,993	$30,819	$31,790	$27,663	$21,734
Less: Allowance for losses	13,221	12,021	11,003	10,616	8,734

Loans receivable, net of allowance	$24,772	$18,798	$20,787	$17,047	$13,000

Allowance for losses on loans receivable:
Beginning of period	$11,003	$10,616	$10,616	$8,734	$12,213
Provision for loan losses	5,947	5,087	18,255	16,890	19,361
Charge-offs	(3,729)	(3,833)	(18,996)	(15,295)	(23,729)
Recoveries	—	151	1,128 (8)	287	889

End of period	$13,221	$12,021	$11,003	$10,616	$8,734

Allowance as a percent of gross loans receivable	34.8%	39.0%	34.6%	38.3%	40.2%

(1)	Calculated based on changes in revenue for all company-owned stores open in both periods and open for at least 13 months.

(2)	Republic Bank loans are short-term consumer loans made by Republic Bank & Trust Company at our company-owned stores in Arkansas, Pennsylvania and Texas since January 1, 2003.

(3)	First Bank of Delaware loans are 20-week installment loans made by First Bank of Delaware at our company-owned stores in Arkansas, Pennsylvania, and Texas since August 2005.

(4)	Includes only the loan origination amount for each installment loan.

(5)	The loans processed for First Bank of Delaware are 20-week loans; the average finance charge is presented based upon the 14-day average duration of the ACE loans and the Republic Bank loans.

(6)	Includes the initial 20-week loan transaction only.

(7)	Includes maturing principal amount for each 2-week payment.

(8)	Includes the recovery of $1.2 million from the sale of previously charged-off ACE loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
     We are a leading retailer of financial services, including check cashing, short-term consumer loan and bill payment services. As of September 30, 2005, we had a total network of 1,389 stores in 37 states and the District of Columbia, consisting of 1,163 company-owned stores and 226 franchised stores. This makes us the largest owner, operator and franchisor of check cashing stores in the United States and one of the largest providers of short-term consumer loans. We focus on serving consumers, many of whom seek alternatives to traditional banking relationships, in order to gain convenient and immediate access to check cashing services and short-term loans. We seek to develop and maintain the largest network of stores in each of the markets where we operate. Our growth strategy is to open new stores, franchise stores in new and existing markets, opportunistically acquire stores, increase our customer base and introduce new services into our store network.
     Our stores offer check cashing, short-term loans and other retail financial services at competitive rates in clean settings during hours convenient for our customers. Our stores are located in highly visible, accessible locations, usually in strip shopping centers, free-standing buildings and kiosks located inside retail stores.
     For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our short-term consumer loans (“ACE Loans”), we receive interest on the loans. For the bank loans offered by Republic Bank (“Republic Bank loans”) and First Bank of Delaware (“First Bank of Delaware loans”), we receive origination and servicing fees from such bank.
     Our expenses primarily relate to the operations of our stores, including salaries and benefits for our employees, occupancy expense for our leased real estate, security expenses, returns and cash shortages, loan loss provisions, depreciation of our assets, and corporate and other expenses, including costs related to store openings and closings.
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
Critical Accounting Policies and Estimates
     The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions to determine the reported amounts of our assets, liabilities, revenues and expenses. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. The most significant estimates made by our management, which we consider critical, include our allowance for loan losses and accrued liability for loan losses payable to Republic Bank and First Bank of Delaware, valuation of goodwill, income taxes, and valuation of self-insured liabilities, because these estimates and assumptions could change materially as conditions both within and beyond our control change. Accordingly, our actual results could differ materially from our estimates. The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities.
     Allowance for Loan Losses and Accrued Liability for Loan Losses Payable to Republic Bank and First Bank of Delaware. We establish an allowance for loan losses based on our estimates of the amount of uncollectible loans in our loan portfolio. We also establish a liability for loan losses payable to Republic Bank and First Bank of Delaware based on our estimates of the amount of uncollectible loans in each bank’s loan portfolio. The loan loss allowance and liability to Republic Bank and First Bank of Delaware are considered critical because they are material, subjective, and involve estimates. We determine the required allowance and liability using information such as recent loan loss experience and economic trends and conditions. While the estimates can be affected by operations experience and regulatory changes, historically, our allowance and liability levels have remained consistent as a percentage of their respective loan portfolios.
     We regularly review our loss exposure to determine appropriate loss reserve amounts, as well as to determine strategies that could minimize our future exposure. While we believe our current allowance and liability are adequate, we could be negatively affected if we experience a higher than historical level of losses in the short-term, which would require us to increase our provision for loan losses and accrual for loan losses payable to Republic Bank and First Bank of Delaware.
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
Summary of Quarterly Results
     The first quarter of fiscal 2006 was impacted by the implementation of the revised FDIC Guidelines for payday lending effective July 1, 2005 and Hurricane Katrina.
     Overall demand for short-term consumer loans remains strong across our entire system. As a result of the revised FDIC Guidelines for payday lending, we introduced our new First Bank of Delaware 20-week installment loan product in Arkansas, Pennsylvania and Texas on August 1st. Though this product has been well-received, it has lower income potential compared to the Republic Bank loan product, and therefore impacted our results this quarter. Same store sales for loan fees in states impacted by the revised FDIC Guidelines were down approximately 13.6%, however, same store sales for loan fees in states not impacted by the revised FDIC Guidelines increased approximately 11.3%. In addition, incremental marketing and training costs of were incurred during the quarter to accomplish the timely introduction of the new First Bank of Delaware installment loan product.
     Regarding Hurricane Katrina, we operated 20 stores in markets affected by the hurricane and had another two stores under construction. As of November 4, 2005, eight of the stores have re-opened and we are continuing to evaluate our options for re-opening each of the remaining stores. During the quarter we recorded a pre-tax charge of $1.7 million related to additional loan loss provision and the write-off of fixed assets. In addition, as a result of lost revenue from the stores closed following the hurricane, the gross margin impact was approximately $250,000.
     Our fiscal 2006 first quarter total revenue was approximately $4.2 million, or 7%, higher than our fiscal 2005 first quarter total revenue. This increase resulted primarily from an approximate $2.0 million, or 9% increase in loan related revenue, an approximate $1.5 million, or 5% increase in check cashing fees, and an approximate $0.6 million, or 12%, increase in bill payment (including debit card) revenue. Our fiscal 2006 first quarter net income was approximately $2.9 million, with diluted earnings per share of $0.21, compared to our fiscal 2005 first quarter net income of approximately $5.1 million, with diluted earnings per share of $0.37.
Results of Operations
Revenue Analysis

	Three Months Ended September 30,
	2005	2004	Increase (Decrease)		2005	2004
	(in thousands)			(percent)	(percentage of revenue)
Check cashing	$29,612	$28,117	$1,495	5.3%	44.7%	45.3%
Short-term consumer loans	25,209	23,223	1,986	8.6	38.1	37.4
Bill payments	5,296	4,709	587	12.5	8.0	7.6
Money transfers	2,967	2,825	142	5.0	4.5	4.6
Money orders	1,599	1,731	(132)	(7.6)	2.4	2.8
Franchising	769	747	22	2.9	1.2	1.2
Other services	741	674	67	9.9	1.1	1.1

Total revenue	$66,193	$62,026	$4,167	6.7%	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$56.8	$58.9	($2.1)	(3.6%)

     Most of the growth in total revenue in the first quarter of fiscal 2006 from the first quarter of fiscal 2005 resulted from increases in check cashing fees, short-term consumer loan fees and interest, and bill payment services. Comparable store revenue increased by $1.2 million, or 2.2%.
     Check cashing fees in the first quarter of fiscal 2006 increased from the first quarter of fiscal 2005 as a result of the increase of 108 stores in our company-owned store network from the prior year, and a 3.9% increase in the face amount of the average check cashed.
     Loan fees and interest for the first quarter of fiscal 2006 increased by $2.0 million, or 9%, from the first quarter of fiscal 2005 due to an increase in comparable store loan fees of 3.3% and the increased number of store locations offering loan services. As of September 30, 2005, we offered loan services in 1,055 of our company-owned stores, compared to 954 of our company-owned stores as of September 30, 2004. The revised FDIC guidelines became effective July 1, 2005, and therefore, impacted our ability to provide payday loans to our customers. Effective August 1, 2005, we began marketing and servicing a longer-term (20-week) loan product offered by the First Bank of Delaware. Loan fees and interest as a percent of our total loan revenue from our ACE loan products represent 75%, from Republic Bank loans represent 18%, and from First Bank of Delaware loans represent 7% for the first quarter of fiscal 2006.
     The increase in bill payment fees in fiscal 2005 was a result of growth in revenues from our services related to prepaid debit cards. Money transfer services increased as a result of the increase in the number of stores in the ACE network. Money orders decreased due to increases in electronic bill payments and debit card payments.
     Bill payment (including debit card) revenue for the first quarter of fiscal 2006 increased from the first quarter of fiscal 2005 primarily because of the growth in revenues from our prepaid debit card services. We sold 42,000 prepaid debit cards during the first quarter of fiscal 2006, and our customers loaded $181 million on these cards during the first quarter of fiscal 2006, compared to $97 million during the same period last year, which reflects the increased acceptance and usage of these cards by our customers.
Store Expense Analysis

	Three Months Ended September 30,
	2005	2004	Increase (Decrease)		2005	2004
	(in thousands)			(percent)	(percentage of revenue)
Salaries and benefits	$17,235	$14,787	$2,448	16.6%	26.0%	23.8%
Occupancy	9,456	8,182	1,274	15.6	14.3	13.2
Provision for loan losses and doubtful accounts	8,159	7,468	691	9.3	12.3	12.0
Depreciation	2,066	1,687	379	22.5	3.1	2.7
Hurricane Katrina related expenses	1,655	—	1,655	NA	2.5	—
Other:
Armored and security	2,149	1,943	206	10.6	3.3	3.1
Returns and cash shortages	2,305	2,401	(96)	(4.0)	3.5	3.9
Information services	877	865	12	1.4	1.3	1.4
Bank charges	1,404	1,271	133	10.5	2.1	2.0
Store supplies	870	1,233	(363)	(29.4)	1.3	2.0
Telecommunications	419	603	(184)	(30.5)	0.6	1.0
Advertising and marketing	1,290	678	612	90.3	2.0	1.1
Miscellaneous	1,021	814	207	25.4	1.5	1.3

Other	10,335	9,808	527	5.4	15.6	15.8

Total store expenses	$48,906	$41,932	$6,974	16.6%	73.9%	67.6%

	Three Months Ended September 30,
	2005	2004	Increase (Decrease)		2005	2004
	(in thousands)			(percent)	(percentage of revenue)
Average per store expense	$42.4	$40.3	$2.1	5.2%
Average per store gross margin	$15.0	$19.3	(4.3)	(22.3)

Face amount of checks cashed	$1,230,000	$1,147,000

Face amount of returned checks	$9,002	$5,952
Collections	(7,101)	(4,041)

Net write-offs	$1,901	$1,911

Net write-offs as a percentage of the face amount of checks cashed (1)	0.15%	0.17%

(1)	The same percentages apply for the percentage of check cashing fee revenue associated with returned checks as a percentage of total check cashing fee revenue.
     Total store expenses increased primarily as a result of the 108 additional stores in operation and growth in the loan business.
The 10% increase in number of stores from the same period last year resulted in increases in salaries and benefits, occupancy, armored and security, information services, and depreciation. In addition to the increase in the number of stores, salaries expense increased as a result of increased training expense related to new loan product introduction, occupancy expenses increased due to higher lease rates, and depreciation expense increased as a result of the new computer roll-out to the stores during the second half of fiscal 2005 and the lease accounting change during the third quarter of fiscal 2005 which resulted in shorter leasehold depreciation lives. Provision for loan losses increased due to growth in both the ACE Loan and Republic Bank loan business, along with the introduction of the First Bank of Delaware loans effective August 1, 2005. Returned checks, net of collections, and cash shortages decreased due to continued focus on operational procedures and controls. Store supplies decreased due to improved order control processes. Telecommunications expenses decreased as a result of the utilization of national accounts. Advertising and marketing expenses increased due to specific advertising and marketing programs introduced this fiscal year to promote our loan products, including the First Bank of Delaware loan product. Miscellaneous expenses increased as a result of increased licensing expense related to the new stores and the new loan products, along with increases in insurance expense. During the quarter, we recorded a pre-tax charge of $1.7 million related to losses from Hurricane Katrina. This charge included an addition to the loan loss provision and the write-off of fixed assets. As of October 27, 2005, 14 of our 22 company-owned stores in the greater New Orleans market remain closed.
Other Expenses Analysis

	Three Months Ended September 30,
	2005	2004	Increase (Decrease)		2005	2004
	(in thousands)			(percent)	(percentage of revenue)
Region expenses	$5,918	$5,219	$699	13.4%	8.9%	8.4%
Headquarters expenses	4,830	4,681	149	3.2	7.3	7.5
Franchise expenses	278	267	11	4.1	0.4	0.4
Other depreciation and amortization	821	706	115	16.3	1.2	1.1
Interest expense, net	810	593	217	36.6	1.2	1.0
Other (income) expenses, net	(67)	172	(239)	(139.0)	(0.1)	0.3
Income taxes	1,832	3,383	(1,551)	(45.8)	2.8	5.5
     Region Expenses. Region expenses increased because of the addition of a new region and increases in salaries and benefits expense resulting from additional staffing in collections, facilities and real estate development related to supporting the growth in the number of stores.

     Headquarters Expenses. Headquarters expenses increased primarily due to increased professional services.
     Franchise Expenses. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in our ACE Franchise Group. Franchise expenses increased slightly from the first quarter last year.
     Other Depreciation and Amortization. Other depreciation and amortization expense increased due to the fixed asset additions related to the 108 additional stores compared to the same period last year.
     Interest Expense, Net. Interest expense, net, increased for the same period last year due to a higher effective interest rate.
     Other (Income) Expenses, Net. Other (income) expenses, net, decreased primarily due to the gain on the sale of a store and the reimbursement of previously recognized expenses.
     Income Taxes. A total of $1.8 million was provided for income taxes, a decrease of $1.6 million from $3.4 million in the first quarter of fiscal 2005. The provision for income taxes was calculated based on a statutory federal income tax rate of 35%, plus a provision for state income taxes. The effective income tax rate for the quarters ended September 30, 2005 and 2004 was 39% and 40%, respectively. However, the annual effective income tax rate for the fiscal year ending June 30, 2005 was 39%.
Balance Sheet Variations
     Cash and cash equivalents, money orders payable and revolving advances vary because of seasonal and day-to-day requirements resulting primarily from maintaining cash for cashing checks and making short-term consumer loans, and the receipt and remittance of cash from the sale of money orders, wire transfers and bill payments. For the three months ended September 30, 2005, cash and cash equivalents increased $14.7 million, compared to a decrease of $19.0 million, for the three months ended September 30, 2004.
     Accounts receivable, net, of $6.2 million as of September 30, 2005 increased $2.2 million from June 30, 2005 due primarily to the loan fee receivable from the First Bank of Delaware for loans we began marketing and servicing on August 1, 2005.
     Loans receivable, net, of $24.8 million as of September 30, 2005 increased $4.0 million from June 30, 2005 due to a combination of the additional number of ACE loan stores and the increase in ACE loans as a result of the state regulated loan product introduced in Texas as a result of the revised FDIC guidelines affecting payday lending services provided by Republic Bank which was effective on July 1, 2005. Effective July 1, 2005, we began offering a new loan product to Texas consumers. This new product is in addition to the current loan product offered by Republic Bank and Trust Company. This new loan product allows consumers who exceed the maximum allowable loans under the FDIC Guidance to still have access to short-term credit. Loans receivable, net, does not include any of the Republic Bank loans or First Bank of Delaware loans available through our company-owned stores in Arkansas, Pennsylvania and Texas, because we serve only as marketing and servicing agent for these banks regarding those bank loans and do not acquire or own any participation interest in any of those loans. Our agreement with Republic Bank and First Bank of Delaware provides for us to receive origination and servicing fees from these banks, though such fees are subject to reduction or offset by the losses from uncollected bank loans.
     Prepaid expenses, inventories and other current assets of $13.5 million as of September 30, 2005 decreased $0.2 million from June 30, 2005.
     Property and equipment, net, at September 30, 2005 increased $0.4 million from June 30, 2005 as a result of fixed asset additions of $2.9 million (including $0.2 million for capitalized software development), offset by depreciation expense of $2.4 million and fixed asset retirements of $0.1 million. Goodwill at September 30, 2005 increased $1.2 million from June 30, 2005 as a result of the two stores acquired during the three months ended

September 30, 2005. During the three months ended September 30, 2005, we opened 29 newly constructed stores, acquired two stores, and closed nine company-owned stores.
     Other assets at September 30, 2005 increased by $0.1 million as a result of an increase in notes receivable related to the sale of a store in July 2005.
     Revolving advances at September 30, 2005 increased by $9.7 million from June 30, 2005 due to the additional cash required to fund store operations on Friday, September 30th compared to Thursday, June 30th.
     Accounts payable, accrued liabilities and other current liabilities at September 30, 2005 increased $4.6 million from June 30, 2005, primarily because of increases in liabilities to various service providers and the accrued expenses related to the costs associated with Hurricane Katrina.
ACE Loan Portfolio
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
     An analysis of the loan loss allowance with reference to our gross loans receivable (which does not include any Republic Bank or First Bank of Delaware loans) is as follows:

	Three Months Ended
	September 30,
	2005	2004
	(in thousands)
ACE Loans:
Gross loans receivable, beginning of period	$31,790	$27,663
Originations	145,487	111,219
Repayments	(135,556)	(104,381)
Charge-offs	(3,728)	(3,833)

	Three Months Ended
	September 30,
	2005	2004
	(in thousands)
Recoveries	—	151

Gross loans receivable	37,993	30,819
Less: Allowance for losses on loans receivable	13,221	12,021

Loans receivable, net of allowance	$24,772	$18,798

Allowance for losses on loans receivable:
Beginning of period	$11,003	$10,616
Provision for loan losses	5,947	5,087
Charge-offs	(3,729)	(3,833)
Recoveries	—	151

End of period	$13,221	$12,021

Net loan charge-offs as a percent of matured loan volume(1)	2.9%	3.4%
Allowance as a percent of gross loans receivable	34.8%	39.0%

(1)	Matured loan volume represents all loans which became due and payable during the reporting period.
     All loans not paid on the due date are considered delinquent, and no additional interest accrues after loan maturity. Loans past due (non-accrual) and loans ninety days or more past due at each date presented are as follows:

	September 30,
	2005	2004
ACE Loans:
Gross loans receivables, end of period	$37,993	$30,819

Loans past due (unpaid at due date)	13,020	10,315

Percentage of gross loans receivable	34.3%	33.5%

Loans past due 90+ days	$5,514	$4,672

Percentage of gross loans receivable	14.5%	15.2%
Off-Balance Sheet Arrangement with Republic Bank and First Bank of Delaware
     We are party to marketing and servicing agreements with two banks, Republic Bank and the First Bank of Delaware. Under these agreements, we provide various services to the banks in connection with our marketing and servicing of their loans in exchange for agency fees equal to a portion of the interest charged by the banks based on loan volume. These services include advertising, application processing and collecting payments from bank customers. As of September 30, 2005, Republic Bank and First Bank of Delaware were offering loans in 428 of our company-owned stores in Arkansas, Pennsylvania and Texas. Approximately $6.4 million, or 9.7% of our total revenues in the quarter ended September 30, 2005 were fees paid to us by Republic Bank and First Bank of Delaware.
     Although we market and service these bank loans, Republic Bank and First Bank of Delaware are responsible for reviewing each loan application and determining whether such application is approved for a loan. We are not involved in the loan approval process, including with respect to determining the loan approval procedures or criteria, nor do we acquire or own any participation interest in these loans. Consequently, Republic Bank loans and First Bank of Delaware loans are not included in our loan portfolio or in our loans receivable and loans are not reflected on our balance sheet. Under our agreement, however, we are obligated to reimburse the banks by paying them an amount equal to the net amount charged off by each bank regarding their loans made in our stores. Therefore, we could be obligated to pay Republic Bank and First Bank of Delaware for loan losses in an amount up to the total outstanding amount of bank loans recorded on their financial statements, which was $5.6 million and $4.1 million as of September 30, 2005 for Republic Bank and First Bank of Delaware, respectively.
     Because of our economic exposure for losses related to the bank loans, we have established a payable to reflect our anticipated losses related to uncollected bank loans that are 180 days or more past due. We believe that the loss experience with Republic Bank and First Bank of Delaware loans will be similar to the loss experience with ACE loans because the loan products are similar in amount and credit quality. Accordingly, the payable for amounts due to Republic Bank and First Bank of Delaware for losses regarding bank loans has been established using the same methodology discussed in “- Loan Portfolio” above. We cannot assure you, however, that our estimates will be accurate, and if the Republic Bank and First Bank of Delaware loan losses are materially greater than our recorded amount payable, our financial condition could be materially adversely affected.
     An analysis of the loan loss allowance with reference to Republic Bank and First Bank of Delaware’s gross loans receivable (which are not included in our balance sheet) is as follows:

	Republic Bank		First Bank of Delaware
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Gross loans receivable, beginning of period	$10,713	9,434	$—	$—
Originations	28,763	48,454	7,270	—
Repayments	(32,223)	(46,435)	(3,148)	—
Charge-offs	(1,676)	(1,486)	—	—
Recoveries	—	19	—	—

Gross loans receivable, end of period (1)	5,577	9,986	4,122	—
Loan losses paid to banks for loans less than 180 days delinquent	4,846	4,344	399	—

Gross bank loans receivable	$10,423	$14,330	$4,521	$—

Liability for loan losses payable to banks:
Beginning of period	$4,030	$3,714	$—	$—
Provision	1,557	2,337	609	—
Charge-offs	(1,676)	(1,486)	—	—
Recoveries	—	19	—	—

End of period	$3,911	$4,584	$609	$—

Net loan charge-offs as a percent of matured loan volume (2)	5.3%	3.1%	—	—
Liability as a percent of gross bank loans receivable	37.5%	32.0%	13.5%	—

(1)	Republic Bank loans and First Bank of Delaware loans are not carried on our balance sheet.

(2)	Matured loan volume represents all loans which became due and payable during the reporting period.
     All loans not paid on the due date are considered delinquent, and no additional interest accrues after loan maturity. Bank loans past due (non-accrual) and bank loans ninety days or more past due at each date presented are as follows:

	Republic Bank		First Bank of Delaware
	September 30,		September 30,
	2005	2004	2005	2004
		(in thousands)
Gross bank loans receivables, end of period	$10,423	$14,330	$4,521	—

Loans past due (unpaid at due date)	5,471	4,981	391	—

	Republic Bank		First Bank of Delaware
	September 30,		September 30,
	2005	2004	2005	2004
		(in thousands)
Percentage of gross loans receivable	52.5%	34.8%	8.6%	—

Loans past due 90+ days	2,876	2,079	—	—

Percentage of gross loans receivable	27.6%	14.5%	—	—
Loan Collection Trends
     We evaluate our loan collection trends on a combined loan portfolio basis. The schedule below indicates the progression of receipts or collections of each “quarterly portfolio” of loans, consisting of ACE loans, Republic Bank loans, and First Bank of Delaware loans. In this case, a “quarterly portfolio” is all of the ACE loans, Republic Bank loans, and First Bank of Delaware loans that matured in a particular fiscal quarter. We can track the payment rates at different points of time for each quarterly portfolio.
     We have established the following collection targets regarding each quarterly portfolio for fiscal 2006:
•	Receive or collect 91.5% (or 93.0% in our third fiscal quarter) of the total volume, or principal amount of loans, by the end of the current quarter.

•	Receive or collect a cumulative 93.2% (or 94.8% in our third fiscal quarter) by 90 days out.

•	Receive or collect a cumulative 94.8% (or 95.7% in our third fiscal quarter) by 180 days out.
     Loans are charged-off when they become delinquent for 180 days. The assumed higher rate of payment in our third fiscal quarter is a result of improved collections during the annual tax season because of the borrowers’ receipt of tax refunds.
Collection Progression for Quarterly Loan Portfolios

	Collection Percentage
		Actual
Days Following Quarter	Target	Fiscal 2006	Fiscal 2005	Fiscal 2004
	First Quarter

30	91.5%	92.1%	92.6%	92.7%
90	93.2%		94.3%	94.9%
180	94.8%		94.6%	95.1%

	Second Quarter

30	91.5%		93.1%	93.8%
90	93.2%		95.4%	95.7%
180	94.8%		95.8%	95.8%

	Third Quarter

30	93.0%		94.7%	94.7%
90	94.8%		96.1%	96.0%
180	95.7%		96.5%	96.1%

	Fourth Quarter

30	91.5%		92.7%	93.2%
90	93.2%		94.4%	94.6%
180	94.8%			94.9%

Liquidity and Capital Resources
Cash Flows from Operating Activities
     During the three months ended September 30, 2005 and 2004, net cash provided by operating activities was $8.5 million and $4.4 million, respectively. The increase in cash flows from operating activities resulted from timing of remittances to product or service providers, such as Republic Bank, MoneyGram Payment Systems, Inc., and Travelers Express Company Inc., offset by growth in loans receivable.
Cash Flows from Investing Activities
     During the three months ended September 30, 2005 and 2004, net cash used by investing activities was $4.3 million and $6.5 million, respectively. We used $2.9 million and $2.7 million during the three months ended September 30, 2005 and 2004, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Expenditures related to store acquisitions were $1.3 million and $3.8 million for the three months ended September 30, 2005 and 2004, respectively.
Cash Flows from Financing Activities
     Net cash provided by financing activities for the three months ended September 30, 2005 was $10.6 million and net cash used by financing activities for the three months ended September 30, 2004 was $16.8 million. Our revolving advance balance increased from June 30, 2005 due to the additional cash required to fund store operations on Friday, September 30th compared to Thursday, June 30th. Gross borrowings related to store acquisition notes payable were $0.6 million. Proceeds from the exercise of restricted stock and stock options were $0.3 million for fiscal 2005, compared to $0.8 million for fiscal 2004.
Certain Contractual Cash Commitments
     The table below summarizes our cash obligations for certain leases and acquisition notes payable outstanding as of September 30, 2005:

		Payments Due by June 30,
					2009 and
	Total	2006	2007	2008	thereafter
		(in thousands)
Operating leases	$63,683	$18,876	$20,157	$13,425	$11,225
Acquisition notes payable	860	238	337	272	13

Total	$64,543	$19,114	$20,494	$13,697	$11,238

     As part of our growth strategy, we intend to open new stores in existing and new markets. During the first quarter of fiscal 2006, we opened 29 company-owned stores, including 11 ACE Cash Advance stores. We expect to open a total of approximately 50 to 60 new ACE Cash Express stores and 50 to 60 new ACE Cash Advance stores, resulting in a net gain of approximately 70 to 100 company-owned stores, in fiscal 2006.
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
     The capital cost of opening an ACE Cash Advance store is typically in the range of $35,000 to $45,000, and includes leasehold improvements, signage, computer equipment and security systems. A mature ACE Cash Advance store requires working capital of $70,000 to $100,000.

     For the quarter ended September 30, 2005, we spent $2.9 million on capital expenditures. Our total capital expenditures, excluding acquisitions, are anticipated to be approximately $15 million during our fiscal year ending June 30, 2006, in connection with the opening new stores, the relocation or remodeling of certain existing stores, maintenance, and ongoing upgrades of our information system. The actual amount of capital expenditures will depend in part on the number of new stores opened, the number of stores acquired, and the number of existing stores that are relocated or remodeled. We believe that our existing resources, anticipated cash flows from operations, and credit facilities will be sufficient to finance our anticipated capital expenditures and operational requirements during fiscal 2006. The 50 to 60 ACE Cash Express stores and the 50 to 60 ACE Cash Advance stores, after closings and dispositions, will require approximately $10.0 million of working capital to fund operating cash and additions to our loan portfolio
Credit Facilities
     Our credit facilities are provided under a First Amended and Restated Credit Agreement with a syndicate of banks led by Wells Fargo Bank, National Association, as administrative agent for itself and the other lenders thereunder. The credit agreement provides two revolving line-of-credit facilities that expire June 30, 2008:
•	a $140 million primary revolving credit facility that is available throughout the four-year term; and

•	a $60 million seasonal revolving credit facility that is available during each calendar-year-end holiday and tax season (i.e., December 15 through March 15) during the four-year term.
The outstanding balance as of September 30, 2005 was $53.0 million, with an available balance on the primary revolving credit facility of $87.0 million. The seasonal revolving credit facility of $60 million is only available during tax season.
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
     We selected the third alternative described above as the annual interest rate for our borrowings under the credit agreement, and as of September 30, 2005, that interest rate was 6.125% (calculated using LIBOR plus 2.25%).

Upon an event of default under the credit agreement, the applicable annual interest rate is increased by three hundred basis points.
     Interest on the outstanding principal amount borrowed under the credit agreement is payable monthly. The outstanding principal amount borrowed and all interest accrued under the primary revolving line-of-credit facility is payable on June 30, 2008. The outstanding principal amount and all interest accrued under the seasonal revolving line-of-credit facility is payable on March 15 of each year. At the end of each fiscal quarter, beginning September 30, 2004, we must pay the lenders a commitment fee equal to 0.5% per annum of the average daily unused portion of the credit available under the credit agreement (which is the unused portion of the $140 million throughout the year and the unused portion of the $60 million seasonal facility from December 15 through March 15 each year). We must also pay Wells Fargo Bank an annual agency fee of $60,000 in advance on each July 30. We paid $1.2 million in arrangement fees and up-front fees relating to the credit agreement. We may (a) at any time reduce, in whole or in part (in $5 million increments), the available amount of the credit facilities provided in the credit agreement and (b) subject to certain conditions, prepay, in whole or in part, the revolving credit facilities provided by the credit agreement without penalty or premium.
     The credit agreement may be terminated before the stated expiration or maturity date of the revolving credit facilities — requiring all unpaid principal and accrued interest to be paid to the lenders — upon any “event of default” as defined in the credit agreement. The events of default in the credit agreement include (a) nonpayment of amounts due under the credit agreement, (b) the failure to observe or perform covenants set forth in the credit agreement and in the documents ancillary thereto that are not cured, (c) a change in control of us, and (d) any event or circumstance that has a material adverse effect on the collateral secured under the credit agreement or on our business, assets, liabilities, condition (financial or otherwise), or prospects.
     We are subject to various restrictive covenants stated in the credit agreement. Those restrictive covenants, which are typical of those found in credit agreements of these types, include restrictions on the incurrence of indebtedness from other sources, restrictions on advances to or investments in other persons or entities, restrictions on the payment of dividends to shareholders and on the repurchase of shares, and the requirement that various financial ratios be maintained. Certain of the covenants in the credit agreement require us:
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
     As of September 30, 2005, we were in compliance with all of our covenants under our credit agreement.
     The payment and performance of our obligations under the credit agreement and the documents ancillary thereto are secured by liens on all or substantially all of our and its subsidiaries’ (other than Ace Funding, LLC’s) assets. All of our subsidiaries (other than Ace Funding, LLC) guaranteed our obligations under the credit agreement. The collateral arrangements entered into by us and our guarantor subsidiaries are substantially similar for each of Wells

Fargo Bank, as administrative agent for the lenders, and Travelers Express Company, Inc., which has a subordinate lien to secure the payment and performance of our obligations under the money order agreement and under the MoneyGram Agreement. We are party to a First Amended and Restated Intercreditor Agreement dated as of July 30, 2004 that includes agreements regarding the priority of distributions to the lenders and Travelers Express upon foreclosure and liquidation of the collateral subject to the security agreements executed by us and our guarantor subsidiaries and certain other intercreditor arrangements.
Swap Agreements
     To reduce our risk of greater interest expense because of interest-rate fluctuations, we enter into interest-rate swap agreements from time to time, which effectively convert a portion of our floating-rate interest obligations to fixed-rate interest obligations.
     On April 23, 2003, we entered into an interest-rate swap agreement with JP Morgan Chase Bank, regarding a notional amount of $60 million, associated with the revolving advance facility under our bank credit agreement, to be effective until March 31, 2006. On May 31, 2004, the notional amount was reduced from $60 million to $30 million and increased to $45 million on January 1, 2005. On April 29, 2005, the interest-rate swap agreement was amended to reduce the notional amount to $35 million and extend the effective date from March 31, 2006 to September 29, 2006. The fixed rate effective on September 30, 2005, prior to adding the applicable margin, was 3.925%.
     During the three months ended September 30, 2005, we purchased an additional swap instrument from Wells Fargo Bank associated with our revolving advance facility under our bank credit agreement with a notional amount of $30 million, which will be effective from September 29, 2006 until September 28, 2007. The fixed rate effective for the term of the agreement, prior to adding the applicable margin, will be 4.46%.
Stock Repurchase Program
     In May 2005, our board of directors established a program authorizing up to $20 million for the repurchase of shares of our common stock in the open market or negotiated transactions. As of September 30, 2005, no shares have been repurchased. The repurchase program does not have an expiration date, but will terminate when we have made all of the authorized repurchases or earlier by our board of directors.
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
     Our business requires significant amounts of cash for services and inventory. Much of that cash is obtained through borrowing. Therefore, we have, and we expect to have, a significant amount of outstanding debt and may incur additional debt in the future as we seek to expand our business. As of September 30, 2005, our short-term debt was $53.0 million, and we had no material long-term debt.
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
     A significant portion of our revenues is based on loan interest and fees from short-term consumer loans, also known as payday loans, that we offer in our company-owned stores. Short-term consumer loans have come under increased scrutiny and regulation in recent years. Legislation has been introduced in the United States Congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that may prohibit or severely restrict short-term consumer loans. For example, in December 2002, we ceased offering short-term consumer loans at our stores in Alabama, Georgia and North Carolina as a result of laws enacted restricting short-term consumer loans in those states. As a result of more recently enacted laws in Alabama permitting short-term consumer loans, we resumed offering short-term consumer loans at our company-owned store in that state in July 2004. We intend to continue, with others in the short-term consumer loan industry, to inform and educate legislators and to oppose legislative or regulatory action that may prohibit or severely restrict short-term consumer loans. Nevertheless, if legislative or regulatory action with that effect were taken on the federal level or in states in which we have a significant number of stores, that action may have a material adverse effect on our loan-related activities and revenues. Moreover, similar action by states in which we are not currently offering short-term consumer loans could result in us having fewer opportunities to pursue our growth strategy.
     In 2002, the Office of the Comptroller of the Currency, which supervises national banks, took action to effectively prohibit certain national banks from offering and making short-term consumer loans because of the agency’s view that they posed various risks to those banks. As a result, we discontinued offering Goleta loans in our stores on December 31, 2002.
     In addition, Republic Bank & Trust Company, a Kentucky state-chartered bank, and First Bank of Delaware, a Delaware state-chartered bank, for each of which we act as marketer and servicer of their loans, are subject to federal and state banking regulations. The States of Kentucky and Delaware are the primary regulators for Republic Bank and First Bank of Delaware, respectively, and the Federal Deposit Insurance Corporation, or FDIC, is the back-up federal regulator of each bank. In July 2003, the FDIC issued guidelines governing permissible arrangements between a state-chartered bank and a marketer and servicer of its short-term loans in July 2003, and issued revised guidelines in March 2005. The guidelines apply to our marketing and servicing agreements with Republic Bank, for which we market and service a shorter-term (currently 14-day), single-installment loan, and First Bank of Delaware, for which we market and service a longer-term (currently 20-week), multi-installment loan, regarding the offering of each such bank’s loans at our stores in Arkansas, Pennsylvania and Texas. The guidelines describe the FDIC’s expectations for a bank’s prudent risk-management practices regarding payday loan marketing and servicing relationships. They address bank capital requirements, allowances for loan losses and loan classifications as well as income recognition, collection-recovery practices and compliance with consumer protection laws when a bank engages in payday lending.
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
     Republic Bank and First Bank of Delaware are also subject to FDIC inspection and authority, and as a result of our marketing and servicing activities, we too are subject to such inspection and authority. We cannot assure you that the regulatory scheme affecting Republic Bank or First Bank of Delaware, or FDIC inspection or authority with respect to Republic Bank, First Bank of Delaware or us, will not negatively impact our operations.
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
     We maintain an allowance for loan losses at levels to cover the anticipated losses in the collection of the portfolio of loans that we make. We determine our allowance for loan losses based upon a review of historical loan losses and the loan portfolio. Our allowance for loan losses is periodically reviewed by our management. For the three months ended September 30, 2005, our loan loss provision was $5.9 million, and we charged-off $3.7 million related to our loans. Our loan loss provision, however, is an estimate, and if actual loan losses are materially greater than our loan loss provision, our financial condition could be materially adversely affected.

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
     As of September 30, 2005, Republic Bank’s financial statements reflect a total outstanding amount of $5.6 million for Republic Bank loans and First Bank of Delaware’s financial statements reflect a total outstanding amount of $4.1 million for First Bank of Delaware loans. These amounts are not included on our balance sheet. For the three months ended September 30, 2005, we provided a payable of approximately $1.6 million for losses on Republic Bank loans and charged-off $1.7 million related to Republic Bank loans, and provided a payable of approximately $0.6 million for losses on First Bank of Delaware loans and charged-off no amounts since we only began marketing and servicing First Bank of Delaware loans on August 1, 2005. The balance of the liability for Republic Bank loan losses reported in accrued liabilities as of September 30, 2005 was $3.9 million. The balance of the liability for First Bank of Delaware loan losses reported in accrued liabilities as of September 30, 2005 was $0.6 million. The payables to Republic Bank and First Bank of Delaware are however, estimates. If actual loan losses are materially greater than our recorded amount payable to either of these banks, our financial condition could be materially adversely affected.
A significant portion of our consumer lending business is derived from our relationships with Republic Bank and First Bank of Delaware, and a loss of either relationship could adversely affect our liquidity and profits.
Under our marketing and servicing agreements with each of Republic Bank and First Bank of Delaware, we provide various services to such banks in connection with our marketing and servicing of their loans in exchange for which we receive a portion of the interest, and in the case of First Bank of Delaware, a portion of certain other fees, collected from borrowers. As of September 30, 2005, each of Republic Bank and First Bank of Delaware was offering its loans in 428 of our company-owned stores in Texas, Pennsylvania and Arkansas. Approximately 10% of our total revenues in the three months ended September 30, 2005 was derived from agency fees paid to us by Republic Bank and First Bank of Delaware.
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
     Our agreements with Republic Bank and First Bank of Delaware provide for us to market and service loans offered by each bank at our company-owned stores in Texas, Pennsylvania and Arkansas. Each bank is responsible for reviewing each respective loan application and determining whether such application is approved for a loan. We are not involved in the loan approval process, including with respect to determining the loan approval procedures or criteria. However, under each of our agreements with Republic Bank and First Bank of Delaware, we are required to reimburse the bank for loan losses. If either bank’s loan approval process is flawed and an increased number of loans that are made are uncollected, our results of operations could be materially adversely affected.
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
     As of September 30, 2005, our principal shareholders, directors and executive officers, and entities affiliated with them, owned approximately 15% of the outstanding shares of our common stock. As a result, these shareholders, if acting together, are able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium of their common stock as a party of a sale of our company and might ultimately affect the market price of our common stock.
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
The fair value of our existing interest-rate swaps was an asset of $125,000 as of September 30, 2005. The associated underlying debt has equaled or exceeded the notional amount for each swap throughout the existence of the swap, and we anticipate that it will continue to do so. Each existing swap is based on the same index as, and repriced on a consistent basis with its corresponding underlying debt.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Putative Class Actions
On June 1, 2005, Perseveranda Goins, Marie Aficial and Antonia Torres filed in the Superior Court of the State of California for the County of San Diego, a putative class action seeking damages and injunctive relief against us and Your Financial Resource, Inc., one of our franchisees, alleging, among other things, that we and our franchisee violated various California state law requirements with respect to the making of short-term consumer loans to the plaintiffs by, among other things, failing to make proper disclosures to the plaintiffs and assessing plaintiffs’ insufficient funds fees in excess of the statutory maximum. On July 1, 2005, the defendants removed the lawsuit to the United States District Court for the Southern District of California.
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
Because these lawsuits purport to be class actions, the amount of damages for which we might be responsible is uncertain. In addition, any such amount depends upon proof of the allegations and on the number of persons who constitute the class of plaintiffs (if permitted by the court). While no assessment of outcome can be made at this time, we intend to vigorously defend ourselves against these lawsuits.

Other Incidental Proceedings
We are also involved from time to time in various legal proceedings incidental to the conduct of our business. We believe that none of these incidental legal proceedings, or any other threatened legal proceedings, will result in any material impact on our financial condition, results of operations and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth information regarding our repurchases of shares of common stock during the quarter ended September 30, 2005:

			Total Number	Maximum
			of Shares	Approximate
			Purchased as	Dollar Value of
	Total		Part of Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
	Purchased	Per Share	Programs	or Programs
Period	(1)	(1)	(2)	(2)
July 1 — July 31	—	—	—	$20,000,000
August 1 — August 31	—	—	—	$20,000,000
September 1 — September 30	625	$0.01	—	$20,000,000

Total	625	$0.01	—	$20,000,000

(1)	All of these shares were issued as restricted stock under our 1997 Stock Incentive Plan, and upon forfeiture, we privately repurchased them from the grantees of the restricted stock for the per share amount (par value) paid by them. These repurchases were not made as part of our publicly announced repurchase program.

(2)	Our board has established a new program authorizing up to $20 million for the repurchase of shares of our common stock. As of September 30, 2005, no shares have been repurchased. The repurchase program does not have an expiration date, but will terminate when we have made all of the authorized repurchases or earlier by our board of directors.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

Exhibit Number	Exhibit
10.1	Asset Purchase Agreement dated September 30, 2005, between the Company and Popular Cash Express, Inc.

10.2	Form of Convertible Promissory Note issuable to Popular Cash Express, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE CASH EXPRESS, INC.

November 7, 2005	By:	/s/ WILLIAM S. MCCALMONT

William S. McCalmont Executive Vice President and Chief Financial Officer (Duly authorized officer and principal financial officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit
10.1	Asset Purchase Agreement dated September 30, 2005, between the Company and Popular Cash Express, Inc.

10.2	Form of Convertible Promissory Note issuable to Popular Cash Express, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.