Form 10-Q
period 2005-12-31
ACE CASH EXPRESS INC/TX
filed 2006-01-27
CIK 849116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of January 25, 2006
Common Stock, $.01 par value	13,855,968 shares

ACE CASH EXPRESS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	June 30,
	2005	2005
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$178,599	$109,430
Accounts receivable, net	7,236	3,969
Loans receivable, net	26,473	20,787
Prepaid expenses, inventories and other current assets	14,793	13,685

Total Current Assets	227,101	147,871

Noncurrent Assets
Property and equipment, net	41,542	37,657
Covenants not to compete, net	2,570	1,668
Goodwill	132,504	98,702
Other assets	8,079	6,723

Total Assets	$411,796	$292,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Revolving advances	$111,300	$43,300
Accounts payable, accrued liabilities and other current liabilities	48,566	36,117
Money orders payable	14,364	4,867

Total Current Liabilities	174,230	84,284

Noncurrent Liabilities
Deferred income tax	3,731	4,302
Deferred revenue	3,602	3,271
Convertible notes payable	19,400	—
Other liabilities	4,353	4,079

Total Liabilities	205,316	95,936

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 14,069,368 and 13,912,045 shares issued and 13,857,968 and 13,700,645 shares outstanding, respectively	139	137
Additional paid-in capital	106,558	103,544
Retained earnings	106,705	98,836
Accumulated comprehensive income (loss)	138	(56)
Treasury stock, at cost, 211,400 shares	(2,707)	(2,707)
Unearned compensation – restricted stock	(4,353)	(3,069)

Total Shareholders’ Equity	206,480	196,685

Total Liabilities and Shareholders’ Equity	$411,796	$292,621

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Revenues	$72,264	$64,747	$138,457	$126,773

Store expenses:
Salaries and benefits	18,019	15,767	35,254	30,554
Occupancy	9,967	8,378	19,423	16,560
Provision for loan losses and doubtful accounts	9,462	6,994	17,621	14,462
Depreciation	2,159	1,771	4,225	3,458
Hurricane Katrina related expenses	—	—	1,655	—
Other	10,238	9,565	20,573	19,373

Total store expenses	49,845	42,475	98,751	84,407

Gross margin	22,419	22,272	39,706	42,366

Region expenses	6,107	5,806	12,025	11,025
Headquarters expenses	5,577	5,065	10,407	9,746
Franchise expenses	301	321	579	588
Other depreciation and amortization	889	679	1,710	1,385
Interest expense, net	1,236	794	2,046	1,387
Other (income) expense, net	103	(106)	36	66

Income before income taxes	8,206	9,713	12,903	18,169
Provision for income taxes	3,202	3,885	5,034	7,268

Net income	$5,004	$5,828	$7,869	$10,901

Earnings per share:
Basic	$0.37	$0.43	$0.58	$0.81
Diluted	$0.36	$0.42	$0.57	$0.78

Weighted average number of common shares outstanding:
Basic	13,521	13,465	13,495	13,414
Diluted	14,096	13,973	13,964	13,910
The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income	$7,869	$10,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,935	4,843
Provision for loan losses	17,531	14,403
Provision for doubtful accounts	96	65
Non-cash expenses related to Hurricane Katrina	1,536	—
Loss on disposal of property and equipment	498	1,064
Deferred revenue	(1,420)	(1,176)
Deferred income taxes	(571)	—
Stock option expense	284	—
Compensation on restricted stock grants	837	686
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,364)	415
Loans receivable	(17,967)	(13,953)
Prepaid expenses, inventories and other current assets	(1,038)	(1,117)
Other assets	(731)	(2,746)
Accounts payable, accrued liabilities and other liabilities	7,350	(2,304)
Money orders payable	9,496	2,637

Net cash provided by operating activities	26,341	13,718

Cash flows from investing activities:
Purchases of property and equipment, net	(7,539)	(6,438)
Store acquisition purchase price, net of cash received and convertible notes issued	(18,675)	(7,169)

Net cash used by investing activities	(26,214)	(13,607)

Cash flows from financing activities:
Net increase in revolving advances	68,000	10,307
Gross borrowings of acquisition notes payable	550	—
Gross repayments of acquisition notes payable	(114)	(36)
Tax benefit from stock options	18	—
Proceeds from stock options exercised and restricted stock granted	588	1,604

Net cash provided by financing activities	69,042	11,875

Net increase in cash and cash equivalents	69,169	11,986
Cash and cash equivalents, beginning of period	109,430	123,041

Cash and cash equivalents, end of period	$178,599	$135,027

Supplemental disclosures of cash flows information:
Interest paid	$1,129	$1,445
Income taxes paid	3,948	2,471

Non-cash investing activities:
Issuance of convertible notes	$19,400	—
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
Revenue Recognition Policy
All of our store transactions are processed through our point-of-sale system. Approximately 95% of our revenue results from transactions at the point-of-sale with our customers, and approximately 60% of our revenue is effectively recognized when the transaction is completed at the point-of-sale. These transactions include check cashing, bill payment, money transfer, money order sales, and other miscellaneous products and services grouped in “other fees.” The full amount of the check fee is recognized as revenue at the time of the transaction with no allowance for anticipated returned checks. We act in an agency capacity regarding bill payment services, money transfers, and money orders offered and sold at our stores. We record the net amount retained as revenue because the supplier is the primary obligor in the arrangement, the amount we earn per transaction is fixed, and the supplier has the ultimate credit risk.
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
Store Acquisition Accounting
The purchase price is allocated to individual tangible assets acquired, intangible assets acquired arising from contractual or legal rights, and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the cost of acquired assets over the net amounts assigned to assets acquired and liabilities assumed is recognized as goodwill. Any costs, including “out-of-pocket” or incremental costs directly related to the acquisition, such as fees paid to outside consultants for accounting, legal, or engineering investigations or for appraisals, are included in the cost of the acquired assets.
Capitalization of Certain Development Costs
Effective July 1, 2005, we began capitalizing certain internal costs directly associated with the site selection, design, and construction of new stores. These costs are recorded as part of leasehold improvements and are depreciated over the shorter of 120 months or the lease term. During the three and six months ended December 31, 2005, we capitalized $60,000 and $113,000, respectively.
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
Earnings Per Share Disclosures
Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, excluding unvested restricted stock, during the reporting period. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding after adjusting for the potential dilutive effect of stock options, restricted stock, unamortized compensation expense, and convertible notes payable. The computations for basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(in thousands)
Net income	$5,004	$5,828	$7,869	$10,901
Interest expense on convertible notes payable, net of tax benefit	45	—	45	—

Net income — diluted	$5,049	$5,828	$7,914	$10,901

Weighted average number of common shares outstanding:
Basic	13,521	13,465	13,495	13,414
Effect of dilutive securities:
Stock options and restricted stock	281	508	322	496
Convertible notes payable	294	—	147	—

Diluted	14,096	13,973	13,964	13,910

Earnings per share:
Basic	$0.37	$0.43	$0.58	$0.81
Diluted	$0.36	$0.42	$0.57	$0.78

The following table presents the options to purchase shares of common stock which were not included in the computation of diluted earnings per share for the three and six months ended December 31, 2005 and 2004 because the exercise prices of those options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(in thousands)
Options not included in the computation of earnings per share	149	11	149	23
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
Stock Incentive Plans
We sponsor an employee stock incentive plan and two non-employee director stock incentive plans, all of which permit the grant of stock options and restricted stock. Restricted stock are shares of our common stock that cannot be transferred by the holder until its restrictions are lifted, usually in accordance with a vesting schedule of three to five years from the date of grant.
Adoption of SFAS 123(R)
Until June 30, 2005, we accounted for our stock incentive plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Therefore, we reflected only restricted stock expense in our reported net income, because all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective July 1, 2005, we adopted SFAS No. 123R, “Share Based Payment,” which requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period. We used the modified-prospective-transition method. Under this transition method, stock-based compensation cost recognized in the period ended December 31, 2005 includes: (a) compensation cost for all unvested stock-based awards as of July 1, 2005 that were granted prior to July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
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
Outstanding non-employee director options are generally exercisable annually in installments over a three-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire five years after the date of grant. Restricted stock cannot be transferred by the holder until its restrictions are lifted, usually in accordance with a vesting schedule of three years from the date of grant. Restricted stock is expensed based on the fair market value on the grant date. The 1995 non-employee director stock incentive plan expired on March 26, 2005, however, any outstanding stock options or restricted stock expire five years from the date of grant. At the annual shareholders’ meeting held on November 11, 2005, shareholders approved the 2005 non-employee directors stock incentive plan. The Board of Directors had adopted the plan on August 23, 2005, subject to shareholder approval. A total of 200,000 shares of common stock were reserved for grant or issuance as incentive compensation to our non-employee directors under the new plan.
As a result of adopting SFAS 123(R) on July 1, 2005, the Company’s income before income taxes for the three months and six months ended December 31, 2005, respectively, was $0.2 million and $0.3 million lower than if it had continued to account for share-based compensation under APB 25.
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
Fair Value— The weighted average fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended December 31, 2005 and 2004:

	Three Months Ended		Three Months Ended
	September 30,		December 31,
	2005	2004	2005	2004
Expected volatility	44%	46%	42%	46%
Expected life (years)	4.0	4.4	4.0	4.2
Risk-free interest rate	4.0%	3.9%	4.4%	3.6%
Expected forfeitures	7.3%	3.9%	7.2%	3.2%
Expected dividends	None	None	None	None
The weighted average fair value of each non-employee director option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during each of the three months ended December 31, 2005 and 2004:

	Three Months Ended		Three Months Ended
	September 30,		December 31,
	2005	2004	2005	2004
Expected volatility	44%	46%	42%	46%
Expected life (years)	4.7	4.7	4.7	4.2
Risk-free interest rate	4.0%	3.9%	4.4%	3.6%
Expected forfeitures	None	None	None	None
Expected dividends	None	None	None	None

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in its statement of cash flows. In accordance with guidance in SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the three and six months ended December 31, 2005, respectively, the Company recorded $6,000 and $18,000 of excess tax benefits as a financing cash inflow.
The following table illustrates the stock options granted during the three and six months ended December 31, 2005, and stock option expense reported in net income and recognized in accordance with SFAS No. 123R for the employee stock incentive plan and the non-employee director stock incentive plans for the three and six months ended December 31, 2005:

	Three Months Ended	Six Months Ended
	December 31, 2005	December 31, 2005
Number of shares of stock options granted:
Employee stock incentive plan	35,350	37,850
1995 non-employee stock incentive plan	—	—
2005 non-employee stock incentive plan	11,250	11,250

	46,600	49,100

Total stock-based compensation expense determined under fair value based methods for all stock option awards:
Employee stock incentive plan	$128,865	$235,869
1995 non-employee stock incentive plan	25,494	35,584
2005 non-employee stock incentive plan	12,756	12,756

	$167,115	$284,209

Pro-forma Disclosures
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123R to stock-based employee compensation for the prior period presented:

	Three Months Ended	Six Months Ended
	December 31, 2004	December 31, 2004
	(in thousands, except per share amounts)
Net income, as reported	$5,828	$10,901

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock option awards, net of related tax effects	(133)	(712)

Deduct: Total stock-based non-employee director compensation expense determined under fair value based methods for all stock option awards, net of related tax effects	(46)	(70)

Pro forma net income	$5,649	$10,119

Earnings per share:
Basic — as reported	$0.43	$0.81
Basic — pro forma	$0.42	$0.75

Diluted — as reported	$0.42	$0.78
Diluted — pro forma	$0.40	$0.73

Restricted Stock Grants
The following table presents restricted stock granted and forfeited under the employee stock incentive plan and the non-employee director stock incentive plans, and the stock-based compensation cost reflected in our reported net income for the three and six months ended December 31, 2005 and 2004:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Number of shares of restricted stock granted:
Employee stock incentive plan	82,150	11,200	90,650	70,650
Non-employee stock incentive plans	15,030	10,500	15,030	10,500

	97,180	21,700	105,680	81,150

Number of shares of restricted stock forfeited:
Employee stock incentive plan	(2,438)	(3,226)	(3,063)	(3,714)
Non-employee stock incentive plans	—	—	—	—

	(2,438)	(3,226)	(3,063)	(3,714)

Stock-based compensation expense for restricted stock grants:
Employee stock incentive plan	$493,524	$239,000	$741,975	$649,000
Non-employee director stock incentive plans	52,720	24,000	95,052	37,000

	$546,244	$263,000	$837,027	$686,000

Grants of Restricted Stock to Certain Senior Executives
On December 16, 2005, 102,000 shares of restricted stock were granted to certain senior executives under our employee stock incentive plan. These grants are intended to encourage focus on long-term performance, and as such, these shares vest only upon the achievement of specified performance goals within corresponding multi-year performance periods and in significant part, the officer’s continued service to the Company for up to two additional years after any of the performance goals has been achieved. The performance goals are amounts of 12 consecutive months trailing diluted earnings per share of ACE Common Stock within corresponding performance periods ranging from two years to five years. Of the total number of shares granted to each senior executive:
•	10% may vest if the first performance goal is achieved by the end of our fiscal year ending June 30, 2007;

•	15% may vest if the second performance goal, which is higher than the first performance goal, is achieved by the end of our fiscal year ending June 30, 2008;

•	25% may vest if the third performance goal, which is higher than the second performance goal, is achieved by the end of our fiscal year ending June 30, 2009; and

•	50% may vest if the fourth performance goal, which is higher than the third performance goal, is achieved by the end of our fiscal year ending June 30, 2010.
If any of the first three performance goals is achieved within the corresponding performance period, then one-third of the shares that may vest upon the achievement of that goal will be deemed vested immediately, one-third will vest on the first anniversary of that date, and the remaining shares will vest on the second anniversary of that date. If the fourth performance goal is achieved within the fourth performance period, then one-half of the shares that may vest upon the achievement of that goal will vest immediately, and the remaining shares will vest on the first anniversary of that date. The vesting of each group of shares is separate, and not cumulative. If the first performance goal is not achieved within the first performance period, but the second performance goal is achieved within the second performance period, then only the shares subject to the second performance goal would vest, and those subject to the first performance goal would be forfeited. Of each group of shares, all unvested shares (if any) held by each of the senior executives will be forfeited and returned to us upon the expiration of the corresponding performance period or upon cessation of employment with the Company (whether before or after the corresponding performance goal has been achieved).
Since the probable timing of attainment of these goals has not been determined, and the expense associated with this grant would be immaterial for the periods reported, these grants have been excluded from the amounts reported above.
Summary of Stock Option and Restricted Stock Activity
The Company issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for our stock incentive plans:

		Outstanding
		Stock	Restricted	Available
	Reserved	Options	Stock	for Grant
Employee Stock Incentive Plan:
Shares at June 30, 2005	1,285,984	627,570	247,080	411,334
Granted	—	37,850	90,650	(128,500)
Exercised	(33,456)	(33,456)	—	—
Restrictions lapsed	(43,235)	—	(43,235)	—
Canceled	—	(1,123)	(3,063)	4,186

Shares at December 31, 2005	1,209,293	630,841	291,432	287,020

1995 Non-Employee Director Stock Incentive Plan:
Shares at June 30, 2005	111,836	93,751	18,085	—
Granted	—	—	—	—
Exercised	(21,250)	(21,250)	—	—
Restrictions lapsed	(6,996)	—	(6,996)	—
Canceled	—	—	—	—

Shares at December 31, 2005	83,590	72,501	11,089	—

2005 Non-Employee Director Stock Incentive Plan:
Shares at June 30, 2005	—	—	—	—
Plan approved	200,000	—	—	200,000
Granted	—	11,250	15,030	(26,280)
Exercised	—	—	—	—
Restrictions lapsed	—	—	—	—
Canceled	—	—	—	—

Shares at December 31, 2005	200,000	11,250	15,030	173,720

2. OPERATING SEGMENTS
Our reportable segments are strategic business units that differentiate between company-owned and franchised stores. Company-owned store revenue is generated from store customer-transaction processing, and franchised store revenue is generated from the franchise fees charged for opening the store and on-going royalty fees. Segment information for the three months and six months ended December 31, 2005 and 2004 was as follows:

	Company-
	owned	Franchised	Other	Total
		(in thousands)
Three months ended December 31, 2005:
Revenue	$71,439	$825	$—	$72,264

Gross margin	21,594	825	—	22,419
Region, headquarters, franchise expenses	(11,684)	(301)	—	(11,985)
Other depreciation and amortization	(884)	(5)	—	(889)
Interest income (expense), net	—	—	(1,236)	(1,236)
Other expenses, net	(103)	—	—	(103)

Income (loss) before taxes	$8,923	$519	$(1,236)	$8,206

Three months ended December 31, 2004:
Revenue	$63,892	$855	$—	$64,747

Gross margin	21,417	855	—	22,272
Region, headquarters, franchise expenses	(10,871)	(321)	—	(11,192)
Other depreciation and amortization	(675)	(4)	—	(679)
Interest income (expense), net	—	—	(794)	(794)
Other expenses, net	106	—	—	106

Income (loss) before taxes	$9,977	$530	$(794)	$9,713

     Segment information for the six months ended December 31, 2005 and 2004 was as follows:

	Company-
	owned	Franchised	Other	Total
		(in thousands)
Six months ended December 31, 2005:
Revenue	$136,863	$1,594	$—	$138,457

Gross margin	38,112	1,594	—	39,706
Region, headquarters, franchise expenses	(22,432)	(579)	—	(23,011)
Other depreciation and amortization	(1,699)	(11)	—	(1,710)
Interest income (expense), net	—	—	(2,046)	(2,046)
Other expenses, net	(36)	—	—	(36)

Income (loss) before taxes	$13,945	$1,004	$(2,046)	$12,903

Six months ended December 31, 2004:
Revenue	$125,171	$1,602	$—	$126,773

Gross margin	40,764	1,602	—	42,366
Region, headquarters, franchise expenses	(20,771)	(588)	—	(21,359)
Other depreciation and amortization	(1,378)	(7)	—	(1,385)
Interest income (expense), net	—	—	(1,387)	(1,387)
Other expenses, net	(66)	—	—	(66)

Income (loss) before taxes	$18,549	$1,007	$(1,387)	$18,169

     Segment information as of December 31, 2005 and 2004 was as follows:

	Company-owned	Franchised	Total
	(in thousands, except for number of stores)
As of December 31, 2005:
Total assets	$409,607	$2,189	$411,796
Number of stores	1,301	219	1,520

As of December 31, 2004:
Total assets	$299,589	$1,585	$301,174
Number of stores	1,085	216	1,301
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
We use the cumulative approach to assess effectiveness of the cash flow hedges. The measurement of hedge ineffectiveness is based on the cumulative dollar offset method. Under this method, we compare the changes in the floating rate component of the cash flow hedge to the floating rate cash flows of our revolving advance facility. Changes in the fair value of the effective cash flow hedges are recorded in accumulated comprehensive income (loss). The effective portion that has been deferred in accumulated comprehensive income (loss) will be reclassified to earnings when the hedged items impact earnings.
The associated underlying hedged liability has equaled or exceeded the notional amount for each of our interest-rate swaps throughout the existence of the interest-rate swaps, and we anticipate that it will continue to do so with respect to the swaps in effect as of December 31, 2005. The interest-rate swaps are based on the same index as their respective underlying debt. The interest-rate swaps to date have been highly effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated comprehensive income (loss) into earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness during the three months ended December 31, 2005 or 2004.
Our interest-rate swap agreement with JP Morgan Chase Bank associated with our revolving advance facility under our bank credit agreement with a notional amount of $35 million is effective until September 29, 2006. The fixed rate effective on December 31, 2005, prior to adding the applicable margin, was 3.925%.
In September 2005, we entered into an additional swap agreement with Wells Fargo Bank associated with our revolving advance facility under our bank credit agreement with a notional amount of $30 million, which will be effective from September 29, 2006 until September 28, 2007. The fixed rate effective for the term of the agreement, prior to adding the applicable margin, will be 4.46%.

The interest-rate swaps affected interest expense as follows for the three and six months ended December 31, 2005 and 2004:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(in thousands)
Increase (decrease ) in interest expense	($11)	$44	$27	$181
The average notional amounts and the related average effective swap interest rates for the six months ended December 31, 2005 and 2004, along with the rates effective on December 31, 2005 and 2004 are as follows:

	December 31, 2005			December 31, 2004
		Average	Ending		Average	Ending
		Effective	Effective		Effective	Effective
	Average	Swap	Swap	Average	Swap	Swap
	Notional	Interest	Interest	Notional	Interest	Interest
Corresponding Debt	Amount	Rate	Rate	Amount	Rate	Rate
	(in millions)			(in millions)
Revolving advance	$35	6.175%	6.175%	$35	5.400%	5.215%
The fair value of the interest-rate swap increased by $62,000 and $194,000, net of tax, during the three and six months ended December 31, 2005, respectively. The fair value of the interest rate swaps increased by $152,000 and $30,000, net of tax, for the three and six months ended December 31, 2004, respectively. These changes have been recorded in accumulated comprehensive income (loss). The estimated net amount expected to reduce interest expense during the next twelve months is $166,000.
Accumulated comprehensive income (loss) balances related to the interest-rate swaps are as follows:

Corresponding Debt	Accumulated Other Comprehensive			Change in Accumulated Other
	Income (Loss) as of			Comprehensive Income (Loss) for the
	December 31,	September 30,	June 30,	Three Months	Six Months Ended
	2005	2005	2005	Ended December 31, 2005	December 31, 2005
		(in thousands)
Revolving advance	$138	$76	($56)	$62	$194

	December 31,	September 30,	June 30,	Three Months	Six Months Ended
	2004	2004	2004	Ended December 31, 2004	December 31, 2004
Revolving advance	($140)	($292)	($170)	$152	$30
A summary of comprehensive income (loss) for the three and six months ended December 31, 2005 and 2004 is presented below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(in thousands)
Net income	$5,004	$5,828	$7,869	$10,901
Other comprehensive income (loss):
Unrealized income (loss) on hedging instruments before tax expense	102	252	319	49
Tax (benefit) expense	(40)	(100)	(125)	(19)

Unrealized income (loss) on hedging instruments net of tax expense	62	152	194	30

Comprehensive income	$5,066	$5,980	$8,063	$10,931

4. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
Acquisitions
On September 21, 2005, we entered into an Asset Purchase Agreement with Popular Cash Express, Inc. (“PCE”), Popular Cash Express – California, Inc. (“PCEC”) and Popular North America, Inc. (“PNA”) to purchase substantially all of PCE’s and PCEC’s assets relating to their check-cashing and related business operations, which includes 111 check-cashing stores. PCE and PCEC stores offer check cashing, money order, wire transfer and bill pay services in Arizona, California, Florida and Texas. As a result of the acquisition, the Company will be able expand its business operations into these states.
The purchase agreement provided that we pay to PCE and PCEC up to $36 million for the assets, of which up to $19.4 million would be evidenced by a series of convertible promissory subordinated notes, with the remaining balance to be paid in cash. The notes bear interest at 3.625% per annum which is payable quarterly, and mature on December 31, 2025 unless earlier converted by the holder, redeemed at our option on or after December 31, 2010, or required to be repurchased at the option of the holder upon a change of control of the Company. The notes are convertible into 724,692 shares of our common stock at a conversion price of $26.77. Interest expense for the quarter ended December 31, 2005, related to the convertible notes was $73,000.
On November 22, 2005, we entered into an amendment to the Asset Purchase Agreement which provided for, among other things, a reduction of the purchase price we paid from $36 million to approximately $33.6 million, a reduction of the maximum number of stores to be acquired from 111 to 107, and an option to convey stores back to PCE and PCEC if certain consents related to such stores from the sellers’ existing landlords have not been received by March 31, 2006.
On October 31, 2005, we consummated the acquisition of 16 stores in Arizona and 9 stores in Texas. On November 7, 2005, we consummated the acquisition of 11 stores in Florida and on November 30, we acquired the remaining stores covered under the Asset Purchase Agreement. As of December 31, 2005, we have acquired and are operating all 107 PCE and PCEC stores. The results of the operations for the acquired stores have been included in the consolidated financial statements since the dates of their respective acquisitions.
PCE and PCEC have agreed to not compete against us within a limited radius from the stores being acquired until September 21, 2010, and have also agreed to not solicit or hire any of our employees until September 21, 2006.
The following table presents the unaudited pro forma results of operations for the Company for the three and six months ended December 31, 2005 and 2004 as if this acquisition had been consummated at the beginning of each of the periods presented. The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

	Unaudited Pro Forma Results of Operations
	for the
	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(in millions, except per share amounts)
Revenues	$75.3	$71.1	$147.5	$139.0

Net income	$4.8	$6.1	$7.6	$11.3

Basic earnings per share	$0.36	$0.45	$0.56	$0.84
Diluted earnings per share	$0.33	$0.41	$0.52	$0.77

The following table provides information concerning the acquisitions made during the three and six months ended December 31, 2005 and 2004, including the PCE and PCEC acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets in connection with the PCE and PCEC acquisition; thus, the allocation of the purchase price for this acquisition is subject to refinement.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
	(in thousands, except number of stores
	and number of transactions)
Number of stores acquired	116	17	118	40
Number of transactions	3	4	4	8
Amounts allocated to:
Goodwill	$32,582	$2,872	$33,802	$6,151
Covenants not to compete	1,150	170	1,170	400
Customer lists	1,213	—	1,249	—

Total intangibles costs	34,945	3,042	36,221	6,551
Property and equipment	1,793	275	1,825	614
Other assets	29	1	29	4

Total purchase price	$36,767	$3,318	$38,075	$7,169

Amortizable Intangible Assets
Covenants not to compete are as follows:

	December 31,	June 30,
	2005	2005
	(in thousands)
Covenants not to compete, at cost	$3,574	$2,678
Less – accumulated amortization	1,004	1,010

	$2,570	$1,668

Each of the covenants not to compete is amortized over the applicable period of the contract. The weighted-average amortization period is 4.3 years.
Amortization expense related to the covenants not to compete for the three and six months ended December 31, 2005 was $144,000 and $269,000, respectively. Total estimated remaining amortization expense for the remainder of the current fiscal year and the five succeeding fiscal years assuming current balances and no new acquisitions are as follows:
Estimated Remaining Amortization Expense for Covenants Not to Compete

For the Six
Months Ending
June 30,	For the Year Ending June 30,
2006	2007	2008	2009	2010	2011
		(in thousands)
$335	$632	$593	$515	$381	$114

Customer lists acquired are as follows:

	December 31,	June 30,
	2005	2005
	(in thousands)
Customer lists, at cost	$1,944	$695
Less – accumulated amortization	343	196

	$1,601	$499

Customer lists are amortized based on anticipated turnover and are amortized over the appropriate period. The weighted-average amortization period is 4.9 years.
Amortization expense related to the customer lists for the three and six months ended December 31, 2005 was $89,000 and $147,000, respectively. Total estimated remaining amortization expense for the remainder of the current fiscal year and the five succeeding fiscal years assuming current balances and no new acquisitions are as follows:
Estimated Remaining Amortization Expense for Customer Lists

For the Six
Months Ending
June 30,	For the Year Ending June 30,
2006	2007	2008	2009	2010	2011
		(in thousands)
$379	$524	$371	$228	$89	$10
Intangible Assets Not Subject to Amortization
Changes in the carrying value of goodwill for the six months ended December 31, 2005 are as follows:

	Three Months	Six Months
	Ended	Ended
	December 31, 2005	December 31, 2005
	(in thousands)
Balance, beginning of the period	$99,922	$98,702
Goodwill from acquisitions	32,582	33,802

Balance, end of the period	$132,504	$132,504

There were no impairment losses for the three or six months ended December 31, 2005 or 2004.
5. SHORT-TERM LOANS
The short-term loan products offered at our stores consist of either (1) short-term loans made or entered into by us,(“ACE loans”), (2) deferred-deposit loans made or entered into by Republic Bank (“Republic Bank loans”), or (3) multi-installment loans (20-week loans) made or entered into by First Bank of Delaware (“First Bank of Delaware loans”). As of December 31, 2005, we were offering ACE loans in 749 of our company-owned stores, and Republic Bank and First Bank of Delaware were offering Republic Bank loans and First Bank of Delaware loans in 441 of our company-owned stores in Texas, Pennsylvania, and Arkansas. All loans and services, regardless of type, are made in accordance with state regulations; therefore, the terms of the loans and services vary from state to state.

Loan fees and interest include our fees and interest received from customers of our ACE loans, and our marketing and servicing fees received from Republic Bank and First Bank of Delaware related to their loans. Loan fees and interest revenues are recognized ratably over the term of each loan, regardless of the type of revenue or loan.
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
Republic Bank and First Bank of Delaware approve and own the loans they make, therefore, we do not record the Republic Bank loans or First Bank of Delaware loans as loans receivable on our books. However, under our agreement with each bank, we are obligated to reimburse the bank an amount equal to the net amount of loans charged off by the bank. Therefore, we establish a liability for our anticipated losses on their loans. This liability estimates such losses from such loans that are 180 days or more past due. Our policy in establishing the liability regarding Republic Bank loan and First Bank of Delaware loan losses is substantially the same as our policy regarding the loan loss allowance for our ACE loans. The liability for loan losses payable to Republic Bank as of December 31, 2005 and 2004 was $3.0 million and $4.8 million, respectively. Net loan charge-offs of Republic Bank loans for the three months ended December 31, 2005 and 2004, were $2.7 million and $2.0 million, respectively. Net loan charge-offs of Republic Bank loans for the six months ended December 31, 2005 and 2004, were $4.4 million and $3.5 million, respectively. The liability for loan losses payable to First Bank of Delaware as of December 31, 2005 was $1.9 million, and since we began marketing and servicing First Bank of Delaware loans only on August 1, 2005, no charge-offs have been recorded.
Loans receivable, net, on the consolidated balance sheets as December 31, 2005 and June 30, 2005 were $26.5 million and $20.8 million, respectively, which includes receivables for our ACE loans (but excluding any Republic Bank loans or First Bank of Delaware loans, because we do not own any interest in those loans). The loan loss allowance of $14.4 million and $11.0 million as of December 31, 2005 and June 30, 2005, respectively, represented 35.2% and 34.6% of the gross loans receivable as of that date. Net loan charge-offs for the three months ended December 31, 2005 and 2004, were $5.2 million and $4.8 million, respectively. Net loan charge-offs for the six months ended December 31, 2005 and 2004, were $9.0 million and $8.6 million, respectively
ACE Loans
In general, ACE loans consist of providing a customer cash in exchange for the customer’s check or an Automated Clearinghouse (“ACH”) authorization to debit the customer’s bank account, along with an agreement to defer the presentment or deposit of that check or the initiation of that ACH debit on the customer’s account, as the case may be, until the deferred presentment date. The amount of the customer’s check or ACH authorization is the amount of the cash provided to the customer plus a fee to us. The term of the deferral of the check presentment or ACH debit is typically two to four weeks. During the quarter ended December 31, 2005, the average amount of cash provided to a customer in such a transaction was $307, and the average fee paid to us was $45.58. As of December 31, 2005 and June 30, 2005, the gross receivable for our ACE loans was approximately $40.9 million and $31.8 million, respectively.
Bank Loans
The Republic Bank loans are offered and made at our owned stores in accordance with a Marketing and Servicing Agreement dated as of October 21, 2002, as amended (the “Republic Bank Agreement”). The term of our agreement with Republic Bank expires January 1, 2008, but either party may terminate this agreement at an earlier date if (i) the non-terminating party fails to timely cure a material default under, or an inaccurate representation or warranty in, the agreement within 10 days of notice, (ii) either party’s performance under the agreement is rendered illegal or materially adversely affected as a result of changes in law, (iii) upon six months notice if the terminating party is notified by any governing regulatory agency that such party’s performance of its obligations under the agreement may be unlawful, unsafe or unsound or may jeopardize such party’s standing or rating with such agency, unless the regulatory agency requires an earlier termination, or (iv) the non-terminating party is bankrupt or is in receivership, so long as, in the case of a termination by Republic Bank as a result of an involuntary bankruptcy filing involving the Company, such proceeding is not dismissed within 30 days. In addition, provided we are not in default under the agreement, we may terminate this agreement upon 10 days notice if Republic Bank ceases to fund the short-term consumer loans we market, or if applicable law is amended or changed in a manner that has an adverse effect on our ability to continue servicing these Republic Bank Loans. Finally, upon 60 days notice, we may exclude from the agreement all of our stores in a particular state if we determine that we can profitably engage in that state in short-term consumer loan transactions independent of Republic Bank or any other bank subject to similar restrictions on making such short-term loans; except that the stores in Texas may not be excluded before April 1, 2006.
The First Bank of Delaware loans are offered at our owned stores in accordance with a Marketing and Servicing Agreement dated July 21, 2005 (the “First Bank of Delaware Agreement”). The term of our agreement with First Bank of Delaware expires July 21, 2008, and will automatically renew for an additional 12 months unless either party elects to terminate it as of July 21, 2008 by providing at least 90 days’ notice to the other party before that date. The agreement may be terminated before its scheduled expiration: (i) automatically if either party seeks protection under any federal or state bankruptcy, insolvency, receivership, or similar law; (ii) automatically if First Bank of Delaware is placed into conservatorship or receivership with the FDIC or other authority; (iii) automatically if an involuntary bankruptcy or insolvency petition is filed against us and not dismissed within 30 days of that filing or a receiver or any regulatory authority takes control of us; (iv) by either party if the other party commits a material breach of, or other specified default under, the agreement and fails to cure such breach or default within 30 days of notice; (v) by First Bank of Delaware, upon 90 days’ notice, if First Bank of Delaware becomes aware of any adverse legal, regulatory, or other developments that could have a material adverse impact on First Bank of Delaware, the profitability of its activities under the agreement, or its litigation or risk exposure; (vi) by us, upon 90 days’ notice, if First Bank of Delaware changes its loan-related policies in a manner that is reasonably likely to have, or if we become aware of any adverse legal, regulatory, or other developments that could have, a material adverse impact on us, the profitability of our activities under the agreement, or our litigation or risk exposure; or (vii) by us, upon 90 days’ notice, if we determine that we can profitably engage in installment-loan or deferred-deposit transactions in Texas independent of First Bank of Delaware, except that upon any termination for this reason on or before December 31, 2006, we must pay First Bank of Delaware a termination fee of $100,000.
The terms of the Republic Bank loans are generally similar to those of our ACE loans, though Republic Bank has sole discretion regarding the terms of the Republic Bank loans. As of December 31, 2005, Republic Bank authorized loans up to $425 with a term of 14 days, and the interest charged by Republic Bank was $17.64 per $100 of loan value. The loans offered by First Bank of Delaware Republic Bank loans are short-term consumer loans payable by the borrower in multiple installments over a maximum 20-week period. First Bank of Delaware has sole discretion regarding the terms of these loans. As of December 31, 2005, First Bank of Delaware authorized loans up to $600 with a term of 20 weeks, and the annual interest rate charged by First Bank of Delaware was 389%.
Under both bank agreements, we provide various services in connection with our marketing and servicing of the banks’ short-term consumer loans in exchange for marketing and servicing fees equal to a portion of the interest charged by the banks based on loan volume. These services include advertising, application processing and collecting payments from the bank customers. We do not acquire or own any participation interest in any of the bank loans, but our marketing and servicing fees are subject to reduction by the losses from uncollected bank loans. The maximum potential future payments that we could be obligated to make under the Republic Bank Agreement are the total outstanding Republic Bank loans recorded on their financial statements, which were $6.1 million as of December 31, 2005 and $10.7 million as of June 30, 2005. The maximum potential future payments that we could be obligated to make under the First Bank of Delaware Agreement are the total outstanding First Bank of Delaware loans recorded on their financial statements, which were $4.5 million as of December 31, 2005.
6. HURRICANE KATRINA
During the first quarter, we recorded a pre-tax charge of $1.7 million related to losses from Hurricane Katrina. This charge included an addition to the loan loss provision and the write-off of fixed assets. At this time, 7 of our 22 company-owned stores in the greater New Orleans market remain closed.

7. PENDING LAWSUITS AND SETTLEMENTS
Pending Putative Class Actions
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
On November 10, 2005, Latoya Jackson filed in the Superior Court for the City and County of Alameda, a putative class action against us and some of our subsidiaries alleging, among other things, that we failed to provide adequate meal periods and rest breaks to our employees as required under California law.
Because these lawsuits purport to be class actions, the amount of damages for which we might be responsible is uncertain. In addition, any such amount depends upon proof of the allegations and on the number of persons who constitute the class of plaintiffs (if permitted by the court). We intend to vigorously defend ourselves against these lawsuits.
Resolved Putative Class Action
On June 13, 2005, Rebecca Webb and Pamela List, both of whom are our former employees, filed in the United States District Court for the Eastern District of Texas, Marshall Division, a putative class action against us under the Fair Labor Standards Act seeking to recover overtime wages allegedly due to “center managers” and “managers-in-training” who regularly worked in excess of 45 hours per week. On January 25, 2006, this lawsuit was dismissed.
Other Incidental Proceedings
We are also involved from time to time in various other legal proceedings incidental to the conduct of our business. We believe that none of these legal proceedings, or any other threatened legal proceedings, will result in any material impact on our financial condition, results of operations and cash flows.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,		Year Ended June 30,
	2005	2004	2005	2004	2005	2004
Company Operating and Statistical Data:
Company-owned stores in operation:
Beginning of period	1,163	1,055	1,142	1,026	1,026	968
Acquired	116	17	118	40	74	34
Opened	25	23	54	38	80	53
Sold	—	(3)	(1)	(3)	(6)	(5)
Closed	(3)	(7)	(12)	(16)	(32)	(24)

End of period	1,301	1,085	1,301	1,085	1,142	1,026
Franchised stores in operation:
Beginning of period	226	202	229	204	204	200
Opened	7	17	13	26	48	32
Acquired by ACE	(3)	(3)	(5)	(14)	(22)	(13)
Closed/Sold	(11)	—	(18)	—	(1)	(15)

End of period	219	216	219	216	229	204

Total store network	1,520	1,301	1,520	1,301	1,371	1,230

Percentage increase (decrease) in comparable store revenues from prior period: (1)
Total revenue	4.2%	4.8%	3.2%	6.1%	3.1%	5.0%
Check fees including tax check fees	2.4%	(2.8%)	1.2%	(2.3%)	(3.8%)	4.1%
Loan fees and interest	2.9%	14.0%	3.1%	17.2%	12.7%	7.8%

Capital Expenditures: (in thousands)
Purchases of property and equipment, net	$4,506	$3,741	$7,539	$6,438	$18,951	$7,439
Store acquisition costs:
Property and equipment	1,793	275	1,825	614	958	511
Intangible assets	34,946	3,042	36,222	6,551	18,429	6,403

Check Cashing Data:
Face amount of checks cashed (in millions)	$1,356	$1,201	$2,578	$2,348	$5,277	$5,103
Face amount of average check	$376	$358	$373	$358	$396	$388
Average fee per check	$9.15	$8.72	$9.05	$8.75	$9.98	$9.91
Fees as a percentage of average check	2.43%	2.44%	2.43%	2.44%	2.52%	2.55%
Number of checks cashed (in thousands)	3,603	3,353	6,912	6,557	13,325	13,151

Check Collections Data: (in thousands except percentages)
Face amount of returned checks	$8,973	$6,897	$17,975	$12,849	$26,914	$21,705
Collections	7,667	5,291	14,768	9,332	20,951	13,947

Net write-offs	$1,306	$1,606	$3,207	$3,517	$5,963	$7,758

Collections as a percentage of returned checks	85.4%	76.7%	82.2%	72.6%	77.8%	64.3%
Net write-offs as a percentage of revenues	1.8%	2.5%	2.3%	2.8%	2.2%	3.1%
Net write-offs as a percentage of the face amount of checks cashed	0.10%	0.13%	0.12%	0.15%	0.11%	0.15%

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA, continued
(unaudited)
(in thousands, except averages and percents)

	Three Months Ended December 31,		Six Months Ended December 31,		Year Ended June 30,
	2005	2004	2005	2004	2005	2004
Combined Short-Term Consumer Loans Operating Data:
Volume — new loans and refinances	$179,656	$172,309	$361,176	$331,982	$640,356	$527,723
Average advance	$310	$292	$305	$288	$290	$278
Average finance charge	$46.82	$46.08	$45.49	$45.47	$45.87	$43.71
Number of loan transactions — new loans and refinances	533	579	1,096	1,134	2,139	1,909
Matured loan volume	$179,411	$163,457	$352,338	$318,022	$613,380	$516,741
Loan fees and interest	$26,515	$24,514	$51,724	$47,737	$91,793	$77,029
Loan loss provision	$9,417	$6,979	$17,531	$14,403	$26,941	$24,280
Gross margin on loans	64.5%	71.5%	66.1%	69.8%	70.7%	68.5%
Loan loss provision as a percent of matured loan volume	5.2%	4.3%	5.0%	4.5%	4.4%	4.7%

Loans Processed for Republic Bank: (2)
Volume — new loans	$26,275	$50,954	$55,038	$99,408	$184,646	$159,692
Average advance	$314	$321	$312	$318	$319	$296
Average finance charge	$55.46	$56.71	$54.97	$56.05	$56.30	$52.11
Number of loan transactions	84	159	177	313	578	541
Matured loan volume	$25,600	$49,206	$57,163	$96,505	$181,153	$157,018
Loan fees and interest	$3,946	$7,594	$8,480	$14,858	$27,880	$24,036
Provision for loan losses payable to Republic Bank	$1,778	$2,223	$3,336	$4,560	$8,686	$7,390

Loans Processed for First Bank of Delaware: (3)
Volume — new loans (4)	$7,730	—	$14,999	—	—	—
Average advance	$349	—	$345	—	—	—
Average finance charge (5)	$34.67	—	$34.23	—	—	—
Number of loan transactions (6)	22	—	43	—	—	—
Matured loan volume (7)	$25,142	—	$36,884	—	—	—
Loan fees and interest	$3,496	—	$5,397	—	—	—
Provision for loan losses payable to First Bank of Delaware	$1,305	—	$1,914	—	—	—

ACE Loans:
Volume — new loans and refinances	$145,651	$121,355	$291,139	$232,574	$455,710	$368,031
Average advance	$307	$278	$301	$274	$277	$269
Average finance charge	$45.58	$41.22	$44.19	$40.57	$41.17	$39.40
Number of loan transactions — new loans and refinances	427	420	876	821	1,561	1,368
Matured loan volume	$128,669	$114,251	$258,291	$221,517	$432,227	$359,723
Loan fees and interest	$19,073	$16,920	$37,847	$32,879	$63,913	$52,993
Loan loss provision	$6,334	$4,756	$12,281	$9,843	$18,255	$16,890

ACE Loans Balance Sheet Data:
Gross loans receivable	$40,879	$34,485	$40,879	$34,485	$31,790	$27,663
Less: Allowance for losses	14,406	12,961	14,406	12,961	11,003	10,616

Loans receivable, net of allowance	$26,473	$21,524	$26,473	$21,524	$20,787	$17,047

Allowance for losses on loans receivable:
Beginning of period	$13,221	$12,021	$11,003	$10,616	$10,616	$8,734
Provision for loan losses	6,334	4,756	12,281	9,843	18,255	16,890
Charge-offs	(5,229)	(4,793)	(8,958)	(8,626)	(18,996)	(15,295)
Recoveries	80	977 (8)	80	1,128	1,128	287

End of period	$14,406	$12,961	14,406	$12,961	$11,003	$10,616

Allowance as a percent of gross loans receivable	35.2%	37.6%	35.2%	37.6%	34.6%	38.3%

(1)	Calculated based on changes in revenue for all company-owned stores open in both periods and open for at least 13 months.

(2)	Republic Bank loans are short-term consumer loans made by Republic Bank & Trust Company at our company-owned stores in Arkansas, Pennsylvania and Texas since January 1, 2003.

(3)	First Bank of Delaware loans are 20-week installment loans made by First Bank of Delaware at our company-owned stores in Arkansas, Pennsylvania, and Texas since August 2005.

(4)	Includes only the loan origination amount for each installment loan.

(5)	The loans processed for First Bank of Delaware are 20-week loans; the average finance charge is presented based upon the 14-day average duration of the ACE loans and the Republic Bank loans.

(6)	Includes the initial 20-week loan transaction only.

(7)	Includes maturing principal amount for each 2-week payment.

(8)	Includes the recovery of $0.9 million from the sale of previously charged-off ACE loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
     We are a leading retailer of financial services, including check cashing, short-term consumer loan and bill payment services. As of December 31, 2005, we had a total network of 1,520 stores in 34 states and the District of Columbia, consisting of 1,301 company-owned stores and 219 franchised stores. This makes us the largest owner, operator and franchisor of check cashing stores in the United States and one of the largest providers of short-term consumer loans. We focus on serving consumers, many of whom seek alternatives to traditional banking relationships, in order to gain convenient and immediate access to check cashing services and short-term loans. We seek to develop and maintain the largest network of stores in each of the markets where we operate. Our growth strategy is to open new stores, franchise stores in new and existing markets, opportunistically acquire stores, increase our customer base and introduce new services into our store network.
     Our stores offer check cashing, short-term loans and other retail financial services at competitive rates in clean settings during hours convenient for our customers. Our stores are located in highly visible, accessible locations, usually in strip shopping centers, free-standing buildings and kiosks located inside retail stores.
     For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our short-term consumer loans (“ACE Loans”), we receive interest on the loans. For the bank loans offered by Republic Bank (“Republic Bank loans”) and First Bank of Delaware (“First Bank of Delaware loans”), we receive marketing and servicing fees from such bank.
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
Summary of Quarterly and Six Month Results
     The six months ended December 31, 2005 was impacted by the implementation of the revised FDIC Guidelines for payday lending effective July 1, 2005 and Hurricane Katrina which occurred in late August 2005. In addition, during the quarter ended December 31, 2005, we completed the acquisition of 107 stores from Popular Cash Express, Inc.
     Overall demand for short-term consumer loans remains strong across our entire system. As a result of the revised FDIC Guidelines for payday lending, we introduced our new First Bank of Delaware 20-week installment loan product in Arkansas, Pennsylvania and Texas on August 1, 2005. Though this product has been well-received, it has lower income potential compared to the Republic Bank loan product, and therefore has impacted our results of operations this fiscal year. Second quarter comparable store sales for loan fees in states impacted by the revised FDIC Guidelines were down approximately 7.9%, however, comparable store sales for loan fees in states not impacted by the revised FDIC Guidelines increased approximately 8.0%. In addition, incremental marketing and training costs were incurred during the first quarter to accomplish the timely introduction of the new First Bank of Delaware installment loan product.
     Regarding Hurricane Katrina, we operated 20 stores in markets affected by the hurricane and had another two stores under construction. As of December 31, 2005, 14 stores have re-opened including one previously under construction, and we are continuing to evaluate our options for re-opening each of the remaining stores. During the first quarter of fiscal 2006, we recorded a pre-tax charge of $1.7 million related to additional loan loss provision and the write-off of fixed assets. In addition, as a result of lost revenue from the stores closed following the hurricane, the gross margin impact for the three and six months ended December 31, 2005 was approximately $0.3 million and $0.6 million, respectively.
     Our fiscal 2006 second quarter total revenue was approximately $7.5 million, or 12%, higher than our fiscal 2005 second quarter total revenue. This increase resulted primarily from a $3.7 million, or 13%, increase in check cashing fees, a $2.0 million, or 8%, increase in loan related revenue, and a $1.1 million, or 23%, increase in bill payment (including debit card) revenue. Our fiscal 2006 second quarter net income was approximately $5.0 million, with diluted earnings per share of $0.36, compared to our fiscal 2005 second quarter net income of approximately $5.8 million, with diluted earnings per share of $0.42.
     For the first six months of fiscal 2006, our total revenue was approximately $11.7 million, or 9%, higher than our total revenue for the first six months of fiscal 2005. Our net income for the first six months of fiscal 2006 was approximately $7.9 million, with diluted earnings per share of $0.57, compared to net income for the first six months of fiscal 2005 of approximately $10.9 million, with diluted earnings per share of $0.78.

Results of Operations
Quarter Comparison
Revenue Analysis

	Three Months Ended December 31,
	2005	2004	Increase (Decrease)		2005	2004
	(in thousands)			(percent)	(percentage of revenue)
Check cashing	$32,957	$29,243	$3,714	12.7%	45.6%	45.2%
Short-term consumer loans	26,515	24,514	2,001	8.2	36.7	37.9
Bill payments	6,067	4,925	1,142	23.2	8.4	7.6
Money transfers	3,307	2,883	424	14.7	4.6	4.4
Money orders	1,671	1,695	(24)	(1.4)	2.3	2.6
Franchising	825	855	(30)	(3.5)	1.1	1.3
Other services	922	632	290	45.8	1.3	1.0

Total revenue	$72,264	$64,747	$7,517	11.6%	100.0%	100.0%

Average revenue per store (excluding franchising)	$58.0	$59.7	($1.7)	(2.9%)
     Most of the growth in total revenue in the second quarter of fiscal 2006 from the second quarter of fiscal 2005 resulted from increases in check cashing fees, short-term consumer loan fees and interest, and bill payment services. Comparable store revenue increased by $2.5 million, or 4.2%.
     Check cashing fees in the second quarter of fiscal 2006 increased from the second quarter of fiscal 2005 as a result of the increase of 216 stores in our company-owned store network from the prior year, and an 8.2% increase in the number of checks cashed and a 5.3% increase in the face amount of the average check cashed.
     Loan fees and interest for the second quarter of fiscal 2006 increased by $2.0 million, or 8%, from the second quarter of fiscal 2005 due to an increase in comparable store loan fees of 2.9% and the increased number of store locations offering loan services. As of December 31, 2005, we offered loan services in 1,190 of our company-owned stores, compared to 987 of our company-owned stores as of December 31, 2004. The revised FDIC guidelines became effective July 1, 2005, and therefore, impacted our ability to provide payday loans to our customers. Effective August 1, 2005, we began marketing and servicing a longer-term (20-week) loan product offered by the First Bank of Delaware. For the second quarter of fiscal 2006, loan fees and interest as a percent of our total loan revenue from our ACE loan products represent 72%, from Republic Bank loans represent 15%, and from First Bank of Delaware loans represent 13%.
     Bill payment (including debit card) revenue for the second quarter of fiscal 2006 increased from the second quarter of fiscal 2005 primarily because of the growth in revenues from our prepaid debit card services. During the second quarter of fiscal 2006, our company-owned stores sold approximately 65,000 prepaid debit cards and our customers loaded approximately $205 million on these cards, which was a 48% increase in prepaid debit cards sold and a 75% increase in dollars loaded from the same period last year.
     Money transfer services increased as a result of the increase in the number of stores in the ACE network. Money orders decreased due to increases in electronic bill payments and debit card payments.
Six Month Comparison
Revenue Analysis

	Six Months Ended December 31,
	2005	2004	Increase (Decrease)		2005	2004
	(in thousands)			(percent)	(percentage of revenue)
Check cashing	$62,569	$57,360	$5,209	9.1%	45.2%	45.2%
Short-term consumer loans	51,724	47,737	3,987	8.4	37.4	37.7
Bill payments	11,363	9,634	1,729	17.9	8.2	7.6
Money transfers	6,275	5,708	567	9.9	4.5	4.5
Money orders	3,270	3,426	(156)	(4.6)	2.4	2.7
Franchising	1,594	1,602	(8)	(0.5)	1.1	1.3
Other services	1,662	1,306	356	27.3	1.2	1.0

Total revenue	$138,457	$126,773	$11,684	9.2%	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$113.9	$118.6	($4.7)	(4.0%)

     Most of the growth in total revenue in the first six months of fiscal 2006 from the first six months of fiscal 2005 resulted from increases in check cashing fees, short-term consumer loan fees and interest, and bill payment services. Comparable store revenue increased by $3.7 million, or 3.2%.
     Check cashing fees in the first six months of fiscal 2006 increased from the first six months of fiscal 2005 as a result of the increase of 216 stores in our company-owned store network from the prior year, and a 5.8% increase in the number of checks cashed and a 4.6% increase in the face amount of the average check cashed.
     Loan fees and interest for the first six months of fiscal 2006 increased by $4.0 million, or 8%, from the first six months of fiscal 2005 due to an increase in comparable store loan fees of 3.1% and the increased number of store locations offering loan services. As of December 31, 2005, we offered loan services in 1,190 of our company-owned stores, compared to 987 of our company-owned stores as of December 31, 2004. The revised FDIC guidelines became effective July 1, 2005, and therefore, impacted our ability to provide payday loans to our customers. Effective August 1, 2005, we began marketing and servicing a longer-term (20-week) loan product offered by the First Bank of Delaware. For the first six months of fiscal 2006, loan fees and interest as a percent of our total loan revenue from our ACE loan products represent 73%, from Republic Bank loans represent 17%, and from First Bank of Delaware loans represent 10%.
     Bill payment (including debit card) revenue for the first six months of fiscal 2006 increased from the first six months of fiscal 2005 primarily because of the growth in revenues from our prepaid debit card services. During the first six months of fiscal 2006, our company-owned stores sold approximately 106,000 prepaid debit cards and our customers loaded approximately $374 million on these cards, which was a 19% increase in prepaid debit cards sold and a 76% increase in dollars loaded from the same period last year.
     Money transfer services increased as a result of the increase in the number of stores in the ACE network. Money orders decreased due to increases in electronic bill payments and debit card payments.
Quarter Comparison
Store Expense Analysis

	Three Months Ended December 31,
	2005	2004	Increase (Decrease)		2005		2004
	(in thousands)			(percent)	(percentage of revenue)
Salaries and benefits	$18,019	$15,767	$2,252	14.3%	24.9%		24.4%
Occupancy	9,967	8,378	1,589	19.0	13.8	·	12.9
Provision for loan losses and doubtful accounts	9,462	6,994	2,468	35.3	13.1		10.8
Depreciation	2,159	1,771	388	21.9	3.0		2.7
Hurricane Katrina related expenses	—	—	—	—	—		—
Other:
Armored and security	2,346	2,142	204	9.5	3.2		3.3
Returns and cash shortages	1,496	1,796	(300)	(16.7)	2.1		2.8
Information services	776	707	69	9.8	1.1		1.1
Bank charges	1,465	1,507	(42)	(2.8)	2.0		2.3
Store supplies	932	1,347	(415)	(30.8)	1.3		2.1
Telecommunications	454	578	(124)	(21.5)	0.6		0.9
Advertising and marketing	1,633	731	902	123.4	2.3		1.1
Miscellaneous	1,136	757	379	50.1	1.6		1.2

Other	10,238	9,565	673	7.0	14.2		14.8

Total store expenses	$49,845	$42,475	$7,370	17.4%	69.0%		65.6%

Average per store expense	$40.5	$39.7	$0.8	1.9%
Average per store gross margin	$18.2	$20.8	($2.6)	(12.6%)

Face amount of checks cashed	$1,367,000	$1,201,000

Face amount of returned checks	$8,973	$6,897
Collections	7,667	5,291

Net write-offs	$1,306	$1,606

Net write-offs as a percentage of the face amount of checks cashed (1)	0.10%	0.13%

(1)	The same percentages apply for the percentage of check cashing fee revenue associated with returned checks as a percentage of total check cashing fee revenue.

     Total store expenses increased primarily as a result of the 216 additional company-owned stores in operation and growth in the loan business. The 20% increase in number of company-owned stores from the same period last year resulted in increases in salaries and benefits, occupancy, armored and security, information services, and depreciation. In addition to the increase in the number of stores, salaries expense increased as a result of increased training expense related to new loan product introduction, occupancy expenses increased due to higher lease rates, and depreciation expense increased as a result of the new computer roll-out to the stores during the second half of fiscal 2005 and the lease accounting change during the third quarter of fiscal 2005 which resulted in shorter leasehold depreciation lives. Provision for loan losses increased due to growth in the overall loan business, as well as a lower overall collection rate on loans in Texas, Arkansas, and Pennsylvania. Returned checks, net of collections, and cash shortages decreased due to continued focus on operational procedures and controls. Store supplies decreased due to improved order control processes. Telecommunications expenses decreased as a result of more favorable pricing from our suppliers. Advertising and marketing expenses increased due to specific advertising and marketing programs introduced this fiscal year to promote our loan products, including the First Bank of Delaware loan product. Miscellaneous expenses increased as a result of increased licensing expense related to the new stores and the new loan products, along with increases in insurance expense.
Six Month Comparison
Store Expense Analysis

	Six Months Ended December 31,
	2005	2004	Increase (Decrease)		2005	2004
	(in thousands)			(percent)	(percentage of revenue)
Salaries and benefits	$35,254	$30,554	$4,700	15.4%	25.5%	24.1%
Occupancy	19,423	16,560	2,863	17.3	14.0	13.1
Provision for loan losses and doubtful accounts	17,621	14,462	3,159	21.8	12.7	11.4
Depreciation	4,225	3,458	767	22.2	3.1	2.7
Hurricane Katrina related expenses	1,655	—	1,655	NA	1.2	—
Other:
Armored and security	4,495	4,085	410	10.0	3.3	3.2
Returns and cash shortages	3,801	4,197	(396)	(9.4)	2.7	3.4
Information services	1,653	1,572	81	5.2	1.2	1.2
Bank charges	2,869	2,778	91	3.3	2.1	2.2
Store supplies	1,802	2,592	(790)	(30.5)	1.3	2.0
Telecommunications	873	1,181	(308)	(26.1)	0.6	0.9
Advertising and marketing	2,923	1,409	1,514	107.5	2.1	1.1
Miscellaneous	2,157	1,559	598	38.4	1.6	1.3

Other	20,573	19,373	1,200	6.2	14.9	15.3

Total store expenses	$98,751	$84,407	$14,344	17.0%	71.3%	66.6%

Average per store expense	$82.2	$80.0	$2.2	2.7%
Average per store gross margin	$31.7	$38.6	($6.9)	(17.9%)

Face amount of checks cashed	$2,597,000	$2,348,000

Face amount of returned checks	$17,975	$12,849
Collections	14,768	9,332

Net write-offs	$3,207	$3,517

Net write-offs as a percentage of the face amount of checks cashed (1)	0.12%	0.15%

(1)	The same percentages apply for the percentage of check cashing fee revenue associated with returned checks as a percentage of total check cashing fee revenue.

     Total store expenses increased primarily as a result of the 216 additional company-owned stores in operation and introduction of a new loan product in Texas, Arkansas and Pennsylvania. The 20% increase in number of company-owned stores from the same period last year resulted in increases in salaries and benefits, occupancy, armored and security, information services, and depreciation. In addition to the increase in the number of stores, salaries expense increased as a result of increased training expense related to new loan product introduction, occupancy expenses increased due to higher lease rates, and depreciation expense increased as a result of the new computer roll-out to the stores during the second half of fiscal 2005 and the lease accounting change during the third quarter of fiscal 2005 which resulted in shorter leasehold depreciation lives. Provision for loan losses increased due to growth in the overall loan business, as well as a lower overall collection rate on loans in Texas, Arkansas, and Pennsylvania. Returned checks, net of collections, and cash shortages decreased due to continued focus on operational procedures and controls. Store supplies decreased due to improved order control processes. Telecommunications expenses decreased as a result of more favorable pricing from our suppliers. Advertising and marketing expenses increased due to specific advertising and marketing programs introduced this fiscal year to promote our loan products, including the First Bank of Delaware loan product. Miscellaneous expenses increased as a result of increased licensing expense related to the new stores and the new loan products, along with increases in insurance expense. During the first quarter of fiscal 2006, we recorded a pre-tax charge of $1.7 million related to losses from Hurricane Katrina. This charge included an addition to the loan loss provision and the write-off of fixed assets. As of December 31, 2005, 8 of our 22 company-owned stores in the greater New Orleans market remain closed.
Quarter Comparison
Other Expenses Analysis

	Three Months Ended December 31,
	2005	2004	Increase (Decrease)		2005	2004
	(in thousands)			(percent)	(percentage of revenue)
Region expenses	$6,107	$5,806	$301	5.2%	8.5%	9.0%
Headquarters expenses	5,577	5,065	512	10.1	7.7	7.8
Franchise expenses	301	321	(20)	(6.2)	0.4	0.5
Other depreciation and amortization	889	679	210	30.9	1.2	1.0
Interest expense, net	1,236	794	442	55.7	1.7	1.2
Other (income) expenses, net	103	(106)	209	197.2	0.1	(0.2)
Income taxes	3,202	3,885	(683)	(17.6)	4.4	6.0

     Region Expenses. Region expenses increased because of the addition of a new region and increases in salaries and benefits expense resulting from additional staffing in collections, facilities and real estate development related to supporting the growth in the number of stores.
     Headquarters Expenses. Headquarters expenses increased primarily due to increased professional services.
     Franchise Expenses. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in our ACE Franchise Group. Franchise expenses decreased slightly.
     Other Depreciation and Amortization. Other depreciation and amortization expense increased due to the fixed asset additions related to the 216 additional company-owned stores.
     Interest Expense, Net. Interest expense, net, increased due to a higher level of borrowings.
     Other (Income) Expenses, Net. Other expenses, net, of $0.1 million was due primarily to store closing expense. Other income, net, of $0.1 million for the three months ended December 31, 2004, was primarily related to the gain on sale of stores.
     Income Taxes. A total of $3.2 million was provided for income taxes for the second quarter of fiscal 2006, a decrease of $0.7 million from $3.9 million in the second quarter of fiscal 2005. The provision for income taxes was calculated based on a statutory federal income tax rate of 35%, plus a provision for state income taxes. The effective income tax rate for the second quarter of fiscal 2006 and fiscal 2005 was 39% and 40%, respectively. However, the annual effective income tax rate for the fiscal year 2005 was 39%.
Six Month Comparison
Other Expenses Analysis

	Six Months Ended December 31,
	2005	2004	Increase (Decrease)		2005	2004
	(in thousands)			(percent)	(percentage of revenue)
Region expenses	$12,025	$11,025	$1,000	9.1%	8.7	8.7%
Headquarters expenses	10,407	9,746	661	6.8	7.5	7.7
Franchise expenses	579	588	(9)	(1.5)	0.4	0.5
Other depreciation and amortization	1,710	1,385	325	23.5	1.2	1.1
Interest expense, net	2,046	1,387	659	47.5	1.5	1.1
Other (income) expenses, net	36	66	(30)	(45.5)	—	0.1
Income taxes	5,034	7,268	(2,234)	(30.7)	3.6	5.7
     Region Expenses. Region expenses increased because of the addition of a new region and increases in salaries and benefits expense resulting from additional staffing in collections, facilities and real estate development related to supporting the growth in the number of stores.

     Headquarters Expenses. Headquarters expenses increased primarily due to increased professional services.
     Franchise Expenses. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in our ACE Franchise Group. Franchise expenses decreased slightly.
     Other Depreciation and Amortization. Other depreciation and amortization expense increased due to the fixed asset additions related to the 216 additional company-owned stores.
     Interest Expense, Net. Interest expense, net, increased due to increased borrowings.
     Income Taxes. A total of $5.0 million was provided for income taxes, a decrease of $2.2 million from $7.3 million in the first six months of fiscal 2005. The provision for income taxes was calculated based on a statutory federal income tax rate of 35%, plus a provision for state income taxes. The effective income tax rate for the first six months of fiscal 2006 and fiscal 2005 was 39% and 40%, respectively. However, the annual effective income tax rate for fiscal 2005 was 39%.
Balance Sheet Variations
     Cash and cash equivalents, money orders payable and revolving advances vary because of seasonal and day-to-day requirements resulting primarily from maintaining cash for cashing checks and making short-term consumer loans, and the receipt and remittance of cash from the sale of money orders, wire transfers and bill payments. For the first six months of fiscal 2006, cash and cash equivalents increased $69.2 million, compared to an increase of $12.0 million, for the first six months of fiscal 2005.
     Accounts receivable, net, of $7.2 million as of December 31, 2005 increased $3.3 million from June 30, 2005 due primarily to the loan fee receivable from the First Bank of Delaware for loans we began marketing and servicing on August 1, 2005.
     Loans receivable, net, of $26.5 million as of December 31, 2005 increased $5.7 million from June 30, 2005 due to a combination of the additional number of ACE loan stores and the increase in ACE loans as a result of the state regulated loan product introduced in Texas as a result of the revised FDIC guidelines affecting payday lending services provided by Republic Bank which was effective on July 1, 2005. Effective July 1, 2005, we began offering a new loan product to Texas consumers. This new product is in addition to the current loan product offered by Republic Bank and Trust Company. This new loan product allows consumers who exceed the maximum allowable loans under the FDIC Guidance to still have access to short-term credit. Loans receivable, net, does not include any of the Republic Bank loans or First Bank of Delaware loans available through our company-owned stores in Arkansas, Pennsylvania and Texas, because we serve only as marketing and servicing agent for these banks regarding those bank loans and do not acquire or own any participation interest in any of those loans. Our agreement with Republic Bank and First Bank of Delaware provides for us to receive marketing and servicing fees from these banks, though such fees are subject to reduction or offset by the losses from uncollected bank loans.
     Prepaid expenses, inventories and other current assets of $14.8 million as of December 31, 2005 increased $1.1 million from June 30, 2005 due primarily to an increase in prepaid insurance.
     Property and equipment, net, as of December 31, 2005 increased $3.9 million from June 30, 2005 as a result of fixed asset additions of $9.4 million (including $0.3 million for capitalized software development), offset by depreciation expense of $5.0 million and fixed asset retirements of $0.5 million. During the first six months of fiscal 2006, we opened 54 newly constructed stores, acquired 118 stores, closed 12 company-owned stores, and sold one company-owned store.
     Goodwill as of December 31, 2005 increased $33.8 million from June 30, 2005 as a result of the acquisition of 118 stores during the first six months of fiscal 2006, including a single acquisition of 107 stores from Popular Cash Express, Inc. during the second quarter of fiscal 2006.

     Other assets, noncurrent, as of December 31, 2005 increased by $1.4 million from June 30, 2005, primarily as a result of an increase in other intangibles (customer lists) related to the store acquisitions during the six months ended December 31, 2005.
     Revolving advances as of December 31, 2005 increased by $68.0 million from June 30, 2005 due to the additional cash required to fund store operations during the last weekend in December, the increase in loans receivable, store acquisitions, and additional newly constructed stores.
     Accounts payable, accrued liabilities and other current liabilities as of December 31, 2005 increased $12.4 million from June 30, 2005, primarily because of increases in liabilities to various service providers and the accrued expenses related to the costs associated with Hurricane Katrina.
     Money orders payable as of December 31, 2005 increased by $9.5 million from June 30, 2005 due to the timing of remittances at the end of December 2005.
     Deferred revenue increased $0.3 million from June 30, 2005 due to the current portion of the MoneyGram bonuses related to newly constructed and acquired stores, which will be amortized over the appropriate contract period.
     Convertible notes payable of $19.4 million are related to the acquisition of 107 stores from Popular Cash Express, Inc. during the second quarter of fiscal 2006.
     Other liabilities increased $0.3 million from June 30, 2005 primarily related to the noncurrent portion of the MoneyGram bonuses related to newly constructed and acquired stores, which will be amortized over the appropriate contract period.
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
     We have determined, based on recent operating history, that we receive payment of approximately 94.8% (for loans maturing in the first, second and fourth fiscal quarters) or 95.7% (for loans maturing during tax refund season in the third fiscal quarter) of the loan volume, or principal amount of the loans. Therefore, the loan loss allowance is approximately 5.2% of the principal amount of the loans maturing in the first, second and fourth fiscal quarters and approximately 4.3% of the principal amount of the loans maturing in the third fiscal quarter. Our policy is to charge off all of our short-term consumer loans which are 180 days or more past due or delinquent. Charge-offs are applied as a reduction to the loan loss allowance and any recoveries of previously charged-off loans are applied as an increase to the loan loss allowance.
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

     An analysis of the loan loss allowance with reference to our gross loans receivable (which does not include any Republic Bank loans or First Bank of Delaware loans) is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(in thousands, except percents)
ACE Loans:
Gross loans receivable, beginning of period	$37,993	$30,819	$31,790	$27,663
Originations	145,651	121,355	291,139	232,574
Repayments	(137,616)	(113,873)	(273,172)	(218,254)
Charge-offs	(5,229)	(4,793)	(8,958)	(8,626)
Recoveries	80	977	80	1,128

Gross loans receivable	40,879	34,485	40,879	34,485
Less: Allowance for losses on loans receivable	14,406	12,961	14,406	12,961

Loans receivable, net of allowance	$26,473	$21,524	$26,473	$21,524

Allowance for losses on loans receivable:
Beginning of period	$13,221	$12,021	$11,003	$10,616
Provision for loan losses	6,334	4,756	12,281	9,843
Charge-offs	(5,229)	(4,793)	(8,958)	(8,626)
Recoveries	80	977	80	1,128

End of period	$14,406	$12,961	$14,406	$12,961

Net loan charge-offs as a percent of matured loan volume (1)	4.0%	3.3%	3.4%	3.4%
Allowance as a percent of gross loans receivable	35.2%	37.6%	35.2%	37.6%

(1)	Matured loan volume represents all loans which became due and payable during the reporting period.
     All loans not paid on the due date are considered delinquent, and no additional interest accrues after loan maturity. Loans past due (non-accrual) and loans ninety days or more past due at each date presented are as follows:

	December 31,
	2005	2004
	(in thousands, except percents)
ACE Loans:
Gross loans receivables, end of period	$40,879	$34,485

Loans past due (unpaid at due date)	$13,842	$11,554

Percentage of gross loans receivable	33.9%	33.5%

Loans past due 90+ days	$7,275	$5,845

Percentage of gross loans receivable	17.8%	16.9%
Off-Balance Sheet Arrangement with Republic Bank and First Bank of Delaware
     We are party to marketing and servicing agreements with two banks, Republic Bank and First Bank of Delaware. Under these agreements, we provide various services to the banks in connection with our marketing and servicing of their loans in exchange for marketing and servicing fees equal to a portion of the interest charged by the banks based on loan volume. These services include advertising, application processing and collecting payments from bank customers. As of December 31, 2005, Republic Bank and First Bank of Delaware were offering loans in 441 of our company-owned stores in Arkansas, Pennsylvania and Texas. Approximately $13.9 million, or 10% of our total revenues in the six months ended December 31, 2005 were fees paid to us by Republic Bank and First Bank of Delaware.

     Although we market and service these bank loans, Republic Bank and First Bank of Delaware are responsible for reviewing each loan application and determining whether such application is approved for a loan. We are not involved in the loan approval process, including with respect to determining the loan approval procedures or criteria, nor do we acquire or own any participation interest in these loans. Consequently, Republic Bank loans and First Bank of Delaware loans are not included in our loan portfolio or in our loans receivable and loans are not reflected on our balance sheet. Under our agreement, however, we are obligated to reimburse the banks by paying them an amount equal to the net amount charged off by each bank regarding their loans made in our stores. Therefore, we could be obligated to pay Republic Bank and First Bank of Delaware for loan losses in an amount up to the total outstanding amount of bank loans recorded on their financial statements, which was $6.1 million and $4.5 million as of December 31, 2005 for Republic Bank and First Bank of Delaware, respectively.
     Because of our economic exposure for losses related to the bank loans, we have established a payable to reflect our anticipated losses related to uncollected bank loans that are 180 days or more past due. We believe that the loss experience with Republic Bank loans and First Bank of Delaware loans will be similar to the loss experience with ACE loans because the loan products are similar in amount and credit quality. Accordingly, the payable for amounts due to Republic Bank and First Bank of Delaware for losses regarding bank loans has been established using the same methodology discussed in “- Loan Portfolio” above. We cannot assure you, however, that our estimates will be accurate, and if the Republic Bank and First Bank of Delaware loan losses are materially greater than our recorded amount payable, our financial condition could be materially adversely affected.
     An analysis of the loan loss allowance with reference to Republic Bank’s gross loans receivable (which are not included in our balance sheet) is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(in thousands, except percents)
Gross loans receivable, beginning of period	$5,577	$9,986	$10,713	$9,434
Originations	26,275	50,954	55,038	99,408
Repayments	(23,054)	(47,526)	(55,277)	(93,961)
Charge-offs	(2,722)	(2,001)	(4,398)	(3,487)
Recoveries	—	—	—	19

Gross loans receivable, end of period (1)	6,076	11,413	6,076	11,413
Loan losses paid to banks for loans less than 180 days delinquent	4,340	4,863	4,340	4,863

Gross bank loans receivable	$10,416	$16,276	$10,416	$16,276

Liability for loan losses payable to banks:
Beginning of period	$3,911	$4,584	$4,030	$3,714
Provision	1,778	2,223	3,335	4,560
Charge-offs	(2,722)	(2,001)	(4,398)	(3,487)
Recoveries	—		—	19

End of period	$2,967	$4,806	$2,967	$4,806

Net loan charge-offs as a percent of matured loan volume (2)	10.6%	4.1%	7.7%	3.6%
Liability as a percent of gross bank loans receivable	28.5%	29.5%	28.5%	29.5%

(1)	Republic Bank loans are not carried on our balance sheet.

(2)	Matured loan volume represents all loans which became due and payable during the reporting period.

     An analysis of the loan loss allowance with reference to First Bank of Delaware’s gross loans receivable (which are not included in our balance sheet) is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(in thousands, except percents)
Gross loans receivable, beginning of period	$4,122	$—	$—	$—
Originations	7,730	—	14,999	—
Repayments	(7,391)	—	(10,538)	—
Charge-offs		—	—	—
Recoveries	—	—	—	—

Gross loans receivable, end of period (1)	4,461	—	4,461	—
Loan losses paid to banks for loans less than 180 days delinquent	1,914	—	1,914	—

Gross bank loans receivable	$6,375	$—	$6,375	$—

Liability for loan losses payable to banks:
Beginning of period	$609	$—	$—	$—
Provision	1,305	—	1,914	—
Charge-offs	—	—	—	—
Recoveries	—	—	—	—

End of period	$1,914	$—	$1,914	$—

Net loan charge-offs as a percent of matured loan volume (2)	—	—	—	—
Liability as a percent of gross bank loans receivable	30.0%	—	30.0%	—

(1)	First Bank of Delaware loans are not carried on our balance sheet.

(2)	Matured loan volume represents all loans which became due and payable during the reporting period.
     All loans not paid on the due date are considered delinquent, and no additional interest accrues after loan maturity. Bank loans past due (non-accrual) and bank loans ninety days or more past due at each date presented are as follows:

	Republic Bank		First Bank of Delaware
	December 31,		December 31,
	2005	2004	2005	2004
		(in thousands, except percents)
Gross bank loans receivables, end of period	$10,416	$16,276	$6,375	—

Loans past due (unpaid at due date)	$4,754	$4,700	$1,914	—

Percentage of gross loans receivable	45.6%	28.9%	30.0%	—

Loans past due 90+ days	$2,947	$3,087	$420	—

Percentage of gross loans receivable	28.3%	19.0%	6.6%	—
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
Collection Progression for Quarterly Loan Portfolios

	Collection Percentage
		Actual
Days Following Quarter	Target	Fiscal 2006	Fiscal 2005	Fiscal 2004
	First Quarter

30	91.5%	92.1%	92.6%	92.7%
90	93.2%	93.9%	94.3%	94.9%
180	94.8%		94.6%	95.1%

	Second Quarter

30	91.5%	92.5%	93.1%	93.8%
90	93.2%		95.4%	95.7%
180	94.8%		95.8%	95.8%

	Third Quarter

30	93.0%		94.7%	94.7%
90	94.8%		96.1%	96.0%
180	95.7%		96.5%	96.1%

	Fourth Quarter

30	91.5%		92.7%	93.2%
90	93.2%		94.4%	94.6%
180	94.8%		94.9%	94.9%
Liquidity and Capital Resources
Cash Flows from Operating Activities
     During the six months ended December 31, 2005 and 2004, net cash provided by operating activities was $26.3 million and $13.7 million, respectively. The increase in cash flows from operating activities resulted from timing of remittances to product or service providers, such as Republic Bank, MoneyGram Payment Systems, Inc., and Travelers Express Company Inc., offset by growth in loans receivable.
Cash Flows from Investing Activities
     During the six months ended December 31, 2005 and 2004, net cash used by investing activities was $26.2 million and $13.6 million, respectively. We used $7.5 million and $6.4 million during the six months ended December 31, 2005 and 2004, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Expenditures related to store acquisitions were $18.7 million and $7.2 million for the six months ended December 31, 2005 and 2004, respectively. During the second quarter of fiscal 2006, we acquired 107 stores in a single acquisition from Popular Cash Express, Inc. for a purchase price of $33.6 million, of which $19.4 million was evidenced by a series of convertible promissory subordinated notes, with the remaining balance paid in cash.
Cash Flows from Financing Activities
     Net cash provided by financing activities for the six months ended December 31, 2005 and 2004, was $69.0 million and $11.9 million, respectively. Our revolving advance balance increased $68 million from June 30, 2005 due to the additional cash required to fund store operations on the last weekend in December, and the cost of new store construction and store acquisitions. Gross borrowings related to store acquisition notes payable were $0.6 million. Proceeds from the exercise of restricted stock and stock options were $0.6 million for the six months ended December 31, 2005.
Certain Contractual Commitments
The table below summarizes our obligations for certain leases and acquisition notes payable outstanding as of December 31, 2005:

		Payments Due by June 30,
							2011 and
	Total	2006	2007	2008	2009	2010	thereafter
				(in thousands)
Operating leases	$88,463	$15,622	$26,757	$19,331	$12,082	$7,884	$6,787
Convertible notes payable related to Popular Cash Express acquisition	19,400	—	—	—	—	—	19,400
Acquisition related notes payable	767	145	337	272	13	—	—

Total	$108,630	$15,767	$27,094	$19,603	$12,095	$7,884	$26,187

     As part of our growth strategy, we intend to open new stores in existing and new markets. During the first six months of fiscal 2006, we opened 30 company-owned ACE Cash Express stores and 24 ACE Cash Advance stores. We expect to open a total of approximately 50 to 60 new ACE Cash Express stores and 50 to 60 new ACE Cash Advance stores, resulting in a net gain of approximately 70 to 100 newly-constructed company-owned stores, in fiscal 2006.
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
     The capital cost of opening an ACE Cash Advance store is typically in the range of $35,000 to $45,000, and includes leasehold improvements, signage, computer equipment and security systems. At maturity, ACE Cash Advance stores require working capital of $70,000 to $100,000.
     For the six months ended December 31, 2005, we spent $7.5 million on capital expenditures excluding acquisitions. Our total capital expenditures, excluding acquisitions, are anticipated to be approximately $15 million during our fiscal year ending June 30, 2006, in connection with the opening new stores, the relocation or remodeling of certain existing stores, maintenance, and ongoing upgrades of our information system. The actual amount of capital expenditures will depend in part on the number of new stores opened, the number of stores acquired, and the number of existing stores that are relocated or remodeled. We believe that the 50 to 60 ACE Cash Express stores and the 50 to 60 ACE Cash Advance stores, after closings and dispositions, will require approximately $10 million of working capital to fund operating cash and additions to our loan portfolio. We believe that our existing resources, anticipated cash flows from operations, and credit facilities will be sufficient to finance our anticipated capital expenditures and operational requirements during fiscal 2006.

Credit Facilities
     Our credit facilities are provided under a First Amended and Restated Credit Agreement with a syndicate of banks led by Wells Fargo Bank, National Association, as administrative agent for itself and the other lenders thereunder. The credit agreement provides two revolving line-of-credit facilities that expire June 30, 2008:
•	a $140 million primary revolving credit facility that is available throughout the four-year term; and

•	a $60 million seasonal revolving credit facility that is available during each calendar-year-end holiday and tax season (i.e., December 15 through March 15) during the four-year term. (On January 19, 2006, the seasonal revolving credit facility was increased to $100 million for the 31 days from January 20, 2006 through February 20, 2006.)
The outstanding balance as of December 31, 2005 was $111.3 million, with an available balance on the primary revolving credit facility of $28.7 million. The seasonal revolving credit facility of $60 million is only available during tax season.
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
     We selected the third alternative described above as the annual interest rate for our borrowings under the credit agreement, and as of December 31, 2005, that interest rate was 6.125% (calculated using LIBOR plus 2.25%). Upon an event of default under the credit agreement, the applicable annual interest rate is increased by three hundred basis points.
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
     The credit agreement may be terminated before the stated expiration or maturity date of the revolving credit facilities, requiring all unpaid principal and accrued interest to be paid to the lenders, upon any “event of default” as defined in the credit agreement. The events of default in the credit agreement include (a) nonpayment of amounts due under the credit agreement, (b) the failure to observe or perform covenants set forth in the credit agreement and in the documents ancillary thereto that are not cured, (c) a change in control of us, and (d) any event or circumstance that has a material adverse effect on the collateral secured under the credit agreement or on our business, assets, liabilities, condition (financial or otherwise), or prospects.
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
     As of December 31, 2005, we were in compliance with all of our covenants under our credit agreement.
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
     On April 23, 2003, we entered into an interest-rate swap agreement with JP Morgan Chase Bank, regarding a notional amount of $60 million, associated with the revolving advance facility under our bank credit agreement, to be effective until March 31, 2006. On May 31, 2004, the notional amount was reduced from $60 million to $30 million and increased to $45 million on January 1, 2005. On April 29, 2005, the interest-rate swap agreement was amended to reduce the notional amount to $35 million and extend the effective date from March 31, 2006 to September 29, 2006. The fixed rate effective on December 31, 2005, prior to adding the applicable margin, was 3.925%.
     During the first quarter of fiscal 2006, we entered into an additional swap agreement with Wells Fargo Bank associated with our revolving advance facility under our bank credit agreement with a notional amount of $30 million, which will be effective from September 29, 2006 until September 28, 2007. The fixed rate effective for the term of the agreement, prior to adding the applicable margin, will be 4.46%.
Stock Repurchase Program
     In May 2005, our board of directors established a program authorizing up to $20 million for the repurchase of shares of our common stock in the open market or negotiated transactions. As of December 31, 2005, no shares have been repurchased. The repurchase program does not have an expiration date, but will terminate when we have made all of the authorized repurchases or earlier by our board of directors.
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
     Our business requires significant amounts of cash for services and inventory. Much of that cash is obtained through borrowing. Therefore, we have, and we expect to have, a significant amount of outstanding debt and may incur additional debt in the future as we seek to expand our business. As of December 31, 2005, our short-term debt was $111.3 million, and we had no material long-term debt.
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
     The revised FDIC guidelines issued in March 2005 include a requirement that banks (such as Republic Bank and First Bank of Delaware) develop procedures to ensure that a payday loan is not provided to any customer with payday loans from any lender for more than three months in the previous 12 months. The revised FDIC guidelines also suggest that supervised lenders should offer a customer subject to such a limitation, or refer such a customer to, a longer-term loan product. In response to the revised FDIC guidelines, customers at our stores in Texas, Pennsylvania and Arkansas who are denied or do not want a shorter-term Republic Bank loan, may apply for a longer-term First Bank of Delaware installment loan. It is unclear at this time what procedures and/or alternate products the FDIC may accept as conforming with the revised guidelines. If the implementation and enforcement of the revised FDIC guidelines or any newly promulgated guidelines by the FDIC, or any order, law, rule or regulation by the States of Kentucky or Delaware or the FDIC, were to have the effect of significantly curtailing either Republic Bank’s short-term consumer lending services or First Bank of Delaware’s installment lending services, our revenues derived from fees from Republic Bank or First Bank of Delaware would be materially adversely affected, unless we could offer, or we could secure an agreement with another financial institution not subject to such limitations to offer, similar or alternate services. We cannot assure you that we would be successful in offering similar or alternate services or finding such a replacement financial institution, in the latter case especially because arrangements like ours with Republic Bank and First Bank of Delaware are coming under increasing political and regulatory scrutiny. Lawsuits filed against banks offering short-term consumer loans, such as one filed by the New York State Attorney General’s office in September 2003 discussed below, may hinder our ability to partner with a replacement bank or to establish relationships with new banks in other states as part of our growth strategy. Any alternate or similar services or agreement with a replacement bank or new bank may also not be on terms as favorable to us as our current agreements with Republic Bank and First Bank of Delaware.
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
     During the last few years, we and our competitors have been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of consumer loans, particularly those with a shorter-term. In our case, such litigation and regulatory proceedings historically primarily involved attempts by plaintiffs to recharacterize us as the true lender of short-term consumer loans made by Goleta National Bank through our stores, in part because we acquired participations in the Goleta loans. Although our relationship with Goleta has been terminated and we have settled the related class action lawsuit, we cannot assure you that we will not be subject to future lawsuits associated with our consumer loan services.

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
     We maintain an allowance for loan losses at levels to cover the anticipated losses in the collection of the portfolio of loans that we make. We determine our allowance for loan losses based upon a review of historical loan losses and the loan portfolio. Our allowance for loan losses is periodically reviewed by our management. For the six months ended December 31, 2005, our loan loss provision was $12.3 million, and we charged-off $9.0 million related to our loans. Our loan loss provision, however, is an estimate, and if actual loan losses are materially greater than our loan loss provision, our financial condition could be materially adversely affected.
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
     As of December 31, 2005, Republic Bank’s financial statements reflect a total outstanding amount of $6.1 million for Republic Bank loans and First Bank of Delaware’s financial statements reflect a total outstanding amount of $4.5 million for First Bank of Delaware loans. These amounts are not included on our balance sheet. For the six months ended December 31, 2005, we provided a payable of approximately $3.3 million for losses on Republic

Bank loans and charged-off $4.4 million related to Republic Bank loans, and provided a payable of approximately $1.9 million for losses on First Bank of Delaware loans and charged-off no amounts since we only began marketing and servicing First Bank of Delaware loans on August 1, 2005. The balance of the liability for Republic Bank loan losses reported in accrued liabilities as of December 31, 2005 was $3.0 million. The balance of the liability for First Bank of Delaware loan losses reported in accrued liabilities as of December 31, 2005 was $1.9 million. The payables to Republic Bank and First Bank of Delaware are however, estimates. If actual loan losses are materially greater than our recorded amount payable to either of these banks, our financial condition could be materially adversely affected.
A significant portion of our consumer lending business is derived from our relationships with Republic Bank and First Bank of Delaware, and a loss of either relationship could adversely affect our liquidity and profits.
Under our marketing and servicing agreements with each of Republic Bank and First Bank of Delaware, we provide various services to such banks in connection with our marketing and servicing of their loans in exchange for which we receive a portion of the interest, and in the case of First Bank of Delaware, a portion of certain other fees, collected from borrowers. As of December 31, 2005, each of Republic Bank and First Bank of Delaware was offering its loans in 441 of our company-owned stores in Texas, Pennsylvania and Arkansas. Approximately 10% of our total revenues in the six months ended December 31, 2005 was derived from marketing and servicing fees paid to us by Republic Bank and First Bank of Delaware.
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
     The term of our agreement with First Bank of Delaware expires July 21, 2008, and will renew for an additional 12 months unless either party elects to terminate it as of July 21, 2008 by providing at least 90 days’ notice to the other party before that date. The agreement may be terminated before its scheduled expiration: (i) automatically if either party seeks protection under any federal or state bankruptcy, insolvency, receivership, or similar law; (ii) automatically if First Bank of Delaware is placed into conservatorship or receivership with the FDIC or other authority; (iii) automatically if an involuntary bankruptcy or insolvency petition is filed against us and not dismissed within 30 days of that filing or a receiver or any regulatory authority takes control of us; (iv) by either party if the other party commits a material breach of, or other specified default under, the agreement and fails to cure such breach or default within 30 days of notice; (v) by First Bank of Delaware, upon 90 days’ notice, if First Bank of Delaware becomes aware of any adverse legal, regulatory, or other developments that could have a material adverse impact on First Bank of Delaware, the profitability of its activities under the agreement, or its litigation or risk exposure; (vi) by us, upon 90 days’ notice, if First Bank of Delaware changes its loan-related policies in a manner that is reasonably likely to have, or if we become aware of any adverse legal, regulatory, or other developments that could have, a material adverse impact on us, the profitability of our activities under the agreement, or our litigation or risk exposure; or (vii) by us, upon 90 days’ notice, if we determine that we can profitably engage in installment-loan or deferred-deposit transactions in Texas independent of First Bank of Delaware, except that upon any termination for this reason on or before December 31, 2006, we must pay First Bank of Delaware a termination fee of $100,000.
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
     We are a party to a money order agreement with Travelers Express under which we exclusively sell Travelers Express money orders that bear our logo. Under this agreement, we are obligated to make prompt remittances of money order proceeds. We are also an agent for the receipt and transmission of wire transfers of money through the MoneyGram network in accordance with an agreement with Travelers Express and MoneyGram Payment Systems, Inc., an affiliate of Travelers Express. Approximately 7% of our total revenues for the six months ended December 31, 2005 were derived from these agreements. Our relationship with Travelers Express and its affiliates is therefore significant to our business. Accordingly, if any disruption in this relationship occurs, it could materially and adversely affect our liquidity and profits.
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
     As of December 31, 2005, our principal shareholders, directors and executive officers, and entities affiliated with them, owned approximately 12% of the outstanding shares of our common stock. As a result, these shareholders, if acting together, are able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium of their common stock as a party of a sale of our company and might ultimately affect the market price of our common stock.
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

     The fair value of our existing interest-rate swaps was an asset of $226,000 as of December 31, 2005. The associated underlying debt has equaled or exceeded the notional amount for each swap throughout the existence of the swap, and we anticipate that it will continue to do so. Each existing swap is based on the same index as, and repriced on a consistent basis with its corresponding underlying debt.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Pending Putative Class Actions
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
     On November 10, 2005, Latoya Jackson filed in the Superior Court for the City and County of Alameda, a putative class action against us and some of our subsidiaries alleging, among other things, that we failed to provide adequate meal periods and rest breaks to our employees as required under California law.
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
Resolved Putative Class Action
     On June 13, 2005, Rebecca Webb and Pamela List, both of whom are our former employees, filed in the United States District Court for the Eastern District of Texas, Marshall Division, a putative class action against us under the Fair Labor Standards Act seeking to recover overtime wages allegedly due to “center managers” and “managers-in-training” who regularly worked in excess of 45 hours per week. On January 25, 2006, this lawsuit was dismissed.
Other Incidental Proceedings
     We are also involved from time to time in various legal proceedings incidental to the conduct of our business. We believe that none of these incidental legal proceedings, or any other threatened legal proceedings, will result in any material impact on our financial condition, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth information regarding our repurchases of shares of common stock during the quarter ended December 31, 2005:

			Total Number	Maximum
			of Shares	Approximate
			Purchased as	Dollar Value of
	Total		Part of Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
	Purchased	Per Share	Programs	or Programs
Period	(1)	(1)	(2)	(2)
October 1 – October 31	—	—	—	$20,000,000
November 1 – November 30	2,438	$0.01	—	$20,000,000
December 1 – December 31	—	—	—	$20,000,000

Total	2,438	$0.01	—	$20,000,000

(1)	All of these shares were issued as restricted stock under our 1997 Stock Incentive Plan, and upon forfeiture, we privately repurchased them from the grantees of the restricted stock for the per share amount (par value) paid by them. These repurchases were not made as part of our publicly announced repurchase program.

(2)	Our board has established a program authorizing up to $20 million for the repurchase of shares of our common stock. As of December 31, 2005, no shares have been repurchased. The repurchase program does not have an expiration date, but will terminate when we have made all of the authorized repurchases or earlier by our board of directors.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company held its Annual Meeting of Shareholders on November 11, 2005. At this meeting, the Company’s shareholders elected eight directors of the Company to serve until the next annual meeting or until their successors are elected and qualified. The table below shows the votes cast in favor of the election of the eight directors and the votes against their election. There were no abstentions or broker non-votes.

Director	Votes For	Votes Withheld
Raymond C. Hemmig	9,167,571	3,229,024
Robert P. Allyn	12,062,541	334,054
J. M. Haggar, III	12,062,641	333,954
Marshall B. Payne	11,984,380	412,215
Michael S. Rawlings	12,062,641	333,954
Edward W. Rose III	11,865,829	530,766
Jay B. Shipowitz	9,252,960	3,143,635
Charles Daniel Yost	11,984,980	411,615
At this meeting, the Company’s shareholders also approved a proposal to adopt the Company’s new Non-Employee Directors Stock Incentive Plan. An aggregate 7,742,354 shares were voted for the proposal, 2,042,680 shares were voted against the proposal, and 7,850 shares abstained.
     There were no other matters submitted to a vote of the Company’s shareholders at this meeting.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
10.1	Second Amendment to the Asset Purchase Agreement dated November 22, 2005, between the Company and Popular Cash Express, Inc.

10.2	Third Amendment dated as of December 27, 2005, among Ace Funding LLC, ACE Cash Express, Inc., the Company, Autobahn Funding Company, LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE CASH EXPRESS, INC.

January 27, 2006	By:	/s/ WILLIAM S. MCCALMONT
William S. McCalmont
Executive Vice President and
Chief Financial Officer
(Duly authorized officer and
principal financial officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	Second Amendment to the Asset Purchase Agreement dated November 22, 2005, between the Company and Popular Cash Express, Inc.

10.2	Third Amendment dated as of December 27, 2005, among Ace Funding LLC, ACE Cash Express, Inc., the Company, Autobahn Funding Company, LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.