Form 10-Q
period 2006-03-31
ACE CASH EXPRESS INC/TX
filed 2006-05-05
CIK 849116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 3, 2006
Common Stock, $.01 par value	14,025,769 shares

ACE CASH EXPRESS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS
ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	June 30,
	2006	2005
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$157,809	$109,430
Accounts receivable, net	7,236	3,969
Loans receivable, net	21,325	20,787
Prepaid expenses, inventories and other current assets	13,022	13,685

Total Current Assets	199,392	147,871

Noncurrent Assets
Property and equipment, net	44,421	37,657
Covenants not to compete, net	2,095	1,668
Goodwill	133,199	98,702
Other assets	8,239	6,723

Total Assets	$387,346	$292,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Revolving advances	$79,900	$43,300
Accounts payable, accrued liabilities and other current liabilities	48,999	36,117
Money orders payable	10,568	4,867

Total Current Liabilities	139,467	84,284

Noncurrent Liabilities
Deferred income tax	2,876	4,302
Deferred revenue	3,648	3,271
Convertible notes payable	19,400	—
Other liabilities	4,558	4,079

Total Liabilities	169,949	95,936

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 14,237,168 and 13,912,045 shares issued and 14,025,768 and 13,700,645 shares outstanding, respectively	140	137
Additional paid-in capital	103,195	103,544
Retained earnings	116,556	98,836
Accumulated comprehensive income (loss)	213	(56)
Treasury stock, at cost, 211,400 shares	(2,707)	(2,707)
Unearned compensation — restricted stock	—	(3,069)

Total Shareholders’ Equity	217,397	196,685

Total Liabilities and Shareholders’ Equity	$387,346	$292,621

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Revenues	$91,161	$78,464	$229,618	$205,237

Store expenses:
Salaries and benefits	21,743	17,593	56,997	48,147
Occupancy	11,470	9,179	30,893	25,739
Provision for loan losses and doubtful accounts	7,927	6,293	25,548	20,755
Depreciation	2,252	2,744	6,477	6,202
Hurricane Katrina related expenses	(445)	—	1,210	—
Other	12,618	10,542	33,191	29,915

Total store expenses	55,565	46,351	154,316	130,758

Gross margin	35,596	32,113	75,302	74,479

Region expenses	7,007	6,110	19,032	17,135
Headquarters expenses	6,694	5,295	17,101	15,041
Franchise expenses	328	321	907	909
Other depreciation and amortization	1,038	857	2,748	2,242
Loss on early extinguishment of debt	692	—	692	—
Interest expense, net	3,657	2,828	5,703	4,215
Other (income) expense, net	32	256	68	322

Income before income taxes	16,148	16,446	29,051	34,615
Provision for income taxes	6,297	6,578	11,331	13,846

Net income	$9,851	$9,868	$17,720	$20,769

Earnings per share:
Basic	$0.73	$0.72	$1.31	$1.54
Diluted	$0.68	$0.71	$1.26	$1.49

Weighted average number of common shares outstanding:
Basic	13,546	13,620	13,511	13,485
Diluted	14,582	13,952	14,191	13,924
The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
INTERIM UNAUDITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$17,720	$20,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,225	8,444
Provision for loan losses	25,412	20,651
Provision for doubtful accounts	144	113
Non-cash expenses related to Hurricane Katrina	974	—
Loss on disposal of property and equipment	758	1,262
Deferred revenue	(2,439)	(2,140)
Deferred income taxes	(1,426)	—
Stock option expense	552	—
Compensation on restricted stock grants	1,561	937
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,411)	1,374
Loans receivable	(17,999)	(13,463)
Prepaid expenses, inventories and other current assets	762	709
Other assets	(1,317)	(2,274)
Accounts payable, accrued liabilities and other liabilities	6,933	2,035
Money orders payable	5,701	698

Net cash provided by operating activities	43,150	39,115

Cash flows from investing activities:
Purchases of property and equipment, net	(13,269)	(10,802)
Store acquisition purchase price, net of cash received and convertible notes issued	(19,124)	(19,363)

Net cash used by investing activities	(32,393)	(30,165)

Cash flows from financing activities:
Net increase in revolving advances	36,600	(9,000)
Gross borrowings of acquisition notes payable	600	238
Gross repayments of acquisition notes payable	(186)	—
Tax benefit from stock options	18	—
Proceeds from stock options exercised and restricted stock granted	590	3,296

Net cash provided by financing activities	37,622	(5,466)

Net increase in cash and cash equivalents	48,379	3,484
Cash and cash equivalents, beginning of period	109,430	123,041

Cash and cash equivalents, end of period	$157,809	$126,525

Supplemental disclosures of cash flows information:
Interest paid	$4,722	$3,508
Income taxes paid	$7,928	$8,179

Non-cash investing activities:
Issuance of convertible notes	$19,400	$—
The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC.AND SUBSIDIARIES
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
For short-term or payday loans made by us, for the Republic Bank loans and First Bank of Delaware loans (both defined below) for which we act only as marketing agent and servicer for a fee from the lender, revenue constituting loan fees and interest (whether paid by the customer or the lender) is recognized ratably over the term of each loan. On March 1, 2006, we began, through our wholly owned subsidiary, ACE Credit Services, LLC, offering and providing credit services under a credit services organization (“CSO”) program in our Texas stores to customers who apply for short-term loans offered by True Financial Services, LP, an independent third-party lender. In addition to assisting customers with loan applications, if the customer is approved for and accepts the loan, we provide a letter of credit to True Financial to secure the customer’s payment obligations in the event of a default by them. The customer is charged a fee under the CSO program (“CSO fees”) for the provision of these credit services. The CSO fees are deferred and amortized over the term of the loan and included in short-term consumer loan fees in the accompanying consolidated statements of earnings. For financial reporting purposes, ACE Credit Services, LLC is our consolidated subsidiary and all fees received by ACE Credit Services, LLC from the CSO loan product are and will be reflected in our consolidated financial statements.
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
Capitalization of Certain Development Costs
Effective July 1, 2005, we began capitalizing certain internal costs directly associated with the site selection, design, and construction of new stores. These costs are recorded as part of leasehold improvements and are depreciated over the shorter of 120 months or the lease term. During the three and nine months ended March 31, 2006, we capitalized $67,000 and $179,000, respectively.
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
Earnings Per Share Disclosure
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands)
Net income	$9,851	$9,868	$17,720	$20,769
Interest expense on convertible notes payable, net of tax benefit	107	—	152	—

Net income — diluted	$9,958	$9,868	$17,872	$20,769

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands)
Weighted average number of common shares outstanding:
Basic	13,546	13,620	13,511	13,485
Effect of dilutive securities:
Stock options and restricted stock	311	332	343	439
Convertible notes payable	725	—	337	—

Diluted	14,582	13,952	14,191	13,924

Earnings per share:
Basic	$0.73	$0.72	$1.31	$1.54
Diluted	$0.68	$0.71	$1.26	$1.49
The following table presents the options to purchase shares of common stock which were not included in the computation of diluted earnings per share for the three and nine months ended March 31, 2006 and 2005 because the exercise prices of those options were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands)
Options not included in the computation of earnings per share	96	85	149	85
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
Adoption of SFAS 123(R)
Until June 30, 2005, we accounted for our stock incentive plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Therefore, we reflected only restricted stock expense in our reported net income, because all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective July 1, 2005, we adopted SFAS 123(R), “Share Based Payment,” which requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period. We used the modified-prospective-transition method. Under this transition method, stock-based compensation cost recognized in the period ended March 31, 2006 includes: (a) compensation cost for all unvested stock-based awards as of July 1, 2005 that were granted prior to July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As a result of adopting SFAS 123(R) on July 1, 2005, our income before income taxes for the three months and nine months ended March 31, 2006, respectively, was $0.3 million and $0.6 million lower than if we had continued to account for share-based compensation under APB 25.
Pro-forma Disclosures
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation for the prior period presented:

	Three Months	Nine Months
	Ended	Ended
	March 31, 2005	March 31, 2005
	(in thousands, except per share amounts)
Net income, as reported	$9,868	$20,769

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock option awards, net of related tax effects	243	955

Deduct: Total stock-based non-employee director compensation expense determined under fair value based methods for all stock option awards, net of related tax effects	—	70

Pro forma net income	$9,625	$19,744

Earnings per share:
Basic — as reported	$0.72	$1.54
Basic — pro forma	$0.71	$1.46

Diluted — as reported	$0.71	$1.49
Diluted — pro forma	$0.69	$1.42
Stock Option Plan
Outstanding employee options are generally exercisable annually in installments over a three- to four-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options expire ten years after the date of grant. Restricted stock are shares of the Company’s common stock and cannot be transferred by the holder until its restrictions are lifted, usually in accordance with a vesting schedule of three- to five-years from the date of grant. Restricted stock is expensed based on the fair market value on the grant date. Prior to the adoption of SFAS 123(R), unearned compensation for grants of restricted stock equivalent to the fair value of the shares at the date of grant was recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the awards’ vesting period. In accordance with of SFAS 123(R), shareholders’ equity is credited commensurate with the recognition of compensation expense. All unamortized unearned compensation at March 31, 2006 was reclassified to additional paid-in capital.
Outstanding non-employee director options are generally exercisable annually in installments over a three-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. The options granted under the 1995 non-employee director plan expire five years after the date of grant and options granted under the 2005 non-employee director plan expire ten years after the date of grant. Restricted stock cannot be transferred by the holder until its restrictions are lifted, usually in accordance with a vesting schedule of three years from the date of grant. Restricted stock is expensed based on the fair market value on the grant date. The 1995 non-employee director stock incentive plan expired on March 26, 2005, however, any outstanding stock options or restricted stock expire five years from the date of grant. At the annual shareholders’ meeting held on November 11,

2005, shareholders approved the 2005 non-employee directors stock incentive plan. The Board of Directors had adopted the plan on August 23, 2005, subject to shareholder approval. A total of 200,000 shares of common stock were reserved for grant or issuance as incentive compensation to our non-employee directors under the new plan.
Determining Fair Value
Valuation and Amortization Method— We estimate the fair value of stock options granted using the Black-Scholes option-pricing formula and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.
Expected Term— The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards.
Expected Volatility—Stock-based payments made prior to July 1, 2005 were accounted for using the intrinsic value method under APB 25. The fair value of stock based payments made subsequent to June 30, 2005 were valued using the Black-Scholes valuation method with a volatility factor based on the Company’s historical stock trading history.
Risk-Free Interest Rate— We base the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on U.S. Treasury securities with an equivalent term.
Estimated Forfeitures—When estimating forfeitures, we consider voluntary termination behavior as well as analysis of actual option forfeitures.
Fair Value— The weighted average fair value of each employee option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2005:

Three Months Ended
March 31, 2005
Expected volatility	45%
Expected life (years)	4.0
Risk-free interest rate	4.2%
Expected forfeitures	3.9%
Expected dividends	None
The weighted average fair value of each non-employee director option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during each of the three months ended March 31, 2005:

Three Months Ended
March 31, 2005
Expected volatility	45%
Expected life (years)	4.7
Risk-free interest rate	4.2%
Expected forfeitures	None
Expected dividends	None
No stock options were granted during the three months ended March 31, 2006 under either the employee plan or the non-employee director plan.
Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. In accordance with guidance in SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. During the three months ended March 31, 2006, no excess tax benefits were recorded as a financing cash inflow. For the nine months ended March 31, 2006, we recorded $18,000 of excess tax benefits as a financing cash inflow.
The following table illustrates the stock options granted during the three and nine months ended March 31, 2006, and stock option expense reported in net income and recognized in accordance with SFAS 123(R) for the employee stock incentive plan and the non-employee director stock incentive plans for the three and nine months ended March 31, 2006:

	Three Months	Nine Months
	Ended	Ended
	March 31, 2006	March 31, 2006
Number of shares of stock options granted:
Employee stock incentive plan	—	37,850
1995 non-employee director stock incentive plan	—	—
2005 non-employee director stock incentive plan	—	11,250

	—	49,100

Total stock-based compensation expense determined under fair value based methods for all stock option awards:
Employee stock incentive plan	$229,264	$465,133
1995 non-employee director stock incentive plan	25,831	61,415
2005 non-employee director stock incentive plan	12,756	25,513

	$267,851	$552,061

A summary of stock option activity under each plan as of March 31, 2006 and changes during the nine months ended March 31, 2006 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000)
Employee Stock Incentive Plan:
Outstanding at June 30, 2005	627,570	$14.52
Granted	37,850	$23.68
Exercised	(33,456)	$10.23		$366
Forfeited or expired	(1,123)	$9.15

Outstanding at March 31, 2006	630,841	$15.20	5.9	$6,115

Exercisable at March 31, 2006	427,150	$13.41	4.9	$4,903

1995 Non-employee Director Stock Incentive Plan:
Outstanding at June 30, 2005	93,751	$13.62
Granted	—	—
Exercised	(21,250)	$11.53		$215
Forfeited or expired	(5,000)	$11.00

Outstanding at March 31, 2006	67,501	$14.47	2.0	$703

Exercisable at March 31, 2006	52,501	$11.07	1.5	$725

2005 Non-employee Director Stock Incentive Plan:
Outstanding at June 30, 2005	—	—
Granted	11,250	$24.35		—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2006	11,250	$24.35	9.7	$6

Exercisable at March 31, 2006	—	—	—	—

A summary of the nonvested shares as of March 31, 2006, and changes made during the nine months ended March 31, 2006 is presented below:

		Weighted
		Average
		Grant Date
Options	Shares	Fair Value
Employee Stock Incentive Plan:
Nonvested at June 30, 2005	285,129	$6.95
Granted	37,850	$9.14
Vested	(118,165)	$6.31
Forfeited	(1,123)	$4.69

Nonvested March 31, 2006	203,691	$7.74

1995 Non-employee Director Stock Incentive Plan:
Nonvested at June 30, 2005	30,835	$9.22
Granted	—	—
Vested	(10,835)	$8.40
Forfeited	(5,000)	$5.12

Nonvested March 31, 2006	15,000	$11.18

2005 Non-employee Director Stock Incentive Plan:
Nonvested at June 30, 2005	—	—
Granted	11,250	$10.21
Vested	—	—
Forfeited	—	—

Nonvested March 31, 2006	11,250	$10.21

As of March 31, 2006, there was $1.3 million of total unrecognized stock option compensation cost relate to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 3.0 years. The total fair value of shares vested during the nine months ended March 31, 2006 was $0.8 million. Cash received from stock options exercised under all three plans for the nine months ended March 31, 2006 and 2005 was $0.6 million and $3.6 million, respectively.

Restricted Stock Grants
The following table presents restricted stock granted and forfeited under the employee stock incentive plan and the non-employee director stock incentive plans, and the stock-based compensation cost reflected in our reported net income for the three and nine months ended March 31, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Number of shares of restricted stock granted:
Employee stock incentive plan	70,000	8,500	262,650	79,150
Non-employee director stock incentive plans	15,030	1,750	15,030	12,250

	85,030	10,250	277,680	91,400

Number of shares of restricted stock forfeited:
Employee stock incentive plan	(4,200)	(7,138)	(7,263)	(10,852)
Non-employee director stock incentive plans	—	—	—	—

	(4,200)	(7,138)	(7,263)	(10,852)

Stock-based compensation expense for restricted stock grants:
Employee stock incentive plan	$650,572	$209,000	$1,392,547	$857,000
Non-employee director stock incentive plans	73,495	42,000	168,547	80,000

	$724,067	$251,000	$1,561,094	$937,000

A summary of restricted stock activity under each plan as of March 31, 2006 and changes during the nine months ended March 31, 2006 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Restricted	Contractual	Value
Restricted Stock	Shares	Stock Price	Term	($000)
Employee Stock Incentive Plan:
Outstanding at June 30, 2005	247,080	$0.01
Granted	262,650	$0.01
Restriction lapsed	(55,488)	$0.01		$1,392
Forfeited or expired	(7,263)	$0.01

Outstanding at March 31, 2006	446,979	$0.01	7.4	$11,208

1995 Non-employee Director Stock Incentive Plan:
Outstanding at June 30, 2005	18,085	$0.01
Granted	—	—
Restriction lapsed	(6,996)	$0.01		$170
Forfeited or expired	—	—

Outstanding at March 31, 2006	11,089	$0.01	3.4	$276

2005 Non-employee Director Stock Incentive Plan:
Outstanding at June 30, 2005	—	—
Granted	15,030	$0.01
Restriction lapsed	—	—		—
Forfeited or expired	—	—		—

Outstanding at March 31, 2006	15,030	$0.01	9.7	$374

A summary of the nonvested shares as of March 31, 2006, and changes made during the nine months ended March 31, 2006 is presented below:

		Weighted
		Average
		Grant Date
Restricted Stock	Shares	Fair Value
Employee Stock Incentive Plan:
Nonvested at June 30, 2005	250,580	$15.93
Granted	262,650	$23.54
Restriction lapsed	(55,488)	$18.52
Forfeited	(7,263)	$24.04

Nonvested March 31, 2006	450,479	$19.98

1995 Non-employee Director Stock Incentive Plan:
Nonvested at June 30, 2005	18,085	$29.10
Granted	—	—
Restriction lapsed	(6,996)	$28.94
Forfeited	—	—

Nonvested March 31, 2006	11,089	$29.21

2005 Non-employee Director Stock Incentive Plan:
Nonvested at June 30, 2005	—	—
Granted	15,030	$24.88
Restriction lapsed	—	—
Forfeited	—	—

Nonvested March 31, 2006	15,030	$24.88

As of March 31, 2006, there was $5.4 million of total unrecognized compensation cost relate to nonvested restricted share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 4.9 years. The total fair value of shares vested during the nine months ended March 31, 2006 and 2005, was $1.6 million and $0.7 million, respectively.
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
The grant date fair value of this grant is $2.5 million. Since the attainment of these goals does not look probable at this time, no expense associated with this grant has been reported.
On January 23, 2006, the previous Executive Employment Agreement with our chief executive officer was amended and restated to revise the provision under which we agreed to grant 198,000 shares of common stock as restricted stock under the 1997 Stock Incentive Plan. These shares vest based on the future market price of our common stock and are excluded from the restricted stock activity reported.
Summary of Stock Option and Restricted Stock Activity
We issue new shares of common stock upon exercise of stock options and issuance of restricted stock grants. The following is a summary of option and restricted stock activity for our stock incentive plans:

		Outstanding
		Stock	Restricted	Available
	Reserved	Options	Stock	for Grant
Employee Stock Incentive Plan:
Shares at June 30, 2005	1,285,984	627,570	247,080	411,334
Granted	—	37,850	262,650	(300,500)
Exercised	(33,456)	(33,456)	—	—
Restrictions lapsed	(55,488)	—	(55,488)	—
Canceled	—	(1,123)	(7,263)	8,386

Shares at March 31, 2006	1,197,040	630,841	446,979	119,220

1995 Non-Employee Director Stock Incentive Plan:
Shares at June 30, 2005	111,836	93,751	18,085	—
Granted	—	—	—	—
Exercised	(21,250)	(21,250)	—	—
Restrictions lapsed	(6,996)	—	(6,996)	—
Canceled	(5,000)	(5,000)	—	—

Shares at March 31, 2006	78,590	67,501	11,089	—

2005 Non-Employee Director Stock Incentive Plan:
Shares at June 30, 2005	—	—	—	—
Plan approved	200,000	—	—	200,000
Granted	—	11,250	15,030	(26,280)
Exercised	—	—	—	—
Restrictions lapsed	—	—	—	—
Canceled	—	—	—	—

Shares at March 31, 2006	200,000	11,250	15,030	173,720

2. OPERATING SEGMENTS
Our reportable segments are strategic business units that differentiate between company-owned and franchised stores. Company-owned store revenue is generated from store customer-transaction processing, and franchised store revenue is generated from the franchise fees charged for opening the store and on-going royalty fees. Segment information for the three months and nine months ended March 31, 2006 and 2005 was as follows:

	Company-
	owned	Franchised	Other	Total
	(in thousands)
Three Months Ended March 31, 2006:
Revenue	$90,326	$835	$—	$91,161

Gross margin	34,761	835	—	35,596
Region, headquarters, franchise expenses	(13,701)	(328)	—	(14,029)
Other depreciation and amortization	(1,033)	(5)	—	(1,038)
Loss on early extinguishment of debt	(692)	—	—	(692)
Interest expense, net	—	—	(3,657)	(3,657)
Other expense, net	(32)	—	—	(32)

Income (loss) before taxes	$19,303	$502	$(3,657)	$16,148

Three Months Ended March 31, 2005:
Revenue	$77,701	$763	$—	$78,464

Gross margin	31,350	763	—	32,113
Region, headquarters, franchise expenses	(11,405)	(321)	—	(11,726)
Other depreciation and amortization	(851)	(6)	—	(857)
Interest expense, net	—	—	(2,828)	(2,828)
Other expense, net	—	—	(256)	(256)

Income (loss) before taxes	$19,094	$436	$(3,084)	$16,446

Segment information for the nine months ended March 31, 2006 and 2005 was as follows:

	Company-
	owned	Franchised	Other	Total
	(in thousands)
Nine Months Ended March 31, 2006:
Revenue	$227,189	$2,429	$—	$229,618

Gross margin	72,873	2,429	—	75,302
Region, headquarters, franchise expenses	(36,133)	(907)	—	(37,040)
Other depreciation and amortization	(2,732)	(16)	—	(2,748)
Loss on early extinguishment of debt	(692)	—	—	(692)
Interest expense, net	—	—	(5,703)	(5,703)
Other income (expense), net	(68)	—	—	(68)

Income (loss) before taxes	$33,248	$1,506	$(5,703)	$29,051

	Company-
	owned	Franchised	Other	Total
	(in thousands)
Nine Months Ended March 31, 2005:
Revenue	$202,872	$2,365	$—	$205,237

Gross margin	72,114	2,365	—	74,479
Region, headquarters, franchise expenses	(32,176)	(909)	—	(33,085)
Other depreciation and amortization	(2,229)	(13)	—	(2,242)
Interest expense, net	—	—	(4,215)	(4,215)
Other expense, net	—	—	(322)	(322)

Income (loss) before taxes	$37,709	$1,443	$(4,537)	$34,615

Segment information as of March 31, 2006 and 2005 was as follows:

	Company-
	owned	Franchised	Total
	(in thousands, except for number of stores)
As of March 31, 2006:
Total assets	$385,139	$2,207	$387,346
Number of stores	1,328	229	1,557

As of March 31, 2005:
Total assets	$293,358	$1,199	$294,557
Number of stores	1,118	213	1,331
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
The associated underlying hedged liability has equaled or exceeded the notional amount for each of our interest-rate swaps throughout the existence of the interest-rate swaps, and we anticipate that it will continue to do so with respect to the swaps in effect as of March 31, 2006. The interest-rate swaps are based on the same index as their respective underlying debt. The interest-rate swaps to date have been highly effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated comprehensive income (loss) into earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness during the three or nine months ended March 31, 2006 or 2005.

Our interest-rate swap agreement with JP Morgan Chase Bank associated with our revolving advance facility under our bank credit agreement with a notional amount of $35 million is effective until September 29, 2006. The fixed rate effective on March 31, 2006, prior to adding the applicable margin, was 4.263%.
In September 2005, we entered into an additional swap agreement with Wells Fargo Bank associated with our revolving advance facility under our bank credit agreement with a notional amount of $30 million, which will be effective from September 29, 2006 until September 28, 2007. The fixed rate effective for the term of the agreement, prior to adding the applicable margin, will be 4.46%.
The interest-rate swaps affected interest expense as follows for the three and nine months ended March 31, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands)
Increase (decrease ) in interest expense	$(52)	$45	$(25)	$226
The average notional amounts and the related average effective swap interest rates for the nine months ended March 31, 2006 and 2005, along with the rates effective on March 31, 2006 and 2005 are as follows:

	March 31, 2006			March 31, 2005
		Average	Ending		Average	Ending
		Effective	Effective		Effective	Effective
	Average	Swap	Swap	Average	Swap	Swap
	Notional	Interest	Interest	Notional	Interest	Interest
Corresponding Debt	Amount	Rate	Rate	Amount	Rate	Rate
	(in millions)			(in millions)
Revolving advance	$35	6.175%	6.175%	$35	5.400%	5.215%
The fair value of the interest-rate swap increased by $75,000 and $269,000, net of tax, during the three and nine months ended March 31, 2006, respectively. The fair value of the interest rate swaps increased by $144,000 and $174,000, net of tax, for the three and nine months ended March 31, 2005, respectively. These changes have been recorded in accumulated comprehensive income (loss). The estimated net amount expected to reduce interest expense during the next twelve months is $244,000.
Accumulated comprehensive income (loss) balances related to the interest-rate swaps are as follows:

	Accumulated Other Comprehensive			Change in Accumulated Other
	Income (Loss) as of			Comprehensive Income (Loss) for the
				Three Months	Nine Months
Corresponding	March 31,	December 31,	June 30,	Ended	Ended
Debt	2006	2005	2005	March 31, 2006	March 31, 2006
	(in thousands)
Revolving advance	$213	$138	(56)	$75	$269

				Three Months	Nine Months
	March 31,	December 31,	June 30,	Ended	Ended
	2005	2004	2004	March 31, 2005	March 31, 2005
Revolving advance	$4	$(140)	$(170)	$144	$174

A summary of comprehensive income for the three and nine months ended March 31, 2006 and 2005 is presented below:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands)
Net income	$9,851	$9,868	$17,720	$20,769
Other comprehensive income:
Unrealized income on hedging instruments before tax expense	123	241	441	290
Tax expense	(48)	(97)	(172)	(116)

Unrealized income on hedging instruments net of tax expense	75	144	269	174

Comprehensive income	$9,926	$10,012	$17,989	$20,943

4. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
Acquisitions
On September 21, 2005, we entered into an Asset Purchase Agreement with Popular Cash Express, Inc. (“PCE”), Popular Cash Express – California, Inc. (“PCEC”) and Popular North America, Inc. (“PNA”) to purchase substantially all of PCE’s and PCEC’s assets relating to their check-cashing and related business operations, which included 111 check-cashing stores. PCE and PCEC stores offered check cashing, money order, wire transfer and bill pay services in Arizona, California, Florida and Texas. As a result of the acquisition, we have expanded our business operations into these states.
The purchase agreement provided that we pay to PCE and PCEC up to $36 million for the assets, of which up to $19.4 million would be evidenced by a series of convertible promissory subordinated notes, with the remaining balance to be paid in cash. The notes bear interest at 3.625% per annum which is payable quarterly, and mature on December 31, 2025 unless earlier converted by the holder, redeemed at our option on or after December 31, 2010, or required to be repurchased at the option of the holder upon a change of control of the Company. The notes are convertible into 724,692 shares of our common stock at a conversion price of $26.77. Interest expense for the three and nine months ended March 31, 2006, related to the convertible notes was $176,000 and $249,000, respectively.
On November 22, 2005, we entered into an amendment to the Asset Purchase Agreement which provided for, among other things, a reduction of the purchase price we paid from $36 million to approximately $33.6 million, a reduction of the maximum number of stores to be acquired from 111 to 107, and an option to convey stores back to PCE and PCEC if certain consents related to such stores from the sellers’ existing landlords were not received by March 31, 2006.
On October 30, 2005, we consummated the acquisition of 16 stores in Arizona and 9 stores in Texas. On November 7, 2005, we consummated the acquisition of 11 stores in Florida and on November 29, we acquired the remaining stores covered under the Asset Purchase Agreement, for a total of 107 stores. We have closed one store in the normal course of business, and as of March 31, 2006, are operating 106 PCE and PCEC stores.
The results of the operations for the acquired stores have been included in the consolidated financial statements since the dates of their respective acquisitions. PCE and PCEC have agreed not to compete against us within a limited radius from the stores being acquired until September 21, 2010, and have also agreed to not solicit or hire any of our employees until September 21, 2006.
The following table presents the unaudited pro forma results of operations for the Company for the three and nine months ended March 31, 2006 and 2005 as if this acquisition had been consummated at the beginning of each of the periods presented. The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

	Unaudited Pro Forma Results of Operations
	for the
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in millions, except per share amounts)
Revenues	$91.2	$86.0	$238.7	$225.0

Net income	$9.9	$10.6	$17.4	$21.9

Basic earnings per share	$0.73	$0.78	$1.29	$1.62
Diluted earnings per share	$0.68	$0.73	$1.25	$1.57
The following table provides information concerning the acquisitions made during the three and nine months ended March 31, 2006 and 2005, including the PCE and PCEC acquisition.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands, except number of stores
	and number of transactions)
Number of stores acquired	2	34	120	74
Number of transactions	1	3	5	11
Amounts allocated to:
Goodwill	$695	$10,815	$34,497	$16,966
Covenants not to compete	(332)	350	838	750
Customer lists	23	685	1,272	686

Total intangibles costs	386	11,850	36,607	18,402
Property and equipment	63	344	1,888	958
Other assets	—	—	29	3

Total purchase price	$449	$12,194	$38,524	$19,363

Amortizable Intangible Assets
Covenants not to compete are as follows:

	March 31,	June 30,
	2006	2005
	(in thousands)
Covenants not to compete, at cost	$3,201	$2,678
Less — accumulated amortization	1,106	1,010

	$2,095	$1,668

Each of the covenants not to compete is amortized over the applicable period of the contract. The weighted-average amortization period is 4.0 years.
Amortization expense related to the covenants not to compete for the three and nine months ended March 31, 2006 was $142,000 and $411,000, respectively. Total estimated remaining amortization expense for the remainder of the current fiscal year and the five succeeding fiscal years assuming current balances and no new acquisitions are as follows:

Estimated Remaining Amortization Expense for Covenants Not to Compete

For the Three
Months Ending
June 30,	For the Year Ending
2006	2007	2008	2009	2010	2011
	(in thousands)
$150	$564	$526	$447	$313	$94
Customer lists acquired are as follows:

	March 31,	June 30,
	2006	2005
	(in thousands)
Customer lists, at cost	$1,967	$695
Less – accumulated amortization	556	196

	$1,411	$499

Customer lists are amortized based on anticipated turnover and are amortized over the appropriate period. The weighted-average amortization period is 4.7 years.
Amortization expense related to the customer lists for the three and nine months ended March 31, 2006 was $212,000 and $359,000, respectively. Total estimated remaining amortization expense for the remainder of the current fiscal year and the five succeeding fiscal years assuming current balances and no new acquisitions are as follows:
Estimated Remaining Amortization Expense for Customer Lists

For the Three
Months Ending
June 30,	For the Year Ending June 30,
2006	2007	2008	2009	2010	2011
	(in thousands)
$169	$531	$376	$231	$91	$11
Intangible Assets Not Subject to Amortization
Changes in the carrying value of goodwill for the three and nine months ended March 31, 2006 are as follows:

	Three Months	Nine Months
	Ended	Ended
	March 31, 2006	March 31, 2006
	(in thousands)
Balance, beginning of the period	$132,504	$98,702
Goodwill from acquisitions	695	34,497

Balance, end of the period	$133,199	$133,199

There were no impairment losses for the three or nine months ended March 31, 2006 or 2005.

5. SHORT-TERM LOANS
The short-term loan products offered at our stores consist of either (1) short-term loans made or entered into by us (“ACE loans”), (2) deferred-deposit loans made or entered into by Republic Bank & Trust Company (“Republic Bank loans”), (3) multi-installment loans (20-week loans) made or entered into by First Bank of Delaware (“First Bank of Delaware loans”), or (4) short-term loans offered under a credit services organization program and made or entered into by True Financial Services, LP (“CSO loans”). As of March 31, 2006, we were offering ACE loans in 775 of our company-owned stores, Republic Bank and First Bank of Delaware were offering Republic Bank loans and First Bank of Delaware loans in 62 of our company-owned stores in Pennsylvania and Arkansas, and True Financial was offering CSO loans at 382 of our company-owned stores in Texas. All loans and services, regardless of type, are made in accordance with state regulations; therefore, the terms of the loans and services vary from state to state.
Loan fees and interest include our fees and interest received from customers of our ACE loans, fees received from customers of the CSO loans, and marketing and servicing fees received from Republic Bank and First Bank of Delaware related to their loans. Loan fees and interest revenues are recognized ratably over the term of each loan, regardless of the type of revenue or loan.
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
Our third-party lenders, including Republic Bank, First Bank of Delaware and True Financial, approve and own the loans they make, therefore, we do not record the third-party loans as loans receivable on our books. However, under our agreement with our third-party lenders, we are obligated to reimburse them an amount equal to the net amount of loans charged off by each third-party lender. Therefore, we establish a liability for our anticipated losses on their loans. This liability estimates such losses from such loans that are 180 days or more past due. Our policy in establishing the liability regarding third-party loan losses is substantially the same as our policy regarding the loan loss allowance for our ACE loans.
The liability for loan losses payable to third-party lenders as of March 31, 2006 and 2005 was as follows:

	As of March 31,
	2006	2005
	(in millions)
Republic Bank	$2.0	$4.1
First Bank of Delaware	2.4	—
True Financial (CSO loans)	0.1	—
Net loan charge-offs of third-party lender loans for the three and nine months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in millions)
Republic Bank	$2.7	$2.8	$7.1	$6.3
First Bank of Delaware	0.4	—	0.4	—
True Financial (CSO loans)	—	—	—	—
Loans receivable, net, on the consolidated balance sheets as March 31, 2006 and June 30, 2005 were $21.3 million and $20.8 million, respectively, which includes receivables for our ACE loans (but excluding any Republic Bank loans, First Bank of Delaware loans, or CSO loans, because we do not own any interest in those loans). The loan loss allowance of $13.0 million and $11.0 million as of March 31, 2006 and June 30, 2005, respectively, represented 37.9% and 34.6% of the gross loans receivable as of that date. Net loan charge-offs for the three months ended March 31, 2006 and 2005, were $6.6 million and $5.1 million, respectively. Net loan charge-offs for the nine months ended March 31, 2006 and 2005, were $15.6 million and $12.5 million, respectively.
ACE Loans
In general, ACE loans consist of providing a customer cash in exchange for the customer’s check or an Automated Clearinghouse (“ACH”) authorization to debit the customer’s bank account, along with an agreement to defer the presentment or deposit of that check or the initiation of that ACH debit on the customer’s account, as the case may be, until the deferred presentment date. The amount of the customer’s check or ACH authorization is the amount of the cash provided to the customer plus a fee to us. The term of the deferral of the check presentment or ACH debit is typically two to four weeks. During the quarter ended March 31, 2006, the average amount of cash provided to a customer in such a transaction was $341, and the average fee paid to us was $46.99. As of March 31, 2006 and June 30, 2005, the gross receivable for our ACE loans was approximately $34.3 million and $31.8 million, respectively.
Third-Party Loans
The Republic Bank loans are offered and made at our owned stores in accordance with a Marketing and Servicing Agreement dated as of October 21, 2002, as amended (the “Republic Bank Agreement”). The term of the Republic Bank Agreement expires January 1, 2008, but either party may terminate the Republic Bank Agreement at an earlier date if (i) the non-terminating party fails to timely cure a material default under, or an inaccurate representation or warranty in, the Republic Bank Agreement within 10 days of notice, (ii) either party’s performance under the Republic Bank Agreement is rendered illegal or materially adversely affected as a result of changes in law, (iii) upon six months notice if the terminating party is notified by any governing regulatory agency that such party’s performance of its obligations under the Republic Bank Agreement may be unlawful, unsafe or unsound or may jeopardize such party’s standing or rating with such agency, unless the regulatory agency requires an earlier termination, or (iv) the non-terminating party is bankrupt or is in receivership, so long as, in the case of a termination by Republic Bank as a result of an involuntary bankruptcy filing involving the Company, such proceeding is not dismissed within 30 days. In addition, provided we are not in default under the Republic Bank Agreement, we may terminate it upon 10 days notice if Republic Bank ceases to fund the short-term consumer loans we market, or if applicable law is amended or changed in a manner that has an adverse effect on our ability to continue servicing these Republic Bank loans. Finally, upon 60 days notice, we may exclude from the Republic Bank Agreement all of our stores in a particular state if we determine that we can profitably engage in that state in short-term consumer loan transactions independent of Republic Bank or any other bank subject to similar restrictions on making such short-term loans. Effective February 24, 2006, we entered into an amendment to the Republic Bank Agreement to cease offering Republic Bank loans in Texas as soon as practicable and in the remaining states of Arkansas and Pennsylvania by June 30, 2006. This amendment permitted us to offer CSO loans in our stores in Texas.
The First Bank of Delaware loans are offered at our owned stores in accordance with a Marketing and Servicing Agreement dated July 21, 2005 (the “First Bank of Delaware Agreement”). The term of the First Bank of Delaware Agreement expires July 21, 2008, and will automatically renew for an additional 12 months unless either party elects to terminate it as of July 21, 2008 by providing at least 90 days’ notice to the other party before that date. The First Bank of Delaware Agreement may be terminated before its scheduled expiration: (i) automatically if either party seeks protection under any federal or state bankruptcy, insolvency, receivership, or similar law; (ii) automatically if First Bank of Delaware is placed into conservatorship or receivership with the FDIC or other authority; (iii) automatically if an involuntary bankruptcy or insolvency petition is filed against us and not dismissed within 30 days of that filing or a receiver or any regulatory authority takes control of us; (iv) by either party if the other party commits a material breach of, or other specified default under, the First Bank of Delaware Agreement and fails to cure such breach or default within 30 days of notice; (v) by First Bank of Delaware, upon 90 days’ notice, if First Bank of Delaware becomes aware of any adverse legal, regulatory, or other developments that could have a material adverse impact on First Bank of Delaware, the profitability of its activities under the First Bank of Delaware Agreement, or its litigation or risk exposure; (vi) by us, upon 90 days’ notice, if First Bank of Delaware changes its loan-related policies in a manner that is reasonably likely to have, or if we become aware of any adverse legal, regulatory, or other developments that could have, a material adverse impact on us, the profitability of our activities under the First Bank of Delaware Agreement, or our litigation or risk exposure; or (vii) by us, upon 90 days’ notice, if we determine that we can profitably engage in installment-loan or deferred-deposit transactions in Texas independent of First Bank of Delaware, except that upon any termination for this reason on or before December 31, 2006, we must pay First Bank of Delaware a termination fee of $100,000. Effective February 21, 2006, we entered into an amendment to the First Bank of Delaware Agreement to cease offering First Bank of Delaware loans in Texas whenever we determine.
The CSO loans are offered at our stores in Texas in accordance with a Credit Services Agreement with True Financial Services, LP, dated February 25, 2006 (“CSO Agreement”). The CSO Agreement will continue in effect until February 27, 2009, subject to annual renewals thereafter, unless either party gives 60 days’ notice of non-renewal. The CSO Agreement may be terminated before its scheduled expiration: (i) by either party upon the occurrence of an event of default by the other party, by giving 30 days’ prior written notice and an opportunity for the defaulting party to cure the event of default, provided that: (A) the non-defaulting party may suspend its performance under the CSO agreement during the 30-day period prior to any cure of the event of default; and (B) the 30-day written notice requirement shall not apply if the event of default is our failure to remit funds to True Financial Services as required under the CSO Agreement, and shall be three business days if the event of default is True Financial Services’ failure to fund any CSO loan as required under the CSO Agreement or our failure to deliver a guaranty of the CSO loan; (ii) by either party if either party is advised by any federal or state regulatory agency which has or asserts jurisdiction over either party or the CSO loans that the performance of a party’s obligations under the CSO Agreement is or may violate any applicable laws, constitute an unsafe or unsound practice, or jeopardize the party’s standing with or any rating from any regulatory agency; (iii) by either party immediately upon written notice to the other party (A) if such party determines in its reasonable discretion that the performance of a party’s obligations under the CSO Agreement is or may be illegal under or prohibited by any applicable laws or (B) in the event an act of God or other natural disaster makes the carrying out of the CSO Agreement impossible; (iv) by us upon ten days’ prior written notice if True Financial Services amends its policies or their CSO loan credit underwriting criteria in a way that causes a material adverse effect on our business and True Financial Services fails to modify such amendment so as to avoid such material adverse effect within such ten day notice period.; (v) by either party on 30 days’ written notice to the other party in the event the party becomes aware of any adverse change in applicable laws relevant to the CSO loans or the performance of the parties’ obligations under the CSO Agreement (including positions of regulatory authorities on examination or enforcement matters) that materially increases the party’s litigation or risk exposure; and (vi) by True Financial Services upon 120 day’s written notice if the volume of CSO loans do not meet specified levels.
The terms of the Republic Bank loans are generally similar to those of our ACE loans, though Republic Bank has sole discretion regarding the terms of the Republic Bank loans. As of March 31, 2006, Republic Bank authorized loans up to $425 with a term of 14 days, and the interest charged by Republic Bank was $17.64 per $100 of loan value.
The loans offered by First Bank of Delaware are payable by the borrower in multiple installments over a maximum 20-week period. First Bank of Delaware has sole discretion regarding the terms of these loans. As of March 31, 2006, First Bank of Delaware authorized loans up to $600 with a term of 20 weeks, and the annual interest rate charged by First Bank of Delaware was 389%.
The terms of the CSO loans are generally similar to those of our ACE loans, though True Financial has sole discretion regarding the terms of the CSO loans. As of March 31, 2006, CSO loans could be authorized up to $1,000 per loan with a term of 14 days, and an interest and service fee of $20.38 per $100 loan value.
Under each of the Republic Bank Agreement and First Bank of Delaware Agreement, we provide various services in connection with our marketing and servicing of each bank’s loans in exchange for marketing and servicing fees. The marketing and servicing fee is equal to a portion of the interest charged by the banks based on loan volume. Our services include advertising, application processing and collecting payments from the customers. Our marketing and servicing fees for bank lonas are subject to reduction by the losses from uncollected bank loans. Under our CSO Agreement, we charge the customer directly for the credit services that we provide to customers who apply for short-term loans offered by True Financial. These services include arranging for a short-term loan from True Financial and, if the customer is approved for and accepts the loan, providing a letter of credit to True Financial to secure the customer’s payment obligations. We do not acquire or own any participation interest in any of the third-party loans. The maximum potential future payments that we could be obligated to make under our third-party lender agreements are the total outstanding loans recorded on the third-party lenders’ financial statements, which are as follows for the periods ending March 31, 2006 and 2005:

	As of March 31,
	2006	2005
	(in millions)
Republic Bank	$0.5	$8.3
First Bank of Delaware	2.3	—
True Financial (CSO loans)	6.0	—
6. HURRICANE KATRINA
During the first quarter of fiscal 2006, we recorded a pre-tax charge of $1.7 million related to losses from Hurricane Katrina. This charge included the write-off of fixed assets and loans receivable. During the third quarter of fiscal 2006, we reversed $0.2 million related to better than expected collection of outstanding loans and we received an initial insurance reimbursement payment of $0.2 million. As of March 31, 2006, six of our 22 company-owned stores in the greater New Orleans market remain closed.
7. AMENDMENT TO CREDIT AGREEMENT
On February 28, 2006, we entered into a Second Amendment to Credit Agreement (“Second Amendment”) to amend our existing First Amended and Restated Credit Agreement dated as of July 30, 2004, as amended, with a syndicate of bank lenders led by Wells Fargo Bank, National Association, as administrative agent for itself and the other lenders thereunder. The Second Amendment effected various amendments to the existing credit agreement, including the following:
•	The term of the credit agreement, and the maturity date of our revolving credit facilities, was extended from June 30, 2008 to December 31, 2010.

•	The maximum amount of the primary revolving credit facility was increased from $140 million to $200 million. We may also request an increase in this facility of up to $25 million during the term of the credit agreement. Such an increase is subject to the lenders’ agreement, but does not require an amendment to the credit agreement.

•	The maximum amount of the seasonal revolving credit facility, available from January 1 through March 15 of each year during the term of the credit agreement, was increased from $60 million to $75 million.

•	The interest rate applicable to borrowings under the credit facilities was decreased.

•	The commitment fee payable to the lenders, based on the average daily unused portion of the credit facility, varies from .30% per annum to .50% per annum based on our debt-to- EBITDA ratio.

•	Both the covenant that limited the amount of our annual capital expenditures and the covenant that required us to enter into interest-rate swap agreements were deleted.

•	The minimum net worth covenant was amended so that it now requires that our consolidated net worth be at least an amount equal to $175.5 million, plus 75% of all quarterly net income (without deduction for any quarterly loss), plus 100% of the net proceeds of any equity offering.

•	We are permitted to incur additional indebtedness to sellers as part of any permitted acquisitions of assets or capital stock of one or more other entities in the retail financial services business.

The outstanding balance of our revolving credit facility as of March 31, 2006 was $79.9 million, with an available balance on the primary revolving credit facility of $120.1 million. The seasonal revolving credit facility of $75 million is only available during tax season.
8. PENDING LAWSUITS AND SETTLEMENTS
Pending Putative Class Actions
On August 19, 2004, Donna Reuter filed in the Circuit Court for Palm Beach County, Florida, a putative class action seeking damages against us, one of our subsidiaries and some of our current and former officers alleging, among other things that certain deferred check cashing transactions conducted by us and our subsidiary at stores in Florida prior to October 1, 2002 violated Florida lending practices and usury statutes, the Florida Deceptive and Unfair Trade Practices Act and the Florida Civil Remedies for Criminal Practices Act. This lawsuit is substantially similar to a lawsuit previously filed by Wendy Betts and other individuals against the same defendants in a different judicial district in Florida in which the trial court granted summary judgment in our favor and the district court of appeals affirmed the dismissal. Ms. Betts filed a similar lawsuit against defendants unrelated to us, in the same judicial district as the current lawsuit brought by Ms. Reuter, in which the trial court granted summary judgment in favor of the defendants and the district court of appeals reversed such ruling. Because the decision of the district court of appeals in favor of Ms. Betts was appealed to the Florida Supreme Court and in conflict with the prior decision in our favor, Ms. Reuter and we agreed to stay her lawsuit against us until a decision was rendered by the Florida Supreme Court. On April 27, 2006, the Florida Supreme Court upheld the decision in favor of Ms. Betts. As a result of the recent Florida Supreme Court decision, we expect that Ms. Reuter’s lawsuit will now proceed.
On June 1, 2005, Perseveranda Goins, Marie Aficial and Antonia Torres filed in the Superior Court of the State of California for the County of San Diego, a putative class action seeking damages and injunctive relief against us and Your Financial Resource, Inc., one of our franchisees, alleging, among other things, that we and our franchisee violated various California state law requirements with respect to the making of short-term consumer loans to the plaintiffs by, among other things, failing to make proper disclosures to the plaintiffs and assessing plaintiffs’ insufficient funds fees in excess of the statutory cap. On July 1, 2005, the defendants removed the lawsuit to the United States District Court for the Southern District of California. In December 2005, Your Financial Resource filed for bankruptcy protection and was subsequently dismissed from the lawsuit by the plaintiffs, without prejudice.
On November 10, 2005, Latoya Jackson filed in the Superior Court for the City and County of Alameda, a putative class action seeking damages and injunctive relief against us and some of our subsidiaries alleging, among other things, that we failed to provide adequate meal periods and rest breaks to our employees as required under California law.
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
9. TERMINATION OF H&R BLOCK AGREEMENT
We operated 128 self-service machines (“SSMs”) in H&R Block locations during the 2006 tax season and recorded approximately $3.1 million of revenue and a pre-tax loss of approximately $275,000 during the three months ended March 31, 2006 related to these SSMs.

During the third quarter of fiscal 2006, a decision was made to discontinue operating SSMs at H&R Block locations during the 2007 tax season. As a result, during the three months ended March 31, 2006, we recorded expense of $0.8 million associated with the early extinguishment of the DZ bank facility ($0.7 million), which was used to fund the SSM operations, and the termination of the SSM lease agreements ($0.1 million).

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,		Year Ended June 30,
	2006	2005	2006	2005	2005	2004
Company Operating and Statistical Data:
Company-owned stores in operation:
Beginning of period	1,301	1,085	1,142	1,026	1,026	968
Acquired	2	34	120	74	74	34
Opened	30	13	84	51	80	53
Sold	(1)	—	(2)	(3)	(6)	(5)
Closed	(4)	(14)	(16)	(30)	(32)	(24)

End of period	1,328	1,118	1,328	1,118	1,142	1,026
Franchised stores in operation:
Beginning of period	219	216	229	204	204	200
Opened	13	6	26	32	48	32
Acquired by ACE	0	(8)	(5)	(22)	(22)	(13)
Closed/Sold	(3)	(1)	(21)	(1)	(1)	(15)

End of period	229	213	229	213	229	204

Total store network	1,557	1,331	1,557	1,331	1,371	1,230

Percentage increase (decrease) in comparable store revenues from prior period: (1)
Total revenue	6.8%	(0.3%)	4.6%	3.6%	3.1%	5.0%
Check fees including tax check fees	1.8%	(5.2%)	1.4%	(3.6%)	(3.8%)	4.1%
Loan fees and interest	11.0%	8.3%	5.6%	14.4%	12.7%	7.8%

Capital Expenditures: (in thousands)
Purchases of property and equipment, net	$5,730	$4,708	$13,269	$11,760	$18,951	$7,439
Store acquisition costs:
Property and equipment	63	344	1,888	958	958	511
Intangible assets	386	11,850	36,607	18,402	18,429	6,403

Check Cashing Data:
Face amount of checks cashed (in millions)	$1,965	$1,721	$4,543	$4,069	$5,277	$5,103
Face amount of average check	$507	$500	$421	$407	$396	$388
Average fee per check	$13.19	$13.48	$10.54	$10.38	$9.98	$9.91
Fees as a percentage of average check	2.60%	2.70%	2.50%	2.55%	2.52%	2.55%
Number of checks cashed (in thousands)	3,873	3,443	10,785	10,000	13,325	13,151

Check Collections Data: (in thousands except percentages)
Face amount of returned checks	$10,113	$6,990	$28,088	$19,839	$26,914	$21,705
Collections	8,521	5,427	23,289	14,759	20,951	13,947

Net write-offs	$1,592	$1,563	$4,799	$5,080	$5,963	$7,758

Collections as a percentage of returned checks	84.3%	77.6%	82.9%	74.4%	77.8%	64.3%
Net write-offs as a percentage of revenues	1.7%	2.0%	2.1%	2.5%	2.2%	3.1%
Net write-offs as a percentage of the face amount of checks cashed	0.08%	0.09%	0.11%	0.12%	0.11%	0.15%

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA
(unaudited)
(in thousands, except averages and percentages)

	Three Months Ended		Nine Months Ended March
	March 31,		March 31,		Year Ended June 30,
	2006	2005	2006	2005	2005	2004
Combined Short-Term Consumer Loans Operating Data:
Volume – new loans and refinances	$148,510	$139,427	$487,099	$466,329	$624,257	$527,723
Average advance	$343	$295	$310	$290	$290	$278
Average finance charge	$49.22	$46.43	$46.55	$45.75	$45.87	$43.71
Number of loan transactions – new loans & refinances	452	470	1,548	1,604	2,139	1,909
Matured loan volume	$166,668	$145,721	$519,007	$463,743	$613,380	$516,741
Loan fees and interest	$24,962	$21,201	$76,687	$68,938	$91,793	$77,029
Loan loss provision	$7,882	$6,247	$25,413	$20,651	$26,941	$24,280
Gross margin on loans	68.4%	70.5%	66.9%	70.0%	70.7%	68.5%
Loan loss provision as a percent of matured loan volume	4.7%	4.3%	4.9%	4.5%	4.4%	4.7%

Loans Processed for Republic Bank: (2)
Volume — new loans	$11,742	$38,985	$66,781	$138,393	$184,646	$159,692
Average advance	$316	$323	$312	$319	$319	$296
Average finance charge	$55.70	$56.94	$55.09	$56.30	$56.30	$52.11
Number of loan transactions	37	121	214	434	578	541
Matured loan volume	$15,675	$40,850	$72,838	$137,355	$181,153	$157,018
Loan fees and interest	$2,049	$6,130	$10,529	$20,988	$27,880	$24,036
Provision for loan losses payable to Republic Bank	$1,766	$2,085	$5,102	$6,645	$8,686	$7,390

Loans Processed for First Bank of Delaware: (3)
Volume — new loans (4)	$4,936	—	$19,938	—	—	—
Average advance	$352	—	$347	—	—	—
Average finance charge (5)	$34.96	—	$34.41	—	—	—
Number of loan transactions (6)	14	—	57	—	—	—
Matured loan volume (7)	$25,204	—	$62,088	—	—	—
Loan fees and interest	$3,426	—	$8,823	—	—	—
Provision for loan losses payable to First Bank of Delaware	$848	—	$2,762	—	—	—

Credit Services Organization Loans (CSO): (8)
Volume — new loans	$10,345	—	$10,345	—	—	—
Average advance	$406	—	$406	—	—	—
Average finance charge	$82.71	—	$82.71	—	—	—
Number of loan transactions	25	—	25	—	—	—
Matured loan volume	$2,022	—	$2,022	—	—	—
Loan fees and interest	$1,491	—	$1,491	—	—	—
Provision for loan losses payable to True Financial	$87	—	$87	—	—	—

ACE Loans:
Volume – new loans and refinances	$121,487	$100,441	$390,035	$327,935	$439,610	$368,031
Average advance	$341	$283	$306	$276	$277	$269
Average finance charge	$46.99	$41.95	$44.78	$40.98	$41.17	$39.40
Number of loan transactions – new loans and refinances	374	349	1,252	1,170	1,561	1,368
Matured loan volume	$123,767	$104,871	$382,058	$326,388	$432,227	$359,723
Loan fees and interest	$17,996	$15,071	$55,844	$47,950	$63,913	$52,993
Loan loss provision	$5,181	$4,162	$17,462	$14,006	$18,255	$16,890

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
SUPPLEMENTAL STATISTICAL DATA
(unaudited)
(in thousands, except averages and percentages)

	Three Months Ended		Nine Months Ended March
	March 31,		March 31,		Year Ended June 30,
	2006	2005	2006	2005	2005	2004
ACE Loans Balance Sheet Date:
Gross loans receivable	$34,315	$28,577	$34,315	$28,577	$31,790	$27,663
Less: Allowance for losses	12,990	12,073	12,990	12,073	11,003	10,616

Loans receivable, net of allowance	$21,325	$16,504	$21,325	$16,504	$20,787	$17,047

Allowance for losses on loans receivable:
Beginning of period	$14,406	$12,961	$11,003	$10,616	$10,616	$8,734
Provision for loan losses	5,181	4,162	17,462	14,006	18,255	16,890
Charge-offs	(6,597)	(5,639)	(15,555)	(14,266)	(18,996)	(15,295)
Recoveries	—	589	80	1,717 (9)	1,128	287

End of period	$12,990	$12,073	$12,990	$12,073	$11,003	$10,616

Allowance as a percent of gross loans receivable	37.9%	42.2%	37.9%	42.2%	34.6%	38.3%

(1)	Calculated based on changes in revenue for all company-owned stores open in both periods and open for at least 13 months.

(2)	Republic Bank loans are short-term consumer loans made by Republic Bank & Trust Company at our company-owned stores in Arkansas, Pennsylvania and Texas since January 1, 2003. Effective March 1, 2006, we discontinued offering Republic Bank loans in Texas.

(3)	First Bank of Delaware loans are 20-week installment loans made by First Bank of Delaware at our company-owned stores in Arkansas, Pennsylvania, and Texas since August 2005. Effective March 1, 2006, we discontinued offering First Bank of Delaware loans in Texas.

(4)	Includes only the loan origination amount for each installment loan.

(5)	The loans processed for First Bank of Delaware are 20-week loans; the average finance charge is presented based upon the 14-day average duration of the ACE loans and the Republic Bank loans.

(6)	Includes the initial 20-week loan transaction only.

(7)	(7) Includes maturing principal amount for each 2-week payment.

(8)	True Financial began offering CSO loans at our company-owned stores in Texas on March 1, 2006.

(9)	Includes the recovery of $0.9 million from the sale of previously charged-off ACE loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
     We are a leading retailer of financial services, including check cashing, short-term consumer loan and bill payment services. As of March 31, 2006, we had a total network of 1,557 stores in 36 states and the District of Columbia, consisting of 1,328 company-owned stores and 229 franchised stores. This makes us the largest owner, operator and franchisor of check cashing stores in the United States and one of the largest providers of short-term consumer loans. We focus on serving consumers, many of whom seek alternatives to traditional banking relationships, in order to gain convenient and immediate access to check cashing services and short-term loans. We seek to develop and maintain the largest network of stores in each of the markets where we operate. Our growth strategy is to open new stores, franchise stores in new and existing markets, opportunistically acquire stores, increase our customer base and introduce new services into our store network.
     Our stores offer check cashing, short-term loans and other retail financial services at competitive rates in clean settings during hours convenient for our customers. Our stores are located in highly visible, accessible locations, usually in strip shopping centers, free-standing buildings and kiosks located inside retail stores.
     For our check cashing services, we charge our customers fees that are usually equal to a percentage of the amount of the check being cashed and are deducted from the cash provided to the customer. For our short-term consumer loans (“ACE Loans”), we receive interest on the loans. For our third-party loans offered by Republic Bank (“Republic Bank loans”) and First Bank of Delaware (“First Bank of Delaware loans”), we receive marketing and servicing fees from such banks and for our credit services loans made by True Financial (“CSO loans”), we receive credit services fees from the customer.
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
     The revised FDIC guidelines issued in March 2005 include a requirement that banks (such as Republic Bank and First Bank of Delaware) develop procedures to ensure that a payday loan is not provided to any customer with payday loans from any lender for more than three months in the previous 12 months. Assuming an average term of approximately 15 days, this limits the number of payday loans a customer may have from all lenders during any 12-month period to six. The revised FDIC guidelines also suggest that supervised lenders should offer a customer subject to such a limitation, or refer such a customer to, a longer-term loan product. The revised FDIC guidelines became effective July 1, 2005. Pursuant to agreements we entered into with each of Republic Bank and First Bank of Delaware in February 2006, we ceased offering loans made by Republic Bank and First Bank of Delaware in our Texas stores at the end of February 2006. Pursuant to our agreement with Republic Bank, we have also agreed to cease offering loans made by Republic Bank in our Arkansas and Pennsylvania stores by June 30, 2006. It is unclear at this time what procedures and/or alternate products the FDIC may accept as conforming with the revised guidelines and the extent to which we can continue to offer loans made by First Bank of Delaware in our Arkansas and Pennsylvania stores. If the implementation and enforcement of the revised FDIC guidelines or any newly promulgated guidelines by the FDIC, or any order, law, rule or regulation by the State of Delaware or the FDIC, were to have the effect of significantly curtailing First Bank of Delaware’s installment lending services, our revenues derived from fees from First Bank of Delaware would be materially adversely affected, unless we could offer, or we could secure an agreement with another financial institution not subject to such limitations to offer, similar or alternate services. We cannot assure you that we would be successful in offering similar or alternate services or finding such a replacement financial institution, in the latter case especially because arrangements like ours with First Bank of Delaware are coming under increasing political and regulatory scrutiny. Lawsuits filed against banks offering short-term consumer loans, such as one filed by the New York State Attorney General’s office in September 2003 discussed below, may hinder our ability to partner with a replacement financial institution or to establish relationships with new financial institutions in other states as part of our growth strategy. Any alternate or similar services or agreement with a replacement or new financial institution may also not be on terms as favorable to us as our current agreements with Republic Bank and First Bank of Delaware.
Critical Accounting Policies and Estimates
     The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions to determine the reported amounts of our assets, liabilities, revenues and expenses. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. The most significant estimates made by our management, which we consider critical, include our allowance for loan losses and accrued liability for loan losses payable to Republic Bank, First Bank of Delaware and True Financial, valuation of goodwill, income taxes, and valuation of self-insured liabilities, because these estimates and assumptions could change materially as conditions both within and beyond our control change. Accordingly, our actual results could differ materially from our estimates. The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities.
     Allowance for Loan Losses and Accrued Liability for Loan Losses Payable to Republic Bank, First Bank of Delaware and True Financial. We establish an allowance for loan losses based on our estimates of the amount of uncollectible loans in our loan portfolio. We also establish a liability for loan losses payable to Republic Bank, First Bank of Delaware and True Financial based on our estimates of the amount of uncollectible loans in each lender’s loan portfolio. The loan loss allowance and liability to Republic Bank, First Bank of Delaware and True Financial are considered critical because they are material, subjective, and involve estimates. We determine the required allowance and liability using information such as recent loan loss experience and economic trends and conditions. While the estimates can be affected by operations experience and regulatory changes, historically, our allowance and liability levels have remained consistent as a percentage of their respective loan portfolios.
     We regularly review our loss exposure to determine appropriate loss reserve amounts, as well as to determine strategies that could minimize our future exposure. While we believe our current allowance and liability are adequate, we could be negatively affected if we experience a higher than historical level of losses in the short-term, which would require us to increase our provision for loan losses and accrual for loan losses payable to Republic Bank, First Bank of Delaware and True Financial.
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
Summary of Three Month and Nine Month Results
     The nine months ended March 31, 2006 was impacted by the implementation of the revised FDIC Guidelines for payday lending effective July 1, 2005 and Hurricane Katrina which occurred in late August 2005. During the second quarter ending December 31, 2005, we completed the acquisition of 107 stores from Popular Cash Express, Inc. During the three months ended March 31, 2006, we discontinued offering our Republic Bank loan product and the First Bank of Delaware loan product in Texas, and on March 1, 2006, we introduced the new CSO loan product in Texas.
     Overall demand for short-term consumer loans remains strong across our entire system. As a result of the revised FDIC Guidelines for payday lending, we introduced our First Bank of Delaware 20-week installment loan product in Arkansas, Pennsylvania and Texas on August 1, 2005. Though this product was well-received, it has lower income potential compared to the Republic Bank loan product, and therefore has impacted our results of operations this fiscal year. The CSO loan product, which was introduced in March 2006, has also been well-received. Third quarter comparable store sales for loan fees in states impacted by the revised FDIC Guidelines were up approximately 7.6%, however, comparable store sales for loan fees in states not impacted by the revised FDIC Guidelines increased approximately 12.4%. In addition, incremental marketing and training costs were incurred during the first quarter and third quarters to accomplish the timely introduction of the new loan products.
     Regarding Hurricane Katrina, we operated 20 stores in markets affected by the hurricane and had another two stores under construction. As of March 31, 2006, 16 stores have re-opened including one previously under construction, and we are continuing to evaluate our options for re-opening each of the remaining stores. During the first quarter of fiscal 2006, we recorded a pre-tax charge of $1.7 million related to the write-off of fixed assets and loans receivable. During the three months ended March 31, 2006, we reversed $0.2 million of the original charge due to better than expected loan collections and received an initial insurance reimbursement of $0.2 million. As a result of lost revenue from the stores closed following the hurricane, the gross margin impact for the three and nine months ended March 31, 2006 was approximately $0.5 million and $1.2 million, respectively.
     We operated 128 self-service machines (“SSMs”) in H&R Block locations during the 2006 tax season and recorded approximately $3.1 million of revenue and a pre-tax loss of approximately $275,000 during the three and nine months ended March 31, 2006 related to these SSMs. During the third quarter of fiscal 2006, a decision was made to discontinue operating self-service machines in H&R Block locations during the 2007 tax season. As a result, during the three months ended March 31, 2006, we recorded expense of $0.8 million associated with the early extinguishment of the DZ bank facility ($0.7 million), which was used to fund the SSM operations, and the termination of the SSM lease agreements ($0.1 million).
     Our fiscal 2006 third quarter total revenue was approximately $12.7 million, or 16%, higher than our fiscal 2005 third quarter total revenue. This increase resulted primarily from a $5.1 million, or 19%, increase in check cashing fees, a $3.8 million, or 18%, increase in loan related revenue, and a $1.8 million, or 33%, increase in bill payment (including debit card) revenue. Our fiscal 2006 third quarter net income was approximately $9.9 million, with diluted earnings per share of $0.68, compared to our fiscal 2005 third quarter net income of approximately $9.9 million, with diluted earnings per share of $0.71.

     For the first nine months of fiscal 2006, our total revenue was approximately $24.4 million, or 12%, higher than our total revenue for the first nine months of fiscal 2005. Our net income for the first nine months of fiscal 2006 was approximately $17.2 million, with diluted earnings per share of $1.26, compared to net income for the first nine months of fiscal 2005 of approximately $20.8 million, with diluted earnings per share of $1.49.
Results of Operations
Quarter Comparison

Revenue Analysis
	Three Months Ended March 31,
	2006	2005	Increase (Decrease)		2006	2005
	(in thousands)			(percent)	(percent of revenue)
Check cashing	$31,586	$26,487	$5,099	19.3%	34.7%	33.7%
Short-term consumer loans	24,962	21,201	3,761	17.7	27.4	27.0
Tax check fees	19,485	18,854	631	3.3	21.4	24.0
Bill payments	7,142	5,377	1,765	32.8	7.8	6.9
Money transfers	3,950	3,002	948	31.6	4.3	3.8
Money orders	1,844	1,783	61	3.4	2.0	2.3
Franchising	835	763	72	9.4	0.9	1.0
Other services	1,357	997	360	36.1	1.5	1.3

Total revenue	$91,161	$78,464	$12,697	16.2%	100.0%	100.0%

Average revenue per store (excluding franchising)	$68.7	$70.5
     Most of the growth in total revenue in the third quarter of fiscal 2006 from the third quarter of fiscal 2005 resulted from increases in check cashing fees, short-term consumer loan fees and interest, and bill payment services. Comparable store revenue increased by $4.9 million, or 6.8%.
     Check cashing fees in the third quarter of fiscal 2006 increased from the third quarter of fiscal 2005 as a result of the increase of 210 stores in our company-owned store network from the prior year, and a 13.8% increase in the number of checks cashed and a 7.0% increase in the face amount of the average check. Tax check fees increased by $0.6 million, or 3%, from the same period last year. The number of self-service machines in H&R Block offices was 128 for the 2006 tax season and 130 for the 2005 tax season. Comparable store check cashing fees, including tax check fees, increased by 1.8%, despite a decline in comparable store tax check fees of 2.0%. During the third quarter of fiscal 2006, a decision was made to discontinue operating self-service machines in H&R Block locations during the 2007 tax season.
     Loan fees and interest for the third quarter of fiscal 2006 increased by $3.8 million, or 18%, from the third quarter of fiscal 2005 due to an increase in comparable store loan fees of 11.0% and the increased number of store locations offering loan services. As of March 31, 2006, we offered loan services in 1,219 of our company-owned stores, compared to 1,015 of our company-owned stores as of March 31, 2005. The revised FDIC guidelines became effective July 1, 2005, and therefore, impacted our ability to provide payday loans to our customers. Effective August 1, 2005, we began marketing and servicing a longer-term (20-week) loan product offered by the First Bank of Delaware. During the third quarter of fiscal 2006, we discontinued offering Republic Bank loans and First Bank of Delaware loans in Texas, and introduced the CSO loan product in Texas. For the third quarter of fiscal 2006, loan fees and interest as a percent of our total loan revenue from our ACE loan products represent 72%, from Republic Bank loans represent 8%, from First Bank of Delaware loans represent 14%, and from the CSO loan product represent 6%.
     Bill payment (including debit card) revenue for the third quarter of fiscal 2006 increased from the third quarter of fiscal 2005 primarily because of the growth in revenues from our prepaid debit card services. During the third quarter of fiscal 2006, our company-owned stores sold approximately 89,000 prepaid debit cards and our customers loaded approximately $280 million on these cards, which was an 86% increase in prepaid debit cards sold and a 79% increase in dollars loaded from the same period last year.
     Money transfer services increased as a result of the increase in the number of stores in the ACE network. Money orders remained relatively flat due to increases in electronic bill payments and debit card payments.
Nine Month Comparison

Revenue Analysis

	Nine Months Ended March 31,
	2006	2005	Increase (Decrease)		2006	2005
	(in thousands)			(percent)	(percent of revenue)
Check cashing	$93,789	$83,537	$10,252	12.3%	40.9%	40.7%
Short-term consumer loans	76,686	68,938	7,748	11.2	33.4	33.6
Tax check fees	19,851	19,164	687	3.6	8.6	9.3
Bill payments	18,505	15,011	3,494	23.3	8.1	7.3
Money transfers	10,225	8,710	1,515	17.4	4.4	4.3
Money orders	5,114	5,209	(95)	(1.8)	2.2	2.5
Franchising	2,429	2,365	64	2.7	1.1	1.2
Other services	3,019	2,303	716	31.1	1.3	1.1

Total revenue	$229,618	$205,237	$24,381	11.9%	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$184.2	$189.4
     Most of the growth in total revenue in the first nine months of fiscal 2006 from the first nine months of fiscal 2005 resulted from increases in check cashing fees, short-term consumer loan fees and interest, and bill payment services. Comparable store revenue increased by $8.6 million, or 4.6%.
     Check cashing fees in the first nine months of fiscal 2006 increased from the first nine months of fiscal 2005 as a result of the increase of 210 stores in our company-owned store network from the prior year and an 8.0% increase in the number of checks cashed and a 5.1% increase in the face amount of the average check. Tax check fees increased by $0.7 million, or 4%, from the same period last year. The number of self-service machines in H&R Block offices was 128 for the 2006 tax season and 130 for the 2005 tax season. Comparable store check cashing fees, including tax check fees, increased by 1.4%, despite a decline in comparable store tax check fees of 1.8%. During the third quarter of fiscal 2006, a decision was made to discontinue operating self-service machines in H&R Block locations during the 2007 tax season.
     Loan fees and interest for the first nine months of fiscal 2006 increased by $7.7 million, or 11%, from the first nine months of fiscal 2005 due to an increase in comparable store loan fees of 5.6% and the increased number of store locations offering loan services. As of March 31, 2006, we offered loan services in 1,219 of our company-owned stores, compared to 1,015 of our company-owned stores as of March 31, 2005. The revised FDIC guidelines became effective July 1, 2005, and therefore, impacted our ability to provide payday loans to our customers. Effective August 1, 2005, we began marketing and servicing a longer-term (20-week) loan product offered by the First Bank of Delaware. During the third quarter of fiscal 2006, we discontinued offering Republic Bank loans and First Bank of Delaware loans in Texas, and introduced the CSO loan product in Texas. For the first nine months of fiscal 2006, loan fees and interest as a percent of our total loan revenue from our ACE loan products represent 73%, from Republic Bank loans represent 14%, from First Bank of Delaware loans represent 11%, and from the CSO loan product represent 2%.
     Bill payment (including debit card) revenue for the first nine months of fiscal 2006 increased from the first nine months of fiscal 2005 primarily because of the growth in revenues from our prepaid debit card services. During the first nine months of fiscal 2006, our company-owned stores sold approximately 195,000 prepaid debit cards and our customers loaded approximately $655 million on these cards, which was a 42% increase in prepaid debit cards sold and a 77% increase in dollars loaded from the same period last year.

     Money transfer services increased as a result of the increase in the number of stores in the ACE network. Money orders decreased due to increases in electronic bill payments and debit card payments.
Quarter Comparison

Store Expense Analysis

	Three Months Ended March 31,
	2006	2005	Increase (Decrease)		2006	2005
	(in thousands)			(percent)	(percent of revenue)
Salaries and benefits	$21,743	$17,593	$4,150	23.6%	23.9%	22.4%
Occupancy	11,470	9,179	2,291	25.0	12.6	11.7
Provision for loan losses and doubtful accounts	7,927	6,293	1,634	26.0	8.7	8.0
Depreciation	2,252	2,744	(492)	(18.0)	2.5	3.5
Hurricane Katrina related expenses	(445)	—	(445)	NA	(0.5)	—
Other:
Armored and security	2,826	2,479	347	14.0	3.1	3.2
Returns and cash shortages	2,069	1,851	218	11.8	2.3	2.4
Information services	1,402	1,447	(45)	(3.1)	1.5	1.8
Bank charges	1,855	1,669	186	11.1	2.0	2.1
Store supplies	1,140	883	257	29.1	1.3	1.1
Telecommunications	507	368	139	37.8	0.6	0.5
Advertising and marketing	1,440	692	748	108.1	1.6	0.9
Miscellaneous	1,379	1,153	226	19.5	1.5	1.5

Other	12,618	10,542	2,076	19.7	13.8	13.5

Total store expenses	$55,565	$46,351	$9,212	19.9%	61.0%	59.1%

Average per store expense	$42.3	$42.1
Average per store gross margin	$27.1	$29.2

Face amount of checks cashed	$1,965,000	$1,721,000

Face amount of returned checks	$10,113	$6,990
Collections	8,521	5,427

Net write-offs	$1,592	$1,563

Net write-offs as a percentage of the face amount of checks cashed (1)	0.08%	0.09%

(1)	The same percentages apply for the percentage of check cashing fee revenue associated with returned checks as a percentage of total check cashing fee revenue.
     Total store expenses increased primarily as a result of the 210 additional company-owned stores in operation and growth in the loan business. The 19% increase in number of company-owned stores from the same period last year resulted in increases in salaries and benefits, occupancy, armored and security, returns and cash shorts, bank charges, store supplies, and telecommunications. The decrease in depreciation expense compared to the prior fiscal year is due to the one-time charge of $0.9 million related to the change in lease accounting practice last year. During the third quarter of fiscal 2006, we reversed $0.2 million of the original charge for losses from Hurricane Katrina due to improved loan collections on loans outstanding at the time of the hurricane, and we received an initial insurance reimbursement of $0.2 million.
     In addition to the increase in the number of stores, salaries expense increased as a result of increased training expense related to new loan product introductions, occupancy expenses increased due to higher lease rates, and depreciation expense (adjusted for the prior year one-time charge) increased as a result of the new computer roll-out to the stores during the second half of fiscal

2005 and the lease accounting change during the third quarter of fiscal 2005 which resulted in shorter leasehold depreciation lives. Provision for loan losses increased due to growth in the overall loan business, as well as a lower overall collection rate on loans in Texas, Arkansas, and Pennsylvania. Advertising and marketing expenses increased due to specific advertising and marketing programs introduced this fiscal year to promote our loan products, including the First Bank of Delaware loan product and the CSO loan product and our prepaid debit card product. Miscellaneous expenses increased as a result of increased licensing expense related to the new stores and the new loan products, along with increases in insurance expense.
Nine Month Comparison

Store Expense Analysis

	Nine Months Ended March 31,
	2006	2005	Increase (Decrease)		2006	2005
	(in thousands)			(percent)	(percent of revenue)
Salaries and benefits	$56,997	$48,147	$8,850	18.4%	24.8%	23.5%
Occupancy	30,893	25,739	5,154	20.0	13.5	12.4
Provision for loan losses and doubtful accounts	25,548	20,755	4,793	23.1	11.1	10.1
Depreciation	6,477	6,202	275	4.4	2.8	3.0
Hurricane Katrina related expenses	1,210	—	1,210	NA	0.5	—
Other:
Armored and security	7,321	6,564	757	11.5	3.2	3.2
Returns and cash shortages	5,870	6,048	(178)	(2.9)	2.6	2.9
Information services	3,055	3,019	36	1.2	1.3	1.5
Bank charges	4,724	4,447	277	6.2	2.1	2.2
Store supplies	2,981	3,463	(482)	(13.9)	1.3	1.7
Telecommunications	1,380	1,549	(169)	(10.9)	0.6	0.8
Advertising and marketing	4,363	2,101	2,262	107.7	1.9	1.0
Miscellaneous	3,497	2,724	773	28.3	1.5	1.4

Other	33,191	29,915	3,276	10.9	14.5	14.7

Total store expenses	$154,316	$130,758	$23,558	18.0%	67.2%	63.7%

Average per store expense	$125.1	$122.1
Average per store gross margin	$59.1	$69.5

Face amount of checks cashed	$4,543,000	$4,069,000

Face amount of returned checks	$28,088	$19,839
Collections	23,289	14,759

Net write-offs	$4,799	$5,080

Net write-offs as a percentage of the face amount of checks cashed (1)	0.11%	0.12%

(1) The same percentages apply for the percentage of check cashing fee revenue associated with returned checks as a percentage of total check cashing fee revenue.
     Total store expenses increased primarily as a result of the 210 additional company-owned stores in operation and introduction of a new loan product in Texas, Arkansas and Pennsylvania. The 19% increase in number of company-owned stores from the same period last year resulted in increases in salaries and benefits, occupancy, armored and security, information services, and depreciation. In addition to the increase in the number of stores, salaries expense increased as a result of increased training expense related to new loan product introduction, occupancy expenses increased due to higher lease rates, and depreciation expense increased as a result of the new computer roll-out to the stores during the second half of fiscal 2005 and the lease accounting change during the third quarter of fiscal 2005 which resulted in shorter leasehold depreciation lives. Provision for loan losses increased due to growth in the overall loan business, as well as a lower overall collection rate on loans in Texas, Arkansas, and Pennsylvania.

Returned checks, net of collections, and cash shortages decreased due to continued focus on operational procedures and controls. Store supplies decreased due to improved order control processes. Telecommunications expenses decreased as a result of more favorable pricing from our suppliers. Advertising and marketing expenses increased due to specific advertising and marketing programs introduced this fiscal year to promote our First Bank of Delaware and CSO loan products and our prepaid debit card product. Miscellaneous expenses increased as a result of increased licensing expense related to the new stores and the new loan products, along with increases in insurance expense. During the first quarter of fiscal 2006, we recorded a pre-tax charge of $1.7 million related to losses from Hurricane Katrina. This charge included an addition to the loan loss provision and the write-off of fixed assets. As of March 31, 2006, six of our 22 company-owned stores in the greater New Orleans market remain closed. During the third quarter of fiscal 2006, we reversed $0.2 million of the original charge for losses from Hurricane Katrina due to improved loan collections on loans outstanding at the time of the hurricane, and we received an initial insurance reimbursement of $0.2 million.
Quarter Comparison

Other Expenses Analysis

	Three Months Ended March 31,
	2006	2005	Increase (Decrease)		2006	2005
	(in thousands)			(percent)	(percent of revenue)
Region expenses	$7,007	$6,110	$897	14.7%	7.7%	7.8%
Headquarters expenses	6,694	5,295	1,399	26.4	7.3	6.7
Franchise expenses	328	321	7	2.2	0.4	0.4
Other depreciation and amortization	1,038	857	181	21.1	1.1	1.1
Loss on early extinguishment of debt	692	—	692	NA	0.8	—
Interest expense, net	3,657	2,828	829	29.3	4.0	3.6
Other (income) expenses, net	32	256	(224)	(87.5)	—	0.3
Income taxes	6,297	6,578	(281)	(4.3)	6.9	8.4
     Region Expenses. Region expenses increased because of the addition of a new region and increases in salaries and benefits expense resulting from additional staffing in collections, facilities and real estate development related to supporting the growth in the number of stores.
     Headquarters Expenses. Headquarters expenses increased primarily due to increased bonus expense and expenses related to restricted stock and stock option expense.
     Franchise Expenses. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in our ACE Franchise Group. Franchise expenses remained unchanged.
     Other Depreciation and Amortization. Other depreciation and amortization expense increased primarily due to the fixed asset additions related to the 210 additional company-owned stores.
     Loss on Early Extinguishment of Debt. During the third quarter of fiscal 2006, a decision was made to discontinue operating self-service machines in H&R Block locations during the 2007 tax season. As a result, during the third quarter of fiscal 2006, we recorded a $0.7 million for the early extinguishment of the DZ bank facility used to fund the self-service machine operations.
     Interest Expense, Net. Interest expense, net, increased due to a higher level of borrowings and higher interest rate.
     Other (Income) Expenses, Net. Other expenses, net, of $32,000 was due primarily to the gain from sale of a store, offset by closing expense and the expense associated with the termination of the self-service machine lease agreements resulting from the decision to discontinue operating self-service machines in H&R Block locations during the 2007 tax season.

     Income Taxes. A total of $6.3 million was provided for income taxes for the third quarter of fiscal 2006 and $6.6 million was provided for the third quarter of fiscal 2005. The provision for income taxes was calculated based on a statutory federal income tax rate of 35%, plus a provision for state income taxes. The effective income tax rate for the third quarter of fiscal 2006 and fiscal 2005 was 39% and 40%, respectively. However, the annual effective income tax rate for the fiscal year 2005 was 39%.
Nine Month Comparison

Other Expenses Analysis

	Nine Months Ended March 31,
	2006	2005	Increase (Decrease)		2006	2005
	(in thousands)			(percent)	(percent of revenue)
Region expenses	$19,032	$17,135	$1,897	11.1%	8.3%	8.3%
Headquarters expenses	17,101	15,041	2,060	13.7	7.5	7.3
Franchise expenses	907	909	(2)	(0.2)	0.4	0.4
Other depreciation and amortization	2,748	2,242	506	22.6	1.2	1.1
Loss on early extinguishment of debt	692	—	692	NA	0.3	—
Interest expense, net	5,703	4,215	1,488	35.3	2.5	2.1
Other (income) expenses, net	68	322	(254)	(78.9)	—	0.2
Income taxes	11,331	13,846	(2,515)	(18.2)	5.1	6.7
     Region Expenses. Region expenses increased because of the addition of a new region and increases in salaries and benefits expense resulting from additional staffing in collections, facilities and real estate development related to supporting the growth in the number of stores.
     Headquarters Expenses. Headquarters expenses increased primarily due to increased bonus expense and expenses related to restricted stock and stock option expense.
     Franchise Expenses. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in our ACE Franchise Group. Franchise expenses remained unchanged.
     Other Depreciation and Amortization. Other depreciation and amortization expense increased due to the fixed asset additions related to the 210 additional company-owned stores.
     Loss on Early Extinguishment of Debt. During the third quarter of fiscal 2006, a decision was made to discontinue operating self-service machines in H&R Block locations during the 2007 tax season. As a result, during the quarter ended March 31, 2006, we recorded a $0.7 million for the early extinguishment of the DZ bank facility used to fund the SSM operations.
     Interest Expense, Net. Interest expense, net, increased due to increased borrowings and higher interest rate.
     Other (Income) Expenses, Net. Other expenses, net, of $68,000 was due primarily to the gain from sale of a store, offset by store closing expense and the expense associated with the termination of the self-service machine lease agreements resulting from the decision to discontinue operating self-service machines in H&R Block locations during the 2007 tax season.
     Income Taxes. A total of $11.3 million was provided for income taxes, a decrease of $2.5 million from $13.8 million in the first nine months of fiscal 2005. The provision for income taxes was calculated based on a statutory federal income tax rate of 35%, plus a provision for state income taxes. The effective income tax rate for the first nine months of fiscal 2006 and fiscal 2005 was 39% and 40%, respectively. However, the annual effective income tax rate for fiscal 2005 was 39%.

Balance Sheet Variations
     Cash and cash equivalents, money orders payable and revolving advances vary because of seasonal and day-to-day requirements resulting primarily from maintaining cash for cashing checks and making short-term consumer loans, and the receipt and remittance of cash from the sale of money orders, wire transfers and bill payments. For the first nine months of fiscal 2006, cash and cash equivalents increased $48.4 million, compared to an increase of $3.5 million, for the first nine months of fiscal 2005.
     Accounts receivable, net, of $7.2 million as of March 31, 2006 increased $3.3 million from June 30, 2005 due primarily to the loan fee receivable from the First Bank of Delaware for loans we began marketing and servicing on August 1, 2005.
     Loans receivable, net, of $21.3 million as of March 31, 2006 increased $0.5 million from June 30, 2005 due to the additional number of ACE loan stores. Loans receivable, net, does not include any of the Republic Bank loans, First Bank of Delaware loans or CSO loans available through our company-owned stores in Arkansas, Pennsylvania and Texas, because we serve only as a marketing and servicing agent for the banks and a credit services provider for the CSO lender, and do not acquire or own any participation interest in any of those loans. Our agreements with our third-party lenders provide for us to receive fees, though such fees are subject to reduction or offset by the losses from uncollected loans.
     Prepaid expenses, inventories and other current assets of $13.0 million as of March 31, 2006 decreased $0.7 million from June 30, 2005 due primarily to a decrease in deferred financing costs related to the extended term of the amended credit agreement and the early extinguishment of the DZ credit agreement as a result of the termination of the H&R Block agreement.
     Property and equipment, net, as of March 31, 2006 increased $6.8 million from June 30, 2005 as a result of fixed asset additions of $15.2 million (including $0.4 million for capitalized software development), offset by depreciation expense of $7.6 million and fixed asset retirements of $0.7 million. During the first nine months of fiscal 2006, we opened 84 newly constructed stores, acquired 120 stores, closed 16 company-owned stores, and sold 2 company-owned stores.
     Goodwill as of March 31, 2006 increased $34.5 million from June 30, 2005 as a result of the acquisition of 120 stores during the first nine months of fiscal 2006, including a single acquisition of 107 stores from Popular Cash Express, Inc. and Popular Cash Express – California, Inc. during the second quarter of fiscal 2006.
     Other assets, noncurrent, as of March 31, 2006 increased by $1.5 million from June 30, 2005, primarily as a result of an increase in other intangibles (customer lists) related to store acquisitions during the nine months ended March 31, 2006.
     Revolving advances as of March 31, 2006 increased by $36.6 million from June 30, 2005 due to the increase in loans receivable, store acquisitions, and additional newly constructed stores, along with the increased store cash requirements related to the month ending on a Friday.
     Accounts payable, accrued liabilities and other current liabilities as of March 31, 2006 increased $12.9 million from June 30, 2005, because of increases in liabilities to various service providers due to the Friday month-end, the accrued expenses related to the costs associated with Hurricane Katrina and the increase in the current portion of the MoneyGram bonuses related to newly constructed and acquired stores which will be amortized over the appropriate contract period.
     Money orders payable as of March 31, 2006 increased by $5.7 million from June 30, 2005 due to the timing of remittances at the end of March 2006.
     Deferred revenue increased $0.3 million from June 30, 2005 due to the noncurrent portion of the MoneyGram bonuses related to newly constructed and acquired stores, which will be amortized over the appropriate contract period.

     Convertible notes payable of $19.4 million are related to the acquisition of 107 stores from Popular Cash Express, Inc. and Popular Cash Express — California, Inc. during the second quarter of fiscal 2006.
     Other liabilities increased $0.5 million from June 30, 2005 due to increases in deferred rent and acquisition notes payable.
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
     An analysis of the loan loss allowance with reference to our gross loans receivable (which does not include any Republic Bank loans, First Bank of Delaware loans or CSO loans) is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands, except percentages)
ACE Loans:
Gross loans receivable, beginning of period	$40,079	$34,485	$31,790	$27,663
Originations	121,487	100,441	390,035	327,935
Repayments	(120,654)	(101,299)	(372,035)	(314,472)
Charge-offs	(6,597)	(5,639)	(15,555)	(14,266)
Recoveries	—	589	80	1,717

Gross loans receivable	34,315	28,577	34,315	28,577
Less: Allowance for losses on loans receivable	12,990	12,073	12,990	12,073

Loans receivable, net of allowance	$21,325	$16,504	$21,325	$16,504

Allowance for losses on loans receivable:
Beginning of period	$14,406	$12,961	$11,003	$10,616
Provision for loan losses	5,438	4,162	17,719	14,006
Exclude Katrina related provision	(257)	—	(257)	—
Charge-offs	(6,597)	(5,639)	(15,555)	(14,266)
Recoveries	—	589	80	1,717

End of period	$12,990	$12,073	$12,990	$12,073

Net loan charge-offs as a percent of matured loan volume (1)	5.3%	4.8%	4.1%	3.8%
Allowance as a percent of gross loans receivable	37.9%	42.2%	37.9%	42.2%

(1)	Matured loan volume represents all loans which became due and payable during the reporting period.

     All loans not paid on the due date are considered delinquent, and no additional interest accrues after loan maturity. Loans past due (non-accrual) and loans ninety days or more past due at each date presented are as follows:

	March 31,
	2006	2005
	(in thousands, except percentages)
ACE Loans:
Gross loans receivables, end of period	$34,315	$28,577

Loans past due (unpaid at due date)	$11,643	$10,504

Percentage of gross loans receivable	33.9%	36.8%

Loans past due 90+ days	$6,440	$5,089

Percentage of gross loans receivable	18.8%	17.8%
Off-Balance Sheet Arrangement with Third Party Lenders
     We are a party to marketing and servicing agreements with two banks, Republic Bank and First Bank of Delaware. Under these agreements, we have provided various services to the banks in connection with our marketing and servicing of their loans in exchange for marketing and servicing fees equal to a portion of the interest charged by the banks based on loan volume. These services include advertising, application processing and collecting payments from bank customers.
     During February 2006, we entered into amendments to these marketing and servicing agreements to cease offering each bank’s loans in Texas. With respect to Republic Bank, we also agreed to cease offering Republic’s short-term loans in Arkansas and Pennsylvania by June 30, 2006. On March 1, 2006, we began, through our wholly owned subsidiary, ACE Credit Services, LLC, offering and providing credit services under a CSO program in our stores in Texas to customers who apply for short-term loans offered by True Financial Services, LP, an independent third-party lender. When a customer enters into a CSO loan with True Financial at one of our stores, we agree, for a fee payable to us by the customer, to provide a variety of credit services to the customer, one of which is to provide a letter of credit to True Financial to secure the customer’s obligation to repay the CSO loan if the customer fails to do so.
     True Financial began offering CSO loans in our company-owned Texas stores on March 1, 2006, and as of March 31, 2006, it was being offered in 382 of our company-owned Texas stores. As of March 31, 2006, Republic Bank and First Bank of Delaware were offering loans in 62 of our company-owned stores in Arkansas and Pennsylvania. Approximately $19.4 million, or 9%, of our total revenues in the nine months ended March 31, 2006 were fees paid to us by Republic Bank and First Bank of Delaware. Approximately $1.5 million, or 0.6%, of our total revenues in the nine months ended March 31, 2006 were fees paid to us related to the CSO loan product.
     Although we offer these third party loans in our stores, each lender is responsible for reviewing each loan application and determining whether such application is approved for a loan. We are not involved in the loan approval process, including with respect to determining the loan approval procedures or criteria, nor do we acquire or own any participation interest in these loans. Consequently, these third party loans are not included in our loan portfolio or in our loans receivable and loans are not reflected on our balance sheet. Under our agreements with the lenders, however, we are obligated to reimburse them by paying them an amount equal to the net amount charged off by each lender regarding their loans made in our stores. Therefore, we could be obligated to pay each lender for loan losses in an amount up to the total outstanding amount of third party loans recorded on their financial statements, and with respect to CSO loans, also obligated to pay a portion of any insufficient funds fees assessed by the lender. As of March 31, 2006, our potential obligation to each lender is as follows:

As of March 31,
2006
(in millions)
Republic Bank	$0.5
First Bank of Delaware	2.3
True Financial	6.0
     Because of our economic exposure for losses related to the third party loans, we have established a payable to reflect our anticipated losses related to uncollected third party loans that are 180 days or more past due. We believe that the loss experience with our third party lenders’ loans will be similar to the loss experience with ACE loans because the loan products are similar in amount and credit quality. Accordingly, the payable for amounts due to the third party lenders for losses regarding their loans has been established using the same methodology discussed in “- ACE Loan Portfolio” above. We cannot assure you, however, that our estimates will be accurate, and if the third party lender loan losses are materially greater than our recorded amount payable, our financial condition could be materially adversely affected.
     An analysis of the loan loss allowance with reference to Republic Bank’s gross loans receivable (which are not included in our balance sheet) is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands, except percentages)
Gross loans receivable, beginning of period	$6,076	$11,413	$10,713	$9,434
Originations	11,742	38,985	66,780	138,393
Repayments	(14,553)	(39,338)	(69,830)	(133,299)
Charge-offs	(2,731)	(2,873)	(7,129)	(6,360)
Recoveries	—	87	—	106

Gross loans receivable, end of period (1)	534	8,274	534	8,274
Loan losses paid to banks for loans less than 180 days delinquent	3,322	4,045	3,322	4,045

Gross bank loans receivable	$3,856	$12,319	$3,856	$12,319

Liability for loan losses payable to banks:
Beginning of period	$2,967	$4,806	$4,030	$3,714
Provision	1,767	2,085	5,102	6,645
Charge-offs	(2,731)	(2,873)	(7,129)	(6,360)
Recoveries	—	87	—	106

End of period	$2,003	$4,105	$2,003	$4,105

Net loan charge-offs as a percent of matured loan volume (2)	17.4%	6.8%	9.8%	4.6%
Liability as a percent of gross bank loans receivable	51.9%	33.3%	51.9%	33.3. %

(1)	Republic Bank loans are not carried on our balance sheet.

(2)	Matured loan volume represents all loans which became due and payable during the reporting period.

     An analysis of the loan loss allowance with reference to First Bank of Delaware’s gross loans receivable (which are not included in our balance sheet) is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands, except percentages)
Gross loans receivable, beginning of period	$4,461	$—	$—	$—
Originations	4,936	—	19,936	—
Repayments	(6,721)	—	(17,260)	—
Charge-offs	(373)	—	(373)	—
Recoveries	—	—	—	—

Gross loans receivable, end of period (1)	2,303	—	2,303	—
Loan losses paid to banks for loans less than 180 days delinquent	1,572	—	1,572	—

Gross bank loans receivable	$3,875	$—	$3,875	$—

Liability for loan losses payable to banks:
Beginning of period	$1,914	$—	—	$—
Provision	848	—	$2,762	—
Charge-offs	(373)	—	(373)	—
Recoveries	—	—	—	—

End of period	$2,389	$—	$2,389	$—

Net loan charge-offs as a percent of matured loan volume (2)	1.5%	—	0.6%	—
Liability as a percent of gross bank loans receivable	61.7%	—	61.7%	—

(1)	First Bank of Delaware loans are not carried on our balance sheet.

(2)	Matured loan volume represents all loans which became due and payable during the reporting period.
     An analysis of the loan loss allowance with reference to the CSO gross loans receivable (which are not included in our balance sheet) is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
	(in thousands, except percentages)
Gross loans receivable, beginning of period	$—	$—	$—	$—
Originations	10,345	—	10,345	—
Repayments	(4,308)	—	(4,308)	—
Charge-offs	—	—	—	—
Recoveries	—	—	—	—

Gross loans receivable, end of period (1)	6,037	—	6,037	—
Loan losses paid for loans less than 180 days delinquent	327	—	327	—

Gross CSO loans receivable	$6,364	$—	$6,364	$—

Liability for loan losses payable True Financial:
Beginning of period	$—	$—	$—	$—
Provision	87	—	87	—
Charge-offs	—	—	—	—
Recoveries	—	—	—	—

End of period	$87	$—	$87	$—

Net loan charge-offs as a percent of matured loan volume (2)	—	—	—	—
Liability as a percent of gross CSO loans receivable	1.4%	—	1.4%	—

(1)	CSO loans are not carried on our balance sheet.

(2)	Matured loan volume represents all loans which became due and payable during the reporting period.

     All loans not paid on the due date are considered delinquent, and no additional interest accrues after loan maturity. Third party loans past due (non-accrual) and third party loans ninety days or more past due at each date presented are as follows:

			First Bank of
	Republic Bank		Delaware		CSO Loans
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006	2005
	(in thousands, except percentages)
Gross third party loans receivables, end of period	$3,856	$12,319	$3,875	—	$6,364	—

Loans past due (unpaid at due date)	$3,660	$4,887	$1,704	—	$303	—

Percentage of gross loans receivable	94.9%	39.7%	44.0%	—	4.8%	—

Loans past due 90+ days	$2,062	$2,522	$928	—	—	—

Percentage of gross loans receivable	53.5%	20.5%	23.9%	—	—	—
Loan Collection Trends
     We evaluate our loan collection trends on a combined loan portfolio basis. The schedule below indicates the progression of receipts or collections of each “quarterly portfolio” of loans, consisting of ACE loans, Republic Bank loans, First Bank of Delaware loans and CSO loans. In this case, a “quarterly portfolio” is all of the ACE loans, Republic Bank loans, First Bank of Delaware loans, and CSO loans that matured in a particular fiscal quarter. We can track the payment rates at different points of time for each quarterly portfolio.
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
Collection Progression for Quarterly Loan Portfolios

	Collection Percentage
		Actual
Days Following Quarter	Target	Fiscal 2006	Fiscal 2005	Fiscal 2004
	First Quarter

30	91.5%	92.1%	92.6%	92.7%
90	93.2%	93.9%	94.3%	94.9%
180	94.8%	94.5%	94.6%	95.1%

	Second Quarter

30	91.5%	92.5%	93.1%	93.8%
90	93.2%	94.7%	95.4%	95.7%
180	94.8%		95.8%	95.8%

	Third Quarter

30	93.0%	95.1%	94.7%	94.7%
90	94.8%		96.1%	96.0%
180	95.7%		96.5%	96.1%

	Fourth Quarter

30	91.5%		92.7%	93.2%
90	93.2%		94.4%	94.6%
180	94.8%		94.9%	94.9%
Liquidity and Capital Resources
Cash Flows from Operating Activities
     During the nine months ended March 31, 2006 and 2005, net cash provided by operating activities was $43.2 million and $39.1 million, respectively. The increase in cash flows from operating activities resulted from timing of remittances to product or service providers, such as MoneyGram Payment Systems, Inc., Travelers Express Company Inc. and our third party lenders, offset by growth in our loans receivable.
Cash Flows from Investing Activities
     During the nine months ended March 31, 2006 and 2005, net cash used by investing activities was $32.4 million and $30.2 million, respectively. We used $13.3 million and $10.8 million during the nine months ended March 31, 2006 and 2005, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Expenditures related to store acquisitions were $19.1 million and $19.4 million for the nine months ended March 31, 2006 and 2005, respectively. During the second quarter of fiscal 2006, we acquired 107 stores in a single acquisition from Popular Cash Express, Inc. for a purchase price of $33.6 million, of which $19.4 million was evidenced by a series of convertible promissory subordinated notes, with the remaining balance paid in cash.
Cash Flows from Financing Activities
     Net cash provided by financing activities for the nine months ended March 31, 2006 was $37.6 million and net cash used by financing activities for the nine months ended March 31, 2005 was $5.5 million. Our revolving advance balance increased $36.6 million from June 30, 2005 due to the cost of new store construction and store acquisitions and the additional funds required to operate the increased number of stores, along with the increased store cash requirements related to the month ending on a Friday. Gross borrowings related to store acquisition notes payable were $0.6 million. Proceeds from the exercise of restricted stock and stock options were $0.6 million for the nine months ended March 31, 2006.

Certain Contractual Commitments
The table below summarizes our obligations for certain leases and acquisition notes payable outstanding as of March 31, 2006:

		Payments Due by June 30,
							2011 and
	Total	2006	2007	2008	2009	2010	thereafter
	(in thousands)
Operating leases	$87,913	$8,102	$28,557	$21,032	$13,639	$9,055	$7,528
Convertible notes payable related to Popular Cash Express acquisition	19,400	—	—	—	—	—	19,400
Acquisition related notes payable	695	73	337	272	13	—	—

Total	$108,008	$8,175	$28,894	$21,304	$13,652	$9,055	$26,928

     As part of our growth strategy, we intend to open new stores in existing and new markets. During the first nine months of fiscal 2006, we opened 44 company-owned ACE Cash Express stores and 40 ACE Cash Advance stores. We expect to open a total of approximately 50 to 60 new ACE Cash Express stores and 50 to 60 new ACE Cash Advance stores, resulting in a net gain of approximately 70 to 100 newly-constructed company-owned stores, in fiscal 2006.
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
     The capital cost of opening an ACE Cash Advance store is typically in the range of $35,000 to $45,000, and includes leasehold improvements, signage, computer equipment and security systems, before the MoneyGram incentive. At maturity, ACE Cash Advance stores require working capital of $70,000 to $100,000.
     For the nine months ended March 31, 2006, we spent $13.3 million on capital expenditures excluding acquisitions. Our total capital expenditures, excluding acquisitions, are anticipated to be approximately $15 million during our fiscal year ending June 30, 2006, in connection with the opening new stores, the relocation or remodeling of certain existing stores, maintenance, and ongoing upgrades of our information system. The actual amount of capital expenditures will depend in part on the number of new stores opened, the number of stores acquired, and the number of existing stores that are relocated or remodeled. We believe that the 50 to 60 ACE Cash Express stores and the 50 to 60 ACE Cash Advance stores, after closings and dispositions, will require approximately $10 million of working capital to fund operating cash and additions to our loan portfolio. We believe that our existing resources, anticipated cash flows from operations, and credit facilities will be sufficient to finance our anticipated capital expenditures and operational requirements during fiscal 2006.
Credit Facilities
     On February 28, 2006, we entered into a Second Amendment to Credit Agreement (“Second Amendment”) to amend our existing First Amended and Restated Credit Agreement dated as of July 30, 2004, as amended, with a syndicate of bank lenders led by Wells Fargo Bank, National Association, as administrative agent for itself and the other lenders thereunder. The Second Amendment effected various amendments to the existing credit agreement, including the following:

•	The term of the credit agreement, and the maturity date of our revolving credit facilities, was extended from June 30, 2008 to December 31, 2010.
•	The maximum amount of the primary revolving credit facility was increased from $140 million to $200 million. We may also request an increase in this facility of up to $25 million during the term of the credit agreement. Such an increase is subject to the lenders’ agreement, but does not require an amendment to the credit agreement.
•	The maximum amount of the seasonal revolving credit facility, available from January 1 through March 15 of each year during the term of the credit agreement, was increased from $60 million to $75 million.
•	The interest rate applicable to borrowings under the credit facilities was decreased. The borrowings bear interest at a variable annual rate, depending on our leverage ratio, equal to, at our discretion, either:
•	The sum of (a) the greatest of (i) the prime rate publicly announced by Wells Fargo Bank, (ii) one percent plus the rate of interest on the secondary market for three-month certificates of deposit reported by the Board of Governors of the Federal Reserve System (the “Board of Governors”), multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for new negotiable nonpersonal time deposits in dollars of over $100,000 with maturities of approximately three months plus the annual assessment rate that is payable by a member of the Bank Insurance Fund classified as “well capitalized,” and (iii) the federal funds rate plus 0.5%; plus (b) a margin that varies from .75% to 1.75% per annum based on our debt-to-EBITDA ratio. (For this ratio, “EBITDA” is our earnings before interest, taxes, depreciation, and amortization.) This interest rate adjusts on a daily basis.

•	The sum of (a) the London Interbank Offered Rate (“LIBOR”) for (at our discretion) one-, two-, three- or six-month maturities, multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for Eurocurrency funding, plus (b) a margin that varies from 1.75% to 2.75% per annum based on our debt-to-EBITDA ratio. This interest rate adjusts, at our discretion, at one-, two-, three-, or six-month intervals, in accordance with the corresponding LIBOR.
•	The sum of (a) LIBOR for one-month maturities, plus (b) a margin that varies from 1.75% to 2.75% per annum based on our debt-to-EBITDA ratio. This interest rate adjusts on a daily basis.
•	The commitment fee payable to the lenders, based on the average daily unused portion of the credit facility, varies from .30% per annum to .50% per annum based on our debt-to- EBITDA ratio.
•	Both the covenant that limited the amount of our annual capital expenditures and the covenant that required us to enter into interest-rate swap agreements were deleted.
•	The minimum net worth covenant was amended so that it now requires that our consolidated net worth be at least an amount equal to $175.5 million, plus 75% of all quarterly net income (without deduction for any quarterly loss), plus 100% of the net proceeds of any equity offering.
•	We are permitted to incur additional indebtedness to sellers as part of any permitted acquisitions of assets or capital stock of one or more other entities in the retail financial services business.
The outstanding balance as of March 31, 2006 was $79.9 million, with an available balance on the primary revolving credit facility of $120.1 million. The seasonal revolving credit facility of $75 million is only available during tax season.
     We selected the third alternative described above as the annual interest rate for our borrowings under the credit agreement, and as of March 31, 2006, that interest rate was 6.875% (calculated using LIBOR plus 2.00%). Upon an event of default under the credit agreement, the applicable annual interest rate is increased by three hundred basis points.
     Interest on the outstanding principal amount borrowed under the credit agreement is payable monthly. The outstanding principal amount borrowed and all interest accrued under the primary revolving line-of-credit facility is payable on December 31, 2010. The outstanding principal amount and all interest accrued under the seasonal revolving line-of-credit facility is payable on March 15 of each year. At the end of each fiscal quarter, we must pay the lenders a commitment fee equal to a rate of between 0.3% and 0.5% (depending on our debt-to-EBITDA ratio) per annum of the average daily unused portion of the credit available under the credit agreement (which is the unused portion of the $200 million throughout the year and the unused portion of the $75 million seasonal facility from January 1 through March 15 each year). We must also pay Wells Fargo Bank an annual agency fee of $60,000 in advance on each July 30. We paid $1.2 million in arrangement fees and up-front fees relating to the July 30, 2004 credit agreement, and an additional $0.7 million related to the February 28, 2006 amendment. We may (a) at any time reduce, in whole or in part (in $5 million increments), the available amount of the credit facilities provided in the credit agreement and (b) subject to certain conditions, prepay, in whole or in part, the revolving credit facilities provided by the credit agreement without penalty or premium.
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
     We are subject to various restrictive covenants stated in the credit agreement. Those restrictive covenants, which are typical of those found in credit agreements of these types, include restrictions on the payment of dividends to shareholders and on the repurchase of shares, and the requirement that various financial ratios be maintained. Certain of the covenants in the credit agreement require us:
•	to maintain the following financial coverage ratios:
–	our consolidated net worth at any time cannot be less than $175.5 million plus 75% of all net income earned in a calendar quarter, without deduction for any quarterly losses, plus 100% of the proceeds of any equity offering;

–	at the end of any fiscal quarter, our debt-to-EBITDA ratio cannot be more than 2.50-to-1.00;

–	at the end of each fiscal quarter, our cash flow coverage ratio cannot be less than 1.25-to-1.00.
     As of March 31, 2006, we were in compliance with all of our covenants under our credit agreement.
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
Self-Service Machine Funding Arrangement
     We placed 128 of our self-service check-cashing machines in certain retail offices of H&R Block Tax Services, Inc. during the 2006 tax season. In accordance with our multi-year license agreement with H&R Block, the self-service machines were available to cash only tax refund checks and tax refund anticipation loan checks of H&R

Block customers. H&R Block is entitled to a portion of the tax fees collected varying by level of fees collected. Our agreement with H&R Block had a term through July 1, 2006, and would automatically renew for one-year periods thereafter absent 60 days’ prior notice to terminate by either of the parties. During the third quarter of fiscal 2006, a decision was made to discontinue operating self-service machines in H&R Block offices during the 2007 tax season.
     For the 2006 tax season, we obtained a maximum of $190 million of cash or currency for the self-service machines placed in the H&R Block retail offices through an arrangement with Ace Funding LLC, our wholly owned subsidiary, as borrower, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, a German bank, as arranger and liquidity agent, and Autobahn Funding Company LLC, as lender. For financial reporting purposes, Ace Funding is our consolidated subsidiary and all borrowings by Ace Funding under this arrangement, all amounts paid by Ace Funding under this arrangement and all check cashing fees received by us from the self-service machines subject to this arrangement are and will be reflected in our consolidated financial statements. All borrowings under this arrangement for the 2006 tax season were repaid in full by March 31, 2006. Due to the early extinguishment of this bank facility, we recorded expense of $0.7 million during the three months ended March 31, 2006. The revenue and contribution to profit from this specific operation does not have a material impact on our operations. The tax revenue generated from the self-service machines for the nine months ended March 31, 2006 and 2005 was $3.1 million and $3.5 million, respectively. We recorded a pre-tax loss of approximately $275,000 and pre-tax profit of $183,000 for the nine months ended March 31, 2006 and 2005, respectively.
Swap Agreements
     To reduce our risk of greater interest expense because of interest-rate fluctuations, we enter into interest-rate swap agreements from time to time, which effectively convert a portion of our floating-rate interest obligations to fixed-rate interest obligations.
     On April 23, 2003, we entered into an interest-rate swap agreement with JP Morgan Chase Bank, regarding a notional amount of $60 million, associated with the revolving advance facility under our bank credit agreement, to be effective until March 31, 2006. On May 31, 2004, the notional amount was reduced from $60 million to $30 million and increased to $45 million on January 1, 2005. On April 29, 2005, the interest-rate swap agreement was amended to reduce the notional amount to $35 million and extend the effective date from March 31, 2006 to September 29, 2006. The fixed rate effective on March 31, 2006, prior to adding the applicable margin, was 4.263%.
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
Stock Repurchase Program
     In May 2005, our board of directors established a program authorizing up to $20 million for the repurchase of shares of our common stock in the open market or negotiated transactions. As of March 31, 2006, no shares have been repurchased. The repurchase program does not have an expiration date, but will terminate when we have made all of the authorized repurchases or earlier by our board of directors.
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
     Our business requires significant amounts of cash for services and inventory. Much of that cash is obtained through borrowing. Therefore, we have, and we expect to have, a significant amount of outstanding debt and may incur additional debt in the future as we seek to expand our business. As of March 31, 2006, our short-term debt was $79.9 million, and our non-current acquisition notes payable totaled $19.4 million.
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
     As we develop new services, we may become subject to additional federal and state regulations. States may also seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. In addition, changes in current laws and future laws or regulations may restrict our ability to continue our current methods of operation or expand our operations. For example, as a result of the revised FDIC guidelines issued in March 2005 regarding payday loans, we have ceased offering loans made by Republic Bank & Trust Company, a Kentucky state-chartered bank, and First Bank of Delaware, a Delaware state-chartered bank, in our Texas stores and intend to cease offering loans made by Republic Bank in our Arkansas and Pennsylvania stores by the end of this fiscal year. Changes in laws or regulations may have a material adverse effect on our business, results of operations and financial condition.
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
     In 2002, the Office of the Comptroller of the Currency, which supervises national banks, took action to effectively prohibit certain national banks from offering and making short-term consumer loans because of the agency’s view that they posed various risks to those banks. As a result, we discontinued offering Goleta National Bank loans in our stores on December 31, 2002.
     In addition, Republic Bank and First Bank of Delaware, for each of which we act as marketer and servicer of their loans, are subject to federal and state banking regulations. The States of Kentucky and Delaware are the primary regulators for Republic Bank and First Bank of Delaware, respectively, and the Federal Deposit Insurance Corporation, or FDIC, is the back-up federal regulator of each bank. The FDIC issued guidelines governing permissible arrangements between a state-chartered bank and a marketer and servicer of its short-term loans in July 2003, and issued revised guidelines in March 2005. The guidelines apply to our marketing and servicing agreements with Republic Bank, for which we market and service a shorter-term (currently 14-day), single-installment loan, and First Bank of Delaware, for which we market and service a longer-term (currently 20-week), multi-installment loan, regarding the offering of each such bank’s loans at our stores in Arkansas, Pennsylvania and Texas. The guidelines describe the FDIC’s expectations for a bank’s prudent risk-management practices regarding payday loan marketing and servicing relationships. They address bank capital requirements, allowances for loan losses and loan classifications as well as income recognition, collection-recovery practices and compliance with consumer protection laws when a bank engages in payday lending.
     The revised FDIC guidelines issued in March 2005 include a requirement that banks (such as Republic Bank and First Bank of Delaware) develop procedures to ensure that a payday loan is not provided to any customer with payday loans from any lender for more than three months in the previous 12 months. The revised FDIC guidelines also suggest that supervised lenders should offer a customer subject to such a limitation, or refer such a customer to, a longer-term loan product. Pursuant to agreements we entered into with each of Republic Bank and First Bank of Delaware in February 2006, we ceased offering loans made by Republic Bank and First Bank of Delaware in our Texas stores at the end of February 2006. Pursuant to our agreement with Republic Bank, we have also agreed to cease offering loans made by Republic Bank in our Arkansas and Pennsylvania stores by the end of this fiscal year. It is unclear at this time what procedures and/or alternate products the FDIC may accept as conforming with the revised guidelines and the extent to which we can continue to offer loans made by First Bank of Delaware in our Arkansas and Pennsylvania stores. If the implementation and enforcement of the revised FDIC guidelines or any newly promulgated guidelines by the FDIC, or any order, law, rule or regulation by the State of Delaware or the FDIC, were to have the effect of significantly curtailing First Bank of Delaware’s installment lending services, our revenues derived from fees from First Bank of Delaware would be materially adversely affected, unless we could offer, or we could secure an agreement with another financial institution not subject to such limitations to offer, similar or alternate services. We cannot assure you that we would be successful in offering similar or alternate services or finding such a replacement financial institution, in the latter case especially because arrangements like ours with First Bank of Delaware are coming under increasing political and regulatory scrutiny. Lawsuits filed against banks offering short-term consumer loans, such as one filed by the New York State Attorney General’s office in September 2003 discussed below, may hinder our ability to partner with a replacement financial institution or to establish relationships with new financial institutions in other states as part of our growth strategy. Any alternate or similar services or agreement with a replacement or new financial institution may also not be on terms as favorable to us as our current agreements with Republic Bank and First Bank of Delaware.
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
The CSO loans offered by True Financial Services in our stores may not be successful.
     In March 2006, our subsidiary, ACE Credit Services, LLC, a credit services organization registered under Chapter 393 of the Texas Finance Code, commenced offering credit services to prospective borrowers in our Texas stores. These credit services include arranging for a short-term loan from an independent third-party lender, True Financial Services, LP, and, if the customer is approved for and accepts the loan, we provide a letter of credit to True Financial to secure the customer’s payment obligations in the event of a default by them, for which we receive a fee payable by the borrowing customer. If any order, law, rule or regulation by the State of Texas were to have the effect of significantly curtailing the amount or manner in which ACE Credit Services’ may assess fees for the credit services it offers, our revenues derived from offering credit services would be materially adversely affected, unless we could offer, or we could secure an agreement with another party not subject to such limitations to offer, similar or alternate services. Moreover, we cannot assure you that this CSO loan product will achieve market acceptance with our customers.
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
     In particular, we may become subject to litigation or regulatory proceedings focusing on our relationship with any of Republic Bank, First Bank of Delaware or True Financial. If we were to be recharacterized as the lender of the Republic Bank loans, the First Bank of Delaware loans or the CSO loans, then the interest charged for these loans would violate most of the applicable states’ usury laws which impose maximum rates of interest or finance charges that a non-bank lender may charge, and any resulting refunds or penalties we would likely incur would materially adversely affect our results of operations and financial condition. While there are differences between the Goleta loans and each of the Republic Bank loans, First Bank of Delaware loans and the CSO loans, principally that we do not acquire participations in any such loans, and while we believe we are not the lender under any of our arrangements with Republic Bank, First Bank of Delaware or True Financial, we cannot assure you that a regulator or a borrower will not try to recharacterize us as the true lender. For example, although we do not offer short-term consumer loans in New York, in September 2003 the New York State Attorney General’s office filed a lawsuit against a Delaware state-chartered bank and the companies servicing its short-term consumer loans through a structure that is in some respects similar to our agreements with Republic Bank, First Bank of Delaware and True Financial.
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
     Negative perception of our short-term consumer loans or other activities could also result in us being subject to more restrictive laws and regulations. For example, a short-term consumer loan prohibition law was recently passed by the Georgia state legislature. In addition, we may become subject to lawsuits against us for loans we make, or loans we service for Republic Bank, First Bank of Delaware or True Financial. If changes in the laws affecting any of our short-term consumer loans, the Republic Bank loans, the First Bank of Delaware loans or the CSO loans are enacted, or if we become subject to such lawsuits, our financial condition and results of operations would be materially adversely affected.
If our estimates of our loan losses are not adequate to absorb known or probable losses, our financial condition may be materially adversely affected.
     We maintain an allowance for loan losses at levels to cover the anticipated losses in the collection of the portfolio of loans that we make. We determine our allowance for loan losses based upon a review of historical loan losses and the loan portfolio. Our allowance for loan losses is periodically reviewed by our management. For the nine months ended March 31, 2006, our loan loss provision was $17.5 million, and we charged-off $15.6 million related to our loans. Our loan loss provision, however, is an estimate, and if actual loan losses are materially greater than our loan loss provision, our financial condition could be materially adversely affected.
     With respect to the Republic Bank loans and First Bank of Delaware loans, we are obligated to reimburse each bank for all loan losses. With respect to the CSO loans, we are obligated to reimburse the lender for the principal, interest and a portion of any insufficient funds fees assessed by the lender. As a result, we could be potentially obligated to pay each of Republic Bank, First Bank of Delaware and True Financial for loan losses in an amount up to the total outstanding amount of loans made by each such lender as recorded on their respective financial statements, and for True Financial, also liable for a portion of any insufficient funds fees assessed by the lender. We commenced offering First Bank of Delaware loans on August 1, 2005 and CSO loans on March 1, 2006.
     As of March 31, 2006, Republic Bank’s financial statements reflect a total outstanding amount of $0.5 million for Republic Bank loans, First Bank of Delaware’s financial statements reflect a total outstanding amount of $2.3 million for First Bank of Delaware loans, and True Financial’s financial statements reflect a total outstanding amount of $6.0 million for the CSO loans. These amounts are not included on our balance sheet. For the nine months ended March 31, 2006, we provided a payable of approximately $5.1 million for losses on Republic Bank loans and charged-off $7.1 million related to Republic Bank loans, provided a payable of approximately $2.8 million for losses on First Bank of Delaware loans and charged-off $0.4 million related to First Bank of Delaware loans, and provided $0.1 million for losses on CSO loans, with no amounts charged off as of March 31, 2006. The balance of the liability for Republic Bank loan losses reported in accrued liabilities as of March 31, 2006 was $2.0 million. The balance of the liability for First Bank of Delaware loan losses reported in accrued liabilities as of March 31, 2006 was $2.4 million. The balance of the liability for CSO loan losses reported in accrued liabilities as of March 31, 2006 was $0.1 million. The payables to Republic Bank, First Bank of Delaware and True Financial are however, estimates. If actual loan losses are materially greater than our recorded amount payable to either of these banks, our financial condition could be materially adversely affected.
A significant portion of our consumer lending business is derived from our relationships with third-party lenders, and a loss of any of these relationships could adversely affect our business.
     We provide various services to third-party lenders in connection with loans they make in some of our stores. In the case of the Republic Bank loans and the First Bank of Delaware loans, we are paid a fee by the banks for our marketing and servicing of these bank loans. In the case of the CSO loans, we are paid a fee by the borrowing customer for the credit services that we provide to assist them in obtaining the CSO loan. Approximately 8.4% of our total revenues in the nine months ended March 31, 2006 was derived from marketing and servicing fees paid to us by Republic Bank and First Bank of Delaware, but we expect this percentage of total revenues to decline because we have stopped offering Republic Bank loans and First Bank of Delaware loans in our stores in Texas and have agreed with Republic Bank to stop offering Republic Bank loans in all states by June 30, 2006. Approximately 0.6% of our total revenues in the nine months ended March 31, 2006 was derived from providing credit services for customers seeking CSO loans made by True Financial in 382 of our Texas stores, which we began offering on March 1, 2006.
     If a termination of or significant adverse change in our relationship with either True Financial or First Bank of Delaware were to occur, the revenues we derive from providing credit services for the customers seeking CSO loans or from marketing and servicing the First Bank of Delaware loans would decline unless we were able to find a replacement relationship with a new financial institution to offer the same or similar services. We cannot assure you that we would be able to secure a new relationship with a financial institution or that the terms of any such new relationship would be as favorable to us as those of our existing relationship with True Financial or First Bank of Delaware. As a result, any significant changes in our relationship with True Financial or First Bank of Delaware could lead to such third-party lenders ceasing the making of their loans in our stores or change the way we conduct business in certain states, either of which could materially adversely affect our results of operations.
If the loan approval process for any of Republic Bank or First Bank of Delaware or True Financial is flawed and more loans go uncollected, our revenues could be materially adversely affected.
     Our agreements with Republic Bank and First Bank of Delaware provide for us to market and service loans offered by each bank at our company-owned stores in Pennsylvania and Arkansas. Our agreement with True Financial provides for us to provide credit services to borrowers at our company-owned stores in Texas, which credit services include arranging for loans from True Financial and issuing on the borrower’s behalf a letter of credit to True Financial securing the principal, interest and a portion of any insufficient funds fee assessed by True Financial. Each lender is responsible for reviewing each respective loan application and determining whether such application is approved for a loan. We are not involved in the loan approval process, including with respect to determining the loan approval procedures or criteria. However, under each of our agreements with Republic Bank, First Bank of Delaware and True Financial, we are required to reimburse the lender for loan losses and, in the case of True Financial, a portion of any insufficient funds fee assessed by True Financial. If any lender’s loan approval process is flawed and an increased number of loans that are made are uncollected, our results of operations could be materially adversely affected.
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
     We are a party to a money order agreement with Travelers Express under which we exclusively sell Travelers Express money orders that bear our logo. Under this agreement, we are obligated to make prompt remittances of money order proceeds. We are also an agent for the receipt and transmission of wire transfers of money through the MoneyGram network in accordance with an agreement with Travelers Express and MoneyGram Payment Systems, Inc., an affiliate of Travelers Express. Approximately 7% of our total revenues for the nine months ended March 31, 2006 were derived from these agreements. Our relationship with Travelers Express and its affiliates is therefore significant to our business. Accordingly, if any disruption in this relationship occurs, it could materially and adversely affect our liquidity and profits.
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
     As of March 31, 2006, our principal shareholders, directors and executive officers, and entities affiliated with them, owned approximately 12% of the outstanding shares of our common stock. As a result, these shareholders, if acting together, are able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium of their common stock as a party of a sale of our company and might ultimately affect the market price of our common stock.
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
     The fair value of our existing interest-rate swaps was an asset of $349,000 as of March 31, 2006. The associated underlying debt has equaled or exceeded the notional amount for each swap throughout the existence of the swap, and we anticipate that it will continue to do so. Each existing swap is based on the same index as, and repriced on a consistent basis with its corresponding underlying debt.
ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Pending Putative Class Actions
     On August 19, 2004, Donna Reuter filed in the Circuit Court for Palm Beach County, Florida, a putative class action seeking damages against us, one of our subsidiaries and some of our current and former officers alleging, among other things that certain deferred check cashing transactions conducted by us and our subsidiary at stores in Florida prior to October 1, 2002 violated Florida lending practices and usury statutes, the Florida Deceptive and Unfair Trade Practices Act and the Florida Civil Remedies for Criminal Practices Act. This lawsuit is substantially similar to a lawsuit previously filed by Wendy Betts and other individuals against the same defendants in a different judicial district in Florida in which the trial court granted summary judgment in our favor and the district court of appeals affirmed the dismissal. Ms. Betts filed a similar lawsuit against defendants unrelated to us, in the same judicial district as the current lawsuit brought by Ms. Reuter, in which the trial court granted summary judgment in favor of the defendants and the district court of appeals reversed such ruling. Because the decision of the district court of appeals in favor of Ms. Betts was appealed to the Florida Supreme Court and in conflict with the prior decision in our favor, Ms. Reuter and we agreed to stay her lawsuit against us until a decision was rendered by the Florida Supreme Court. On April 27, 2006, the Florida Supreme Court upheld the decision in favor of Ms. Betts. As a result of the recent Florida Supreme Court decision, we expect that Ms. Reuter’s lawsuit will now proceed.
On June 1, 2005, Perseveranda Goins, Marie Aficial and Antonia Torres filed in the Superior Court of the State of California for the County of San Diego, a putative class action seeking damages and injunctive relief against us and Your Financial Resource, Inc., one of our franchisees, alleging, among other things, that we and our franchisee violated various California state law requirements with respect to the making of short-term consumer loans to the plaintiffs by, among other things, failing to make proper disclosures to the plaintiffs and assessing plaintiffs’ insufficient funds fees in excess of the statutory cap. On July 1, 2005, the defendants removed the lawsuit to the United States District Court for the Southern District of California. In December 2005, Your Financial Resource filed for bankruptcy protection and was subsequently dismissed from the lawsuit by the plaintiffs, without prejudice.

     On November 10, 2005, Latoya Jackson filed in the Superior Court for the City and County of Alameda, a putative class action seeking damages and injunctive relief against us and some of our subsidiaries alleging, among other things, that we failed to provide adequate meal periods and rest breaks to our employees as required under California law.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth information regarding our repurchases of shares of common stock during the quarter ended March 31, 2006:

			Total Number	Maximum
			of Shares	Approximate
			Purchased as	Dollar Value of
	Total		Part of Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
	Purchased	Per Share	Programs	or Programs
Period	(1)	(1)	(2)	(2)
January 1 – January 31	2,250	$0.01	—	$20,000,000
February 1 – February 28	—	—	—	$20,000,000
March 1 – March .31	1,950	0.01	—	$20,000,000

Total	4,200	$0.01	—	$20,000,000

(1)	All of these shares were issued as restricted stock under our 1997 Stock Incentive Plan, and upon forfeiture, we privately repurchased them from the grantees of the restricted stock for the per share amount (par value) paid by them. These repurchases were not made as part of our publicly announced repurchase program.

(2)	Our board has established a program authorizing up to $20 million for the repurchase of shares of our common stock. As of March 31, 2006, no shares have been repurchased. The repurchase program does not have an expiration date, but will terminate when we have made all of the authorized repurchases or earlier by our board of directors.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit

10.1	Credit Services Agreement dated February 25, 2006, between the ACE Credit Services, LLC and True Financial Services, LP.

10.2	Parent Guaranty dated March 1, 2006, in favor of True Financial Services, LP by the Company.

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACE CASH EXPRESS, INC.

May 5, 2006	By:	/s/ WILLIAM S. MCCALMONT

William S. McCalmont
Executive Vice President and
Chief Financial Officer
(Duly authorized officer and
principal financial officer)

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Credit Services Agreement dated February 25, 2006, between the ACE Credit Services, LLC and True Financial Services, LP.

10.2	Parent Guaranty dated March 1, 2006, in favor of True Financial Services, LP by the Company.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.