Form 10-K
period 2006-06-30
ACE CASH EXPRESS INC/TX
filed 2006-08-29
CIK 849116

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
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
Common Stock, $.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
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
Yes ☐ No ☑
As of December 31, 2005, the aggregate market value of voting stock (based upon the last reported sales price on The Nasdaq Stock Market) held by nonaffiliates of the registrant was $279,677,380. As of August 25, 2006, the number of shares of the Common Stock outstanding was 14,039,205.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III is incorporated by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ACE CASH EXPRESS, INC.
FORM 10-K
For the Year Ended June 30, 2006

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

PART I
ITEM 1. BUSINESS
Overview
     We are a leading retailer of financial services, including check cashing, short-term consumer loans and bill payment services. As of June 30, 2006, we had a total network of 1,573 stores in 38 states and the District of Columbia, consisting of 1,353 company-owned stores and 220 franchised stores. We are the largest owner, operator and franchisor of check cashing stores in the United States and the second largest owner, operator and franchisor of short-term consumer loans, also known as payday loans, in the United States. We focus on serving unbanked and underbanked consumers, many of whom seek alternatives to traditional banking relationships in order to gain convenient and immediate access to check cashing services and short-term consumer loans. We seek to develop and maintain the largest network of stores in each of the markets where we operate. Our growth strategy is to open new stores, franchise stores in new and existing markets, opportunistically acquire stores, and introduce new services into our store network.
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
     On June 6, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ace Holdings I, LLC, a Delaware limited liability company formed by JLL Partners Fund V, L.P. (“Ace Holdings”), and Ranger Merger Sub, Inc., a Texas corporation and a wholly-owned subsidiary of Ace Holdings (“Merger Sub”), pursuant to which Merger Sub will be merged with and into us, and we will continue as the surviving corporation and be a wholly-owned subsidiary of Ace Holdings (the “Merger”). Under the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock will be converted into the right to receive $30.00 in cash (the “Merger Consideration”).
     A special committee of our board of directors was established to evaluate and negotiate the merger on behalf of our board of directors and subsequently recommended that the board of directors approve and adopt the Merger Agreement. The special committee was comprised of all directors except Jay Shipowitz, our President and Chief Executive Officer, who may be deemed to be an affiliate of Ace Holdings as a result of arrangements with Ace Holdings or its affiliates relating to employment and an equity ownership in Ace Holdings or its affiliates. At a special meeting held on June 5, 2006, our board of directors approved and adopted the Merger Agreement and approved the Merger.
     Completion of the Merger is subject to the satisfaction of closing conditions set forth in the Merger Agreement, including the approval by the affirmative vote of a majority of our outstanding shares of Company common stock and the receipt of certain regulatory and other approvals. We currently anticipate that the Merger will close in the second quarter of fiscal 2007.
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
Industry Overview
     We operate in the check cashing and short-term consumer loan industries. Growth in these industries has been fueled by several demographic and socioeconomic trends, including an overall increase in the population and declining to stagnant growth in household income of lower- and middle-income people. At the same time, closings of less profitable or lower traffic bank branches, primarily in lower-income neighborhoods where the branches have failed to attract a sufficient base of customer deposits, have resulted in fewer convenient alternatives for consumers. These trends have combined to increase demand for the basic financial services we provide.

     Check cashing. We believe the check cashing industry cashes approximately 180 million checks annually, accounting for approximately $60.0 billion in check volume and generating approximately $1.5 billion in revenue. We believe this industry is mature and stable, but that it remains highly fragmented. In 2005, there were approximately 13,000 check cashing stores, with only nine check cashing companies, including ACE, operating or franchising more than 100 stores. Together, these companies accounted for less than 35% of the total number of such stores.
     Check cashing companies focus on and offer services to a customer segment that banks generally do not service and operate at locations and during hours that are typically more convenient than those traditionally offered by banks. In addition, unlike many banks, check cashing stores are willing, for a fee, to assume the risk that checks they cash will “bounce.” For instance, some banks will refuse to cash a check for a person who does not maintain an account with the bank. For account holders, some banks will require an account holder to maintain sufficient funds to cover a check to be cashed or to wait several days for the check to clear. As a result, we believe check cashing stores provide an attractive alternative to customers with relatively small account balances or without bank accounts. Although these customers might save money by depositing their checks in a bank and waiting for them to clear, we believe many prefer paying a fee to take advantage of the convenience and immediate availability of cash offered by check cashing stores.
     Short-term consumer loans. The U.S. short-term consumer loan industry has grown steadily since the early 1990s and is estimated to have generated approximately $40.0 billion of loan volume and $6.0 billion of revenue in 2005, up from approximately $3.5 billion of loan volume and $0.5 billion of revenue in 1998. We believe the growth has been fueled by a shortage of available short-term consumer credit alternatives from traditional banking institutions, increased consumer and legislative acceptance of short-term consumer loans and the lower costs of the short-term loan versus other more expensive alternatives. In 2005, there were an estimated 23,000 stores in the U.S. that offered short-term consumer loans. We believe this industry is highly fragmented, as there were only ten companies in 2005, including ACE, that operated or franchised more than 250 stores. Together, these companies accounted for less than 40% of the total number of such stores.
     Short-term consumer loans provide a customer with cash in exchange for the customer’s post-dated check or an authorization to debit the customer’s bank account, along with an agreement to defer the deposit of that check or initiation of that debit to the customer’s bank account, as the case may be, until the customer’s next payday, typically two to four weeks later. If the customer returns to the store and repays the loan within that time period, the check is returned to the customer; if not, the short-term consumer lender typically resorts to some form of collection, including depositing the check. Short-term consumer loans provide a simple, quick and confidential way for consumers to meet short-term cash needs between paydays while avoiding the high cost of penalties associated with writing checks with insufficient funds and other penalties and fees associated with making a late payment.
     Other financial services. In addition to check cashing and short-term consumer loan services, most stores offer customers a range of other services, including prepaid debit cards, bill payments, money orders and money transfers. Most stores also offer photocopying, fax transmission services and postage stamps.
Competitive Strengths
     We offer a suite of retail financial services delivered through our growing network of 1,573 owned and franchised stores conveniently located in close proximity to where our customers live and work. We believe that our store employees provide a professional experience that our customers value, which allows us to better understand their present and future financial service needs. We intend to capitalize on the following competitive strengths in order to grow our company:
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
     Our Operational Goals for fiscal 2007 are to:
•	provide quality customer service and take pride in our store appearance;

•	reduce cash shortages in our stores;

•	reduce forgeries;

•	increase our in-store loan payoffs;

•	reduce the number of times our stores open late or close early;

•	properly staff our stores for peak schedules;

•	increase the number of daily loan transactions;

•	reduce overtime hours;

•	increase the number of new customer transactions; and

•	provide more customers with the ACE prepaid Visa and Mastercard debit cards.
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
     Proven Acquisition Strategy. From 1991 to present, we grew from 181 to 1,353 company-owned stores, in large part, as a result of a disciplined acquisition strategy. Of our 1,353 company-owned stores, 575 were acquired in 121 separate transactions. Acquired stores are quickly integrated into our existing store base following the deployment of our proprietary point-of-sale system. By implementing our Operational Goals and information systems, we are typically able to increase revenue and gross margin in our acquired stores and to enhance the acquired stores’ service offerings. The cost of converting an acquired store to an ACE store consists primarily of expenditures related to security, new signage, introduction of our point-of-sale system and minor store remodeling. We believe there are opportunities to continue to improve the results in some of our recently acquired stores.

     Experienced Management Team. Our executive management team is a blend of company veterans and recent key additions that have experience in the check cashing industry as well as other retail-based businesses. These employees have gained extensive experience in the retail industry through new store openings, acquisitions and franchising. Jay Shipowitz, our Chief Executive Officer, who was promoted from President and Chief Operating Officer to Chief Executive Officer on July 1, 2004, has been with us since 1997 and has managed all areas of operations and finance during his tenure. Barry Barron, our Executive Vice President and Chief Operations Officer, has been with us since 2001 and has extensive experience operating company-owned and franchised restaurant locations. We believe that our executive management team’s experience has allowed us to deliver a consistent service offering to our customers, which in turn has generated higher levels of customer loyalty and positioned us to capitalize on future growth opportunities.
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
     We opened 101 company-owned stores in fiscal 2006 (including 50 ACE Cash Advance stores), compared to 80 stores in fiscal 2005 and 53 stores in fiscal 2004. Our current bank credit agreement enables us to pursue our company-owned store growth strategy more aggressively. We expect to open approximately 100 to 125 new ACE Cash Express company-owned stores and ACE Cash Advance company-owned stores, with a net gain of approximately 70 to 100 company-owned stores after store closures, in fiscal 2007.
     A decision to close a store is typically based upon store performance or our inability to obtain favorable lease renewal terms. Company-owned stores are evaluated for closure during our quarterly business reviews and at the end of the store’s lease term or any renewals of the lease term. A landlord may also choose not to renew the lease at the end of its term. We closed 23 company-owned stores in fiscal 2006, 32 stores in fiscal 2005, and 24 stores in fiscal 2004. This represents 2%, 3%, and 2%, of total company-owned stores as of June 30, 2006, 2005 and 2004, respectively.
     Company-owned stores are sold infrequently. Company-owned stores that are sold are typically located in isolated geographic areas that do not fit into our overall strategic geographic development plans. We sold two stores in fiscal 2006, six stores in fiscal 2005, and five stores in fiscal 2004.
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
     We opened 32 franchised stores in fiscal 2006, compared to 48 franchised stores in fiscal 2005 and 32 stores in fiscal 2004. As of June 30, 2006, we had 220 franchised stores and we believe our targeted markets will provide additional ACE franchise store opportunities across the United States. Currently, we have franchise agreements for the development of over 100 new franchise stores.
     A franchise agreement may be terminated if the franchisee does not comply with the franchise agreement. Subject to the terms of the franchise agreement, a franchisee may also elect to voluntarily close a store or leave the ACE system based upon a variety of factors specific to the individual franchisee. In either case, we consider these closed stores, whether or not the store actually closes or is re-branded. In fiscal 2006, 23 franchised stores were closed, compared to one franchised store in fiscal 2005, and 15 franchised stores in fiscal 2004.
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
     We believe that our extensive experience with acquisitions allows us to efficiently integrate acquired stores into our network. In fiscal 2006, we acquired 135 stores, compared to 74 stores in fiscal 2005, and 34 stores in fiscal 2004.
     Introduce New Services. In addition to our current broad service offering, we continuously evaluate new services for possible introduction into our stores. For example, in fiscal 2002, we entered into a written agreement with NetSpend Corporation, a prepaid payments company, whereby we offer prepaid debit cards in our stores. The Visa and MasterCard prepaid debit cards offered through NetSpend allow our customers to “load” cash onto these cards and use them wherever Visa or MasterCard debit cards are accepted. Pursuant to our agreement, we receive from the customer a portion of the purchase price of the cards and a convenience fee for loads on the cards. In addition, we receive from NetSpend an additional portion of the purchase price of the card and commissions based on the aggregate amount loaded or direct deposited on the cards, the number of purchases or ATM withdrawal transactions made with the cards and account maintenance and subscription fees paid by the customer. Our agreement with NetSpend expires on March 31, 2009, and will automatically renew for one year periods thereafter absent 365 days’ prior notice by either of the parties. Either party may terminate the agreement at an earlier date if the non-terminating party (i) fails to pay to the terminating party amounts when due, (ii) fails to timely cure a default under the agreement or (iii) is bankrupt or insolvent. During fiscal 2006, we and our franchisees sold over 290,000 cards and loaded a total face value of approximately $1 billion. Revenues generated under this NetSpend agreement during fiscal 2006, 2005 and 2004 were $12.5 million, $7.3 million, and $4.6 million, respectively, which represents 4.0%, 2.7%, and 1.9%, of our net revenues for such periods, and are included in Bill Pay revenue. We believe that our distribution network, with 1,573 network stores in 38 states and the District of Columbia, makes us an ideal partner for financial service companies seeking to gain immediate access to our customer base. Our distribution network allows us to offer our customers new services through third parties, without incurring the costs associated with a proprietary research and development process.
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

Our Customers
     We serve a large and growing demographic group including the nation’s approximately 60 million unbanked and underbanked individuals with services to help them manage their day-to-day financial needs. Our customers generally do not participate in the traditional banking and financial services system and require alternative solutions to gain convenient and immediate access to cash, short-term consumer loans, bill payments, money transfers and prepaid debit cards.
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
Our Services
     We offer convenient, fee-based services to meet the needs of our customers, including check cashing, short-term consumer loans, bill payment, money transfer and money order services and other retail financial services. The following table reflects the major categories of services that we currently offer and the revenues from these services for the indicated fiscal years:

	Fiscal Year Ended June 30,
	2006	2005	2004
	(in thousands)
Check cashing	$148,065	$131,619	$129,194
Short-term consumer loans	108,667	91,793	77,029
Bill payments	25,151	20,266	16,961
Money transfers	13,985	11,868	11,136
Money orders	6,830	6,875	6,330
Franchising	3,242	3,180	2,774
Other fees	3,969	3,048	3,235

Total revenues	$309,909	$268,649	$246,659

     Check cashing. Our primary business is cashing checks for a fee. We primarily cash payroll checks, but we also cash government assistance, tax refund and insurance checks or drafts. Our check cashing fees for payroll checks average approximately 2.5% of the face amount of the check, subject to local market conditions, and this fee is deducted from the cash returned to the customer. We may charge higher rates for cashing out-of-state checks, handwritten checks, money orders and insurance checks or drafts, depending on risk and market factors. Unlike many of our competitors, we display our check cashing fees in full view of our customers on a menu board in each store and provide a detailed receipt for each transaction. Although we have established guidelines for approving check cashing transactions, we have no preset limit on the size of the checks we will cash.
     During fiscal 2006, our company-owned stores cashed approximately 14.3 million checks with an aggregate face amount of approximately $5.9 billion. The face amount of the average check was $414 and our average fee per check was $10.40, or 2.5%, of the average check.
     The full amount of the check fee is recognized as revenue at the time of the transaction with no allowance for anticipated returned checks. If a check cashed by us is returned for any reason, we record the face amount of the check (which includes the check fee) as a loss in the period in which it is returned in other store expenses. We then transfer the check to our collection department, which contacts the maker and payee of each returned check to initiate the collection process. Our collection department utilizes a proprietary automated tracking system to monitor the status of all returned items. The percent of check fee revenue attributable to returned checks was 0.11%, 0.11%, and 0.15% for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.
     Short-term consumer loans. We are engaged in the short-term consumer loan business because we believe that many consumers have limited access to other sources of consumer credit. In general, the short-term consumer loans offered at our stores involve providing a customer with cash in exchange for the customer’s post-dated check or an authorization to debit the customer’s bank account, along with an agreement to defer the deposit of that check or the initiation of that debit on the customer’s account, as the case may be, for a term of 14 days and in some cases until the customer’s next payday, typically two to four weeks later. If the customer returns to the store and repays the loan, we return the check to the customer. If the customer fails to repay the loan, we deposit the check or debit the customer’s checking account. If the check is returned or the debit is rejected for insufficient funds or any other reason, we contact the customer and initiate collection efforts. Customers must have a checking account in order to apply for a short-term consumer loan.
     The amount of the customer’s check or debit authorization is the amount of the cash provided to the customer plus our fee. Our short-term consumer loans are authorized by statute or rule in the states in which we offer them and are subject to extensive regulation. The scope of that regulation, including the terms on which short-term consumer loans may be made, by the states is not consistent. All states in which we offer short-term consumer loans establish maximum allowable fees and other charges to consumers for these short-term consumer loans. In addition, many of the states regulate the maximum amount, maturity and renewal or extension of these short-term consumer loans. To comply with the laws and regulations of the states in which short-term consumer loans are offered at our stores, the terms of our short-term consumer loans must vary from state to state. As required, we are licensed to offer short-term consumer loans under the laws and regulations of the states in which we operate.
     As of June 30, 2006, we were offering loans made by us in 794 of our company-owned stores, First Bank of Delaware was offering First Bank of Delaware loans in 63 of our company-owned stores in Pennsylvania and Arkansas, and True Financial was offering CSO loans arranged by our affiliate credit services organization (“CSO”) at 384 of our company-owned stores in Texas. As of June 30, 2006, we did not offer short-term consumer loans in 93 of our company-owned stores in Georgia, Maryland and North Carolina due to an unfavorable regulatory environment in those states. The number of consumer loan transactions, the average advance and average customer fee by loan product for 2006 are as follows:

	Number of Loan
Loans Made By or Processed For:	Transactions	Average Advance	Average Customer Fee
	(in thousands)
ACE (1)	1,681	$308	$45.30
Republic Bank (2)	221	312	$55.00
First Bank of Delaware	62	353	$34.98
True Financial (CSO loans) (1)	154	414	$84.42

(1)	Includes new loans and refinances.

(2)	As of June 30, 2006, we no longer offer Republic Bank loans in any of our stores.
     As of June 30, 2006, the gross receivable for short-term consumer loans made by us was approximately $39.7 million. In addition, we are obligated to pay our third-party lenders for loan losses in an amount up to the total outstanding amount of loans recorded on their financial statements, which was $0.5 million, $1.1 million, and $12.0 million as of June 30, 2006 for Republic Bank, First Bank of Delaware and True Financial, respectively.
     For the short-term consumer loans we offer, the customer’s application data is electronically transmitted to our centralized computer system, which scores the loan with a proprietary loan-scoring system. An approval or denial is communicated back to the store, where the required loan documentation or adverse action form is printed for the customer. Loans made by our third-party lenders are scored in a similar process, but they are responsible for reviewing each loan application and determining whether such application is approved for a loan. We are not involved in the loan approval process or the determination of our third-party lenders’ loan approval procedures or criteria. For fiscal 2006, our provision for loan losses, including our accrual for anticipated payments to our third-party lenders for losses on their loans, as a percentage of matured loan volume (which represents all loans which became due and payable during the reporting period) for our loans and for our third-party loans combined was 4.9%, compared to 4.4% for fiscal 2005. At the end of each fiscal quarter, we analyze the loan loss provision, our loan loss allowance and the accrued liability to our third-party lenders that has been computed to determine if our estimates of the allowance and liability are adequate based on our understanding of past loan loss experience, current economic conditions, volume and growth of the loan portfolios, timing of maturity, as well as collections experience.
     On March 1, 2005, the Federal Deposit Insurance Corporation, or FDIC, issued revised Guidelines for Payday Lending which provide guidance to banks that engage in payday lending, and include a requirement that such banks develop procedures to ensure that a payday loan is not provided to any customer with payday loans outstanding from any lender for more than three months in the previous 12 months. The revised FDIC guidelines became effective on July 1, 2005, and affected the loans offered at our stores by Republic Bank. In the first quarter of fiscal 2006, we introduced two new loan products to our Texas customers and one new loan product to our customers in Arkansas and Pennsylvania that provided alternatives to the loan product offered by Republic Bank. These new loan products provided consumers who exceeded the maximum allowable payday loans under the revised FDIC guidelines access to the credit they require. Pursuant to agreements we entered into with each of Republic Bank and First Bank of Delaware in February 2006, we ceased offering loans made by Republic Bank and First Bank of Delaware in our Texas stores at the end of February 2006. Pursuant to our agreement with Republic Bank, we agreed to cease offering loans made by Republic Bank in our Arkansas and Pennsylvania stores by June 30, 2006 and we no longer offer loans by Republic Bank in any of our stores. On March 1, 2006, we began, through our wholly owned subsidiary, ACE Credit Services, LLC, offering and providing credit services under a CSO program in our Texas stores to customers who apply for short-term loans offered by True Financial Services, LP, an independent third-party lender.
     Bill payments. Our stores serve as payment locations for customers to pay many of their utility, telephone and other bills to third parties and also serve as a distribution point for bank-issued prepaid debit cards.
     Upon acceptance of the customer’s bill payment, we remit the amount owed to the third-party on the next business day under an agreement with that payee and either receive a service fee from the payee or collect a fee from the consumer. The agreements generally have a three-to-five year term, but oftentimes renew automatically unless written notice is provided by either party. We offer these services primarily through agreements directly with various product and service providers, such as Verizon, Sprint, TXU (a Texas utility company), and Baltimore Gas & Electric. These agreements vary in term and fee structure based on estimated quantity and volume of future customer payments. In fiscal 2006, our company-owned stores processed approximately 7.8 million bill payment transactions through agreements with 182 service providers for revenue of $12.7 million. In fiscal 2005, our company-owned stores processed approximately 8.7 million bill payment transactions through agreements with 139 service providers for revenue of $13.0 million.
     Our stores also offer NetSpend’s ACE debit cards, which allow customers to “load” cash onto such a debit card and use it wherever such debit cards are accepted. We receive a fee when customers purchase the card, load cash on the card, use it for a purchase or use it at an automated teller machine for a cash withdrawal. During fiscal 2006, our company-owned stores sold approximately 268,000 prepaid debit cards and loaded more than $917 million onto these cards compared to fiscal 2005, when we sold approximately 172,000 prepaid debit cards and loaded more than $527 million onto these cards.
     Money transfers. We are an agent for the transmission and receipt of wire transfers through the MoneyGram® network, the second largest wire transfer provider after Western Union. Through this network, our customers can transfer funds electronically to any of approximately 100,000 MoneyGram agent locations worldwide, including our stores. MoneyGram establishes the fees for this service and pays us a commission.
     Money orders. We sell money orders issued by MoneyGram in any amount up to $1,000. These money orders are generally used by our customers for bill payments, rent payments and other general disbursements. We sold approximately 7.5 million money orders during fiscal 2006. The fees charged for money orders depend on local market conditions and the size of the money order. We remit the face amount of each money order sold to MoneyGram. Our money order revenues include the fee paid by our customers and the recognition of deferred revenue related to contract incentive payments.
     Franchising. We sell several types of ACE franchises, including: a standard store franchise; a store-within-a-store or kiosk franchise; a small market franchise for market areas with a population under 15,000; and a conversion franchise that permits an existing check cashing business to convert to an ACE franchisee. Our franchise revenues consist of an initial franchise fee of up to $30,000 and monthly royalties of up to 6% of revenue. There were 220 company-franchised stores in operation as of June 30, 2006, compared to 229 as of June 30, 2005, and we currently have franchise agreements with franchisees to develop over 100 new franchise stores.
     We franchise our stores in order to complement our company-owned growth and network expansion plans in a cost effective manner. By expanding into new geographic markets, we increase our brand awareness and create further purchasing power with our vendors and a pipeline for future acquisition opportunities. Typically, we have a right of first refusal to purchase the franchised store. We acquired 18, 22 and 13 franchised stores during fiscal 2006, 2005 and 2004, respectively.

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
New Store Economics
     The capital cost of opening a new ACE Cash Express store varies depending on the size and type of store, but is typically in the range of $65,000 to $85,000, before the MoneyGram incentive. This capital cost includes leasehold improvements, signage, computer equipment and security systems. MoneyGram pays us an incentive for each new ACE Cash Express company-owned location opened, which is accounted for as deferred revenue that is recognized over the remaining life of our contract with MoneyGram. For more information, see “Relationships with the Money Order and MoneyGram Suppliers” below. During fiscal 2006, we opened 51 ACE Cash Express stores. In addition, the typical mature store requires working capital of $80,000 to $100,000 to fund operating cash and the store’s loan portfolio. It typically takes approximately one year for a store to break even on a store margin basis. First-year losses typically average $25,000 per store.
     The capital cost of opening an ACE Cash Advance store is typically in the range of $35,000 to $45,000, and includes leasehold improvements, signage, computer equipment and security systems. A mature ACE Cash Advance store requires working capital of $70,000 to $100,000. During fiscal 2006, we opened 50 ACE Cash Advance stores.
     The following tables show the average annual store revenues and the average gross margin for ACE Cash Express company-owned stores (excluding acquired stores) which were opened in the year indicated and were open as of June 30, 2006:

	Number of	Average Store Revenues
	Stores Open at	Year Ended June 30,
Year Opened:	June 30, 2006	2006	2005	2004	2003	2002
		(in thousands)
1997 and earlier	299	$287.0	$284.3	$285.0	$269.7	$270.0
1998	44	258.2	256.2	254.8	245.6	230.9
1999	58	241.2	234.1	217.0	206.4	199.9
2000	57	229.8	218.6	210.7	192.5	182.8
2001	41	254.9	236.7	215.1	187.9	143.0
2002	35	224.7	210.6	183.6	128.9	35.6
2003	11	254.5	214.2	165.9	38.0	—
2004	41	178.6	122.6	26.2	—	—
2005	60	138.1	39.9	—	—	—
2006	51	56.4

	697
ACE Cash Advance stores (1)	81
Acquired stores (1)	575

	1,353

	Number of	Average Store Gross Margin
	Stores Open at	Year Ended June 30,
Year Opened:	June 30, 2006	2006	2005	2004	2003	2002
		(in thousands)
1997 and earlier	299	125.5	121.0	118.1	110.0	113.9
1998	44	97.4	90.5	80.4	85.3	83.0
1999	58	87.1	80.9	63.2	60.6	56.1
2000	57	75.7	67.8	56.2	49.0	48.4
2001	41	83.8	71.2	51.5	39.4	8.6
2002	35	77.7	63.7	37.7	(1.4)	(26.4)
2003	11	96.0	66.0	22.8	(15.8)	—
2004	41	31.0	(13.3)	(26.1)	—	—
2005	60	(8.9)	(29.3)
2006	51	(27.0)

	697
ACE Cash Advance stores (1)	81
Acquired stores (1)	575

	1,353

(1)	ACE Cash Advance store count and acquired store count are provided on this ACE Cash Express store economics table to delineate the mix between ACE Cash Express newly constructed stores, ACE Cash Advance stores and acquired stores in our company-owned store network. A similar table for ACE Cash Advance stores and acquired stores would not provide a useful performance trend because we have just recently begun opening ACE Cash Advance stores, and acquired store performance varies significantly depending on the number of years that the store has been open prior to acquisition
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
     We close stores in the normal course of business for various reasons, including inadequate operating performance, lease expirations and shopping center closings. During fiscal 2006, 2005, and 2004, we closed 23, 32, and 24 company-owned stores, respectively.
Company-owned Store Locations and Operations
     The following map illustrates the number and location of company-owned stores in operation as of June 30, 2006:
     The following table illustrates the development of company-owned stores since June 30, 2002:

	Company-Owned Stores
	As of June 30,
Market Area	2006	2005	2004	2003	2002
Texas	385	368	340	328	329
California	164	92	87	85	88
Arizona	94	73	72	75	72
Florida	89	65	63	68	91
Colorado	88	78	66	53	56
Tennessee	48	38	39	18	18
Pennsylvania	45	43	16	16	16
Ohio	41	38	27	25	24
Washington	40	23	14	13	13
Indiana	38	30	28	26	25
Georgia	37	39	44	46	50
Virginia	36	34	32	29	29
Maryland	34	36	38	39	39
Louisiana	31	33	35	27	27
North Carolina	22	16	18	16	16
Oklahoma	20	20	20	21	23
Arkansas	18	18	8	8	8
South Carolina	17	16	10	10	13
Nevada	15	15	15	14	14
Washington, D.C	15	15	16	16	16
New Mexico	13	13	13	11	10
Oregon	12	9	7	8	8
Missouri	11	11	11	11	11
Illinois	9	—	—	—	—
Kansas	8	6	6	4	4
Nebraska	8	—	—	—	—
Kentucky	5	5	—	—	—
Wisconsin	5	5	—	—	—
Alabama	3	3	1	1	3
Iowa	2	—	—	—	—

Total	1,353	1,142	1,026	968	1,003

     We typically locate our company-owned stores in highly visible, accessible locations and operate during convenient hours for our customers. We locate stores on high traffic streets or intersections. Our stores occupy approximately 1,200 square feet on average and are located in strip shopping centers and free-standing buildings. As of June 30, 2006, we also operate approximately 50 smaller kiosks located inside retail stores. We are focused on increasing the customer’s awareness of ACE by using consistent signage and store design at each location. All but two of our company-owned stores are leased.
     Normal business hours of our company-owned stores are from 9:00 a.m. until 7:00 p.m., Monday through Thursday, 9:00 a.m. until 8:00 p.m. on Friday and 9:00 a.m. until 6:00 p.m. on Saturday. Approximately 236 stores are also open on Sunday, generally from 10:00 a.m. until 5:00 p.m. The business hours of any store may be changed due to local market conditions. We are open on all holidays except for Thanksgiving, Christmas and New Year’s Day.
Franchised Store Locations
     The following map illustrates the states in which our franchisees operate stores and the number of stores in operation as of June 30, 2006:

     We are the largest franchisor of check cashing stores in the United States. Our franchises are marketed through a dedicated sales force, supplemented by advertising in newspapers, trade journals and other media. The following table illustrates the development of franchised stores since June 30, 2002:

	Franchised Stores
	As of June 30,
Market Area	2006	2005	2004	2003	2002
Texas	42	42	51	55	56
Ohio	22	21	20	18	16
Arizona	17	15	9	5	3
Oklahoma	16	13	11	11	11
South Carolina	16	15	14	13	8
North Carolina	13	13	8	6	7
Florida	10	14	13	16	14
Kansas	9	7	6	5	4
Louisiana	9	8	6	12	12
Colorado	6	8	7	6	4
Tennessee	6	11	8	7	7
Alabama	5	3	2	—	—
California	5	10	9	10	11
Wisconsin	5	4	2	1	1
Missouri	4	6	6	4	3
Georgia	3	5	4	6	6
Indiana	3	3	2	2	2
Oregon	3	6	5	4	4
Virginia	3	3	1	1	1
Delaware	2	2	2	2	1
Idaho	2	2	2	2	2
Iowa	2	2	—	—	—
Maine	2	2	2	1	1
Michigan	2	2	1	1	1
Minnesota	2	2	2	2	2
Mississippi	2	1	1	2	1
New Mexico	2	2	—	—	—
Arkansas	1	2	2	1	1
Kentucky	1	—	3	3	2
Maryland	1	—	—	—	—
Massachusetts	1	—	—	—	—
Pennsylvania	1	1	1	—	—
South Dakota	1	1	1	1	1
Wyoming	1	1	1	1	1
Hawaii	0	1	1	1	—
New Jersey	0	1	1	1	1

Total	220	229	204	200	184

          We are planning to continue our expansion through the sale of new franchises and the opening of additional stores under existing franchise agreements.
Advertising and Marketing
     Our marketing efforts are designed to increase revenues by developing products that meet the needs of our consumers, create customer loyalty and introduce new customers to the ACE brand. We achieve this by differentiating our products in ways that are the most relevant to customers, generating interest and use with promotional activity and providing consumers with superior customer service.
     We have been effective in marketing our services through in-store programs with high-impact, consumer relevant point-of-purchase materials. We implement additional promotions to maximize key seasonal revenue opportunities, including holidays and tax season.
     In fiscal 1996, we introduced a free loyalty and retention program called ACE Plus which rewards customers with free phone cards, discounted transaction fees and cash rebates based on points accumulated for each customer’s check cashing transactions. During fiscal 2006, we launched a new loyalty program in all markets, which provides similar rewards, but allows customers to earn points on all ACE transactions. We record a refund obligation as a reduction of revenue based on the cost of expected point redemption. Since inception, approximately 10 million customers have joined the ACE Plus program. Approximately 2.5 million customers have used their ACE Plus card in the last 12 months.
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
     Each store is connected to our host system using either a DSL or frame relay connection that allows the store to quickly access our centralized corporate databases and risk management resources. All transaction posting, processing and storage is performed on the host system, an IBM Series5™ (previously known as an AS/400) mid-range computer with over two terabytes of disk storage.
     We maintain and test a comprehensive disaster recovery plan for all critical host systems. The disaster recovery plan is routinely updated to reflect new requirements and business systems. As part of the plan, we have a contract with a third-party to replicate all essential host data changes to the off-site location to provide us immediate access to needed technologies, if necessary.
Security
ACE Cash Express Stores
     Employee safety is critical to us. Almost all company-owned ACE Cash Express store employees work behind bullet-resistant Plexiglas® and steel-reinforced partitions. Each ACE Cash Express company-owned store’s security measures include safes, alarm systems monitored by third parties, teller area entry control, perimeter opening entry detection and tracking of all employee movement in and out of secured areas. All of these stores are currently using a centralized security system through a third-party provider. The centralized security system includes identical alarm systems in all stores, remote control activated alarms, arming/disarming and changing user codes and mechanically and electronically controlled time-delay safes. Although we do not have a contractual indemnification agreement with our security provider for the full amount of store losses, any amounts received from the security provider as compensation for losses (which have historically been minimal) are recorded in store expenses as a reduction of the loss. Under our crime insurance policy for store theft, no claims were made in fiscal 2006, 2005 or 2004. Under our crime insurance policy for self-service machines, one claim was recovered for $0.2 million in fiscal 2006 and was recorded as a reduction of the loss, while no claims were made in fiscal 2005 or 2004.
     Our business requires our stores to maintain a significant supply of cash. We are therefore subject to the risk of cash shortages resulting from employee and non-employee theft and employee errors. Although we have implemented various programs to reduce these risks and provide security for our facilities and employees, we cannot assure you that these problems will be eliminated. During fiscal 2006, 2005 and 2004, cash shortages from employee errors and from theft were approximately $0.8 million (0.3% of revenue), $1.2 million (0.4% of revenue), and $0.9 million (0.4% of revenues), respectively.
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
ACE Cash Advance Stores
     Our loan stores maintain a minimal amount of cash and promote the face-to-face transaction experience with the customer, so their security risk is reduced. However, we do utilize security alarms and security cameras in these locations.
Human Resources
     Our operations consist of company-owned stores, including ACE Cash Express and ACE Cash Advance stores, and franchised stores.
     ACE Cash Advance and franchised store operations are each managed by a division vice president. Our company-owned ACE Cash Express store operations are organized by regions. Each region has a regional vice president who reports to one of three division vice presidents of operations and is responsible for the operations, administration, training and supervision of company-owned stores in his or her region. We currently have 13 regional vice presidents who are responsible for the operations of approximately 100 stores each. We currently have 105 district managers, each of whom reports to the regional vice president for his or her region and is directly responsible for the general management of up to 20 stores within his or her territory. These district managers are responsible for hiring, scheduling, store operations, local marketing and employee relations. Each store manager reports to a district manager and has direct responsibility over his or her store’s operations.
     Each region also has a human resources manager that coordinates recruiting, hiring and training (initial and on-going) within the region. The majority of the Human Resources Managers are nationally certified by the Society of Human Resources Managers. All human resources managers attend an annual three-day conference at the corporate office and complete several hours of continuing education throughout the year.
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
     Our store employees undergo a criminal background check, social security check, employment verification, drug screening and two-step interview process before employment. We maintain a compensation and career path program to provide employees with competitive pay rates and opportunities for advancement. We offer a complete and competitive benefits package to attract and retain employees.

Employees
     At June 30, 2006, we had 3,061 employees, including 989 service associates at company-owned stores, 1,604 store managers, 105 district managers, 13 regional vice presidents, 229 regional support personnel (located in regional offices and the corporate headquarters), 113 corporate employees and eight franchise personnel. We use third-party firms to conduct background checks, credit checks and drug tests of all of our prospective employees.
     We consider our employee relations to be good. Our employees are not covered by a collective bargaining agreement, and we have never experienced any organized work stoppage, strike, or labor dispute.
Competition
     We believe that the principal competitive factors in the check cashing and short-term consumer loan (also known as payday loan) industry are location, customer service, fees, convenience, range of services offered, speed and confidentiality. We face intense competition and believe that the check cashing and short-term consumer lending markets are becoming more competitive as these industries mature and consolidate. We compete with other check cashing stores, mass merchandisers, grocery stores, banks, savings and loan institutions, short-term consumer lenders, other financial services entities and any retail businesses that cash checks, sell money orders, provide money transfer services, or offer other similar financial services. Some retailers cash checks without charging a fee under limited circumstances. Some of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources. Our stores have also recently been facing competition from automated check cashing machines deployed in supermarkets, convenience stores and other public venues by large financial services organizations, as well as retail financial services that our competitors offer over the Internet. We cannot assure you that we will be able to compete successfully with our competitors.
Relationship with Third-Party Lenders
     We were party to a marketing and servicing agreement with Republic Bank. Under this agreement, we provided various services to Republic Bank in connection with our marketing and servicing of Republic Bank’s short-term consumer loans in exchange for a service fee equal to a portion of the interest charged by Republic Bank based on loan volume. These services included advertising, application processing and collecting payments from Republic Bank’s customers. As of March 1, 2006, we discontinued offering Republic Bank loans in Texas, and effective June 30, 2006, we ceased offering Republic Bank loans in Arkansas and Pennsylvania. Approximately 4%, 10%, and 10% of our total revenues in fiscal 2006, 2005 and 2004, respectively, were derived from fees paid to us by Republic Bank.
     Although we marketed and serviced these Republic Bank loans, Republic Bank was responsible for reviewing each loan application and determining whether such application is approved for a loan. We were not involved in the loan approval process or the determination of the loan approval procedures or criteria, nor did we acquire or own any participation interest in these loans. Consequently, Republic Bank loans are not included in our loan portfolio or in our loans receivable.
     Under our agreement with Republic Bank, we are obligated to reimburse Republic Bank by paying it an amount equal to the net amount charged off by Republic Bank, less Republic Bank’s established reserves. We could be obligated to pay Republic Bank for loan losses in an amount up to the total outstanding amount of Republic Bank loans recorded on Republic Bank’s financial statements, which was $0.5 million as of June 30, 2006. Therefore, we record a liability for our anticipated payments to Republic Bank for losses on their loans, partially offset by amounts due to us from Republic Bank. We determine our allowance for loan losses and our payable to Republic Bank based upon a review of historical and recent loan losses and the loan portfolio. For the year ended June 30, 2006, we provided approximately $5.8 million for losses on Republic Bank loans and charged-off $9.1 million related to these loans. The balance of the liability for Republic Bank loan losses reported in accrued liabilities as of June 30, 2006 was $0.8 million.
     We are party to an installment loan marketing and servicing agreement with First Bank of Delaware. Under the First Bank of Delaware Agreement, we provide various services to First Bank of Delaware in connection with our marketing and servicing of their installment loans in various company-owned stores (originally in the states of Texas, Pennsylvania and Arkansas, and now in the states of California, Arkansas and Pennsylvania) in exchange for a service fee equal to a portion of the interest charged by First Bank of Delaware based on loan volume. These services include advertising, application processing and collecting payments from First Bank of Delaware’s customers. As of June 30, 2006, First Bank of Delaware was offering its loans in 63 of our company-owned stores in Arkansas and Pennsylvania. Approximately 3% of our total revenues in fiscal 2006 were derived from fees paid to us by First Bank of Delaware. The term of our agreement with First Bank of Delaware expires July 21, 2008, and will automatically renew for an additional 12 months unless either party elects to terminate it as of July 21, 2008 by providing at least 90 days’ notice to the other party before that date. The First Bank of Delaware agreement may be terminated before its scheduled expiration: (i) automatically if either party seeks protection under any federal or state bankruptcy, insolvency, receivership, or similar law; (ii) automatically if First Bank of Delaware is placed into conservatorship or receivership with the FDIC or other authority; (iii) automatically if an involuntary bankruptcy or insolvency petition is filed against us and not dismissed within 30 days of that filing or a receiver or any regulatory authority takes control of us; (iv) by either party if the other party commits a material breach of, or other specified default under, the First Bank of Delaware Agreement and fails to cure such breach or default within 30 days of notice; (v) by First Bank of Delaware, upon 90 days’ notice, if First Bank of Delaware becomes aware of any adverse legal, regulatory, or other developments that could have a material adverse impact on First Bank of Delaware, the profitability of its activities under the First Bank of Delaware Agreement, or its litigation or risk exposure; or (vi) by us, upon 90 days’ notice, if First Bank of Delaware changes its loan-related policies in a manner that is reasonably likely to have, or if we become aware of any adverse legal, regulatory, or other developments that could have, a material adverse impact on us, the profitability of our activities under the First Bank of Delaware Agreement, or our litigation or risk exposure. Pursuant to amendments to our agreement with First Bank of Delaware entered into effective February 21, 2006, and July 28, 2006, we ceased offering First Bank of Delaware loans in Texas as of the end of February 2006 and commenced offering First Bank of Delaware loans in certain of our California company-owned stores as of the beginning of August 2006.
     We are party to a credit services agreement with True Financial Services, LP. Under our agreement with True Financial, we provide various services to True Financial in connection with our marketing and servicing of their short-term loans in our company-owned stores in Texas. Pursuant to our agreement with True Financial, we charge the customer directly for the credit services that we provide to customers who apply for short-term loans offered by True Financial. These services include arranging for a short-term loan from True Financial and, if the customer is approved for and accepts the loan, providing a letter of credit to True Financial to secure the customer’s payment obligations. The term of our agreement with True Financial expires February 27, 2009, subject to annual renewals thereafter, unless either party gives 60 days’ notice of non-renewal. The True Financial agreement may be terminated before its scheduled expiration: (i) by either party upon the occurrence of an event of default by the other party, by giving 30 days’ prior written notice and an opportunity for the defaulting party to cure the event of default, provided that: (A) the non-defaulting party may suspend its performance under the agreement during the 30-day period prior to any cure of the event of default; and (B) the 30-day written notice requirement shall not apply if the event of default is our failure to remit funds to True Financial as required under the agreement, and shall be three business days if the event of default is True Financial’s failure to fund any loan as required under the Agreement or our failure to deliver a guaranty of the loan; (ii) by either party if either party is advised by any federal or state regulatory agency which has or asserts jurisdiction over either party or the loans that the performance of a party’s obligations under the agreement is or may violate any applicable laws, constitute an unsafe or unsound practice, or jeopardize the party’s standing with or any rating from any regulatory agency; (iii) by either party immediately upon written notice to the other party (A) if such party determines in its reasonable discretion that the performance of a party’s obligations under the agreement is or may be illegal under or prohibited by any applicable laws or (B) in the event an act of God or other natural disaster makes the carrying out of the agreement impossible; (iv) by us upon ten days’ prior written notice if True Financial amends its policies or their loan credit underwriting criteria in a way that causes a material adverse effect on our business and True Financial fails to modify such amendment so as to avoid such material adverse effect within such ten day notice period; (v) by either party on 30 days’ written notice to the other party in the event the party becomes aware of any adverse change in applicable laws relevant to the loans or the performance of the parties’ obligations under the agreement (including positions of regulatory authorities on examination or enforcement matters) that materially increases the party’s litigation or risk exposure; and (vi) by True Financial upon 120 days’ written notice if the volume of loans do not meet specified levels.
     Although we market and service the First Bank of Delaware loans and True Financial loans, each of First Bank of Delaware and True Financial is responsible for reviewing each loan application and determining whether such application is approved for a loan. We are not involved in the loan approval process or the determination of the loan approval procedures or criteria, nor do we acquire or own any participation interest in these loans. Consequently, First Bank of Delaware loans and True Financial loans are not included in our loan portfolio or in our loans receivable.
     Under our agreements with First Bank of Delaware and True Financial, we are obligated to reimburse them an amount equal to the net amount of loans charged off by them. We could be obligated to pay First Bank of Delaware and True Financial for loan losses in an amount up to the total outstanding amount recorded on their financial statements, which as of June 30, 2006 was $1.1 million and $12.0 million, respectively. Therefore, we establish a liability for our anticipated payments to each of First Bank of Delaware and True Financial for losses on their loans, partially offset by amounts due to us from them. We determine our allowance for loan losses and our payable to First Bank of Delaware and True Financial based upon a review of historical and recent loan losses and the loan portfolio. For the year ended June 30, 2006, we provided approximately $2.8 million and $2.7 million for losses on First Bank of Delaware loans and True Financial loans, respectively, and charged-off $1.2 million related to First Bank of Delaware loans. The balance of the liability for First Bank of Delaware and True Financial loan losses reported in accrued liabilities as of June 30, 2006 was $1.6 million and $2.7 million, respectively.

Relationships with the Money Order and MoneyGram Suppliers
     Money Order Agreement. We are a party to a money order agreement with MoneyGram Payment Systems, Inc., which became effective on December 17, 1998 and expires on December 31, 2007. Under this agreement, we exclusively sell MoneyGram money orders that bear our logo. The money order agreement obligates us to make prompt remittances of money order proceeds. Our payment and other obligations to MoneyGram under the money order agreement and the MoneyGram Agreement (described below) are secured by a subordinated lien on our assets in accordance with security agreements described in Note 3 of Notes to Consolidated Financials Statements.
     In conjunction with the money order agreement, we received $3 million from MoneyGram in April 1998, and $0.4 million in each of 1999 through 2003, for a total of $5 million. When the term of the money order agreement was extended in October 2003, we received a signing bonus of approximately $2 million and have and will receive annual incentive bonuses of $350,000 on January 1 each of 2004 through 2007. The signing bonus and each annual incentive bonus will be amortized on a straight-line basis over the period for and during which that bonus is paid. If the money order agreement is terminated before its expiration under certain circumstances, we will be obligated to repay MoneyGram a portion of the amendment signing bonus (without interest).
     MoneyGram Agreement. We act as an agent for the receipt and transmission of wire transfers of money through the MoneyGram network in accordance with a money transfer agreement with MoneyGram Payment Systems, Inc., that became effective on January 1, 2001 and expires on December 31, 2007. If MoneyGram has paid us a bonus after January 1, 2001, the agreement will extend according to a formula which, as currently calculated, would provide for an extension through April 2009. Other than in limited circumstances, we agreed to offer and sell only MoneyGram wire transfer services during the seven-year term of this MoneyGram Agreement. Under the MoneyGram Agreement, we earn commissions for each transmission and receipt of money through the MoneyGram network effected at a company-owned location; those commissions equal varying percentages of the fees charged by MoneyGram Payment Systems to consumers for the MoneyGram services.
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
     State Regulations. In some states, check cashing companies or money transmission agents are required to meet minimum bonding or capital requirements and are subject to record-keeping requirements. We offer check cashing services in 19 states or jurisdictions that have licensing and/or fee regulations regarding check cashing: Arizona, Arkansas, California, Florida, Georgia, Indiana, Kentucky, Louisiana, Maryland, Nevada, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Virginia, Washington, Wisconsin, and the District of Columbia. We are licensed in each of the states or jurisdictions in which a license is currently required for us to operate as a check cashing company. To the extent these states have adopted ceilings on check cashing fees, those ceilings are in excess of or equal to the fees we charge.
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

     If we fail to observe applicable legal requirements, we may be forced to discontinue certain product service offerings, which could negatively impact our business. In addition, violation of these laws and regulations could result in fines and other civil and/or criminal penalties. For example, many state usury laws require that parties who charge interest in excess of the usury rates pay a penalty equal to the principal of the loan made and a multiple of the finance charge assessed. Depending on the nature and scope of a violation, fines and other penalties for non-compliance of applicable requirements could be significant and could have a material adverse affect on our results of operation and financial condition.
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
     The Bank Secrecy Act also requires us to register as a money services business with the Treasury Department. This registration is intended to enable governmental authorities to better enforce laws prohibiting money laundering and other illegal activities. We are registered as a money services business with the Treasury Department and must re-register with the Financial Crimes Enforcement Network of the Treasury Department, or FinCEN, by December 31, 2007, and at least every two years thereafter. We must also maintain a list of names and addresses of, and other information about, our stores and must make that list available to any requesting law enforcement agency (through FinCEN). That store list must be updated at least annually. We do not believe that compliance with these existing requirements has had or will have any material impact on our operations.
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
     Short-term Consumer Loans. Short-term consumer loans, also known as payday loans, are strictly regulated by federal guidance and state laws and regulations. The Office of the Comptroller of the Currency, which supervises national banks, took action in 2002 to effectively prohibit certain national banks from offering and making short-term consumer loans because of various risks it believes short-term consumer lending poses to those banks. Also, during the last few years, legislation has been introduced in the U.S. Congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that would prohibit or severely restrict short-term consumer loans. For example, in December 2002, we ceased offering short-term consumer loans at our stores in Alabama, Georgia and North Carolina as a result of laws enacted restricting short-term consumer loans in those states. As a result of more recently enacted laws in Alabama permitting short-term consumer loans, beginning July 2004, we resumed offering short-term consumer loans at our stores in that state. More recently, the Georgia state legislature passed a law in April 2004 banning short-term consumer loans in that state. We intend to continue, with others in the short-term consumer loan industry, to inform and educate legislators and to oppose legislative or regulatory action that would prohibit or severely restrict short-term consumer loans. Nevertheless, if legislative or regulatory action with that effect were taken on the federal level or in states in which we have a significant number of stores, that action would have a material adverse effect on our loan-related activities and revenues. Moreover, similar action by states where we are not currently conducting business could result in us having fewer opportunities to pursue our growth strategy.
     Since January 1, 2003, all of the consumer loans offered at our stores have consisted of (1) short-term, single-installment consumer loans we made, (2) short-term, single-installment consumer loans Republic Bank made, (3) longer-term, multi-installment loans First Bank of Delaware made or (4) since March 1, 2006, short-term, single-installment consumer loans True Financial Services made. Our activities as a short-term consumer lender obligate us to comply with the consumer-disclosure requirements of the federal Truth in Lending Act and Regulation Z adopted under that act. Our activities as a collection agent for our past-due loans, past-due Republic Bank loans, past-due First Bank of Delaware loans and past-due True Financial loans obligate us to comply with the federal Fair Debt Collection Practices Act and corresponding regulations and certain state laws and regulations regarding collection practices and to register as a collection agency in certain states.
     First Bank of Delaware is subject to supervision and regular examinations by the Delaware Department of Banking and the FDIC. The FDIC issued guidelines governing permissible arrangements between a state-chartered bank and a marketer/servicer of its short-term loans, also referred to as payday loans, in July 2003, and issued revised guidelines in March 2005. The guidelines apply to our former and current marketing and servicing agreements with Republic Bank and First Bank of Delaware regarding the offering of each such bank’s loans at our stores in Arkansas, Pennsylvania, and Texas, our servicing activities regarding those loans. The guidelines describe the FDIC’s expectations for a bank’s prudent risk-management practices regarding payday loan marketing and servicing relationships. They address bank capital requirements, allowances for loan losses and loan classifications as well as income recognition, collection-recovery practices and compliance with consumer protection laws when a bank engages in payday lending.
     The revised FDIC guidelines issued in March 2005 include a requirement that banks (such as Republic Bank and First Bank of Delaware) develop procedures to ensure that a payday loan is not provided to any customer with payday loans from any lender for more than three months in the previous 12 months. The revised FDIC guidelines also suggest that supervised lenders should offer a customer subject to such a limitation, or refer such a customer to, a longer-term loan product. Pursuant to agreements we entered into with each of Republic Bank and First Bank of Delaware in February 2006, we ceased offering loans made by Republic Bank and First Bank of Delaware in our Texas stores at the end of February 2006. Pursuant to our agreement with Republic Bank, we also ceased offering loans made by Republic Bank in our Arkansas and Pennsylvania stores as of the end of June 2006, and no longer offer any loans by Republic Bank in our stores. It is unclear at this time what procedures and/or alternate products the FDIC may accept as conforming with the revised guidelines and the extent to which we can continue to offer loans made by First Bank of Delaware in our Arkansas, and Pennsylvania stores. If the implementation and enforcement of the revised FDIC guidelines or any newly promulgated guidelines by the FDIC, or any order, law, rule or regulation by the State of Delaware or the FDIC, were to have the effect of significantly curtailing First Bank of Delaware’s installment lending services, our revenues derived from fees from First Bank of Delaware would be materially adversely affected, unless we could offer, or we could secure an agreement with another financial institution not subject to such limitations to offer, similar or alternate services. We cannot assure you that we would be successful in offering similar or alternate services or finding such a replacement financial institution, in the latter case especially because arrangements like ours with First Bank of Delaware are coming under increasing political and regulatory scrutiny. Lawsuits filed against banks offering short-term consumer loans, such as one filed by the New York State Attorney General’s office in September 2003 may hinder our ability to partner with a replacement bank or to establish relationships with new banks in other states as part of our growth strategy. Any alternate or similar services or agreement with a replacement bank or new bank may also not be on terms as favorable to us as our current agreement with First Bank of Delaware.
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

ITEM 1A. RISK FACTORS
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
Our significant indebtedness and the restrictive covenants under our debt agreements may limit our ability to expand or pursue our business strategy. In addition, if we are forced to repay some or all of this debt following an event of default, our financial condition and results of operations would be severely and adversely affected.
     Our business requires significant amounts of cash for services and inventory. Much of that cash is obtained through borrowing. Therefore, we have, and we expect to have, a significant amount of outstanding debt and may incur additional debt in the future as we seek to expand our business. As of June 30, 2006, our short-term debt was $77.3 million, and our non-current acquisition notes payable totaled $19.4 million.
     Our debt agreements require us to maintain compliance with numerous financial covenants. The covenants restrict our ability to take certain actions to some extent, including our ability to:
•	incur additional indebtedness;

•	pay dividends and make distributions in respect of our capital stock;

•	create or permit restrictions on the ability of our restricted subsidiaries to pay dividends or make other distributions to us;

•	repurchase our capital stock;

•	make investments, loans or other restricted payments;

•	engage in transactions with shareholders and affiliates;

•	create or permit certain liens;

•	use the proceeds from sales of assets and subsidiary stock;

•	sell or otherwise dispose of assets;

•	make payments on our debt, other than in the ordinary course; and

•	engage in mergers and acquisitions.
     Any restrictions on our ability to borrow additional funds under our revolving credit facility would have a material adverse effect on our ability to operate our business because we require frequent advances to provide cash to our stores to dispense to our customers.
     As long as our indebtedness remains outstanding, the restrictive covenants could impair our ability to expand or pursue our growth strategy. In addition, the breach of any covenants or any payment obligations in any of these debt agreements will result in an event of default under the applicable debt instrument. If there were an event of default under one of our debt agreements, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable, subject to applicable grace periods. This could trigger cross-defaults under our other debt agreements. We cannot assure you that our assets or cash flow would be sufficient to repay fully borrowings under our outstanding debt agreements if accelerated upon an event of default or cross-default, or that we would be able to refinance or restructure the payments on any of those debt agreements. Further, if we were unable to repay, refinance or restructure our indebtedness under our secured debt agreements, the lenders under such agreements could proceed against the collateral securing that indebtedness. Substantially all of our assets are pledged to secure the outstanding indebtedness. Forced repayment of some or all of our indebtedness would reduce our available cash and have an adverse impact on our financial condition and results of operations.
     In addition to our high level of indebtedness, we have significant fixed and contingent rental obligations with respect to our stores leases. For the year ended June 30, 2006, our aggregate rental payments for these leases, including taxes and operating expenses, was approximately $28.3 million. These obligations could further increase the risks described above.
Our existing and future debt obligations could adversely affect our business, results of operations and financial condition.
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
     If our debt levels increase, the related risks that we face will also increase. If we fail to generate sufficient cash flow to service our debt, we may be required to:
•	refinance all or a portion of our debt;

•	obtain additional financing;

•	sell some of our assets or operations;

•	reduce or delay capital expenditures and/or acquisitions; or

•	revise or delay our strategic plans.
     If we are required to take any of these actions, it could have a material adverse effect on our business, results of operations, and financial condition. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt instruments.
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
     As we develop new services, we may become subject to additional federal and state regulations. States may also seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. In addition, changes in current laws and future laws or regulations may restrict our ability to continue our current methods of operation or expand our operations. For example, as a result of the revised FDIC guidelines issued in March 2005 regarding short-term consumer loans, which are more fully described below, we ceased offering loans made by Republic Bank & Trust Company, a Kentucky state-chartered bank, and First Bank of Delaware, a Delaware state-chartered bank, in our Texas stores as of the end of February 2006, and ceased offering loans made by Republic Bank in our Arkansas and Pennsylvania stores as of the end of June 2006. Changes in laws or regulations may have a material adverse effect on our business, results of operations and financial condition.
     If we fail to observe applicable legal requirements, we may be forced to discontinue certain product service offerings, which could negatively impact our business. In addition, violation of these laws and regulations could result in fines and other civil and/or criminal penalties. For example, many state usury laws require that parties who charge interest in excess of the usury rates pay a penalty equal to the principal of the loan made and a multiple of the finance charge assessed. Depending on the nature and scope of a violation, fines and other penalties for non-compliance of applicable requirements could be significant and could have a material adverse affect on our results of operation and financial condition.
Short-term consumer loan services have come under increased scrutiny and regulation. If the restrictions created by such regulations increase, or if short-term consumer loans become prohibited in the states where we offer these loans, our business would be materially adversely affected.
     A significant portion of our revenues is based on loan interest and fees from short-term consumer loans that we offer in our company-owned stores. Short-term consumer loans have come under increased scrutiny and regulation in recent years. Legislation has been introduced in congress and in certain state legislatures, and regulatory authorities have proposed or publicly addressed the possibility of proposing regulations, that may prohibit or severely restrict short-term consumer loans. For example, in December 2002, we ceased offering short-term consumer loans at our stores in Alabama, Georgia and North Carolina as a result of laws enacted restricting short-term consumer loans in those states. As a result of more recently enacted laws in Alabama permitting short-term consumer loans, we resumed offering short-term consumer loans at our company-owned store in that state in July 2004. More recently, the Georgia state legislature passed a law in April 2004, banning short-term consumer loans in that state. We intend to continue, with others in the short-term consumer loan industry, to inform and educate legislators and to oppose legislative or regulatory action that may prohibit or severely restrict short-term consumer loans. Nevertheless, if legislative or regulatory action with that effect were taken on the federal level or in states in which we have a significant number of stores, that action may have a material adverse effect on our loan-related activities and revenues. Moreover, similar action by states in which we are not currently offering short-term consumer loans could result in us having fewer opportunities to pursue our growth strategy.

     In 2002, the Office of the Comptroller of the Currency, which supervises national banks, took action to effectively prohibit certain national banks from offering and making short-term consumer loans because of the agency’s view that they posed various risks to those banks. As a result, we discontinued offering Goleta National Bank loans in our stores on December 31, 2002.
     In addition, we act or have acted as marketer and servicer of loans for Republic Bank and First Bank of Delaware, and they are subject to federal and state banking regulations. The States of Kentucky and Delaware are the primary regulators for Republic Bank and First Bank of Delaware, respectively, and the Federal Deposit Insurance Corporation, or FDIC also regulates each bank. The FDIC issued guidelines governing permissible arrangements between a state-chartered bank and a marketer and servicer of its short-term loans in July 2003, and issued revised guidelines in March 2005. The guidelines apply to our marketing and servicing agreements with Republic Bank, for which we formerly marketed and serviced a shorter-term (14-day), single-installment loan, and First Bank of Delaware, for which we market and service a longer-term (currently 20-week), multi-installment loan, regarding the offering of each such bank’s loans at our stores in Arkansas, Pennsylvania and Texas. The guidelines describe the FDIC’s expectations for a bank’s prudent risk-management practices regarding short-term consumer loan marketing and servicing relationships. They address bank capital requirements, allowances for loan losses and loan classifications as well as income recognition, collection-recovery practices and compliance with consumer protection laws when a bank engages in short-term consumer lending.
     The revised FDIC guidelines issued in March 2005 include a requirement that banks (such as Republic Bank and First Bank of Delaware) develop procedures to ensure that a short-term consumer loan is not provided to any customer that has received such loans from any lender for more than three months in the previous 12 months. The revised FDIC guidelines also suggest that supervised lenders should offer a customer subject to such a limitation, or refer such a customer to, a longer-term loan product. Pursuant to agreements we entered into with each of Republic Bank and First Bank of Delaware in February 2006, we ceased offering loans made by Republic Bank and First Bank of Delaware in our Texas stores at the end of February 2006. For the first six months of 2006, such loans accounted for approximately 10% of our revenues. Pursuant to our agreement with Republic Bank, we also ceased offering loans made by Republic Bank in our Arkansas and Pennsylvania stores at the end of June 2006 and no longer offer loans by Republic Bank at any of our stores. It is unclear at this time what procedures and/or alternate products the FDIC may accept as conforming with the revised guidelines. In particular, the installment loan product that we offer with First Bank of Delaware has only been available since August 2005 and there remains some level of uncertainty regarding the extent to which we can continue to offer loans made by First Bank of Delaware in our Arkansas and Pennsylvania stores.
     If the implementation and enforcement of the revised FDIC guidelines or any newly promulgated guidelines by the FDIC, or any order, law, rule or regulation by the State of Delaware or the FDIC, were to have the effect of significantly curtailing First Bank of Delaware’s installment lending services, our revenues derived from fees from First Bank of Delaware would be materially adversely affected, unless we could offer, or we could secure an agreement with another financial institution not subject to such limitations to offer, similar or alternate services. We cannot assure you that we would be successful in offering similar or alternate services or finding such a replacement financial institution, in the latter case especially because arrangements like ours with First Bank of Delaware are coming under increasing political and regulatory scrutiny. Lawsuits filed against banks offering short-term consumer loans, such as one filed by the New York State Attorney General’s office in September 2003 discussed below, may hinder our ability to partner with a replacement financial institution or to establish relationships with new financial institutions in other states as part of our growth strategy. Any alternate or similar services or agreement with a replacement or new financial institution may also not be on terms as favorable to us as our current agreement with First Bank of Delaware.
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
Any order, rule or regulation of the State of Texas curtailing the amount or manner in which True Financial Services offers CSO loans in our Texas stores could materially adversely affect our revenues derived from offering credit services.
     In March 2006, our subsidiary, ACE Credit Services, LLC, a credit services organization registered under Chapter 393 of the Texas Finance Code, commenced offering credit services to prospective borrowers in our Texas stores. For the fourth quarter of 2006, such loans accounted for approximately 13% of our revenue. These credit services include arranging for a short-term loan from an independent third-party lender, True Financial Services, LP, and, if the customer is approved for and accepts the loan, we provide a letter of credit to True Financial to secure the customer’s payment obligations in the event of a default by them, for which we receive a fee payable by the borrowing customer. This is a novel product and, as a result, there remains uncertainty regarding the future actions of regulators with respect to this product. If any order, law, rule or regulation by the State of Texas were to have the effect of significantly curtailing the amount or manner in which ACE Credit Services’ may assess fees for the credit services it offers, our revenues derived from offering credit services would be materially adversely affected, unless we could offer, or we could secure an agreement with another party not subject to such limitations to offer, similar or alternate services.
A significant portion of our revenue is generated by our stores in Texas and a limited number of states.
     Approximately 30% of our stores are located in Texas and accounted for approximately 30% of our revenue in 2006 in the aggregate. As a result, if any of the events noted in these risk factors were to occur at our stores in these states, including changes in the regulatory environment, it could significantly reduce our revenue and cash flow and materially adversely affect us.
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
     Negative perception of our short-term consumer loans or other activities could also result in us being subject to more restrictive laws and regulations. For example, the Georgia state legislature passed a short-term consumer loan prohibition law in April 2004. In addition, we may become subject to lawsuits against us for loans we make or have made, or loans we service or have serviced, for any of Republic Bank, First Bank of Delaware or True Financial. If changes in the laws affecting any of our short-term consumer loans, the Republic Bank loans, the First Bank of Delaware loans or the CSO loans are enacted, or if we become subject to such lawsuits, our financial condition and results of operations would be materially adversely affected.

     If our estimates of our loan losses are not adequate to absorb known or probable losses, our financial condition may be materially adversely affected.
     We maintain an allowance for loan losses at levels to cover the anticipated losses in the collection of the portfolio of loans that we make. We determine our allowance for loan losses based upon a review of historical loan losses and the loan portfolio. Our allowance for loan losses is periodically reviewed by our management. For the year ended June 30, 2006, our loan loss provision was $23.3 million, and we charged-off $21.2 million related to our loans. Our loan loss provision, however, is an estimate, and if actual loan losses are materially greater than our loan loss provision or our loan losses increase, our financial condition could be materially adversely affected.
     With respect to the Republic Bank loans and First Bank of Delaware loans, we are obligated to reimburse each bank for all loan losses. With respect to the CSO loans, we are obligated to reimburse the lender for the principal, interest and a portion of any insufficient funds fees assessed by the lender. As a result, we could be potentially obligated to pay each of Republic Bank, First Bank of Delaware and True Financial for loan losses in an amount up to the total outstanding amount of loans made by each such lender as recorded on their respective financial statements, and for True Financial, also liable for a portion of any insufficient funds fees assessed by the lender. We commenced offering First Bank of Delaware loans on August 1, 2005 and CSO loans on March 1, 2006. We ceased offering Republic Bank loans and First Bank of Delaware loans in our Texas stores as of the end of February 2006, and ceased offering Republic Bank loans in our Arkansas and Pennsylvania stores as of the end of June 2006.
     As of June 30, 2006, Republic Bank’s financial statements reflect a total outstanding amount of $0.5 million for Republic Bank loans, First Bank of Delaware’s financial statements reflect a total outstanding amount of $1.1 million for First Bank of Delaware loans, and True Financial’s financial statements reflect a total outstanding amount of $12.0 million for the CSO loans. These amounts are not included on our balance sheet. For the year ended June 30, 2006, we incurred an expense of approximately $5.8 million to provide for losses on Republic Bank loans and charged-off $9.1 million related to Republic Bank loans, incurred an expense of approximately $2.8 million to provide for losses on First Bank of Delaware loans and charged-off $1.2 million related to First Bank of Delaware loans, and incurred an expense of $2.7 million to provide for losses on CSO loans, with no amounts charged off as of June 30, 2006. The balance of the liability for Republic Bank loan losses reported in accrued liabilities as of June 30, 2006 was $0.8 million. The balance of the liability for First Bank of Delaware loan losses reported in accrued liabilities as of June 30, 2006 was $1.6 million. The balance of the liability for CSO loan losses reported in accrued liabilities as of June 30, 2006 was $2.7 million. The liabilities for loan losses to Republic Bank, First Bank of Delaware and True Financial are however, estimates. If actual loan losses are materially greater than our recorded amount payable to either of these banks or True Financial, our financial condition could be materially adversely affected.
A significant portion of our consumer lending business is derived from our relationships with third-party lenders, and a loss of any of these relationships could adversely affect our business.
     We provide various services to third-party lenders in connection with loans they make in some of our stores. In the case of the Republic Bank loans and the First Bank of Delaware loans, we are paid a fee by the banks for our marketing and servicing of these bank loans. In the case of the CSO loans, we are paid a fee by the borrowing customer to assist them in obtaining the CSO loan. Approximately 7% of our total revenues in the year ended June 30, 2006 was derived from marketing and servicing fees paid to us by Republic Bank and First Bank of Delaware, but we expect this percentage of total revenues to decline because we ceased offering Republic Bank loans and First Bank of Delaware loans in our Texas stores as of the end of February 2006 and ceased offering Republic Bank loans in our Arkansas and Pennsylvania stores as of the end of June 2006. Approximately 13% of our total revenues in the quarter ended June 30, 2006 (the first full quarter after we introduced the CSO loan product) was derived from providing credit services for customers seeking CSO loans made by True Financial in 384 of our Texas stores, which we began offering on March 1, 2006.
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

If the loan approval process for either First Bank of Delaware or True Financial is flawed and more loans go uncollected, our results of operations could be materially adversely affected.
     Our agreement with First Bank of Delaware provides for us to market and service loans offered by them at our company-owned stores in Arkansas, Pennsylvania and California. Our agreement with True Financial provides for us to provide credit services to borrowers at our company-owned stores in Texas, which credit services include arranging for loans from True Financial and issuing on the borrower’s behalf a letter of credit to True Financial securing the principal, interest and a portion of any insufficient funds fee assessed by True Financial. Each lender is responsible for reviewing each respective loan application and determining whether such application is approved for a loan. We are not involved in the loan approval process, including with respect to determining the loan approval procedures or criteria. However, under each of our agreements with First Bank of Delaware and True Financial, we are required to reimburse the lender for loan losses and, in the case of True Financial, a portion of any insufficient funds fee assessed by True Financial. If any lender’s loan approval process is flawed and an increased number of loans that are made are uncollected, our results of operations could be materially adversely affected. We have ceased offering loans made by Republic Bank at any of our stores as of the end of June 2006.
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
Our current and future business growth strategy involves new store openings and acquisitions, and our failure to manage our growth or integrate or manage new stores we open or acquire may adversely affect our business, prospects, results of operations and financial condition.
     Our expansion strategy consists principally of combining new store openings (both company-owned and franchised stores) and acquisitions and increasing comparable store sales of existing services. New store openings and acquisitions may impose costs on us and subject us to numerous risks, including:
▪	identification of new locations and negotiation of acceptable lease terms;

▪	assimilation of acquired operations or services, including the loss of key employees from acquired businesses;

▪	diversion of management’s attention from our core business;

▪	dilutive issuances of our equity securities (if necessary to finance acquisitions or new stores);

▪	incurrence of additional indebtedness (if necessary to finance acquisitions or new stores);

▪	assumption of contingent liabilities;

▪	the potential impairment of acquired assets; and

▪	incurrence of significant immediate write-offs.
     We opened 101 company-owned stores in fiscal 2006 and expect to open an additional 100 to 125 company-owned stores in fiscal 2007. Our continued growth is dependent upon a number of factors, including the availability of adequate financing and suitable store locations, acquisition opportunities and experienced management employees, the ability to obtain any required government permits and licenses and other factors, some of which are beyond our control. We cannot assure you that we will be able to expand our business successfully through new store openings and acquisitions. Our failure to expand, manage or complete the integration of any new stores or acquired business could have a material adverse effect on our business, prospects, results of operations and financial condition.
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
We are dependent on hiring an adequate number of hourly employees to run our business and are subject to government regulations concerning these and our other employees, including minimum wage laws.
     Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. The lack of availability of an adequate number of hourly employees or increase in wages and benefits to current employees could adversely affect our operations. We are subject to applicable rules and regulations relating to our relationship with our employees, including minimum wage and break requirements, health benefits, unemployment and sales taxes, overtime and working conditions and immigration status. Accordingly, legislated increases in the federal minimum wage, as well as increases in additional labor cost components, such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines would increase our labor costs, which could have a material adverse effect on our business.
Competition in the retail financial services industry is intense and could cause us to lose market share and revenues.
     The industry in which we operate is highly fragmented and very competitive. In addition, we believe that the market will become more competitive as the industry matures and consolidates. We compete with other check cashing stores, short-term consumer lenders, mass merchandisers, grocery stores, banks, savings and loan institutions, other financial services entities and other retail businesses that also cash checks, offer short-term consumer loans, sell money orders, provide money transfer services, or other similar financial services. Some of our competitors that are not check cashing companies have larger and more established customer bases and substantially greater financial, marketing and other resources. Our stores also face competition from automated check cashing machines deployed in supermarkets, convenience stores and other public venues by large financial services organizations. We cannot assure you that we will be able to compete successfully. As a result, we could lose market share and our revenues could decline, thereby affecting our ability to generate sufficient cash flow to service our indebtedness and fund our operations.
Our revenues and net income from check cashing services may be materially adversely affected if the number of consumer check cashing transactions decreases as a result of technological development or the amount of checks we cash that are uncollected significantly increases.
     For the year ended June 30, 2006, approximately half of our revenues were generated by our check cashing business. Any changes in economic factors that materially adversely affect consumer transactions could reduce the volume of transactions that we process and have a material adverse effect on our business, financial condition and results of operations. Recently, there has been increasing penetration of electronic banking services into the check cashing and money transfer industry, including debit cards, direct deposit of payroll checks, electronic payroll payments and electronic transfer of government benefits. To the extent that checks are replaced with such electronic transfers or electronic transfer systems developed in the future, demand for our check cashing services could decrease, which decrease could be material.
     In addition, the risk that we assume upon cashing a check is that the check will be uncollected because of insufficient funds, stop payment orders, or fraud. If the amount of checks we cash that are uncollected increases significantly, our revenues, cash flow and net income will be materially adversely affected.
Our money transfer and money order revenues are derived from a key third-party relationship and a loss of that relationship could adversely affect our revenues, cash flow and net income.
     We are a party to a money order agreement with MoneyGram under which we exclusively sell their money orders that bear our logo. Under this agreement, we are obligated to make prompt remittances of money order proceeds. We are also an agent for the receipt and transmission of wire transfers of money through the MoneyGram network in accordance with an agreement with MoneyGram. Approximately 7% of our total revenues for the year ended June 30, 2006 were derived from these agreements. Our relationship with MoneyGram is therefore significant to our business. Accordingly, if any disruption in this relationship occurs, it could materially and adversely affect our revenues, cash flow and net income.
Any disruption in the availability of our information systems could adversely affect operations at our stores.
     Our information systems include a proprietary point-of-sale system in our stores and a management information system. Our personal computer-based point-of-sale system is fully operational in all company-owned stores, is used by our self-service machines for cashing checks and accepting third-party bill payments and is licensed for use by our franchised stores. The management information system is designed to provide summary and detailed information to district managers, regional vice presidents and corporate managers at any time through the Internet. Any disruption in the availability of our information systems could affect our operations and could adversely affect our business.
Our business may suffer if our trademarks and service marks are infringed.
     We rely on trademarks and service marks to protect our brand name in our markets around the country. Many of these trademarks and service marks have been a key part of establishing our business in the community. We believe these trademarks and service marks have significant value and are important to the marketing of our services. These can be no assurance that the steps we have taken or will take to protect our proprietary rights will be adequate to prevent misappropriation of our rights or the use by others of features based upon, or otherwise similar to, ours. In addition, although we believe we have the right to use our trademarks and service marks, there can be no assurance that our trademarks and service marks do not or will not violate the proprietary rights of others, that our trademarks and service marks will be upheld if challenged, or that we will not be prevented from using our trademarks and service marks, any of which occurrences could harm our business.
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
     Since our business requires us to maintain a significant supply of cash in each of our stores, we are subject to the risk of cash shortages resulting from employee errors and theft. Although we have implemented various procedures and programs to reduce these risks, maintain insurance coverage for theft and provide security for our employees and facilities, we cannot assure you that employee error and theft will not occur. Material occurrences of error and theft could lead to cash shortages and could adversely affect our results of operations.
The price of our common stock may be volatile.
     In the past three years, stocks listed on the Nasdaq National Market, as our common stock is, have experienced high levels of volatility and significant declines in value from their historic highs. The trading price of our common stock has fluctuated, and may continue to fluctuate, substantially from time to time. The fluctuations could cause you to lose part or all of your investment in our shares of common stock. Those factors that could cause fluctuations in the trading price of our common stock include, but are not limited to, the following:
▪	price and volume fluctuations in the overall stock market from time to time,

▪	significant volatility in the market price and trading volume of financial services companies,

▪	actual or anticipated changes in our earnings or fluctuations in our operating results or in the expectations of securities analysts,

▪	general economic conditions and trends,

▪	major catastrophic events,

▪	loss of a significant client or clients,

▪	sales of large blocks of our stock, or

▪	departures of key personnel.
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
     As of June 30, 2006, our principal shareholders, directors and executive officers, and entities affiliated with them, owned approximately 13% of the outstanding shares of our common stock. As a result, these shareholders, if acting together, are able to influence or control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our shareholders of an opportunity to receive a premium of their common stock as a party of a sale of our company and might ultimately affect the market price of our common stock.
Our operations could be subject to natural disasters and other business disruptions, which could adversely impact our future revenue and financial condition and increase our costs and expenses.
     Our operations could be subject to natural disasters and other business disruptions, which could adversely impact our future revenue and financial condition and increase our costs and expenses. For example, in August 2005, certain of our stores in the New Orleans and Baton Rouge area were closed for varying periods as a result of Hurricane Katrina. In addition, the occurrence and threat of terrorist attacks may directly or indirectly affect economic conditions, which could in turn adversely affect demand for our services. In the event of a major natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or business interruptions, any of which could materially adversely affect us. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States economy and worldwide financial markets. Any of these occurrences could have a material adverse effect on us and also may result in volatility of the market price for our securities.
Our business may be adversely affected if the acquisition by Ace Holdings is not completed.
     On June 6, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ace Holdings I, LLC, a Delaware limited liability company formed by JLL Partners Fund V, L.P. (“Ace Holdings”), and Ranger Merger Sub, Inc., a Texas corporation and a wholly-owned subsidiary of Ace Holdings (“Merger Sub”), pursuant to which Merger Sub will be merged with and into us, and we will continue as the surviving corporation and be a wholly-owned subsidiary of Ace Holdings (the “Merger”). Under the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of ACE will be converted into the right to receive $30.00 in cash.
     The Merger is subject to several customary conditions, including the approval by the affirmative vote of a majority of the outstanding shares of Company common stock and the receipt of certain regulatory and other approvals. If this acquisition is not completed, we could be subject to a number of risks that may adversely affect our business, including:
▪	the consequences of our management’s attention having been diverted from our day-to-day business over an extended period of time; and

▪	the significant costs and expenses that we will have incurred relating to the acquisition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None

ITEM 2. PROPERTIES
     Our average store size is approximately 1,200 square feet. Our stores are located in strip shopping centers, free-standing buildings and kiosks located inside retail stores. All but two of our stores are leased, generally under leases providing for an initial term of three years and optional renewal terms of three to six years. We own the land and building at one store in Indianapolis, Indiana and one store in Tampa, Florida. Our corporate headquarters in Irving, Texas, a suburb of Dallas, currently occupies approximately 73,000 square feet under a lease that expires in 2016.
ITEM 3. LEGAL PROCEEDINGS
Pending Putative Class Actions
     On August 19, 2004, Donna Reuter filed in the Circuit Court for Palm Beach County, Florida, a putative class action seeking damages against us, one of our subsidiaries and some of our current and former officers alleging, among other things that certain deferred check cashing transactions conducted by us and our subsidiary at stores in Florida prior to October 1, 2002 violated Florida lending practices and usury statutes, the Florida Deceptive and Unfair Trade Practices Act and the Florida Civil Remedies for Criminal Practices Act. This lawsuit is substantially similar to a lawsuit previously filed by Wendy Betts and other individuals against the same defendants in a different judicial district in Florida in which the trial court granted summary judgment in our favor and the district court of appeals affirmed the dismissal. Ms. Betts filed a similar lawsuit against defendants unrelated to us, in the same judicial district as the current lawsuit brought by Ms. Reuter, in which the trial court granted summary judgment in favor of the defendants and the district court of appeals reversed such ruling. Because the decision of the district court of appeals in favor of Ms. Betts was appealed to the Florida Supreme Court and in conflict with the prior decision in our favor, Ms. Reuter and we agreed to stay her lawsuit against us until a decision was rendered by the Florida Supreme Court. On April 27, 2006, the Florida Supreme Court upheld the decision in favor of Ms. Betts. As a result of the recent Florida Supreme Court decision, the stay has been lifted.
     On June 1, 2005, Perseveranda Goins, Marie Aficial and Antonia Torres filed in the Superior Court of the State of California for the County of San Diego, a putative class action seeking damages and injunctive relief against us and Your Financial Resource, Inc., one of our franchisees, alleging, among other things, that we and our franchisee violated various California state law requirements with respect to the making of short-term consumer loans to the plaintiffs by, among other things, failing to make proper disclosures to the plaintiffs and assessing plaintiffs’ insufficient funds fees in excess of the statutory cap. On July 1, 2005, the defendants removed the lawsuit to the United States District Court for the Southern District of California. In December 2005, Your Financial Resource, Inc. filed for bankruptcy protection and was subsequently dismissed from the lawsuit by the plaintiffs, without prejudice.
     On November 10, 2005, Latoya Jackson filed in the Superior Court for the City and County of Alameda, a putative class action seeking damages and injunctive relief against us and some of our subsidiaries alleging, among other things, that we failed to provide adequate meal periods and rest breaks to our employees as required under California law.
     Because these lawsuits purport to be class actions, the amount of damages for which we might be responsible is uncertain. In addition, any such amount depends upon proof of the allegations and on the number of persons who constitute the class of plaintiffs (if permitted by the court). We intend to defend ourselves vigorously against these lawsuits.
     On June 21, 2006, The Joel & Zehava Rosenfeld Family Foundation Trust filed a purported class action lawsuit in the United States District Court, Northern District of Texas, Dallas Division on behalf of itself and all of our other public shareholders (“together with the plaintiff, the “class”), against us, Ace Holdings, Mr. Shipowitz, Robert P. Allyn, J. M. Haggar, III, Marshall B. Payne, Michael S. Rawlings, Charles Daniel Yost, Raymond C. Hemmig, and Edward W. Rose III. The plaintiff alleges that the defendants breached their fiduciary duties of loyalty, honesty and fair dealing to the shareholders because the plaintiff alleges that the consideration payable to the shareholders is at an unfair price and is a result of unfair dealing. In its complaint, the plaintiff requested that the court certify the class. In addition, the Plaintiff seeks: to enjoin us, Ace Holdings and the directors from proceeding with or consummating the merger; to invalidate and set aside the $15 million break-up fee; to rescind, set aside or award rescissory and/or compensatory damages to the class if the merger is consummated; punitive damages; costs and disbursements of the class action and reasonable attorneys’ and experts’ fees; and other relief as the court deems just and proper. We believe this lawsuit is without merit and, if negotiations with the plaintiff are unsuccessful, intend to vigorously defend against this action.
Other Incidental Proceedings
We are also involved from time to time in various other legal proceedings incidental to the conduct of our business. We believe that none of these legal proceedings, or any other threatened legal proceedings, will result in any material impact on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our shareholders during the fourth quarter of fiscal 2006.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our Common Stock is quoted on The Nasdaq Stock Market (“NASDAQ”) under the symbol “AACE.” At August 25, 2006, there were approximately 141 holders of record of the Common Stock, and there were approximately 2,700 beneficial holders of the Common Stock held in nominee or street name.
     The following table sets forth the high and low sale prices of the Common Stock as reported by NASDAQ for the past two fiscal years:

	High	Low
Fiscal 2005
Quarter ended September 30, 2004	$28.74	$22.24
Quarter ended December 31, 2004	30.50	24.29
Quarter ended March 31, 2005	29.99	22.17
Quarter ended June 30, 2005	25.87	19.61

Fiscal 2006
Quarter ended September 30, 2005	$27.39	$18.40
Quarter ended December 31, 2005	25.38	18.90
Quarter ended March 31, 2006	27.35	22.38
Quarter ended June 30, 2006	30.13	24.15
     On August 25, 2006, the last reported sale price of the Common Stock on NASDAQ was $29.31 per share. We have never paid dividends on the Common Stock and have no plans to pay dividends in the foreseeable future.
     The information under the caption, “Equity Compensation Plan Information,” in our 2006 Proxy Statement for our Annual Meeting of Shareholders is incorporated herein by reference.
     The following table sets forth information regarding our repurchases of shares of Common Stock during the quarter ended June 30, 2006:

			Total Number	Maximum
			of Shares	Approximate
			Purchased as	Dollar Value of
	Total		Part of Publicly	Shares that May
	Number of	Average	Announced	Yet Be Purchased
	Shares	Price Paid	Plans or	Under the Plans
	Purchased	Per Share	Programs	or Programs
Period	(1)	(1)	(2)	(2)
April 1 – April 30	—	—	—	$2,291,966
May 1 – May 31	738	$0.01	—	$20,000,000
June 1 – June 30	—	—	—	$20,000,000

Total	738	$0.01	—	$20,000,000

(1)	All of these shares were issued as restricted stock under our 1997 Stock Incentive Plan, and upon forfeiture, we privately repurchased them from the grantees of the restricted stock for the per share amount (par value) paid by them. These repurchases were not made as part of our publicly announced repurchase program.

(2)	Previously, our board of directors had authorized up to $5 million for the repurchase of shares of our Common Stock on the open market or in negotiated transactions. During Fiscal 2000 and 2001, we repurchased 211,400 shares at an average price of $12.81 per share. In May 2005, our board of directors terminated the previous repurchase program and established a new program authorizing up to $20 million for the repurchase of shares. Since then, no shares have been repurchased. The repurchase program does not have an expiration date, but will terminate when we have made all of the authorized repurchases or earlier by our board of directors.

ITEM 6. SELECTED FINANCIAL AND PERFORMANCE DATA

	Year Ended June 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share and store data)
Statement of Earnings Data:
Revenue	$309,909	$268,649	$246,659	$234,289	$229,266
Store expenses:
Salaries and benefits	77,044	65,293	59,593	58,170	57,864
Occupancy	42,629	34,768	30,563	29,194	28,207
Provision for loan losses and doubtful accounts	34,725	27,090	24,235	22,892	22,064
Depreciation	8,831	7,684	7,563	6,966	7,180
Hurricane Katrina related expenses	1,154	—	—	—	—
Other	43,777	38,398	40,066	38,192	36,512

Total store expenses	208,160	173,233	162,020	155,414	151,827

Gross margin	101,749	95,416	84,639	78,875	77,439

Region expenses	25,807	22,971	19,251	17,056	17,495
Headquarters expenses	22,441	19,245	18,681	17,133	16,594
Franchise expenses	1,230	1,227	1,196	1,225	993
Other depreciation and amortization	3,663	3,094	3,893	5,423	7,570
Interest expense	6,872	4,880	10,231	16,004	14,934
Other (income) expenses:
Restructuring	—	—	—	—	(163)
Legal settlements	—	—	—	1,050	1,984
Loss on early extinguishment of debt	668	—	4,858	270	—
Other (income) expense, including store closing expense	54	(864)	(1,893)	264	1,006

Total other (income) expenses	722	(864)	2,965	1,584	2,827

Income from continuing operations before income taxes	41,014	44,863	28,422	20,450	17,026
Provision for income taxes	15,997	17,497	11,370	8,174	6,913

Income from continuing operations	25,017	27,366	17,052	12,276	10,113
Gain on sale of discontinued operations, net of income tax (1)	—	—	—	499	—

Net income	$25,017	$27,366	$17,052	$12,775	$10,113

Income (loss) from continuing operations per share	$1.76	$1.98	$1.49	$1.20	$1.00
Diluted earnings per share	$1.76	$1.98	$1.49	$1.25	$1.00

Weighted average number of diluted shares	14,377	13,821	11,477	10,206	10,141

Balance Sheet Data:
Cash and cash equivalents	$152,652	$109,430	$123,041	$108,110	$116,264
Loans receivable, net	26,663	20,787	17,047	13,000	17,356
Total assets	392,534	292,621	270,262	255,383	263,677
Revolving advances	77,300	43,300	60,000	83,900	97,500
Term advances (current portion)	—	—	—	3,833	48,350
Term advances (noncurrent portion)	—	—	—	34,436	—
Shareholders’ equity	225,797	196,685	162,604	75,156	62,311

SELECTED FINANCIAL AND PERFORMANCE DATA (continued)

	Year Ended June 30,
	2006	2005	2004	2003	2002
Operating Data:
Company-owned stores in operation:
Beginning of year	1,142	1,026	968	1,003	988
Acquired	135	74	34	2	8
Opened	101	80	53	14	39
Sold	(2)	(6)	(5)	(23)	—
Closed	(23)	(32)	(24)	(28)	(32)

End of year	1,353	1,142	1,026	968	1,003

Franchised stores in operations:
Beginning of year	229	204	200	184	175
Opened	32	48	32	26	22
Acquired by ACE	(18)	(22)	(13)	(2)	(8)
Closed	(23)	(1)	(15)	(8)	(5)

End of year	220	229	204	200	184

Total store network	1,573	1,371	1,230	1,168	1,187

Percentage increase (decrease) in comparable company-owned store revenues from prior year: (2)
Total revenue	7.1%	3.1%	5.0%	1.9%	17.2%
Check fees including tax check fees	1.7%	(3.8%)	4.1%	5.4%	9.7%
Loan fees and interest	12.1%	12.7%	7.8%	(4.4%)	36.1%

Capital Expenditures: (in thousands)
Purchases of property and equipment, net	$18,134	$18,951	$7,439	$4,721	$6,992
Store acquisition costs:
Property and equipment	2,150	958	511	50	135
Intangible assets	38,025	18,429	6,403	673	1,177

Check Cashing Data:
Face amount of checks cashed (in millions)	$5,928	$5,277	$5,103	$5,040	$4,843
Face amount of average check	$414	$396	$388	$383	$378
Average fee per check	$10.40	$9.98	$9.91	$9.65	$9.36
Fees as a percentage of average check	2.51%	2.52%	2.55%	2.52%	2.48%
Number of checks cashed (in thousands)	14,331	13,325	13,151	13,148	12,821

Collections Data: (in thousands, except percentages)
Face amount of returned checks	$37,380	$26,914	$21,705	$24,087	$23,637
Collections	30,824	20,951	13,947	16,935	16,090

Net write-offs	$6,556	$5,963	$7,758	$7,152	$7,547

Collections as a percentage of returned checks	82.5%	77.8%	64.3%	70.3%	68.1%
Net write-offs as a percentage of revenues	2.1%	2.2%	3.1%	3.1%	3.3%
Net write-offs as a percentage of the face amount of checks cashed	0.11%	0.11%	0.15%	0.14%	0.16%

SELECTED FINANCIAL AND PERFORMANCE DATA (continued)

	Year Ended June 30,
	2006	2005	2004	2003	2002
	(in thousands, except averages and percentages)
Combined Small Consumer Loans Operating Data:
Volume – new loans and refinances	$685,388	$624,257	$527,723	$484,026	$502,013
Average advance	$315	$290	$278	$274	$269
Average customer fee	$47.95	$45.87	$43.71	$44.55	$45.61
Number of loan transactions – new loans and refinances	2,118	2,139	1,909	1,798	1,866
Matured loan volume	$708,333	$613,380	$516,741	$488,940	$489,887
Loan fees and interest	$108,667	$91,793	$77,029	$70,806	$74,197
Loan loss provision	$34,545	$26,941	$24,280	$22,293	$21,924
Gross margin on loans (3)	68.2%	70.7%	68.5%	68.5%	70.5%
Loan loss provision as a percent of matured loan volume	4.9%	4.4%	4.7%	4.6%	4.5%

Loans Processed for Republic Bank: (4)
Volume – new loans	$68,951	$184,646	$159,692	$63,897	—
Average advance	$312	$319	$296	$302	—
Average customer fee	$55.00	$56.30	$52.11	$53.35	—
Number of loan transactions	221	578	541	211	—
Matured loan volume	$74,968	$181,153	$157,018	$56,040	—
Loan fees and interest	$10,861	$27,880	$24,036	$9,037	—
Provision for loan losses payable to Republic Bank	$5,807	$8,686	$7,390	$2,932	—

Loans Processed for First Bank of Delaware: (5)
Volume – new loans (6)	$21,739	—	—	—	—
Average advance	$353	—	—	—	—
Average customer fee (7)	$34.98	—	—	—	—
Number of loan transactions (8)	62	—	—	—	—
Matured loan volume (9)	$71,553	—	—	—	—
Loan fees and interest	$9,960	—	—	—	—
Provision for loan losses payable to First Bank of Delaware	$2,822	—	—	—	—

Credit Services Organization Loans (CSO): (10)
Volume — new loans and refinances	$66,932	—	—	—	—
Average advance	$414	—	—	—	—
Average customer fee	$84.42	—	—	—	—
Number of loan transactions – new loans and refinances	154	—	—	—	—
Matured loan volume	$51,128	—	—	—	—
Loan fees and interest	$12,131	—	—	—	—
Provision for loan losses payable to True Financial	$2,665	—	—	—	—

ACE Loans: (11)
Volume – new loans and refinances	$527,766	$439,610	$368,031	$420,129	$502,013
Average advance	$308	$277	$269	$268	$269
Average customer fee	$45.30	$41.17	$39.40	$42.71	$45.61
Number of loan transactions – new loans and refinances	1,681	1,561	1,368	1,587	1,866
Matured loan volume	$510,684	$432,227	$359,723	$432,900	$489,887
Loan fees and interest	$75,715	$63,913	$52,993	$61,769	$74,197
Loan loss provision	$23,251	$18,255	$16,890	$19,361	$21,924

SELECTED FINANCIAL AND PERFORMANCE DATA (continued)

	Year Ended June 30,
	2006	2005	2004	2003	2002
	(in thousands, except percentages)
ACE Loans Balance Sheet Data:
Gross loans receivable	$39,736	$31,790	$27,663	$21,734	$29,569
Less: Allowance for losses on loans receivable	13,073	11,003	10,616	8,734	12,213

Loans receivable, net of allowance	$26,663	$20,787	$17,047	$13,000	$17,356

Allowance for losses on loans receivable:
Beginning of period	$11,003	$10,616	$8,734	$12,213	$13,382
Provision for loan losses	23,251	18,255	16,890	19,361	21,924
Charge-offs	(21,261)	(18,996)	(15,295)	(23,729)	(24,519)
Recoveries	80	1,128	287	889	1,426

End of period	$13,073	$11,003	$10,616	$8,734	$12,213

Allowance as a percent of gross loans receivable	32.9%	34.6%	38.3%	40.2%	41.3%

(1)	Discontinued operations related to our sale of 19 underperforming stores in Florida for a pre-tax gain of $0.8 million and an after-tax gain of $0.5 million recorded in the three months ended December 31, 2002.

(2)	Calculated based on changes in revenue for all company-owned stores open in both periods and open for at least 13 months.

(3)	Gross margin on loans represents loan fees and interest less loan loss provision.

(4)	Republic Bank loans are short-term consumer loans made by Republic Bank & Trust Company at our company-owned stores in Arkansas, Pennsylvania and Texas since January 1, 2003. Effective March 1, 2006, we discontinued offering Republic Bank loans in Texas and effective June 30, 2006, discontinued offering Republic Bank loans in Arkansas and Pennsylvania.

(5)	First Bank of Delaware loans are 20-week installment loans made by First Bank of Delaware at our company-owned stores in Arkansas, Pennsylvania, and Texas since August 2005. Effective March 1, 2006, we discontinued offering First Bank of Delaware loans in Texas.

(6)	Includes only the loan origination amount for each installment loan.

(7)	The loans processed for First Bank of Delaware are 20-week loans; the Average customer fee is presented based upon the 14-day average duration of the ACE loans and the Republic Bank loans.

(8)	Includes the initial 20-week loan transaction only.

(9)	Includes maturing principal amount for each 2-week payment.

(10)	True Financial began offering CSO loans at our company-owned stores in Texas on March 1, 2006.

(11)	Operating data for ACE loans include short-term consumer loans made by Goleta National Bank at our company-owned stores until we discontinued offering Goleta loans on December 31, 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Overview
     We are a leading retailer of certain financial services focused on serving unbanked and underbanked consumers, many of whom seek alternatives to traditional banking relationships in order to gain convenient and immediate access to retail cashing services. Our services include check cashing, short-term consumer loans, also known as payday loans, bill payments and pre-paid debit cards, money orders and money transfers. As of June 30, 2006, we had a total network of 1,573 stores in 38 states and the District of Columbia, consisting of 1,353 company-owned stores and 220 franchised stores. We generally lease our stores for three year terms with multiple renewal options. We are the largest owner, operator and franchisor of check cashing stores in the United States and the second largest owner, operator and franchisor of payday loan stores in the United States. We seek to develop and maintain the largest network of stores in each of the markets where we operate. Our growth strategy is to open new stores, franchise stores in new and existing markets, opportunistically acquire stores, increase our customer base and introduce new services into our store network.
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
     Our expenses primarily relate to the operations of our stores, including salaries and benefits for our employees, occupancy expense for our leased real estate, security expenses, returns and cash shortages, loan loss provisions, depreciation of our assets, and corporate and other expenses, including costs related to store openings and closings and interest expense.
     As part of our growth strategy, we intend to open new stores in existing and new markets. During fiscal 2006, we opened 101 company-owned stores, including 50 ACE Cash Advance stores. We expect to open approximately 100 to 125 new ACE Cash Express stores and ACE Cash Advance stores, resulting in a net gain of approximately 70 to 100 company-owned stores, in fiscal 2007.
     The capital cost of opening a new ACE Cash Express store varies depending on the size and type of store, but is typically in the range of $65,000 to $85,000, before the MoneyGram incentive. This capital cost includes leasehold improvements, signage, computer equipment and security systems. MoneyGram pays us an incentive for each new ACE Cash Express company-owned location opened, which is accounted for as deferred revenue that is recognized over the remaining life of our contract with MoneyGram. During fiscal 2006, we opened 51 ACE Cash Express stores. In addition, the typical store requires working capital of $80,000 to $100,000 to fund operating cash and the store’s loan portfolio.
     The capital cost of opening an ACE Cash Advance store is typically in the range of $35,000 to $45,000, and includes leasehold improvements, signage, computer equipment and security systems. A mature ACE Cash Advance store requires working capital of $70,000 to $100,000. During fiscal 2006, we opened 50 ACE Cash Advance stores.
     On June 6, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ace Holdings I, LLC, a Delaware limited liability company formed by JLL Partners Fund V, L.P. (“Ace Holdings”), and Ranger Merger Sub, Inc., a Texas corporation and a wholly-owned subsidiary of Ace Holdings (“Merger Sub”), pursuant to which Merger Sub will be merged with and into us, and we will continue as the surviving corporation and be a wholly-owned subsidiary of Ace Holdings (the “Merger”). Under the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of our common stock will be converted into the right to receive $30.00 in cash (the “Merger Consideration”).
     A special committee of our board of directors was established to evaluate and negotiate the merger on behalf of our board of directors and subsequently recommended that the board of directors approve and adopt the Merger Agreement. The special committee was comprised of all directors except Jay Shipowitz, our President and Chief Executive Officer, who may be deemed to be an affiliate of Ace Holdings as a result of arrangements with Ace Holdings or its affiliates relating to employment and an equity ownership in Ace Holdings or its affiliates. At a special meeting held on June 5, 2006, our board of directors approved and adopted the Merger Agreement and approved the Merger.

     Completion of the Merger is subject to the satisfaction of closing conditions set forth in the Merger Agreement, including the approval by the affirmative vote of a majority of our outstanding shares of common stock and the receipt of certain regulatory and other approvals. We currently anticipate that the Merger will close in the second quarter of fiscal 2007.
Regulatory Developments
     The Federal Deposit Insurance Corporation, or FDIC, issued guidelines governing permissible arrangements between a state-chartered bank and a marketer and servicer of its payday loans in July 2003, and issued revised guidelines in March 2005. The guidelines apply to our former and current marketing and servicing agreements with Republic Bank and First Bank of Delaware regarding the offering of their bank’s loans at our stores in Arkansas, Pennsylvania and Texas and our servicing activities of those loans. The guidelines describe the FDIC’s expectations for a bank’s prudent risk-management practices regarding payday loan marketing and servicing relationships. They address bank capital requirements, allowances for loan losses and loan classifications as well as income recognition, collection-recovery practices and compliance with consumer protection laws when a bank engages in payday lending.
     The revised FDIC guidelines issued in March 2005 include a requirement that FDIC member banks (such as Republic Bank and First Bank of Delaware) develop procedures to ensure that a payday loan is not provided to any customer with payday loans from any lender for more than three months in the previous 12 months. Assuming an average term of approximately 15 days, this limits the number of payday loans a customer may have from all lenders during any 12-month period to six. The revised FDIC guidelines also suggest that FDIC-supervised lenders should offer a customer subject to such a limitation, or refer such a customer to, a longer-term loan product. The revised FDIC guidelines became effective July 1, 2005. Pursuant to agreements we entered into with each of Republic Bank and First Bank of Delaware in February 2006, we ceased offering loans made by Republic Bank and First Bank of Delaware in our Texas stores at the end of February 2006. Pursuant to our agreement with Republic Bank, we have also agreed to cease offering loans made by Republic Bank in our Arkansas and Pennsylvania stores by June 30, 2006. It is unclear at this time what procedures and/or alternative products the FDIC may accept as conforming with the revised guidelines and the extent to which we can continue to offer loans made by First Bank of Delaware in our Arkansas and Pennsylvania stores. If the implementation and enforcement of the revised FDIC guidelines or any newly promulgated guidelines by the FDIC, or any order, law, rule or regulation by the State of Delaware or the FDIC, were to have the effect of significantly curtailing First Bank of Delaware’s installment lending services, our revenues derived from fees from First Bank of Delaware would be materially adversely affected, unless we could offer, or we could secure an agreement with another financial institution not subject to such limitations to offer, similar or alternate services. We cannot assure you that we would be successful in offering similar or alternate services or finding such a replacement financial institution, in the latter case especially because arrangements like ours with First Bank of Delaware are coming under increasing political and regulatory scrutiny. Lawsuits filed against banks offering short-term consumer loans, such as one filed by the New York State Attorney General’s office in September 2003 discussed below, may hinder our ability to partner with a replacement financial institution or to establish relationships with new financial institutions in other states as part of our growth strategy. Any alternate or similar services or agreement with a replacement or new financial institution may also not be on terms as favorable to us as our current agreements with Republic Bank and First Bank of Delaware.
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
Critical Accounting Policies and Estimates
     The process of preparing financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions to determine the reported amounts of our assets, liabilities, revenues and expenses. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. The most significant estimates made by our management, which we consider critical, include our allowance for loan losses and accrued liability for loan losses payable to Republic Bank, First Bank of Delaware and True Financial, valuation of goodwill, income taxes, and valuation of self-insured liabilities, because these estimates and assumptions could change materially as conditions both within and beyond our control change. Accordingly, our actual results could differ materially from our estimates. The following is a discussion of our critical accounting policies and the related management estimates and assumptions necessary in determining the value of related assets or liabilities. A full description of all of our significant accounting policies is included in Note 1 – Summary of Significant Accounting Policies to our consolidated financial statements included in this Annual Report on Form 10-K.
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
     We regularly review our loss experience to determine appropriate loss reserve amounts, as well as to determine strategies that could minimize our future exposure. While we believe our current allowance and liability are adequate, we could be negatively affected if we experience a higher than historical level of losses in the short-term, which would require us to increase our provision for loan losses and accrual for loan losses payable to Republic Bank, First Bank of Delaware and True Financial.
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
Summary of Annual Results
     Our fiscal 2006 total revenue increase was approximately $41.3 million, or 15%, higher than our fiscal 2005 total revenue. This increase resulted primarily from an approximate $16.9 million, or 18%, increase in loan-related revenue, an approximate $16.4 million, or 13%, increase in check cashing fees, and an approximate $4.9 million, or 24%, increase in bill-payment (including debit card) revenue. Our 2006 net income was approximately $25.0 million, with diluted earnings per share of $1.76, compared to our 2005 net income of approximately $27.4 million, with diluted earnings per share of $1.98. The year ended June 30, 2006 was impacted by the implementation of the revised FDIC Guidelines for payday lending effective July 1, 2005, Hurricane Katrina which occurred in late August 2005, and the decision to discontinue operating self-service machines at H&R Block locations during the 2007 tax season. During the second quarter ending December 31, 2005, we completed the acquisition of 107 stores in Arizona, California, Florida and Texas from Popular Cash Express, Inc. for $33.6 million            During the third quarter ending March 31, 2006, we discontinued offering our Republic Bank loan product and the First Bank of Delaware loan product in Texas, and on March 1, 2006, we introduced the new CSO loan product in Texas. Effective June 30, 2006, we discontinued offering the Republic Bank loan product in Arkansas and Pennsylvania.

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
     We operated 20 stores in markets affected by Hurricane Katrina and had another two stores under construction at the time of the hurricane. As of June 30, 2006, 16 stores have re-opened including one previously under construction, and we are continuing to evaluate our options for re-opening each of the remaining stores. During the first quarter of fiscal 2006, we recorded a pre-tax charge of $1.7 million related to the write-off of fixed assets and loans receivable in the areas affected by Hurricane Katrina. During the balance of fiscal 2006, we reversed $0.3 million of the original charge due to better than expected loan collections and received an initial insurance reimbursement of $0.5 million, of which $0.3 million was related to business interruption and therefore, recorded as revenue. As a result of lost revenue from the stores closed following the hurricane, the gross margin impact for the year ended June 30, 2006 was $1.3 million before any insurance reimbursement.
     We operated 128 self-service machines in H&R Block locations during the 2006 tax season and recorded approximately $3.1 million of revenue and a pre-tax loss of approximately $0.3 million during the year ended June 30, 2006 related to these self-service machines. During the third quarter of fiscal 2006, we decided to discontinue operating self-service machines in H&R Block locations during the 2007 tax season. As a result, during the third quarter of fiscal 2006, we recorded expense of $0.8 million associated with the early extinguishment of the DZ bank facility ($0.7 million), which was used to fund the self-service machine operations, and the termination of the self-service machine lease agreements ($0.1 million).
Results of Operations
Revenue Analysis

	Year Ended June 30,
	2006	2005	2004	2006	2005	2004
	(in thousands)			(percentage of revenue)
Check cashing fees	$148,065	$131,619	$129,194	47.8%	49.0%	52.4%
Loan fees and interest	108,667	91,793	77,029	35.1	34.2	31.2
Bill-payment services	25,151	20,266	16,960	8.1	7.5	6.9
Money transfer services	13,985	11,868	11,136	4.5	4.4	4.5
Money order fees	6,830	6,875	6,330	2.2	2.6	2.6
Franchise revenues	3,242	3,180	2,774	1.0	1.2	1.1
Other fees	3,969	3,048	3,236	1.3	1.1	1.3

Total revenues	$309,909	$268,649	$246,659	100.0%	100.0%	100.0%

Average revenue per store (excluding franchise revenues)	$243.9	$244.6	$247.8
     Fiscal 2006 Compared to Fiscal 2005. Our total revenue growth resulted from a $17.7 million, or 7.1%, increase in comparable company-owned store revenues (1,041 stores) and a $23.6 million increase from stores that were not open for both of the full periods compared. The number of company-owned stores increased by 211, or 18%, to 1,353 stores open at June 30, 2006 from 1,142 stores open at June 30, 2005. During fiscal 2006, we opened 101 newly constructed stores, acquired 135, sold two, and closed 23 company-owned stores.
     Check cashing fees, including tax check fees, increased because of a 5% increase in the average size check and an 8% increase in the number of checks cashed. Comparable store check cashing fees, including tax check fees, increased by 1.7%, despite a decline in comparable store tax check fees of 1.6%. Tax check fees of $21.6 million for fiscal 2006 increased by $1.3 million, from $20.3 million in fiscal 2005. We received $3.1 million of tax check fees from our 128 self-service machines located in H&R Block offices in fiscal 2006, compared to $3.5 million of tax check fees from our over 130 self-service machines in H&R Block offices in fiscal 2005. During the third quarter of fiscal 2006, we decided to discontinue operating self-service machines in H&R Block locations for the 2007 tax season.
     Loan fees and interest for fiscal 2006 increased $16.9 million, or 18%, from fiscal 2005 due to an increase in comparable store loan fees of 12.1% and the increased number of store locations offering loan services. As of June 30, 2006, we offered loan services in 1,241 of our company-owned stores, compared to 1,048 of our company-owned stores as of June 30, 2005. The revised FDIC guidelines became effective July 1, 2005, and therefore, impacted our ability to provide payday loans to our customers. Effective August 1, 2005, we began marketing and servicing a longer-term (20-week) loan product offered by the First Bank of Delaware. We did not offer, and therefore we did not receive any fees from the First Bank of Delaware loan product or the CSO loan product in Texas in fiscal 2005. During the third quarter of fiscal 2006, we discontinued offering Republic Bank loans and First Bank of Delaware loans in Texas, and introduced the CSO loan product in Texas. For the fiscal 2006, loan fees and interest as a percent of our total loan revenue from our ACE loan products represent 70%, from Republic Bank loans represent 10%, from First Bank of Delaware loans represent 9%, and from the CSO loan product represent 11%.
     The increase in bill payment fees in fiscal 2006 was a result of growth in revenues from our services related to prepaid debit cards. Fees from our money transfer services increased as a result of the increase in the number of stores in the ACE network. The decrease in the number of money orders sold relates to the increased customer usage of electronic bill-payment services. Revenue from guarantees, incentives and bonuses paid under vendor agreements (which presently pertains only to money transfers and money orders) are recorded in their respective revenue product line. The MoneyGram Agreement provides incentive bonuses for opening new store locations at which MoneyGram services are offered as well as certain other performance incentives. Incentive bonuses are recognized as revenue over the remaining term of the agreement. The amounts recorded as guarantees, incentive and bonus, and commission revenue for the years ended June 30, 2006, 2005 and 2004 are as follows:

	Year Ended June 30,
	2006	2005	2004
	(in thousands)
Money transfer services:
Incentive and store opening bonuses	$3,077	$2,868	$2,559
Guarantees	1,468	1,319	1,326
Commissions	9,440	7,681	7,251

Total money transfer service revenue	$13,985	$11,868	$11,136

Money order fees:
Incentive bonuses	$808	$808	$854
Commissions	6,022	6,067	5,476

Total money order revenue	$6,830	$6,875	$6,330

     Franchise revenues consist of royalties and initial franchise fees. Franchise revenues for fiscal 2006 remained unchanged from fiscal 2005. During fiscal 2006, we opened 32 franchised stores, acquired 18 former ACE franchised stores, and closed 23 franchised store, resulting in a net decrease of 9 franchised stores.
Fiscal 2005 Compared to Fiscal 2004. Our total revenue growth resulted from a $7.1 million, or 3.1%, increase in comparable company-owned store revenues (956 stores) and a $14.9 million increase from stores that were not open for both of the full periods compared. The number of company-owned stores increased by 116, or 11%, to 1,142 stores open at June 30, 2006 from 1,026 stores open at June 30, 2004. During fiscal 2005, we opened 80 newly constructed stores, acquired 74, sold six, and closed 32 company-owned stores.
     Check cashing fees, including tax check fees, increased because of a 2% increase in the average size check and a 1% increase in the number of checks cashed. Comparable store check cashing fees decreased 3.8% in fiscal 2005 from fiscal 2004. Tax check fees of $20.3 million for fiscal 2005 decreased by $0.5 million, from $20.8 million in fiscal 2004. We received $3.5 million of tax check fees from our 130 self-service machines located in H&R Block offices in fiscal 2005, compared to $4.3 million of tax check fees from our over 200 self-service machines in H&R Block offices in fiscal 2004.
     The increase in loan fees and interest in fiscal 2005 resulted from a 21% increase in loan volume in both the ACE loan product and the Republic Bank loan product. Comparable store loan fees increased 12.7% in fiscal 2005 from fiscal 2004.
     The increase in bill payment fees in fiscal 2005 was a result of growth in revenues from our services related to prepaid debit cards. During the fiscal 2006, our company-owned stores sold approximately 268,000 prepaid debit cards and our customers loaded approximately $917 million on these cards, which was an 56% increase in prepaid debit cards sold and a 74% increase in dollars loaded from the same period last year. Money transfer services increased as a result of the increase in the number of stores in the ACE network. Despite a decrease in the number of money orders sold (which relates to increased customer usage of electronic bill-payment services), money order fees increased as a result of rate increases. Revenue from guarantees, incentives and bonuses paid under vendor agreements (which presently pertains only to money transfers and money orders) are recorded in their respective revenue product line. The MoneyGram Agreement provides incentive bonuses for opening new store locations at which MoneyGram services are offered as well as certain other performance incentives. Incentive bonuses are recognized as revenue over the remaining term of the agreement.
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
Store Expense Analysis

	Year Ended June 30,
	2006	2005	2004	2006	2005	2004
	(in thousands)			(percentage of revenue)			]
Salaries and benefits	$77,044	$65,293	$59,593	24.9%	24.3%	24.2%
Occupancy	42,629	34,768	30,563	13.8	13.0	12.4
Provision for loan losses and doubtful accounts	34,725	27,090	24,235	11.2	10.1	9.8
Depreciation	8,831	7,684	7,563	2.9	2.9	3.1
Hurricane Katrina related expenses	1,154	—	—	0.4	—	—
Other:
Armored and security	9,745	8,750	7,954	3.1	3.2	3.2
Returns and cash shorts	7,876	7,288	9,350	2.5	2.7	3.8
Information services	3,868	3,884	5,860	1.2	1.4	2.4
Bank charges	6,218	5,839	5,093	2.0	2.2	2.1
Store supplies	4,056	4,423	4,219	1.3	1.6	1.7
Telecommunications	1,917	1,977	2,211	0.6	0.7	0.9
Advertising and marketing	5,449	2,863	2,072	1.8	1.1	0.8
Miscellaneous	4,648	3,374	3,307	1.5	1.3	1.3

Other	43,777	38,398	40,066	14.0	14.2	16.2

Total store expenses	$208,160	$173,233	$162,020	67.2%	64.5%	65.7%

Average per store expense	$165.5	$159.6	$164.6

Average per store gross margin	$78.3	$85.0	$83.2

Face amount of returned checks	$37,380	$26,914	$21,705
Collections	(30,824)	(20,951)	(13,947)

Net write-offs	$6,556	$5,963	$7,758

Net write-offs as a percentage of the face amount of checks cashed	0.11%	0.11%	0.15%
Fiscal 2006 Compared to Fiscal 2005. Total store expenses increased as a result of the expenses related to the increased number of stores, additional costs related to the introduction of new loan products in Texas, Arkansas and Pennsylvania, additional loan provision and losses related to Hurricane Katrina.
     Total store expenses increased primarily as a result of the 211 additional company-owned stores in operation and introduction of a new loan product in Texas, Arkansas and Pennsylvania. The 18% increase in number of company-owned stores from the same period last year resulted in increases in salaries and benefits, occupancy, armored and security, information services, and depreciation. In addition to the increase in the number of stores, salaries expense increased as a result of increased training expense related to new loan product introduction, occupancy expenses increased due to higher lease rates, and depreciation expense increased as a result of the new computer roll-out to the stores during the second half of fiscal 2005 and the lease accounting change during the third quarter of fiscal 2005 which resulted in shorter leasehold depreciation lives. Provision for loan losses increased due to growth in the overall loan business, as well as a lower overall collection rate on loans in Texas, Arkansas, and Pennsylvania. The allowance for loan losses of $13.1 million at June 30, 2006 represented 32.9% of gross loans receivable, an increase from the allowance for loan losses of $11.0 million at June 30, 2005, representing 34.6% of gross loans receivable, at June 30, 2005. Loan losses are charged to this allowance, which is reviewed for adequacy (and may be adjusted) on a quarterly basis. Returned checks, net of collections, and cash shortages increased due to the increased number of stores in operation, while decreasing as a percent of revenue from 2.7% to 2.5%. The percent of check fee revenue attributable to returned checks was 0.11%, 0.11%, and 0.15%, for the fiscal years ended June 30, 2006, 2005 and 2004. Store supplies decreased due to improved order control processes. Telecommunications expenses decreased as a result of more favorable pricing from our suppliers. Advertising and marketing expenses increased due to specific advertising and marketing programs introduced this fiscal year to promote our First Bank of Delaware and CSO loan products and our prepaid debit card product. Miscellaneous expenses increased as a result of increased licensing expense related to the new stores and the new loan products, along with increases in insurance expense. During the first quarter of fiscal 2006, we recorded a pre-tax charge of $1.7 million related to losses from Hurricane Katrina. This charge included an addition to the loan loss provision and the write-off of fixed assets. As of June 30, 2006, six of our 22 company-

owned stores in the greater New Orleans market remain closed due to damage from Hurricane Katrina. During the balance of fiscal 2006, we reversed $0.3 million of the original charge for losses from Hurricane Katrina due to improved loan collections on loans outstanding at the time of the hurricane, and we received an initial insurance reimbursement of $0.5 million.
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
Other Expenses Analysis

	Year Ended June 30,
	2006	2005	2004	2006	2005	2004
	(in thousands)			(percentage of revenue)
Region expenses	$25,807	$22,971	$19,251	8.3%	8.6%	7.8%
Headquarters expenses	22,441	19,245	18,681	7.2	7.1	7.6
Franchise expenses	1,230	1,227	1,196	0.5	0.5	0.5
Other depreciation and amortization	3,663	3,094	3,893	1.2	1.1	1.6
Interest expense, net	6,872	4,880	10,231	2.2	1.8	4.1
Loss on early extinguishment of debt	668	—	4,858	0.2	—	2.0
Other (income) expenses, net	54	(864)	(1,893)	0.0	(0.3)	(0.8)

Total other expenses	$60,735	$50,553	$56,217	19.6%	18.8%	22.8%

Region Expenses
Fiscal 2006 Compared to Fiscal 2005. Region expenses increased $2.8 million because we increased the number of region offices from 13 to 14 to accommodate the increase in the number of stores and due to increases in salaries and benefits expense resulting from additional staffing in collections, facilities and real estate development related to supporting the growth in the number of stores.
Fiscal 2005 Compared to Fiscal 2004. Region expenses increased $3.7 million primarily because of the addition of two new regions and increases in salaries and benefits expense resulting from additional staffing in collections, facilities and real estate development related to supporting the growth in the number of stores.
Headquarters Expenses
Fiscal 2006 Compared to Fiscal 2005. Headquarters expenses increased $3.2 million primarily due to increased bonus expense and expenses related to restricted stock and stock option expense.
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

Franchise Expenses
Fiscal 2006 Compared to Fiscal 2005. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in our ACE Franchise Group. Franchise expenses remained unchanged from the prior fiscal year.
Fiscal 2005 Compared to Fiscal 2004. Franchise expenses relate to the salaries, benefits, and other franchisee support costs for the sales and support personnel in our ACE Franchise Group. Franchise expenses in fiscal 2005 remained unchanged from fiscal 2004.
Other Depreciation and Amortization
Fiscal 2006 Compared to Fiscal 2005. Other depreciation and amortization expense increased $0.6 million due to the fixed asset additions related to the 211 additional company-owned stores, the new computer roll-out to the stores during the second half of fiscal 2005, and the lease accounting change during the third quarter of fiscal 2005 which resulted in shorter leasehold depreciation lives.
Fiscal 2005 Compared to Fiscal 2004. Other depreciation and amortization decreased $1.2 million because of the decrease in the amount of debt financing costs amortized in fiscal 2005 compared to fiscal 2004, offset by increases in depreciation and amortization related to opening 80 and acquiring 74 new stores.
Interest Expense, Net
Fiscal 2006 Compared to Fiscal 2005. Interest expense, net, increased $2.0 million due to increased borrowings and a higher interest rate. Our average revolver balance for the year ended June 30, 2006 of $63.3 million increased $8.5 million from an average revolver balance for the year ended June 30, 2005 of $54.8 million.
Fiscal 2005 Compared to Fiscal 2004. Interest expense, net, decreased $5.4 million because of the repayment in May 2004 of our term notes issued to American Capital Strategies, Ltd., along with lower interest expense from lower average revolver advances.
Loss on Early Extinguishment of Debt
Fiscal 2006 Compared to Fiscal 2005. During the third quarter of fiscal 2006, we decided to discontinue operating self-service machines in H&R Block locations during the 2007 tax season. As a result, we recorded $0.7 million for the early extinguishment of the DZ bank facility used to fund the self-service machine operations.
Other (income) expense, net
Fiscal 2006 Compared to Fiscal 2005. Other (income) expenses, net, of $0.1 million was due primarily to the gain from the sale of stores, offset by store closing expense and the expense associated with the termination of the self-service machine lease agreements resulting from the decision to discontinue operating self-service machines in H&R Block locations during the 2007 tax season.
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
Income Taxes
Fiscal 2006 Compared to Fiscal 2005. A provision of $16.0 million was recorded for income taxes, for fiscal 2006, compared to $17.5 million for fiscal 2005. The provision for income taxes was calculated based on a statutory federal income tax rate of 35%, plus a provision for state income taxes. Our annual effective income tax rate for fiscal 2006 and fiscal 2005 was 39%.

Fiscal 2005 Compared to Fiscal 2004. A provision of $17.5 million was recorded for income taxes for fiscal 2005, compared to $11.4 million for fiscal 2004. The provision for income taxes was calculated based on a statutory federal income tax rate of 35%, plus a provision for state income taxes. Our effective income tax rate was 39% for fiscal 2005 and 40% for fiscal 2004.
Balance Sheet Variations
     Cash and cash equivalents, money orders payable and revolving advances vary because of seasonal and day-to-day requirements resulting primarily from maintaining cash for cashing checks and making short-term consumer loans, and the receipt and remittance of cash from the sale of money orders, wire transfers and bill payments. For the year ended June 30, 2006, cash and cash equivalents increased $43.2 million, compared to a decrease of $13.6 million for the year ended June 30, 2005.
     Accounts receivable, net, of $7.7 million as of June 30, 2006 increased $3.7 million from June 30, 2005 due primarily to the loan fee receivable from True Financial for the loans we began marketing and servicing on March 1, 2006.
     Loans receivable, net, of $26.7 million as of June 30, 2006 increased $5.9 million from June 30, 2005 due to the additional number of ACE loan stores. As of June 30, 2006, we offered our loan product in 794 of our company-owned stores, compared to 621 of our company-owned stores as of June 30, 2005. Loans receivable, net, does not include any of the Republic Bank loans, First Bank of Delaware loans or CSO loans available through our company-owned stores in Arkansas, Pennsylvania and Texas, because we serve only as a marketing and servicing agent for the banks and a credit services provider for the CSO lender, and do not acquire or own any participation interest in any of those loans. Our agreements with our third-party lenders provide for us to receive fees, though such fees are subject to reduction or offset by the losses from uncollected loans.
     Prepaid expenses, inventories and other current assets of $14.0 million as of June 30, 2006 increased $0.4 million from June 30, 2005 due to an increase of $1.0 million in prepaid licenses and supplies related to new stores, and an increase in the current value of the interest rate swap of $0.3 million, offset by a decrease of $0.6 million in the current portion of deferred financing costs related to the extended term of the amended credit agreement and the early extinguishment of the DZ credit agreement as a result of the termination of the H&R Block agreement, a decrease of $0.2 million in the deferred tax asset, and a decrease of $0.1 million in bus pass inventory .
     Property and equipment, net, as of June 30, 2006 increased $9.0 million from June 30, 2005 as a result of fixed asset additions of $20.3 million (including $0.6 million for capitalized software development), offset by depreciation expense of $10.4 million and fixed asset retirements of $0.9 million. During fiscal 2006, we opened 101 newly constructed stores, acquired 135 stores, closed 23 company-owned stores, and sold 2 company-owned stores.
     Goodwill as of June 30, 2006 increased $35.7 million from June 30, 2005 as a result of the acquisition of 135 stores during fiscal 2006, including a single acquisition of 107 stores from Popular Cash Express, Inc. and Popular Cash Express – California, Inc. during the second quarter of fiscal 2006.
     Other assets, noncurrent, as of June 30, 2006 increased by $1.6 million from June 30, 2005, primarily as a result of an increase in other intangibles (acquired relationships) related to store acquisitions during fiscal 2006.
     Revolving advances at June 30, 2006 increased by $34.0 million from June 30, 2005 due to the increase in loans receivable, store acquisitions, and additional newly constructed stores, along with the increased store cash requirements related to the month ending on a Friday. Our average revolver balance for the year ended June 30, 2006 of $63.3 million increased $8.5 million from an average revolver balance for the year ended June 30, 2005 of $54.8 million.
     Accounts payable, accrued liabilities and other current liabilities as of June 30, 2006 increased $9.8 million from June 30, 2005, primarily due to an $8.6 million increase in liabilities to various service providers due to the Friday month-end and a $1.3 million increase in accrued bonuses payable.
     Money orders payable as of June 30, 2006 increased by $5.7 million from June 30, 2005 due to the timing of remittances at the end of June 2006.
     Convertible notes payable of $19.4 million are related to the acquisition of 107 stores from Popular Cash Express, Inc. and Popular Cash Express – California, Inc. during the second quarter of fiscal 2006.
     Other liabilities increased $0.9 million from June 30, 2005 due to increases in deferred rent and acquisition notes payable.

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
     We have determined, based on recent operating history, that we receive payment of approximately 94.8% (for loans maturing in the first, second and fourth fiscal quarters) or 95.7% (for loans maturing during tax refund season in the third fiscal quarter) of the loan volume, or principal amount of the loans. Therefore, the loan loss allowance is approximately 5.2% of the principal amount of the loans maturing in the first, second and fourth fiscal quarters and approximately 4.3% of the principal amount of the loans maturing in the third fiscal quarter. Our policy is to charge off all of our short-term consumer loans which are 180 days or more past due or delinquent. Charge-offs are applied as a reduction to the loan loss allowance and any recoveries of previously charged-off loans restore the loan loss allowance.
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
     An analysis of the loan loss allowance with reference to our gross loans receivable (which does not include any Republic Bank loans, First Bank of Delaware loans or CSO loans) is as follows:
     All loans not repaid on the due date are considered delinquent, and no additional interest accrues after loan maturity. Loans past due (non-accrual) and loans ninety days or more past due at each date presented are as follows:

	Year Ended June 30,
	2006	2005	2004
	(in thousands)
ACE Loans:
Gross loans receivable, beginning of period	$31,790	$27,663	$21,734
Originations	527,765	455,710	368,031
Repayments	(498,638)	(433,715)	(347,094)
Charge-offs	(21,261)	(18,996)	(15,295)
Recoveries	80	1,128	287

Gross loans receivable, end of period	39,736	$31,790	$27,663
Allowance for losses on loans receivable	(13,073)	(11,003)	(10,616)

Loans receivable, net of allowance	$26,663	$20,787	$17,047

Allowance for losses on loans receivable:
Beginning of period	$11,003	$10,616	$8,734
Provision for loan losses	23,992	18,255	(16,890)
Katrina-related loan loss provision adjustment	(741)	—	—
Charge-offs	(21,261)	(18,996)	(15,295)
Recoveries	80	1,128	287

End of period	$13,073	$11,003	$10,616

Net loan charge-offs as a percent of matured loan volume (1)	4.1%	3.9%	4.1%
Allowance as a percent of gross loans receivable	32.9%	34.6%	38.3%

(1)	Matured loan volume represents all loans which became due and payable during the reporting period.
     All loans not paid on the due date are considered delinquent. Even when payments are subsequently received for delinquent loans, no additional interest is accrued on those loans. Our policy is to charge off all ACE loans that are 180 days or more past due. The following table provides loans past due (non-accrual) and loans ninety days or more past due at each balance sheet date:

	Year Ended June 30,
	2006	2005	2004
	(dollars in thousands)
ACE Loans:
Gross loans receivable, end of period	$39,736	$31,790	$27,663

Loans past due < 90 days	$9,321	$7,065	$6,261

Percentage of gross loans receivable	23.5%	22.2%	22.6%

Loans past due > 90 days	$4,823	$3,927	$3,653

Percentage of gross loans receivable	12.1%	12.4%	13.2%
Off-Balance Sheet Arrangement with Third-party Lenders
     We have been a party to marketing and servicing agreements with two banks, Republic Bank and First Bank of Delaware. Under these agreements, we have provided various services to the banks in connection with our marketing and servicing of their loans in exchange for marketing and servicing fees equal to a portion of the interest charged by the banks based on loan volume. These services include advertising, application processing and collecting payments from bank customers.
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
     True Financial began offering CSO loans in our company-owned Texas stores on March 1, 2006, and as of June 30, 2006, it was being offered in 384 of our company-owned Texas stores. As of June 30, 2006, First Bank of Delaware was offering loans in 63 of our company-owned stores in Arkansas and Pennsylvania. Approximately $19.2 million, or 7%, of our total revenues in the year ended June 30, 2006 were fees paid to us by Republic Bank and First Bank of Delaware. Approximately $12.1 million, or 4%, of our total revenues in the year ended June 30, 2006 were fees paid to us related to the CSO loan product.
     Although we offer these third-party loans in our stores, each lender is responsible for reviewing each loan application and determining whether such application is approved for a loan. We are not involved in the loan approval process, including with respect to determining the loan approval procedures or criteria, nor do we acquire or own any participation interest in these loans. Consequently, these third-party loans are not included in our loan portfolio or in our loans receivable and loans are not reflected on our balance sheet. Under our agreements with the lenders, however, we are obligated to reimburse them by paying them an amount equal to the net amount charged off by each lender regarding their loans made in our stores. Therefore, we could be obligated to pay each lender for loan losses in an amount up to the total outstanding amount of third-party loans recorded on their financial statements, and with respect to CSO loans, also obligated to pay a portion of any insufficient funds fees assessed by the lender. As of June 30, 2006, our potential obligation to each lender is as follows:

As of June 30,
2006
(in millions)
Republic Bank	$0.5
First Bank of Delaware	$1.1
True Financial	$12.0
     Because of our economic exposure for losses related to the third-party loans, we have established a payable to reflect our anticipated losses related to uncollected third-party loans that are 180 days or more past due. We believe that the loss experience with our third-party lenders’ loans will be similar to the loss experience with ACE loans because the loan products are similar in amount and credit quality. Accordingly, the payable for amounts due to the third-party lenders for losses regarding their loans has been established using the same methodology discussed in “- ACE Loan Portfolio” above. We cannot assure you, however, that our estimates will be accurate, and if the third-party lender loan losses are materially greater than our recorded amount payable, our financial condition could be materially adversely affected.

     An analysis of the loan losses payable related to Republic Bank’s gross loans receivable (which are not included in our balance sheet) is as follows:

	Year Ended June 30,
	2006		2005	2004
	(in thousands)
Republic Bank Loans:
Gross loans receivable on Republic Bank’s financial statements, beginning of period	$10,713		$9,434	$10,356
Originations	68,951		184,646	159,692
Repayments	(70,132)		(174,997)	(154,084)
Charge-offs	(9,051)		(8,755)	(6,545)
Recoveries	—		385	15

Gross loans receivable on Republic Bank’s financial statements, end of period (1)	481		10,713	9,434
Loan losses paid to Republic Bank for loans less than 180 days delinquent	1,525		3,352	2,976

Gross bank loans receivable	$2,006		$14,065	$12,410

Liability for loan losses payable to Republic Bank, beginning of period	$4,030		$3,714	$2,854
Provision for loan losses payable to Republic Bank	5,807		8,686	7,390
Charge-offs	(9,051)		(8,755)	(6,545)
Recoveries	—		385	15

Liability for loan losses payable to Republic Bank, end of period	$786		$4,030	$3,714

Net loan charge-offs as a percent of matured loan volume (2)	12.1	% (3)	4.6%	4.2%
Liability as a percent of gross receivable	39.2%		28.7%	29.9%

(1)	Republic Bank loans are not carried on our balance sheet.

(2)	Matured loan volume represents all loans which became due and payable during the reporting period.

(3)	Net loan charge-off percentage increased due to discontinuation of Republic Bank loan product offering in Texas in February 2006.
     Our relationships with First Bank of Delaware and True Financial began during fiscal 2006. An analysis of the loan losses payable related to First Bank of Delaware’s gross loans receivable and True Financial’s gross loans receivable, both of which are not included in our balance sheet, is as follows:

	Year Ended June 30, 2006
	First Bank of	True
	Delaware	Financial
	(in thousands)
First Bank of Delaware/True Financial (CSO) Loans:
Gross loans receivable, beginning of period	$—	$—
Originations	21,739	66,932
Repayments	(19,447)	(54,913)
Charge-offs	(1,242)	—
Recoveries	—	—

Gross loans receivable on third-party lender’s financial statements, end of period (1)	1,050	12,019
Loan losses paid to third-party lender for loans less than 180 days delinquent	922	3,146

Gross loans receivable	$1,972	$15,165

Liability for loan losses payable to third-party lenders, beginning of period	$—	$—
Provision for loan losses payable	2,823	2,665
Charge-offs	(1,242)	—
Recoveries	—	—

Liability for loan losses payable to third-party lenders, end of period	$1,581	$2,665

Net loan charge-offs as a percent of matured loan volume (2)	1.7%	—%
Liability as a percent of gross receivable	80.2%	17.6%

(1)	First Bank of Delaware loans and True Financial loans are not carried on our balance sheet.

(2)	Matured loan volume represents all loans which became due and payable during the reporting period.

     All loans not paid on the due date are considered delinquent, and no additional interest accrues after loan maturity. Third-party loans past due (non-accrual) and third-party loans ninety days or more past due at each date presented are as follows:

				First
				Bank of	True
	Republic Bank			Delaware	Financial
	As of June 30,
	2006	2005	2004	2006	2006
	(in thousands, except percentages)
Gross third-party loans receivables, end of period	$2,006	$14,065	$12,410	$1,972	$15,165

Loans past due < 90 days	$289	$2,365	$2,776	$377	$4,966

Percentage of gross loans receivable	14.4%	16.8%	22.3%	19.1%	32.7%

Loans past due > 90 days	$1,333	$2,522	$1,509	593	164

Percentage of gross loans receivable	66.5%	17.9%	12.2%	30.1%	1.1%
Loan Collection Trends
     We evaluate our loan collection trends on a combined loan portfolio basis. The schedule below indicates the progression of receipts or collections of each “quarterly portfolio” of loans, consisting of ACE loans, Republic Bank loans, First Bank of Delaware loans and CSO loans. In this case, a “quarterly portfolio” consists of all of the ACE loans, Republic Bank loans, First Bank of Delaware loans, and CSO loans that matured in a particular fiscal quarter. We can track the payment rates at different points of time for each quarterly portfolio.
     We established the following collection targets regarding each quarterly portfolio for fiscal 2006:
•	Receive or collect 91.5% (or 93.0% in our third fiscal quarter) of the total volume, or principal amount of loans maturing in any particular fiscal quarter by the end of the current quarter.

•	Receive or collect a cumulative 93.2% (or 94.8% in our third fiscal quarter) by 90 days out.

•	Receive or collect a cumulative 94.8% (or 95.7% in our third fiscal quarter) by 180 days out.
     Loans are charged-off when they become delinquent for 180 days. The assumed higher rate of payment in our third fiscal quarter is a result of improved collections during the annual tax season because of the borrowers’ receipt of tax refunds.
Collection Progression for Quarterly Loan Portfolios

	Collection Percentage
		Actual
Days Following Quarter	Target	Fiscal 2006	Fiscal 2005	Fiscal 2004
	First Quarter

Current	91.5%	92.1%	92.6%	92.7%
90	93.2%	93.9%	94.3%	94.9%
180	94.8%	94.5%	94.6%	95.1%

	Second Quarter

Current	91.5%	92.8%	93.1%	93.8%
90	93.2%	94.7%	95.4%	95.7%
180	94.8%	95.2%	95.8%	95.8%

	Third Quarter

Current	93.0%	95.1%	94.7%	94.7%
90	94.8%	95.9%	96.1%	96.0%
180	95.7%		96.5%	96.1%

	Fourth Quarter

Current	91.5%	92.1%	92.7%	93.2%
90	93.2%		94.4%	94.6%
180	94.8%		94.9%	94.9%

Liquidity and Capital Resources
Cash Flows from Operating Activities
     During fiscal 2006, 2005 and 2004, we had net cash provided by operating activities of $47.2 million, $35.8 million, and $23.2 million, respectively. The increase in cash flows provided from operating activities in fiscal 2006 compared to fiscal 2005 was due to performance improvements in our operations and to growth in the both the loan and bill pay products.
     During fiscal 2006, 2005 and 2004, we recognized $3.1 million, $3.5 million, and $2.0 million, respectively, in deferred revenue related to franchise fees, and money order and MoneyGram incentive bonuses. The MoneyGram Agreement provides incentive bonuses for opening new locations at which MoneyGram services are offered as well as certain other performance incentives. Incentive bonuses are recognized as revenue over the term of the agreement. (See “Business – Relationships with the Money Order and MoneyGram Suppliers.”)
Cash Flows from Investing Activities
     During fiscal 2006, 2005 and 2004, we used $18.1 million, $19.0 million, and $7.4 million, respectively, for purchases of property and equipment related principally to new store openings and remodeling existing stores. Expenditures related to acquisitions were $20.2 million, $19.1 million, and $6.9 million, for the fiscal years ended June 30, 2006, 2005, and 2004, respectively. During the second quarter of fiscal 2006, we acquired 107 stores in a single acquisition from Popular Cash Express, Inc. for a purchase price of $33.6 million, of which $19.4 million was evidenced by a series of convertible promissory subordinated notes, with the remaining balance paid in cash.
Cash Flows from Financing Activities
     Net cash provided by financing activities for year ended June 30, 2006 was $34.4 million and net cash used by financing activities for year ended June 30, 2005 was $11.4 million, and net cash provided by financing activities for the year ended June 30, 2004 was $6.0 million. Our revolving advance balance increased $34.0 million from June 30, 2005 due to the cost of new store construction and store acquisitions and the additional funds required to operate the increased number of stores, along with the increased store cash requirements related to the month ending on a Friday. Our average revolver balance for the year ended June 30, 2006 of $63.3 million increased $8.5 million from an average revolver balance for the year ended June 30, 2005 of $54.8 million. Gross borrowings related to store acquisition notes payable were $0.6 million. Proceeds from the exercise of restricted stock and stock options were $0.6 million for the year ended June 30, 2006.
Contractual Commitments
     The table below summarizes our cash obligations for certain leases and acquisition notes payable outstanding as of June 30, 2006:

	Payments Due by June 30,
						2011 and
	Total	2007	2008	2009	2010	thereafter
	(in thousands)
Operating leases	$98,570	$30,315	$23,444	$16,841	$11,620	$16,350
Convertible note payable	19,400	—	—	—	—	19,400
Acquisition notes payable	623	338	272	13	—	—

Total	$118,593	$30,653	$23,716	$16,854	$11,620	$35,750

     As part of our growth strategy, we intend to open new stores in existing and new markets. During fiscal 2006, we opened 101 company-owned stores, including 50 ACE Cash Advance stores. We expect to open approximately 100 to 125 new ACE Cash Express stores and ACE Cash Advance stores, resulting in a net gain of approximately 70 to 100 company-owned stores, in fiscal 2007.
     The capital cost of opening a new ACE Cash Express store varies depending on the size and type of store, but is typically in the range of $65,000 to $85,000, before the MoneyGram incentive. This capital cost includes leasehold improvements, signage, computer equipment and security systems. MoneyGram pays us an incentive for each new ACE Cash Express company-owned location opened, which is accounted for as deferred revenue that is recognized over the remaining life of our contract with MoneyGram. During fiscal 2006, we opened 51 ACE Cash Express stores. In addition, the typical store requires working capital of $80,000 to $100,000 to fund operating cash and the store’s loan portfolio.
     The capital cost of opening an ACE Cash Advance store is typically in the range of $35,000 to $45,000, and includes leasehold improvements, signage, computer equipment and security systems. A mature ACE Cash Advance store requires working capital of $70,000 to $100,000. During fiscal 2006, we opened 50 ACE Cash Advance stores.
     For fiscal 2006, we spent $18.1 million on capital expenditures excluding acquisitions. Our total capital expenditures, excluding acquisitions, are anticipated to be approximately $13 million during fiscal 2007, in connection with the opening new stores, the relocation or remodeling of certain existing stores, maintenance, and ongoing upgrades of our information system. The actual amount of capital expenditures will depend in part on the number of new stores opened, the number of stores acquired, and the number of existing stores that are relocated or remodeled. We believe that our existing resources, anticipated cash flows from operations, and credit facilities will be sufficient to finance its anticipated capital expenditures and operational requirements during fiscal 2007. The 100 to 125 new ACE Cash Express stores and ACE Cash Advance stores, after closings and dispositions, will require approximately $10.0 million of working capital to fund operating cash and additions to our loan portfolio.
Existing Credit Facilities
     On February 28, 2006, we entered into a Second Amendment to amend our existing First Amended and Restated Credit Agreement dated as of July 30, 2004, as amended, with a syndicate of bank lenders led by Wells Fargo Bank, National Association, as administrative agent for itself and the other lenders thereunder.
     The existing credit agreement provides two revolving line-of-credit facilities that expire December 31, 2010:
•	a $200 million primary revolving credit facility that is available throughout the term of the credit agreement, which permits us to request an increase in this facility of up to $25 million during the term of the credit agreement; and

•	a $75 million seasonal revolving credit facility that is available during each calendar-year-end holiday and tax season (i.e., January 1 through March 15) during the term of the credit agreement.
The outstanding balance as of June 30, 2006 was $77.3 million, with an available balance on the primary revolving credit facility of $122.7 million. The seasonal revolving credit facility of $75 million is only available during tax season.
     The revolving line-of-credit facilities include, subject to certain conditions, a letter-of-credit facility from Wells Fargo Bank of up to $10 million.
     Borrowings under the credit agreement bear interest at a variable annual rate equal to, at our discretion, either:
•	The sum of (a) the greatest of (i) the prime rate publicly announced by Wells Fargo Bank, (ii) one percent plus the rate of interest on the secondary market for three-month certificates of deposit reported by the Board of Governors of the Federal Reserve System (the “Board of Governors”), multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for new negotiable nonpersonal time deposits in dollars of over $100,000 with maturities of approximately three months plus the annual assessment rate that is payable by a member of the Bank Insurance Fund classified as “well capitalized,” and (iii) the federal funds rate plus 0.5%; plus (b) a margin that varies from 0.75% to 1.75% per annum based on our debt-to-EBITDA ratio. (For this ratio, “EBITDA” is our earnings before interest, taxes, depreciation, and amortization.) This interest rate adjusts on a daily basis.

•	The sum of (a) the London Interbank Offered Rate (“LIBOR”) for (at our discretion) one-, two-, three- or six-month maturities, multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for Eurocurrency funding, plus (b) a margin that varies from 1.75% to 2.75% per annum based on our debt-to-EBITDA ratio. This interest rate adjusts, at our discretion, at one-, two-, three-, or six-month intervals, in accordance with the corresponding LIBOR.

•	The sum of (a) LIBOR for one-month maturities, plus (b) a margin that varies from 1.75% to 2.75% per annum based on our debt-to-EBITDA ratio. This interest rate adjusts on a daily basis.
     We selected the third alternative described above as the annual interest rate for our borrowings under the credit agreement, and as of June 30, 2006, that interest rate was 7.375% (calculated using LIBOR plus 2.00%). Upon an event of default under the existing credit agreement, the applicable annual interest rate is increased by three hundred basis points.
     Interest on the outstanding principal amount borrowed under the existing credit agreement is payable monthly. The outstanding principal amount borrowed and all interest accrued under the primary revolving line-of-credit facility is payable on December 31, 2010. The outstanding principal amount and all interest accrued under the seasonal revolving line-of-credit facility is payable on March 15 of each year. At the end of each fiscal quarter, we must pay the lenders a commitment fee equal to 0.375% per annum of the average daily unused portion of the credit available under the existing credit agreement (which is the unused portion of the $200 million throughout the year and the unused portion of the $75 million seasonal facility from January 1 through March 15 each year). We must also pay Wells Fargo Bank an annual agency fee of $65,000 in advance on each July 30. We paid $0.8 million in arrangement fees and up-front fees relating to the existing credit agreement. We may (a) at any time reduce, in whole or in part (in $5 million increments), the available amount of the credit facilities provided in the existing credit agreement and (b) subject to certain conditions, prepay, in whole or in part, the revolving credit facilities provided by the existing credit agreement without penalty or premium.
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
     We are subject to various restrictive covenants stated in the existing credit agreement. Those restrictive covenants, which are typical of those found in credit agreements of these types, include restrictions on the incurrence of indebtedness from other sources, restrictions on advances to or investments in other persons or entities, restrictions on the payment of dividends to shareholders and on the repurchase of shares, and the requirement that various financial ratios be maintained. Certain of the covenants in the existing credit agreement require us:
•	to limit any single acquisition of assets or capital stock of an entity in the retail financial services business to a purchase price of no more than $10 million and to assets or entities that have a positive cash flow for the 12 months preceding such acquisition, unless otherwise agreed upon by the lenders;

•	to reduce our risk of increases in interest rates by entering into one or more interest-rate swap agreements to convert to fixed-rate obligations our floating- or variable-rate interest obligations with respect to the lesser of (a) $30 million and (b) 50% of the average amount of the unpaid loans outstanding during the prior month; and

•	to maintain the following financial coverage ratios:
-	our consolidated net worth at any time cannot be less than $175.5 million plus 75% of all net income earned in a calendar quarter, without deduction for any quarterly losses, plus 100% of the proceeds of any equity offering;

-	At the end of any fiscal quarter, our debt-to-EBITDA ratio cannot be more than 2.75-to-1.00 through December 31, 2005 and 2.50-to-1.00 thereafter; and

-	at the end of each fiscal quarter, our cash flow coverage ratio cannot be less than 1.25-to-1.00.
     As of June 30, 2006, we were in compliance with all of our covenants under the existing credit facilities. The payment and performance of our obligations under the existing credit agreement and the documents ancillary thereto are secured by liens on all or substantially all of our and its subsidiaries’ (other than Ace Funding, LLC’s) assets. All of our subsidiaries (other than Ace Funding, LLC) guaranteed our obligations under the existing credit agreement. The collateral arrangements entered into by us and our guarantor subsidiaries are substantially similar for each of Wells Fargo Bank, as administrative agent for the lenders, and MoneyGram Payment Systems, Inc., which has a subordinate lien to secure the payment and performance of our obligations under the money order agreement and under the MoneyGram Agreement. We and all of our secured creditors or agents for them entered into a First Amended and Restated Intercreditor Agreement dated as of July 30, 2004 that includes agreements regarding the priority of distributions to the lenders and MoneyGram upon foreclosure and liquidation of the collateral subject to the security agreements executed by us and our guarantor subsidiaries and certain other intercreditor arrangements. This intercreditor agreement replaced the Intercreditor Agreement dated as of March 31, 2003, as amended, that was in effect with our prior credit agreement.

Previous Credit Facilities
     From July 30, 2004 until February 28, 2006, (when we entered into the second amendment described above), we were a party to the First Amended and Restated credit agreement with a syndicate of banks led by Wells Fargo Bank Texas, National Association as administrative agent for itself and other lenders. This credit agreement, which amended and restated the credit agreement that we originally entered into on March 31, 2003 and that was effective (as amended) throughout fiscal 2004, provided for the following two revolving line-of-credit facilities that were to expire on June 30, 2008:
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
     Borrowings under the credit agreement bear interest at a variable annual rate equal to, at our discretion, either:
•	The sum of (a) the greatest of (i) the prime rate publicly announced by Wells Fargo Bank, (ii) one percent plus the rate of interest on the secondary market for three-month certificates of deposit reported by the Board of Governors of the Federal Reserve System (the “Board of Governors”), multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for new negotiable nonpersonal time deposits in dollars of over $100,000 with maturities of approximately three months plus the annual assessment rate that is payable by a member of the Bank Insurance Fund classified as “well capitalized,” and (iii) the federal funds rate plus 0.5%; plus (b) a margin that varies from 1.25% to 2.25% per annum based on our debt-to-EBITDA ratio. (For this ratio, “EBITDA” is our earnings before interest, taxes, depreciation, and amortization.) This interest rate adjusts on a daily basis.

•	The sum of (a) the London Interbank Offered Rate (“LIBOR”) for (at our discretion) one-, two-, three- or six-month maturities, multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for Eurocurrency funding, plus (b) a margin that varies from 2.25% to 3.25% per annum based on our debt-to-EBITDA ratio. This interest rate adjusts, at our discretion, at one-, two-, three-, or six-month intervals, in accordance with the corresponding LIBOR.

•	The sum of (a) LIBOR for one-month maturities, plus (b) a margin that varies from 2.25% to 3.25% per annum based on our debt-to-EBITDA ratio. This interest rate adjusts on a daily basis.
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
     On April 23, 2003, we entered into an interest-rate swap agreement with JP Morgan Chase Bank, regarding a notional amount of $60 million, associated with the revolving advance facility under our bank credit agreement, to be effective until March 31, 2006. On May 31, 2004, the notional amount was reduced from $60 million to $30 million and increased to $45 million on January 1, 2005. On April 29, 2005, the interest-rate swap agreement was amended to reduce the notional amount to $35 million and extend the effective date from March 31, 2006 to September 29, 2006. The fixed rate effective on June 30, 2006, prior to adding the applicable margin, was 4.263%.
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
Self-Service Machine Funding Arrangements
     We placed 128 and 130 of our self-service check cashing machines in certain retail offices of H&R Block Tax Services, Inc. (“H&R Block”) during the 2006 and 2005 tax seasons, respectively. The self-service machines were made available to cash only tax refund anticipation loan checks of H&R Block customers. H&R Block was entitled to a portion of the tax fees collected varying by level of fees collected.
     During fiscal 2006 and fiscal 2005, we utilized the DZ Bank funding of $190 million for the self-service machines placed in the H&R Block retail offices through an arrangement with Ace Funding LLC, our wholly owned subsidiary, as borrower, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, a German bank, as arranger and liquidity agent, and Autobahn Funding Company LLC, as lender. For financial reporting purposes, Ace Funding is our consolidated subsidiary and all borrowings by Ace Funding under this arrangement, all amounts paid by Ace Funding under this arrangement and all check cashing fees received by us from the self-service machines subject to this arrangement are reflected in our consolidated financial statements. All borrowings under this arrangement for the 2006 and 2005 tax seasons were repaid in full by March 31st of each tax season.
     For the year ended June 30, 2006, we recorded approximately $3.1 million of revenue and a pre-tax loss of approximately $0.3 million and for the year ended June 30, 2005, we recorded approximately $3.5 million of revenue and pre-tax income of approximately $0.2 million related to these self-service machines. During the third quarter of fiscal 2006, we decided to discontinue operating self-service machines at H&R Block locations during the 2007 tax season. As a result, during the three months ended March 31, 2006, we recorded expense of $0.8 million associated with the early extinguishment of the DZ bank facility ($0.7 million), which was used to fund the self-service machine operations, and the termination of the self-service machine lease agreements ($0.1 million).
Effects of Financing Arrangements
     We believe that our long-term credit facilities under the existing credit agreement and our anticipated cash flows from operations will provide adequate working capital for our operations. Although the credit agreement places restrictions on capital expenditures and acquisitions, we believe that these restrictions do not prohibit us from pursuing our growth strategy as currently planned.
Stock Repurchase Program
     In fiscal 2000, our board of directors authorized up to $5 million for the repurchase of shares of our Common Stock in the open market or in negotiated transactions. No additional shares have been repurchased since fiscal 2001.
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
Litigation Expenses
     We have been required in the past to defend ourselves and, in some matters, our directors, officers and others in various lawsuits and state regulatory proceedings regarding our current and past loan-related activities. We incurred significant legal expenses in conducting those defenses. In accordance with our bylaws, we paid the expenses of defense for our directors, officers and other employees named as additional defendants in these lawsuits.
Seasonality
     Our business is seasonal to the extent of the impact of cashing tax refund checks and tax refund anticipation loan checks. The impact of these services is in the third and fourth quarters of our fiscal year. Our loan business declines slightly in the third fiscal quarter as a result of the customers’ receipt of tax refund checks and tax refund anticipation loans.
Impact of Inflation
     We believe that our results of operations are not impacted by fluctuations in inflation.

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
     The fair value of our existing interest-rate swaps was $0.4 million as of June 30, 2006. The associated underlying debt has equaled or exceeded the notional amount for each swap throughout the existence of the swap, and we anticipate that it will continue to do so. Each existing swap is based on the same index as, and repriced on a consistent basis with its corresponding underlying debt.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Part IV, Item 15(a)(1) for information required for this item.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the year ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as of June 30, 2006 and 2005. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of June 30, 2006 and 2005 is effective.
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
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 and 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report appearing on page 60, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 and 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of Ace Cash Express, Inc.
We have audited the accompanying consolidated balance sheets of Ace Cash Express, Inc. (a Texas corporation) and Subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ace Cash Express, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ace Cash Express, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 29, 2006, expressed an unqualified opinion on management’s assessment that Ace Cash Express, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2006, was effective based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and an unqualified opinion on the effectiveness of Ace Cash Express, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO).
Dallas, Texas
August 29, 2006

ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this item is incorporated herein by reference from the information provided under the caption “Directors and Executive Officers” in our definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our Annual Meeting of Shareholders (“our 2006 Proxy Statement”). Registrant has adopted a code of ethics that applies to the principal executive officer, principal financial officer, and principal accounting officer or controller or person performing similar functions.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item is incorporated herein by reference from the information provided under the captions “Executive Compensation” and “Stock Performance Chart” in our 2006 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item is incorporated by reference from the information provided under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2006 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this item is incorporated by reference from the information provided under the caption “Directors and Executive Officers Certain Relationships” in our 2006 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item is incorporated by reference from the information provided under the caption “Relationships with Independent Certified Public Accountants” in our 2006 Proxy Statement.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:

(3) Exhibits.

Exhibit Number	Exhibits

3.1	Restated Articles of Incorporation of the Company, as amended through January 31, 1998. (Included as Exhibit 3.6 to the Company’s Form 10-Q for the quarter ended December 31, 1997 (Commission File Number 0-20774) and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of the Company, as amended through January 31, 1998. (Included as Exhibit 3.7 to the Company’s Form 10-Q for the quarter ended December 31, 1997 (Commission File Number 0-20774) and incorporated herein by reference.)

3.3	Certificate of Amendment to the Company’s Bylaws dated January 3, 2000. (Included as Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.)

4.1	Form of Certificate representing shares of Registrant’s Common Stock. (Included as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 33-53286) and incorporated herein by reference.)

10.1	Lease Agreement dated October 1, 1987, between the Company and Greenway Tower Joint Venture, as amended by First Amendment to Lease Agreement dated April 29, 1988, Second Amendment to Lease Agreement dated August 24, 1988, Third Amendment to Lease Agreement dated December 29, 1988 and Fourth Amendment to Lease Agreement dated January 29, 1991. (Included as Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No 33-53286) and incorporated herein by reference.)

10.2	Fifth Amendment to Lease Agreement dated June 13, 1994, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.10 to the Company’s Form 10-K for the fiscal year ended June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.)

10.3	Ace Cash Express, Inc. 401(k) Profit Sharing Plan, adopted July 1, 1994. (Included as Exhibit 10.13 to the Company’s Form 10-K for the fiscal year ended June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.) #

10.4	Ace Cash Express, Inc. Deferred Compensation Plan, adopted July 1, 1994. (Included as Exhibit 10.14 to the Company’s Form 10-K for the fiscal year ended June 30, 1994 (Commission File Number 0-20774) and incorporated herein by reference.) #

10.5	Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan dated March 27, 1995. (Included as Exhibit 10.19 to the Company’s Form 10-K for the fiscal year ended June 30, 1995 (Commission File Number 0-20774) and incorporated herein by reference.) #

10.6	Sixth Amendment to Lease Agreement dated February 1, 1996, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.25 to the Company’s Form 10-Q for the quarter ended March 31, 1996 (Commission File Number 0-20774) and incorporated herein by reference.)

10.7	Amendment No.1 to the Ace Cash Express 401K Profit Sharing Plan effective January 1, 1998. (Included as Exhibit 10.33 to the Company’s Form 10-Q for the quarter ended March 31, 1998 (Commission File Number 0-20774) and incorporated herein by reference.) #

10.8	Amendment No. 1 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.34 to the Company’s Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.9	Amendment No. 2 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.35 to the Company’s Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.10	Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit A to the Company’s Proxy Statement for the 1997 Annual Meeting of Shareholders, filed on Form DEF 14A on October 20, 1997 (Commission File No. 0-20774), and incorporated herein by reference.) #

Exhibit Number	Exhibits

10.11	Amendment No. 1 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.37 to the Company’s Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.12	Money Order Agreement dated as of April 16, 1998, but effective as of December 16, 1998, between the Company and Travelers Express Company, Inc. (Included as Exhibit 10.39 to the Company’s Form 10-K for the fiscal year ended June 30, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) †

10.13	Amendment No. 3 to Ace Cash Express, Inc. Non-Employee Directors Stock Option Plan. (Included as Exhibit 10.44 to the Company’s Form 10-Q for the quarter ended December 31, 1998 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.14	Amendment No. 2 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.45 to the Company’s Form 10-Q for the quarter ended December 31, 1999 (Commission File Number 0-20774) and incorporated herein by reference.) #

10.15	Money Transfer Agreement dated as of June 30, 2000, among the Company, Travelers Express Company, Inc., and MoneyGram Payment Systems, Inc. (Included as Exhibit 10.48 to the Company’s Form 10-K for the fiscal year ended June 30, 2000 (Commission File No. 0-20774) and incorporated herein by reference.) †

10.16	Amendment No. 3 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.50 to the Company’s Form 10-Q for the quarter ended December 31, 2000 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.17	Change-in-Control Executive Severance Agreement dated as of May 15, 2001, between the Company and Barry M. Barron. (Included as Exhibit 10.56 to the Company’s Form 10-K for the fiscal year ended June 30, 2001 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.18	Separation Agreement dated as of February 28, 2002, between the Company and R. Edward McCarty. (Included as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2002 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.19	Consulting Agreement dated as of February 28, 2002, between the Company and R. Edward McCarty. (Included as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2002 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.20	Seventh Amendment to Lease Agreement dated December 20, 2000, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.66 to the Company’s Form 10-K for the fiscal year ended June 30, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)

10.21	Eighth Amendment to Lease Agreement dated May 10, 2001, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.67 to the Company’s Form 10-K for the fiscal year ended June 30, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)

10.22	Ace Cash Express, Inc. Executive Non-Qualified Excess Plan Adoption Agreement with the First Amendment to the Ace Cash Express, Inc. Executive Non-Qualified Excess Plan, dated as of October 1, 2001. (Included as Exhibit 10.68 to the Company’s Form 10-K for the fiscal year ended June 30, 2002 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.23	Stipulation and Consent to the Issuance of a Consent Order between Ace Cash Express, Inc. and the Office of the Comptroller of the Currency dated October 25, 2002. (Included as Exhibit 10.1 to the Company’s Form 8-K filed on November 5, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)

10.24	Consent Order issued by the Office of the Comptroller of the Currency In the Matter of Ace Cash Express, Inc., Irving, Texas, as Agent and Bank Service Provider for Goleta National Bank, Goleta, California, dated October 25, 2002. (Included as Exhibit 10.2 to the Company’s Form 8-K filed on November 5, 2002 (Commission File No. 0-20774) and incorporated herein by reference.)

10.25	Amendment No. 4 to Ace Cash Express, Inc. 1997 Stock Option Plan. (Included as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2002 (Commission File No. 0-20774) and incorporated herein by reference.) #

Exhibit Number	Exhibits

10.26	License Agreement dated November 22, 2000, with Addendum No. 1 thereto dated as of May 31, 2001, by and between H&R Block Tax Services, Inc. and the Company. (Included as Exhibit 10.1 to the Company’s Form 8-K filed on January 21, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) †

10.27	Loan and Servicing Agreement dated as of December 18, 2002, among Ace Funding LLC, the Company, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, together with the material Schedules, Exhibits and Annexes thereto (Included as Exhibit 10.3 to the Company’s Form 8-K filed on January 21, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) †

10.28	Marketing and Servicing Agreement dated as of October 21, 2002, with First Amendment to Marketing and Servicing Agreement dated as of January 28, 2003, between Republic Bank & Trust Company and the Company. (Included as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) †

10.29	Restricted Stock Agreement dated January 28, 2003 between the Company and Barry M. Barron. (Included as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.30	Restricted Stock Agreement dated July 2, 2003 between the Company and Jay B. Shipowitz. (Included as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.31	Restricted Stock Agreement dated July 2, 2003 between the Company and Barry M. Barron. (Included as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended September 30, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.32	Restricted Stock Agreement dated October 30, 2003, between the Company and William S. McCalmont. (Included as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.33	Change-in-Control Executive Severance Agreement executed December 5, 2003, but effective as of August 5, 2003, between the Company and William S. McCalmont. (Included as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.34	Amendment Number One to Money Order Agreement dated as of February 18, 1999, between the Company and Travelers Express Company, Inc. (Included as Exhibit 10.1 to the Company’s Form 8-K filed on November 4, 2003 (Commission File No. 0-20774) and incorporated herein by reference.)

10.35	Amendment No. 2 to Money Order Agreement dated as of October 29, 2003, between the Company and Travelers Express Company, Inc. (Included as Exhibit 10.2 to the Company’s Form 8-K filed on November 4, 2003 (Commission File No. 0-20774) and incorporated herein by reference.) †

10.36	Cash Services Agreement dated as of December 30, 2003, by and between the Company and Texas Capital Bank, National Association, together with the material Exhibits and Annexes thereto. (Included as Exhibit 10.1 to the Company’s Form 8-K filed on January 14, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) †

10.37	First Amendment dated as of December 22, 2003, among Ace Funding LLC, the Company, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, together with the Schedules thereto. (Included as Exhibit 10.2 to the Company’s Form 8-K filed on January 14, 2004 (Commission File No. 0-20774) and incorporated herein by reference.)

10.38	First Amended and Restated Credit Agreement dated July 30, 2004, by and among the Company, Wells Fargo Bank, National Association, as administrative agent for the lenders, JPMorgan Chase Bank, J.P. Morgan Securities, Inc., U.S. Bank, National Association, Bank of America, N.A., Union Bank of California, N.A., Keybank National Association, and the lenders named in Schedule 2.01, together with the Exhibits and Schedules thereto. (Application for confidential treatment for a portion of the Schedules to this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit

Exhibit Number	Exhibits

10.1 to the Company’s Form 8-K filed on August 13, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) †

10.39	Executive Employment Agreement dated to be effective as of July 1, 2004, between the Company and Jay B. Shipowitz. (Included as Exhibit 10.1 to the Company’s Form 8-K filed on August 27, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.40	Restricted Stock Agreement dated to be effective as of July 1, 2004, between the Company and Jay B. Shipowitz. (Included as Exhibit 10.2 to the Company’s Form 8-K filed on August 27, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.41	Change-in-Control Executive Severance Agreement dated to be effective as of July 1, 2004, between the Company and Jay B. Shipowitz. (Included as Exhibit 10.3 to the Company’s Form 8-K filed on August 27, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.42	Employment Agreement dated to be effective as of July 1, 2004, between the Company and Donald H. Neustadt. (Included as Exhibit 10.4 to the Company’s Form 8-K filed on August 27, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.43	General Release and Covenant Not to Sue dated to be effective as of June 30, 2004 between the Company and Donald H. Neustadt. (Included as Exhibit 10.5 to the Company’s Form 8-K filed on August 27, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.44	Change-in-Control Executive Severance Agreement executed and effective on November 15, 2004 between the Company and Barry M. Barron and William S. McCalmont. (Included as Exhibits 10.1 and 10.2 to the Company’s Form 8-K filed on November 19, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) #

10.45	Second Amendment to the Marketing and Servicing Agreement dated as of September 30, 2003 between Republic Bank & Trust Company and Ace Cash Express, Inc. (Included as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2004 (Commission File No. 0-20774) and incorporated herein by reference.)

10.46	Second Amendment dated as of December 15, 2004, among Ace Funding LLC, ACE Cash Express, Inc., the Company, Autobahn Funding Company LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, and U.S. Bank National Association, together with the Schedules thereto. (Included as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2004 (Commission File No. 0-20774) and incorporated herein by reference.) †

10.47	Ninth Amendment to Lease Agreement dated October 21, 2003, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 0-20774) and incorporated herein by reference.)

10.48	Tenth Amendment to Lease Agreement dated July 26, 2004, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 0-20774) and incorporated herein by reference.)

10.49	Addendum No. 1 to Money Transfer Agreement dated as of October 31, 2003, between the Company and Travelers Express Company, Inc. (Included as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2005 (Commission File No. 0-20774) and incorporated herein by reference.)

10.50	Third Amendment to the Marketing and Services Agreement dated as of July 26, 2005, between Republic Bank & Trust Company and the Company. (Included as Exhibit 10.50 to the Company’s Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-20774) and incorporated herein by reference.)

10.51	Installment Loan Marketing and Servicing Agreement dated as of July 21, 2005, between First Bank of Delaware and the Company. (Application for confidential treatment for a portion of this document has been submitted to the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.) (Included as Exhibit 10.51 to the Company’s Form 10-K for the fiscal year ended June 30, 2005 (Commission File No. 0-20774) and incorporated herein by reference.)

Exhibit Number	Exhibits

10.52	Employment Separation Agreement dated as of June 30, 2005, between the Company and Donald H. Neustadt. (Included as Exhibit 10.1 to the Company’s Form 8-K filed July 6, 2005 (Commission File No. 020774) and incorporated herein by reference.)

10.53	Consulting Agreement dated to be effective as of July 1, 2005, between the Company and Donald H. Neustadt. (Included as Exhibit 10.2 to the Company’s Form 8-K filed July 6, 2005 (Commission File No. 020774) and incorporated herein by reference.)

10.54	Change-in-Control Executive Severance Agreement dated and effective July 26, 2005, between the Company and Allen J. Klose. (Included as Exhibit 10.1 to the Company’s Form 8-K filed July 27, 2005 (Commission File No. 020774) and incorporated herein by reference.)

10.55	Change-in-Control Executive Severance Agreement dated and effective July 26, 2005, between the Company and Joe B. Edwards. (Included as Exhibit 10.2 to the Company’s Form 8-K filed July 27, 2005 (Commission File No. 020774) and incorporated herein by reference.)

10.56	Change-in-Control Executive Severance Agreement dated and effective July 26, 2005, between the Company and Walter E. Evans. (Included as Exhibit 10.3 to the Company’s Form 8-K filed July 27, 2005 (Commission File No. 020774) and incorporated herein by reference.)

10.57	Form of Restricted Stock Agreement. (Included as Exhibit 10.2 to the Company’s Form 8-K filed October 3, 2005 (Commission File No. 020774) and incorporated herein by reference.)#

10.58	Ace Cash Express, Inc. Non-Employee Directors Stock Incentive Plan, dated August 23, 2005. (Included as Exhibit 10.1 to the Company’s Form 8-K filed November 16, 2005 (Commission File No. 020774) and incorporated herein by reference.)#

10.59	Asset Purchase Agreement dated September 21, 2005, by and between the Company, Popular Cash Express, Inc., Popular Cash Express — California, Inc. and Popular North America, Inc. (Included as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 0-20774) and incorporated herein by reference.)

10.60	Form of Convertible Promissory Note issuable to Popular Cash Express, Inc. (Included as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2005 (Commission File No. 0-20774) and incorporated herein by reference.)

10.61	Second Amendment to Asset Purchase Agreement dated November 22, 2005, by and between the Company, Popular Cash Express, Inc., Popular Cash Express — California, Inc. and Popular North America, Inc. (Included as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 31, 2005 (Commission File No. 0-20774) and incorporated herein by reference.)

10.62	Third Amendment dated as of December 27, 2005, among the Company, Ace Funding LLC, Autobahn Funding Company, LLC, DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main and U.S. Bank National Association. (Included as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended December 31, 2005 (Commission File No. 0-20774) and incorporated herein by reference.)

10.63	Form of Stock Option Agreement. (Included as Exhibit 10.1 to the Company’s Form 8-K filed December 5, 2005 (Commission File No. 020774) and incorporated herein by reference.)#

10.64	Form of Restricted Stock Agreement. (Included as Exhibit 10.2 to the Company’s Form 8-K filed December 5, 2005 (Commission File No. 020774) and incorporated herein by reference.)#

10.65	First Amendment to Credit Agreement dated as of January 19, 2006, among the Company, Wells Fargo Bank, National Association, as administrative agent for the lenders, JPMorgan Chase Bank, J.P. Morgan Securities, Inc., U.S. Bank, National Association, Bank of America, N.A., Union Bank of California, N.A., Keybank National Association, and the lenders named in Schedule 2.01(B). (Included as Exhibit 10.1 to the Company’s Form 8-K filed January 24, 2006 (Commission File No. 020774) and incorporated herein by reference.)

10.66	Amended and Restated Executive Employment Agreement dated as of January 23, 2006, between the Company and Jay B. Shipowitz. (Included as Exhibit 10.1 to the Company’s Form 8-K filed January 26, 2006 (Commission File No. 020774) and incorporated herein by reference.)

Exhibit Number	Exhibits

10.67	Change-in-Control Executive Severance Agreement dated and effective January 23, 2006 between the Company and Jay B. Shipowitz. (Included as Exhibit 10.2 to the Company’s Form 8-K filed January 26, 2006 (Commission File No. 020774) and incorporated herein by reference.)

10.68	Restricted Stock Agreement dated to be effective as of January 23, 2006 between the Company and Jay B. Shipowitz. (Included as Exhibit 10.3 to the Company’s Form 8-K filed January 26, 2006 (Commission File No. 020774) and incorporated herein by reference.)

10.69	Letter Agreement to Installment Loan Marketing and Servicing Agreement dated February 21, 2006 between the Company and First Bank of Delaware. (Included as Exhibit 10.1 to the Company’s Form 8-K filed February 27, 2006 (Commission File No. 020774) and incorporated herein by reference.)

10.70	Letter Agreement to Marketing and Servicing Agreement dated February 24, 2006, between the Company and Republic Bank & Trust Company. (Included as Exhibit 10.2 to the Company’s Form 8-K filed February 27, 2006 (Commission File No. 020774) and incorporated herein by reference.)

10.71	Second Amendment to Credit Agreement dated as of February 28, 2006, among the Company, Wells Fargo Bank, National Association, as administrative agent for the lenders, JPMorgan Chase Bank, J.P. Morgan Securities, Inc., U.S. Bank, National Association, Bank of America, N.A., Union Bank of California, N.A., Keybank National Association, and the lenders named in Schedule 2.01. (Included as Exhibit 10.1 to the Company’s Form 8-K filed March 2, 2006 (Commission File No. 020774) and incorporated herein by reference.)

10.72	Amendment No. 3 to Money Order Agreement dated February 28, 2006, between the Company and MoneyGram Payment Systems, Inc., as successor in interest to Travelers Express Company, Inc. (Included as Exhibit 10.2 to the Company’s Form 8-K filed March 2, 2006 (Commission File No. 020774) and incorporated herein by reference.)

10.73	Consulting Agreement dated as of May 10, 2006, between the Company and Raymond C. Hemmig. (Included as Exhibit 10.1 to the Company’s Form 8-K filed May 11, 2006 (Commission File No. 020774) and incorporated herein by reference.)

10.74	Agreement and Plan of Merger dated as of June 6, 2006, between the Company, Ace Holdings I, LLC and Ranger Merger Sub, Inc. (Included as Exhibit 10.1 to the Company’s Form 8-K filed June 7, 2006 (Commission File No. 020774) and incorporated herein by reference.)

10.75	Lease Agreement dated June 1, 2006, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.1 to the Company’s Form 8-K filed June 9, 2006 (Commission File No. 020774) and incorporated herein by reference.)

10.76	Lease Termination Agreement dated June 1, 2006, between the Company and Greenway Tower Joint Venture. (Included as Exhibit 10.2 to the Company’s Form 8-K filed June 9, 2006 (Commission File No. 020774) and incorporated herein by reference.)

10.77	Credit Services Agreement dated February 25, 2006, between the ACE Credit Services, LLC and True Financial Services, LP. (Included as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2006 (Commission File No. 0-20774) and incorporated herein by reference.)

10.78	Parent Guaranty dated March 1, 2006, in favor of True Financial Services, LP by the Company. (Included as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2006 (Commission File No. 0-20774) and incorporated herein by reference.)

10.79	Amendment to Installment Loan Marketing and Servicing Agreement dated as of July 28, 2006 between First Bank of Delaware and Ace Cash Express, Inc.*

21	Subsidiaries of the Company.*

23	Consent of Grant Thornton LLP.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit Number	Exhibits

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

#	Management contract or compensatory plan or arrangement

†	Confidential treatment for a portion of this exhibit has been granted by the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE CASH EXPRESS, INC.

By:	/s/ WILLIAM S. MCCALMONT

William S. McCalmont
Executive Vice President and
Chief Financial Officer

Date:	August 29, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature	Title	Date
/s/ RAYMOND C. HEMMIG Raymond C. Hemmig	Chairman of the Board, Director	August 29, 2006

/s/ JAY B. SHIPOWITZ Jay B. Shipowitz	President and Chief Executive Officer Director (Principal Executive Officer)	August 29, 2006

/s/ WILLIAM S. MCCALMONT William S. McCalmont	Executive Vice President and Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)	August 29, 2006

/s/ ROBERT P. ALLYN	Director	August 29, 2006
Robert P. Allyn

/s/ MATRICE ELLIS-KIRK	Director	August 29, 2006
Matrice Ellis-Kirk

/s/ JOSEPH M. HAGGAR, III	Director	August 29, 2006
Joseph M. Haggar, III

/s/ MARSHALL B. PAYNE	Director	August 29, 2006
Marshall B. Payne

/s/ MICHAEL S. RAWLINGS	Director	August 29, 2006
Michael S. Rawlings

/s/ EDWARD W. ROSE III	Director	August 29, 2006
Edward W. Rose III

/s/ CHARLES DANIEL YOST	Director	August 29, 2006
Charles Daniel Yost

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of Ace Cash Express, Inc.
We have audited the accompanying consolidated balance sheets of Ace Cash Express, Inc. (a Texas corporation) and Subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ace Cash Express, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ace Cash Express, Inc. and Subsidiaries’ internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2006, expressed an unqualified opinion on both management’s assessment of Ace Cash Express, Inc.’s internal control over financial reporting and on the effectiveness of Ace Cash Express, Inc.’s internal control.
/s/ GRANT THORNTON LLP
Dallas, Texas
August 29, 2006

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	June 30,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$152,652	$109,430
Accounts receivable, net	7,717	3,969
Loans receivable, net	26,663	20,787
Prepaid expenses, inventories and other current assets	14,047	13,685

Total Current Assets	201,079	147,871

Noncurrent Assets
Property and equipment, net	46,657	37,657
Covenants not to compete, net	2,088	1,668
Goodwill	134,377	98,702
Other assets	8,333	6,723

Total Assets	$392,534	$292,621

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Revolving advances	$77,300	$43,300
Accounts payable, accrued liabilities and other current liabilities	45,881	36,117
Money orders payable	10,594	4,867

Total Current Liabilities	133,775	84,284

Noncurrent Liabilities
Deferred income tax	5,388	4,302
Deferred revenue	3,202	3,271
Convertible notes payable	19,400	—
Other liabilities	4,972	4,079

Total Liabilities	166,737	95,936

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 14,244,419 and 13,912,045 shares issued and 14,033,019 and 13,700,645 shares outstanding, respectively	140	137
Additional paid-in capital	104,260	103,544
Retained earnings	123,853	98,836
Accumulated comprehensive income (loss)	251	(56)
Treasury stock, at cost, 211,400 shares	(2,707)	(2,707)
Unearned compensation – restricted stock	—	(3,069)

Total Shareholders’ Equity	225,797	196,685

Total Liabilities and Shareholders’ Equity	$392,534	$292,621

The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share amounts)

	Year Ended June 30,
	2006	2005	2004
Revenues	$309,909	$268,649	$246,659

Store expenses:
Salaries and benefits	77,044	65,293	59,593
Occupancy	42,629	34,768	30,563
Provision for loan losses and doubtful accounts	34,725	27,090	24,235
Depreciation	8,831	7,684	7,563
Hurricane Katrina related expenses	1,154	—	—
Other	43,777	38,398	40,066

Total store expenses	208,160	173,233	162,020

Gross margin	101,749	95,416	84,639

Region expenses	25,807	22,971	19,251
Headquarters expenses	22,441	19,245	18,681
Franchise expenses	1,230	1,227	1,196
Other depreciation and amortization	3,663	3,094	3,893
Interest expense, net	6,872	4,880	10,231
Loss on early extinguishment of debt	668	—	4,858
Other (income) expenses, net	54	(864)	(1,893)

Income before income taxes	41,014	44,863	28,422
Provision for income taxes	15,997	17,497	11,370

Net income	$25,017	$27,366	$17,052

Earnings per share:
Basic	$1.85	$2.06	$1.55
Diluted	$1.76	$1.98	$1.49

Weighted average number of common shares outstanding:
Basic	13,521	13,275	11,009
Diluted	14,377	13,821	11,477
The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands, except shares)

								Unearned
			Additional		Accumulated			Compensation	Total
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		- Restricted	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Stock	Equity
Balance as of June 30, 2003	10,183,713	102	24,385	54,418	(1,017)	211,400	(2,707)	(23)	75,158

Net income	—	—	—	17,052	—	—	—	—	17,052
Change in fair value of interest-rate swaps, net of tax	—	—	—	—	847	—	—	—	847

Comprehensive income									17,899

Stock options exercised	504,827	5	5,856	—	—	—	—	—	5,861
Income tax benefit of stock options exercised	—	—	1,828	—	—	—	—	—	1,828
Restricted stock	207,175	2	2,602	—	—	—	—	(2,040)	564
Stock offering	2,411,622	24	61,270	—	—	—	—	—	61,294

Balance as of June 30, 2004	13,307,337	133	95,941	71,470	(170)	211,400	(2,707)	(2,063)	162,604

Net income	—	—	—	27,366	—	—	—	—	27,366
Change in fair value of interest-rate swaps, net of tax	—	—	—	—	114	—	—	—	114

Comprehensive income									27,480

Stock options exercised	310,885	3	3,577	—	—	—	—	—	3,580
Income tax benefit of stock options exercised	—	—	1,778	—	—	—	—	—	1,778
Restricted stock	82,423	1	2,248	—	—	—	—	(1,006)	1,243

Balance as of June 30, 2005	13,700,645	137	103,544	98,836	(56)	211,400	(2,707)	(3,069)	$196,685

Net income	—	—	—	25,017	—	—	—	—	25,017
Change in fair value of interest-rate swaps, net of tax	—	—	—	—	307	—	—	—	307

Comprehensive income									25,324

Stock options exercised	56,695	1	605	—	—	—	—	—	606
Stock option expense	—	—	915	—	—				915
Income tax benefit of stock options exercised	—	—	31	—	—	—	—	—	31
Restricted stock	275,679	2	2,234	—	—	—	—	—	2,236
Reclassify unearned compensation – Restricted Stock	—	—	(3,069)	—	—			3,069	—

Balance as of June 30, 2006	14,033,019	$140	$104,260	$123,853	$251	211,400	($2,707)	$—	$225,797

The accompanying notes are an integral part of this consolidated financial statement.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2006	2005	2004
Cash flows from operating activities:
Net income	$25,017	$27,366	$17,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,494	10,778	11,456
Provision for loan losses	34,545	26,941	24,280
Provision for doubtful accounts	192	161	(21)
Non-cash expenses related to Hurricane Katrina	91	—	—
Loss on disposal of property and equipment	874	1,451	781
Deferred revenue	(3,084)	(3,477)	(2,009)
Deferred income taxes	1,237	1,792	(305)
Stock option expense	915	—	—
Compensation on restricted stock grants	2,234	1,243	564
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,940)	1,425	3,919
Loans receivable	(29,127)	(22,001)	(20,961)
Prepaid expenses, inventories and other current assets	(351)	(4,174)	1,104
Other assets	(1,685)	(3,757)	2,258
Accounts payable, accrued liabilities, and other liabilities	2,086	(2,287)	(12,481)
Money orders payable	5,727	373	(2,389)

Net cash provided by operating activities	47,225	35,834	23,248

Cash flows from investing activities:
Purchases of property and equipment, net	(18,134)	(18,951)	(7,439)
Store acquisition purchase price, net of cash received and convertible and acquisition notes issued	(20,249)	(19,107)	(6,914)

Net cash used by investing activities	(38,383)	(38,058)	(14,353)

Cash flows from financing activities:
Net increase (decrease) in revolving advances	34,000	(16,700)	(23,900)
Gross repayments of term advances	—	—	(38,269)
Repayments of acquisition notes payable	(259)	(42)	(780)
Tax benefit from stock options exercised	31	1,778	1,828
Proceeds from stock options exercised and restricted stock granted	608	3,577	5,863
Proceeds from stock offering	—	—	61,294

Net cash provided (used) by financing activities	34,380	(11,387)	6,036

Net increase (decrease) in cash and cash equivalents	43,222	(13,611)	14,931
Cash and cash equivalents, beginning of year	109,430	123,041	108,110

Cash and cash equivalents, end of year	$152,652	$109,430	$123,041

Supplemental disclosures of cash flows information:
Interest paid	$6,283	$4,319	$9,943
Income taxes paid	$14,494	$14,518	$7,403

Non-cash investing activities:
Issuance of convertible notes	$19,400	$—	$—
Issuance of acquisition notes payable	554	280	—
The accompanying notes are an integral part of these consolidated financial statements.

ACE CASH EXPRESS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operations
Ace Cash Express, Inc. (the “Company” or “ACE” or “we” or “us”) was incorporated under the laws of the state of Texas in March 1982. We operate in one line of business with two segments (company-owned and franchised operations) and provide retail financial services, such as check-cashing; small, short-term consumer loans; third-party bill-payments; money orders; wire transfers; and other transactional services to customers for a fee. On June 30, 2006, we owned and operated 1,353 stores and had 220 franchised stores, for a total network of 1,573 stores in 38 states and the District of Columbia.
Principles of Consolidation
The consolidated financial statements include the accounts of ACE and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
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
Based on an assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of the Company. We do not suggest that other risk factors, such as those discussed elsewhere in this report as well as changes in growth objectives, could not adversely impact our consolidated financial position, results of operations and cash flows in future periods.
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
For short-term or payday loans made by us, for the Republic Bank loans and First Bank of Delaware loans (both defined below) for which we act only as marketing agent and servicer for a fee from the lender, revenue constituting loan fees and interest (whether paid by the customer or the lender) is recognized ratably over the term of each loan. On March 1, 2006, we began offering and providing, through our wholly owned subsidiary, ACE Credit Services, LLC, credit services under a credit services organization (“CSO”) program in our Texas stores to customers who apply for short-term loans offered by True Financial Services, LP, an independent third-party lender. In addition to assisting customers with loan applications, if the customer is approved for and accepts the loan, we provide a letter of credit to True Financial to secure the customer’s payment obligations in the event of a default by the customer. The customer is charged a fee under the CSO program (“CSO fees”) for the provision of these credit services. The CSO fees are deferred and amortized over the term of the loan and included in short-term consumer loan fees in the accompanying consolidated statements of earnings. For financial reporting purposes, ACE Credit Services, LLC is our consolidated subsidiary and all fees received by ACE Credit Services, LLC from the CSO loan product are and will be reflected in our consolidated financial statements.
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
The components of revenues are as follows:

	Year Ended June 30,
	2006	2005	2004
	(in thousands)
Check cashing	$148,065	$131,619	$129,194
Short-term consumer loans	108,667	91,793	77,029
Bill payments	25,151	20,266	16,960
Money transfers	13,985	11,868	11,136
Money orders	6,830	6,875	6,330
Franchising	3,242	3,180	2,774
Other services	3,969	3,048	3,236

Total revenues	$309,909	$268,649	$246,659

Cash and Cash Equivalents
We consider all highly-liquid investment securities purchased with an original maturity of three months or less from the date of purchase to be cash equivalents.
Accounts Receivable, Net
Accounts receivable, net, on the consolidated balance sheets as of June 30, 2006 and 2005 were $7.7 million and $4.0 million, respectively, and include the receivable for fees payable by our the third-party lenders, (Republic Bank, First Bank of Delaware, and True Financial), the receivable for incentive payments under the agreement with MoneyGram Payment Systems, Inc., and other miscellaneous receivables net of an allowance for doubtful accounts. The allowance for doubtful accounts of $0.1 million for both June 30, 2006 and 2005, relates to the collection of miscellaneous receivables only, none of which included our third-party lenders or MoneyGram receivables because historically we have not incurred any losses on these receivables.
Loans Receivable, Net
The short-term loan products offered at our stores consist of either (1) short-term loans made or entered into by us (“ACE loans”), (2) deferred-deposit loans made or entered into by Republic Bank & Trust Company (“Republic Bank loans”), (3) multi-installment loans (20-week loans) made or entered into by First Bank of Delaware (“First Bank of Delaware loans”), or

(4) short-term loans offered under a credit services organization program and made or entered into by True Financial Services, LP (“CSO loans”). As of June 30, 2006, we were offering ACE loans in 794 of our company-owned stores, First Bank of Delaware was offering First Bank of Delaware loans in 63 of our company-owned stores in Pennsylvania and Arkansas, and True Financial was offering CSO loans at 384 of our company-owned stores in Texas. All loans and services, regardless of type, are made in accordance with state regulations, and therefore, the terms of the loans and services may vary from state to state.
Loan fees and interest include our fees and interest received from customers of our ACE loans, fees received from customers of the CSO loans, and marketing and servicing fees received from Republic Bank and First Bank of Delaware related to their loans. Loan fees and interest revenues are recognized ratably over the term of each loan, regardless of the type of revenue or loan.
In general, ACE Loans consist of providing a customer cash in exchange for the customer’s check or an Automated Clearinghouse (“ACH”) authorization to debit the customer’s bank account, along with an agreement to defer the presentment or deposit of that check or the initiation of that ACH debit on the customer’s account, as the case may be, until the deferred presentment date. The amount of the customer’s check or ACH authorization is the amount of the cash provided to the customer plus a fee to us. The term of the deferral of the check presentment or ACH debit is typically two to four weeks. During the year ended June 30, 2006, the average amount of cash provided to a customer in such a transaction was $308, and the average fee to us was $45.30. As of June 30, 2006 and 2005, the gross receivable for our ACE Loans was approximately $39.7 million and $31.8 million, respectively.
We have established a loan loss allowance regarding our economic interests in our ACE loans. Our policy for determining the loan loss allowance is generally based on historical loan loss experience, as well as the results of management’s review and analysis of the payment and collection of the loans within the last fiscal quarter. Our policy is to charge off all of our ACE loans which are 180 days or more past due. Charge-offs are applied as a reduction to the allowance for loan losses and any recoveries of previously charged off loans restore the allowance for loan losses.
Loans receivable, net, on the consolidated balance sheets as of June 30, 2006 and 2005 were $26.7 million and $20.8 million, respectively, which includes receivables for our ACE loans (but excluding any Republic Bank loans, First Bank of Delaware loans, or CSO loans, because we do not own any interest in those loans). The loan loss allowance of $13.1 million and $11.0 million as of June 30, 2006 and 2005, respectively, represented 32.9% and 34.6% of the gross loans receivable as of that date. Net loan charge-offs for the years ended June 30, 2006, 2005 and 2004, were $21.2 million, $17.9 million, and $15.0 million, respectively.
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
The liability for loan losses payable to third-party lenders as of June 30, 2006 and 2005 was as follows:

	As of June 30,
	2006	2005
	(in millions)
Republic Bank	$0.8	$4.0
First Bank of Delaware	1.6	—
True Financial (CSO loans)	2.7	—
Net loan charge-offs of third-party lender loans for the year ended June 30, 2006, 2005 and 2004 were as follows:

	As of June 30,
	2006	2005	2004
	(in millions)
Republic Bank	$9.1	$8.4	$6.5
First Bank of Delaware	1.2	—	—
True Financial (CSO loans)	—	—	—

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
Store Acquisition Accounting
We account for all store acquisitions using the purchase method of accounting. This method requires the allocation of the purchase price to individual tangible assets acquired, identifiable intangible assets acquired such as from contractual or legal rights, and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the cost of acquired assets over the net amounts assigned to assets acquired and liabilities assumed is recognized as goodwill. Any costs, including “out-of-pocket” or incremental costs directly related to the acquisition, such as fees paid to outside consultants for accounting, legal, or engineering investigations or for appraisals, are included in the cost of the acquired assets.
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
Software Development Costs
We expense costs incurred in the preliminary project stages, and thereafter capitalize costs incurred in the developing or obtaining of internal use software, including external direct costs of materials and services, as well as payroll and payroll-related costs. We capitalized $0.6 million and $0.4 million for software development costs for the years ended June 30, 2006 and 2005, respectively. The net book value of capitalized software development costs was $0.7 million and $1.0 million at June 30, 2006 and 2005, respectively.
Accounting for Impairment of Long-lived Assets
We evaluate all long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the undiscounted net cash flows they will generate.
Intangible Assets
Goodwill represents the excess of purchase price over identified net assets acquired on company-owned stores. We review goodwill annually for possible impairment. During the years ended June 30, 2006, 2005, and 2004,we completed our annual reviews and determined that the fair value of the company-owned stores reporting unit exceeded the carrying value, and as a result no impairment loss has been recorded. Covenants not to compete are amortized over the applicable period of the contract, generally ranging from two to five years. Acquired customer relationships are amortized over their expected useful lives.
Deferred Borrowing Costs

Deferred borrowing costs are amortized over the term of the corresponding financing arrangement. Amortization expenses related to deferred borrowing costs for the years ended June 30, 2006, 2005, and 2004 were $1.0 million, $1.1 million, and $2.3 million, respectively. The deferred borrowing cost balances related to our revolving advance for June 30, 2006 and 2005 were both $3.0 million, net of accumulated amortization of $0.2 million and $0.9 million, respectively. Deferred borrowing costs are reflected in other current and other noncurrent assets in the accompanying consolidated balance sheets.
In connection with our decision to discontinue operating self-service machines at H&R Block locations during the 2007 tax season, we recorded $0.7 million of expense during the third quarter of fiscal 2006 associated with the early extinguishment of the DZ bank facility which was used to fund the self-service machine operations and $0.1 million for the termination of the self-service machine lease agreements. In connection with our stock offering in April 2004, we repaid our term advances and wrote off deferred borrowing costs of $4.1 million, which was also recorded as a loss on early extinguishment of debt.
Incentive Program Accounting
We offer a free loyalty and retention program called ACE Plus which rewards customers with free phone cards, discounted transaction fees and cash rebates based on points accumulated for each customer’s check cashing transactions. We record a refund obligation as a reduction of revenue based on the cost of the expected point redemption. The accrued liability reported in current liabilities for ACE Plus incremental costs was $0.3 million and $0.2 million, as of June 30, 2006 and 2005, respectively.
Store Expenses
The direct costs incurred in operating the stores and our self-service machines have been classified as store expenses and are deducted from total revenue to determine contribution attributable to the stores. Store expenses include salary and benefit expense of store employees, rent and other occupancy costs, depreciation of store property, bank charges, armored and security costs, loan losses, net returned checks, cash shortages, and other costs incurred by the stores and for the self-service machines (whether or not located in a store). Although we do not have a contractual indemnification agreement with our security provider for the full amount of store losses, any amounts received from the security provider as compensation for losses (which have historically been minimal) are recorded in store expenses as a reduction of the loss. Any claims recovered under our crime insurance policies also are recorded in store expenses as a reduction of the loss.
Returned Checks
We charge other store expenses for losses on returned checks (which include the check fee amount) in the period such checks are returned. We credit recoveries on returned checks in the period the recovery is received.
Advertising Costs
Costs incurred for producing and communicating advertising are expensed when incurred. Advertising expenses were $5.6 million, $3.5 million, and $2.9 million, in the years ended June 30, 2006, 2005 and 2004, respectively.
Derivative Instruments and Hedging Activities
Our objective in managing our exposure to fluctuations in interest rates is to decrease the volatility of earnings and cash flows associated with changes in the applicable rates. To achieve this objective, we enter into interest-rate swap agreements. The interest-rate swaps are derivative instruments related to forecasted transactions and are considered to hedge future cash flows. The effective portion of any gains or losses are included in accumulated comprehensive income (loss) until earnings are affected by the variability of cash flows. Any ineffective portion is recognized currently into earnings. The cash flows of the interest-rate swaps are expected to be highly effective in achieving offsetting cash flows attributable to fluctuations in the cash flows of the floating-rate revolving loan facility and floating-rate term loan notes. If it becomes probable that a forecasted transaction will no longer occur, the interest-rate swap will continue to be carried on the balance sheet at fair value, and gains or losses that were deferred in accumulated comprehensive income (loss) will be recognized immediately into earnings. If the interest-rate swaps are terminated prior to their expiration dates, any cumulative gains and losses will be deferred and recognized into earnings over the remaining life of the underlying exposure. If the hedged liabilities are to be sold or extinguished, we will recognize the gain or loss on the designated financial instruments currently into earnings.
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
The associated underlying hedged liability has equaled or exceeded the notional amount for each of our interest-rate swaps throughout the existence of the interest-rate swaps, and we anticipate that it will continue to do so with respect to the swaps in effect as of June 30, 2006. The interest-rate swaps are based on the same index as their respective underlying debt. The interest-rate swaps to date have been highly effective in achieving offsetting cash flows attributable to the fluctuations in the cash flows of the hedged risk, and no amount has been required to be reclassified from accumulated comprehensive income (loss) into earnings for hedge ineffectiveness or due to excluding a portion of the value from measuring effectiveness during the years ended June 30, 2006, 2005 or 2004.
We entered into two interest-rate swaps during the fourth quarter of fiscal 2003, corresponding to our revolving-advance indebtedness under our bank credit agreement effective March 31, 2003 and our term notes under our note purchase agreement effective March 31, 2003. One of the interest-rate swaps corresponded to certain term notes which was repaid in the fourth quarter of fiscal 2004, at which time these swaps were terminated.
The interest-rate swaps resulted in a decrease of interest expense of $0.1 million for the year ended June 30, 2006 and an increase of interest expense of $0.2 million, and $0.4 million for the years ended June 30, 2005 and 2004, respectively. The average notional amounts, the related average effective swap interest rates, and the rates effective on June 30 for the years ended June 30, 2006 and 2005 are as follows:

	June 30, 2006			June 30, 2005
		Average	Ending		Average	Ending
		Effective	Effective		Effective	Effective
	Average	Swap	Swap	Average	Swap	Swap
	Notional	Interest	Interest	Notional	Interest	Interest
Corresponding Debt	Amount	Rate	Rate	Amount	Rate	Rate
	(in millions)			(in millions)
Revolving advance	$35	6.177%	6.263%	$36	5.310%	6.175%
The fair value of the interest-rate swaps increased by $0.3 million and $0.1 million, net of tax, during the years ended June 30, 2006 and 2005, respectively, which have been recorded in accumulated other comprehensive loss and other current and non-current liabilities. The estimated net amount of existing income expected to be reclassified into earnings during the next fiscal year is $0.3 million.
Accumulated comprehensive loss balances related to the interest-rate swaps are as follows (in thousands):

				Change in Accumulated Other
	Accumulated Other Comprehensive			Comprehensive Income (Loss)
	Income (Loss), Net of Tax,			for the
	as of June 30,			Year Ended June 30,
Corresponding Debt	2006	2005	2004	2006	2005
Revolving advance	$251	($56)	($170)	$307	$114
The accumulated comprehensive income as of June 30, 2006 is net of tax expense of $0.2 million and the accumulated comprehensive loss as of June 30, 2005 is net of a tax benefit of $37,000.
A summary of comprehensive income for the years ended June 30, 2006, 2005, and 2004 is presented below:

	Year Ended June 30,
	2006	2005	2004
	(in thousands)
Net income	$25,017	$27,366	$17,052
Other comprehensive income:
Unrealized gain on hedging instruments before tax expense	503	189	1,412
Tax expense	(196)	(75)	(565)

Unrealized gain on hedging instruments net of the tax expense	307	114	847

Comprehensive income	$25,324	$27,480	$17,899

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
The following table presents the components of franchise fees recognized in revenues for the years ended June 30, 2006, 2005, and 2004:

	June 30,
	2006	2005	2004
	(in thousands)
Initial fees and option to purchase fees	$536	$845	$567
Royalty fees	2,708	2,335	2,205
Other	(2)	—	2

Total franchise revenues	$3,242	$3,180	$2,774

Cash payments received under franchise agreements prior to the completion of the earnings process are deferred until the initial and optional fees are recognized in accordance with the preceding paragraph. As of June 30, 2006 and 2005, approximately $0.2 million and $0.3 million, respectively, of deferred franchise fees are recorded in other current and other non-current liabilities in the accompanying consolidated balance sheets.
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

	Year Ended June 30,
	2006	2005	2004
	(in thousands)
Net income	$25,017	$27,366	$17,052
Interest expense on convertible notes payable, net of tax benefit	260	—	—

Net income – diluted	$25,277	$27,366	$17,052

Weighted average number of common shares outstanding:
Basic	13,521	13,275	11,009
Effect of dilutive securities:
Stock options and restricted stock	423	546	468
Convertible notes payable	433	—	—

Diluted	14,377	13,821	11,477

Earnings per share:
Basic	$1.85	$2.06	$1.55
Diluted	$1.76	$1.98	$1.49

For fiscal years ended June 30, 2006, 2005, and 2004, options to purchase 118,750 shares of common stock, 96,250 shares of common stock, and 11,250, shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of those options were greater than the average market price of the common stock and, therefore, the effect would be anti-dilutive.
Fair Value of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than a forced sale or liquidation. The amounts reported in the consolidated balance sheets for trade receivables, trade payables, notes receivable, revolving advances, money order payable, and notes payable and convertible debt all approximate fair value.
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
Adoption of SFAS 123(R)
Until June 30, 2005, we accounted for our stock incentive plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Therefore, we reflected only restricted stock expense in our reported net income, because all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Effective July 1, 2005, we adopted SFAS 123(R), “Share Based Payment,” which requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the vesting period on a straight-line basis. We used the modified-prospective-transition method. Under this transition method, stock-based compensation cost recognized in the year ended June 30, 2006 includes: (a) compensation cost for all unvested stock-based awards as of July 1, 2005 that were granted prior to July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all stock-based awards granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As a result of adopting SFAS 123(R) on July 1, 2005, our income before income taxes for the year ended June 30, 2006, was $0.9 million lower than if we had continued to account for share-based compensation under APB 25.
Stock Option Expense Pro-forma Disclosures
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation for the prior periods presented:

	For the Years Ended June 30,
	2005	2004
	(in thousands,
	except per share amounts)
Net income, as reported	$27,366	$17,052

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all stock option awards, net of related tax effects	913	855

Deduct: Total stock-based non-employee director compensation expense determined under fair value based methods for all stock option awards, net of related tax effects	68	40

Pro forma net income	$26,385	$16,157

Earnings per share:
Basic – as reported	$2.06	$1.55
Basic – pro forma	$1.99	$1.47

	For the Years Ended June 30,
	2005	2004
	(in thousands,
	except per share amounts)
Diluted – as reported	$1.98	$1.49
Diluted – pro forma	$1.91	$1.41
Stock Option Grants
The following table illustrates the stock options granted during the year ended June 30, 2006, and stock option expense reported in net income and recognized in accordance with SFAS 123(R) for the employee stock incentive plan and the non-employee director stock incentive plans for year ended June 30, 2006:

Year Ended
June 30, 2006
(dollars in thousands)
Number of shares of stock options granted:
Employee stock incentive plan	43,105
1995 non-employee director stock incentive plan	—
2005 non-employee director stock incentive plan	11,250

54,355

Total stock-based compensation expense determined under fair value based methods for all stock option awards:
Employee stock incentive plan	$793
1995 non-employee director stock incentive plan	84
2005 non-employee director stock incentive plan	38

$915

Tax benefit related to stock-based compensation expense for stock option awards	$357

Restricted Stock Grants
The following table presents restricted stock granted and forfeited under our employee stock incentive plan and both of the non-employee director stock incentive plans, along with the corresponding stock-based compensation cost reflected in our reported net income for the years ended June 30, 2006, 2005 and 2004:

	Year Ended June 30,
	2006	2005	2004
	(dollars in thousands)
Number of shares of restricted stock granted:
- Employee stock incentive plan	268,650	81,650	199,075
- 1995 non-employee director stock incentive plan	—	12,250	8,750
- 2005 non-employee director stock incentive plan	15,030	—	—

	283,680	93,900	207,825

Number of shares of restricted stock forfeited:
- Employee stock incentive plan	(8,001)	(11,477)	(650)
- 1995 non-employee director stock incentive plan	—	—	—
- 2005 non-employee director stock incentive plan	—	—	—

	(8,001)	(11,477)	(650)

Stock-based compensation expense for restricted stock grants:
- Employee stock incentive plan	$1,992	$1,121	$531
- 1995 non-employee director stock incentive plan	169	122	33
- 2005 non-employee director stock incentive plan	73	—	—

	$2,234	$1,243	$564

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
Segment information for the years ended June 30, 2006, 2005, and 2004 was as follows:

	Company-owned	Franchised	Other	Total
	(in thousands, except for number of stores)
Year ended June 30, 2006:
Revenues	$306,667	$3,242	$—	$309,909

Gross margin	98,507	3,242	—	101,749
Region, headquarters, franchise expenses	(48,248)	(1,230)	—	(49,478)
Other depreciation and amortization	(3,642)	(21)	—	(3,663)
Loss on early extinguishment of debt	(668)	—	—	(668)
Interest expense	—	—	(6,872)	(6,872)
Other expenses	(54)	—	—	(54)

Income (loss) before taxes	$45,895	$1,991	($6,872)	$41,014

Total assets	$391,156	$1,378	—	$392,534

Number of stores at June 30, 2006	1,353	220	—	1,573

Year ended June 30, 2005:
Revenues	$265,469	$3,180	$—	$268,649

Gross margin	92,236	3,180	—	95,416
Region, headquarters, franchise expenses	(42,216)	(1,227)	—	(43,443)
Other depreciation and amortization	(3,075)	(19)	—	(3,094)
Interest expense	—	—	(4,880)	(4,880)
Other expenses	864	—	—	864

Income (loss) before taxes	$47,809	$1,934	($4,880)	$44,863

Total assets	$291,296	$1,325	—	$292,621

Number of stores at June 30, 2005	1,142	229	—	1,371

Year ended June 30, 2004:
Revenues	$243,885	$2,774	$—	$246,659

Gross margin	81,865	2,774	—	84,639
Region, headquarters, franchise expenses	(37,932)	(1,196)	—	(39,128)
Other depreciation and amortization	(3,881)	(12)	—	(3,893)
Interest expense	—	—	(10,231)	(10,231)
Other expenses	(2,965)	—	—	(2,965)

Income (loss) before taxes	$37,087	$1,566	($10,231)	$28,422

Total assets	$269,182	$1,080	$—	$270,262

Number of stores at June 30, 2004	1,026	204	—	1,230
3. FINANCING ARRANGEMENTS AND MONEYGRAM AGREEMENT
As of June 30, 2006 and 2005, we had borrowed $77.3 million and $43.3 million under our revolving line-of-credit facility under our credit agreement, respectively. The average amount borrowed on our revolving line-of-credit facility was $63.3 million and $54.8 million for the years ended June 30, 2006 and 2005, respectively. The prime rate effective on June 30, 2006 was 8.25% and LIBOR effective on that date was 5.375%. The prime rate effective on June 30, 2005 was 6.25% and LIBOR effective on that date was 3.375%.
Existing Credit Facilities
On February 28, 2006, we entered into a Second Amendment to amend our existing First Amended and Restated Credit

Agreement with a syndicate of bank lenders led by Wells Fargo Bank, National Association, as administrative agent for itself and the other lenders thereunder.
     The existing credit agreement provides two revolving line-of-credit facilities that expire December 31, 2010:
•	a $200 million primary revolving credit facility that is available throughout the term of the credit agreement, with the ability to request an increase in this facility of up to $25 million during the term of the credit agreement; and

•	a $75 million seasonal revolving credit facility that is available during each calendar-year-end holiday and tax season (i.e., January 1 through March 15) during the term of the credit agreement.
The outstanding balance as of June 30, 2006 was $77.3 million, with an available balance on the primary revolving credit facility of $122.7 million. The seasonal revolving credit facility of $75 million is only available during tax season.
The revolving line-of-credit facilities include, subject to certain conditions, a letter-of-credit facility from Wells Fargo Bank of up to $10 million.
     Borrowings under the credit agreement bear interest at a variable annual rate equal to, at our discretion, either:
•	The sum of (a) the greatest of (i) the prime rate publicly announced by Wells Fargo Bank, (ii) one percent plus the rate of interest on the secondary market for three-month certificates of deposit reported by the Board of Governors of the Federal Reserve System (the “Board of Governors”), multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for new negotiable nonpersonal time deposits in dollars of over $100,000 with maturities of approximately three months plus the annual assessment rate that is payable by a member of the Bank Insurance Fund classified as “well capitalized,” and (iii) the federal funds rate plus 0.5%; plus (b) a margin that varies from 0.75% to 1.75% per annum based on our debt-to-EBITDA ratio. (For this ratio, “EBITDA” is our earnings before interest, taxes, depreciation, and amortization.) This interest rate adjusts on a daily basis.

•	The sum of (a) the London Interbank Offered Rate (“LIBOR”) for (at our discretion) one-, two-, three- or six-month maturities, multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for Eurocurrency funding, plus (b) a margin that varies from 1.75% to 2.75% per annum based on our debt-to-EBITDA ratio. This interest rate adjusts, at our discretion, at one-, two-, three-, or six-month intervals, in accordance with the corresponding LIBOR.

•	The sum of (a) LIBOR for one-month maturities, plus (b) a margin that varies from 1.75% to 2.75% per annum based on our debt-to-EBITDA ratio. This interest rate adjusts on a daily basis.
     We selected the third alternative described above as the annual interest rate for our borrowings under the credit agreement, and as of June 30, 2006, that interest rate was 7.375% (calculated using LIBOR plus 2.00%). Upon an event of default under the existing credit agreement, the applicable annual interest rate is increased by three hundred basis points.
Interest on the outstanding principal amount borrowed under the existing credit agreement is payable monthly. The outstanding principal amount borrowed and all interest accrued under the primary revolving line-of-credit facility is payable on December 31, 2010. The outstanding principal amount and all interest accrued under the seasonal revolving line-of-credit facility is payable on March 15 of each year. At the end of each fiscal quarter, we must pay the lenders a commitment fee equal to 0.375% per annum of the average daily unused portion of the credit available under the existing credit agreement (which is the unused portion of the $200 million throughout the year and the unused portion of the $75 million seasonal facility from January 1 through March 15 each year). We must also pay Wells Fargo Bank an annual agency fee of $65,000 in advance on each July 30. We paid $0.8 million in arrangement fees and up-front fees relating to the existing credit agreement. We may (a) at any time reduce, in whole or in part (in $5 million increments), the available amount of the credit facilities provided in the existing credit agreement and (b) subject to certain conditions, prepay, in whole or in part, the revolving credit facilities provided by the existing credit agreement without penalty or premium.
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
As of June 30, 2006, we were in compliance with all of our covenants under the existing credit facilities. The payment and performance of our obligations under the existing credit agreement and the documents ancillary thereto are secured by liens on all or substantially all of our and its subsidiaries’ (other than Ace Funding, LLC’s) assets. All of our subsidiaries (other than Ace Funding, LLC) guaranteed our obligations under the existing credit agreement. The collateral arrangements entered into by us and our guarantor subsidiaries are substantially similar for each of Wells Fargo Bank, as administrative agent for the lenders, and MoneyGram Payment Systems, Inc., which has a subordinate lien to secure the payment and performance of our obligations under the money order agreement and under the MoneyGram Agreement. We and all of our secured creditors or agents for them entered into a First Amended and Restated Intercreditor Agreement dated as of July 30, 2004 that includes agreements regarding the priority of distributions to the lenders and MoneyGram upon foreclosure and liquidation of the collateral subject to the security agreements executed by us and our guarantor subsidiaries and certain other intercreditor arrangements. This intercreditor agreement replaced the Intercreditor Agreement dated as of March 31, 2003, as amended, that was in effect with our prior credit agreement.
Previous Credit Facilities
From July 30, 2004 until February 28, 2006, we were a party to the First Amended and Restated credit agreement with a syndicate of banks led by Wells Fargo Bank Texas, National Association as administrative agent for itself and other lenders. This credit agreement, which amended and restated the credit agreement that we originally entered into on March 31, 2003 and that was effective (as amended) throughout fiscal 2004, provided for the following two revolving line-of-credit facilities that were to expire on June 30, 2008:
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
     Borrowings under the credit agreement bear interest at a variable annual rate equal to, at our discretion, either:
•	The sum of (a) the greatest of (i) the prime rate publicly announced by Wells Fargo Bank, (ii) one percent plus the rate of interest on the secondary market for three-month certificates of deposit reported by the Board of Governors of the Federal Reserve System (the “Board of Governors”), multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for new negotiable nonpersonal time deposits in dollars of over $100,000 with maturities of approximately three months plus the annual assessment rate that is payable by a member of the Bank Insurance Fund classified as “well capitalized,” and (iii) the federal funds rate plus 0.5%; plus (b) a margin that varies from 1.25% to 2.25% per annum based on our debt-to-EBITDA ratio. (For this ratio, “EBITDA” is our earnings before interest, taxes, depreciation, and amortization.) This interest rate adjusts on a daily basis.

•	The sum of (a) the London Interbank Offered Rate (“LIBOR”) for (at our discretion) one-, two-, three- or six-month maturities, multiplied by a fraction, the numerator of which is one and the denominator of which is one minus the maximum reserve percentages required by the Board of Governors to which Wells Fargo Bank is subject for Eurocurrency funding, plus (b) a margin that varies from 2.25% to 3.25% per annum based on our debt-to-EBITDA ratio. This interest rate adjusts, at our discretion, at one-, two-, three-, or six-month intervals, in accordance with the corresponding LIBOR.

•	The sum of (a) LIBOR for one-month maturities, plus (b) a margin that varies from 2.25% to 3.25% per annum based on our debt-to-EBITDA ratio. This interest rate adjusts on a daily basis.
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
On April 23, 2003, we entered into an interest-rate swap agreement with JP Morgan Chase Bank, regarding a notional amount of $60 million, associated with the revolving advance facility under our bank credit agreement, to be effective until March 31, 2006. On May 31, 2004, the notional amount was reduced from $60 million to $30 million and increased to $45 million on January 1, 2005. On April 29, 2005, the interest-rate swap agreement was amended to reduce the notional amount to $35 million and extend the effective date from March 31, 2006 to September 30, 2006. The fixed rate effective on June 30, 2006, prior to adding the applicable margin, was 4.263%.
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
     The fair value of the interest-rate swaps is $0.4 million as of June 30, 2006, and is included in other current and noncurrent assets. The fair value of the interest-rate swaps is ($0.1) million as of June 30, 2005, and is included in other current liabilities.
     The following table provides summarized data related to the revolving advances (“Revolving Advances”) under our credit agreements effective during the fiscal years ended June 30, 2006 and 2005:

	As of and for the Years
	Ended June 30,
	2006	2005
	(in thousands, except interest rates)
Revolving advance ending balance	$77,300	$43,300

Average revolving advance balance	$63,306	$54,806

Interest expense	$4,365	$2,639
Swap (income) expense	(89)	224

Total interest expense	$4,276	$2,863

Accrued interest expense on revolving advance	$16	$7

Weighted average interest rate:
Excluding swap expense	7.50%	5.87%
Including swap (income) expense	7.40%	6.36%

Commitment fees on unused revolving advance	$421	$418
Accrued interest expense on unused revolving advance	$—	$14

The following table provides the information regarding the individual swap agreement:

							Fixed
					Interest Rate Applies		Interest
		Notional			to:		Rate
	Debt	Amount	Swap Agreement Term		Specific Term		Before
Bank Name	Type	(in millions)	Beginning	Ending	From	To	Margin
JP Morgan Chase Bank	Revolving Advances	$60	4/23/2003	9/29/2006	4/23/2003	6/30/2003	1.320%
		$60			7/1/2003	5/30/2004	1.715%
		$30			5/31/2004	6/30/2004	1.715%
		$30			7/1/2004	12/31/2004	2.965%
		$45			1/1/2005	4/29/2005	2.965%
		$35			4/30/2005	6/29/2005	2.965%
		$35			6/30/2005	3/30/2006	3.925%
		$35			3/31/2006	9/29/2006	4.263%

Wells Fargo Bank	Revolving Advances	$30	9/29/2006	9/28/2007	9/29/2006	9/28/2007	4.46%
Self-Service Machine Funding Arrangements
We placed 128 and 130 of our self-service check cashing machines in certain retail offices of H&R Block Tax Services, Inc. (“H&R Block”) during the 2006 and 2005 tax seasons, respectively. The self-service machines were made available to cash only tax refund anticipation loan checks of H&R Block customers. H&R Block was entitled to a portion of the tax fees collected varying by level of fees collected.
During fiscal 2006 and fiscal 2005, we utilized the DZ Bank funding of $190 million for the self-service machines placed in the H&R Block retail offices through an arrangement with Ace Funding LLC, our wholly owned subsidiary, as borrower, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank Frankfurt am Main, a German bank, as arranger and liquidity agent, and Autobahn Funding Company LLC, as lender. For financial reporting purposes, Ace Funding is our consolidated subsidiary and all borrowings by Ace Funding under this arrangement, all amounts paid by Ace Funding under this arrangement and all check cashing fees received by us from the self-service machines subject to this arrangement are reflected in our consolidated financial statements. All borrowings under this arrangement for the 2006 and 2005 tax seasons were repaid in full by March 31st of each tax season.
For the year ended June 30, 2006, we recorded approximately $3.1 million of revenue and a pre-tax loss of approximately $0.3 million and for the year ended June 30, 2005, we recorded approximately $3.5 million of revenue and pre-tax income of approximately $0.2 million related to these self-service machines. During the third quarter of fiscal 2006, we decided to discontinue operating self-service machines at H&R Block locations during the 2007 tax season. As a result, during the three months ended March 31, 2006, we recorded expense of $0.8 million associated with the early extinguishment of the DZ bank facility ($0.7 million), which was used to fund the self-service machine operations, and the termination of the self-service machine lease agreements ($0.1 million).
Notes Payable
As of June 30, 2006, there were two acquisition-related notes payable outstanding. Notes payable were approximately $0.6 million and $0.3 million as of June 30, 2006 and 2005, respectively. For the years ended June 30, 2006, 2005, and 2004, there was $34,000, $10,000, and $11,000, respectively, included in interest expense related to the acquisition notes payable.
Debt Maturity Schedule
Our revolving credit facility is payable on December 31, 2010. The revolving advance balance as of June 30, 2006 and 2005, was $77.3 million and $43.3 million, respectively.

Scheduled maturities of acquisition notes payable, including the $19.4 million convertible note payable to PCE related to the acquisition of 107 stores (see Note 7 to our Consolidated Financial Statements), for the years following June 30, 2006 are as follows (in thousands):

Year Ending June 30:
2007	$338
2008	272
2009	13
Remaining years	19,400

$20,023

MoneyGram Agreement
We are an agent for the receipt and transmission of wire transfers of money through the MoneyGram network. In June 2000, we signed a Money Transfer Agreement with MoneyGram Payment Systems, Inc. (“MoneyGram”), that became effective on January 1, 2001 (the “MoneyGram Agreement”). The MoneyGram Agreement provides for a revenue guarantee on acquired stores for the conversion of wire transfer services to MoneyGram from another supplier. The amount of the guarantee is equivalent to the annual aggregate wire transfer revenue for the acquired stores derived from another supplier. The amount of guarantee revenue, which represents the difference between the guarantee and our actual wire transfer service revenue from the acquired stores, under the MoneyGram Agreement and a similar preceding agreement with MoneyGram for the fiscal years ended June 30, 2006, 2005, and 2004, was approximately $1.5 million, $1.3, and $1.3 million, respectively. Accounts receivable from MoneyGram related to these guarantees as of June 30, 2006 and 2005 was $1.0 million and $0.7 million, respectively.
We agreed to offer and sell only MoneyGram wire transfer services during the term of the MoneyGram Agreement ending December 31, 2007. We earn commissions for each transmission and receipt of money through the MoneyGram network effected at a Company location. Those commissions equal varying percentages of the fees charged by MoneyGram to consumers for the MoneyGram services. If MoneyGram has paid us a bonus after January 1, 2001, the agreement will extend according to a formula which, as currently calculated, would provide for an extension through April 2009.
Under the MoneyGram Agreement, we will receive a total of approximately $12.5 million in bonuses, payable in equal monthly installments (without interest) over the seven-year term. The amount of those monthly installments will be subject to reduction if we close or sell a significant number of those locations at which MoneyGram services are offered at the beginning of the MoneyGram Agreement. In addition, we will be entitled to receive certain incentive bonuses regarding new MoneyGram service locations that it opens or acquires during the term of the MoneyGram Agreement.
During the fiscal years ended June 30, 2006, 2005, and 2004, $3.1 million, $2.9 million, and $2.6 million, respectively, of revenue was recognized related to bonuses and incentive bonuses under the MoneyGram Agreement and a similar preceding agreement with MoneyGram. The total deferred revenue related to these bonuses and incentive bonuses as of June 30, 2006 and 2005, were $4.2 million and $3.3 million and are included in other current and noncurrent liabilities in the accompanying consolidated balance sheets.
4. OTHER EXPENSES
Other store expenses consisted of the following:

	Year Ended June 30,
	2006	2005	2004
	(in thousands)
Armored and security	$9,745	$8,750	$7,954
Returns and cash shorts	7,876	7,288	9,350
Information services	3,868	3,884	5,860
Bank charges	6,218	5,839	5,093
Store supplies	4,056	4,423	4,219
Telecommunications	1,917	1,977	2,211
Advertising and marketing	5,449	2,863	2,072
Miscellaneous	4,648	3,374	3,307

	$43,777	$38,398	$40,066

Other (income) expenses, net, consisted of the following:

	Year Ended June 30,
	2006	2005	2004
	(in thousands)
Gain on sale of stores to franchisees	($515)	($1,802)	($649)
Store closing expense	394	495	410
Gain on sale of warrants issued by NetSpend	—	(132)	(1,049)
Settlements (1)	—	—	(138)
Store lease buyout (2)	—	—	(450)
Gain on sale of land in North Carolina	—	—	(95)
Other	175	575	78

	$54	($864)	($1,893)

(1)	Fiscal 2004 consists of $106,000 for additional administrative costs related to the settlement of substantially all claims in the Goleta loan-related lawsuits, $190,000 for a state regulatory settlement and the recovery of $434,000 resulting from the settlement of the Silverman lawsuit.

(2)	We received payment to terminate a store lease in Arizona to allow another retailer to occupy the location.
5. PREPAID EXPENSES, INVENTORIES, AND OTHER CURRENT ASSETS
Prepaid expenses, inventories, and other current assets consisted of the following:

	June 30,
	2006	2005
	(in thousands)
Deferred tax asset	$6,105	$6,257
Inventories	1,728	1,836
Deposits	1,597	1,774
Deferred finance costs	724	1,287
Interest rate swap	334	—
Other prepaid invoices	3,559	2,531

	$14,047	$13,685

6. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following:

	June 30,
	2006	2005
	(in thousands)
Property and equipment, at cost:
Store equipment, furniture, and fixtures	$61,341	$54,493
Land, buildings and leasehold improvements	43,118	34,215
Signs	11,484	9,433
Other property and equipment	1,596	1,484

	117,539	99,625
Less – accumulated depreciation	70,882	61,968

	$46,657	$37,657

Depreciation expense was $10.4 million, $9.1 million, and $8.8 million in fiscal 2006, 2005, and 2004, respectively.
7. ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
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
The purchase agreement provided that we pay to PCE and PCEC up to $36.0 million for the assets, of which up to $19.4 million would be evidenced by a series of convertible promissory subordinated notes, with the remaining balance to be paid in cash. The notes bear interest at 3.625% per annum which is payable quarterly, and mature on December 31, 2025 unless converted earlier by the holder, redeemed at our option on or after December 31, 2010, or required to be repurchased at the option of the holder upon a change of control of the Company. The notes are convertible into 724,692 shares of our common stock at a conversion price of $26.77. Interest expense for the year ended June 30, 2006, related to the convertible notes was $0.4 million.
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
On October 30, 2005, we consummated the acquisition of 16 stores in Arizona and 9 stores in Texas. On November 7, 2005, we consummated the acquisition of 11 stores in Florida and on November 29, we acquired the remaining stores covered under the Asset Purchase Agreement, for a total of 107 stores. We have closed one store in the normal course of business, and as of June 30, 2006, are operating 106 PCE and PCEC stores.
The results of the operations for the acquired stores have been included in the consolidated financial statements since the dates of their respective acquisitions. PCE and PCEC have agreed not to compete against us within a limited radius from the stores being acquired until September 21, 2010, and have also agreed to not solicit or hire any of our employees until September 21, 2006.
The following table presents the unaudited pro forma results of operations for the Company for the years ended June 30, 2006 and 2005 as if this acquisition had been consummated at the beginning of each of the periods presented. The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

	Unaudited Pro Forma Results of
	Operations
	for the Year Ended June 30,
	2006	2005
	(in millions, except per share amounts)
Revenues	$319.0	$294.9

Net income	$24.7	$29.1

Basic earnings per share	$1.83	$2.19
Diluted earnings per share	$1.75	$2.00
Acquisitions
The following table provides information concerning the acquisitions made during the years ended June 30, 2006, 2005, and 2004, including the PCE and PCEC acquisition:

	Year Ended June 30,
	2006	2005	2004
	(in thousands, except number of stores
	and number of transactions)
Number of stores acquired	135	74	34
Number of transactions	10	11	4
Amounts allocated to:
Goodwill	$35,675	$16,983	$6,133
Covenants not to compete	981	750	270
Acquired customer relationships	1,369	686	0

Total intangibles costs	$38,025	18,419	6,403
Property and equipment	2,150	958	511
Other assets	28	3	1,023

Total purchase price	$40,203	$19,380	$7,937

The full amount of goodwill related to acquisitions is expected to be tax deductible.
Amortizable Intangible Assets
Total intangible amortization expense for fiscal 2006, 2005, and 2004 was $1.1 million, $0.7 million, and $0.4 million, respectively.
Covenants not to compete are as follows:

	June 30,
	2006	2005
	(in thousands)
Covenants not to compete, at cost	$3,289	$2,678
Less – accumulated amortization	1,201	1,010

	$2,088	$1,668

Covenants not to compete are amortized over the applicable period of the contract. The weighted-average amortization period is 3.7 years.
Amortization expense related to the covenants not to compete for the year ended June 30, 2006 and estimated for the five succeeding fiscal years assuming current balances and no new acquisitions are as follows:

Amortization Expense for Covenants Not to Compete
For the Year Ended
June 30,	Actual	Estimated
	(in thousands)
2006	$561
2007		$606
2008		567
2009		488
2010		322
2011		105
Acquired customer relationships (which is included in other noncurrent assets on the consolidated balance sheet) are as follows:

	June 30,
	2006	2005
	(in thousands)
Acquired customer relationships, at cost	$2,064	$695
Less – accumulated amortization	725	196

	$1,339	$499

Acquired customer relationships are amortized based on anticipated turnover and are amortized over the appropriate period. The weighted-average amortization period is 4.6 years.

Amortization expense related to the acquired customer relationships for the year ended June 30, 2006 and estimated for the five succeeding fiscal years assuming current balances and no new acquisitions are as follows:

Amortization Expense for
Acquired Customer Relationships
For the Year
Ended June
30,	Actual	Estimated
	(in thousands)
2006	$529
2006		$571
2007		400
2008		248
2009		101
2010		14
Intangible Assets Not Subject to Amortization
Changes in the carrying value of goodwill for the years ended June 30, 2006 and 2005 are as follows:

	Year Ended June 30,
	2006	2005
	(in thousands)
Balance, beginning of the year	$98,702	$81,719
Goodwill from acquisitions	35,675	16,983

Balance, end of the year	$134,377	$98,702

There were no impairment losses for the years ended June 30, 2006, 2005 and 2004.
8. ACCOUNTS PAYABLE, ACCRUED LIABILITIES, AND OTHER LIABILITIES
Accounts payable, accrued liabilities and other current liabilities consisted of the following:

	2006	2005
	(in thousands)
Accrued salaries and benefits	$12,627	$9,745
Accounts payable	11,738	9,691
Payable to NetSpend	5,396	2,471
Money transfer payable	5,170	2,596
Deferred revenue	2,347	2,207
Accrued workers’ compensation	879	1,000
Income taxes payable	876	766
Payable to third-party lenders	542	2,348
Accrued bank charges	476	464
Notes payable – current	337	120
Deferred gain on sale of stores	103	161
Other accrued liabilities	5,390	4,548

	$45,881	$36,117

9. MONEY ORDER AGREEMENT
We have a money order agreement with MoneyGram, which expires on December 31, 2007. Under this agreement, we exclusively sell MoneyGram money orders that bear the ACE logo. On October 29, 2003, we entered into an amendment to the money order agreement that extended the term until December 31, 2007.
If the money order agreement is terminated under certain circumstances before the expiration of its extended term, we will be obligated to repay a portion of the bonus amounts received from MoneyGram. Our payments and other obligations to MoneyGram under the agreement are secured by a subordinated lien on our assets. Deferred revenue as of June 30, 2006 and 2005 was $0.9 million and $1.3 million, respectively, and is included in other current and noncurrent liabilities in the accompanying consolidated balance sheets. Bonus revenue of $0.8 million, $0.8 million, and $0.9 million were recognized for the years ended June 30, 2006, 2005 and 2004, respectively. Total money order revenue including commissions and fees was $6.8 million, $6.9 million, and $6.3 million for the years ended June 30 2006, 2005, and 2004, respectively.
10. NETSPEND AGREEMENT
We are a party to a written agreement with NetSpend Corporation, a prepaid payments company, whereby we offer prepaid debit cards in our stores. The Visa and MasterCard prepaid debit cards offered through NetSpend allow our customers to “load” cash onto these cards and use them wherever Visa or MasterCard debit cards are accepted. Pursuant to our agreement, we receive from the customer a portion of the purchase price of the cards and a convenience fee for loads on the cards. In addition, we receive from NetSpend an additional portion of the purchase price of the card and commissions based on the aggregate amount loaded or direct deposited on the cards, the number of purchases or ATM withdrawal transactions made with the cards and account maintenance and subscription fees paid by the customer. Our agreement with NetSpend expires on March 31, 2009, and will automatically renew for one year periods thereafter absent 365 days’ prior notice by either of the parties.
In January 2004, in conjunction with an agreement with NetSpend Corporation to distribute stored-value or debit cards at our stores, we received a warrant to purchase 1,167,264 shares of the common stock of NetSpend Corporation. In May 2004, we exercised that warrant and sold the acquired shares for a net gain of approximately $1.2 million.
11. SHAREHOLDERS’ EQUITY
Preferred Stock
Under our Articles of Incorporation, our board of directors has the power to authorize the issuance of one or more classes or series of preferred stock and to fix the designations, powers, preferences and relative, participating, optional or other rights, if any, and the qualifications, limitations, or restrictions thereof, if any. At June 30, 2006, 2005 and 2004, one million shares of preferred stock were authorized with a par value of $1.00, none of which were issued and outstanding.
Stock Incentive Plans
We sponsor the 1997 Stock Incentive Plan, which permits the grant of stock options and restricted stock to eligible employees. Employee options and restricted stock are granted at the sole discretion of the board of directors or its Compensation Committee to selected ACE employees.
We also sponsored the 1995 Non-employee Director Stock Incentive Plan which permitted the grant of stock options and restricted stock to our outside directors as part of their compensation. This plan expired in March 2005, though options granted thereunder continue to be effective, in accordance with their terms, through January 2010. The Board of Directors adopted the 2005 Non-employee Directors Stock Incentive Plan on August 23, 2005, subject to shareholder approval. At the annual shareholders’ meeting held on November 11, 2005, shareholders approved the new plan.
Outstanding options under these plans are generally exercisable annually in installments over a three- to four-year period from the date of grant at an exercise price of not less than the fair market value at the grant date. Restricted stock for all of our incentive plans are shares of our common stock that cannot be transferred by the holder until its restrictions are lifted, usually in accordance with a vesting schedule of three- to five-years from the date of grant. The following table provides comparable plan information:

	1997 Stock	Non-employee Director Stock
	Incentive	Incentive Plans:
	Plan	1995	2005
Total plan shares that may be issued upon exercise of options or grant of restricted stock:	2,115,000	229,500	200,000

Number of shares reserved for grants of options or restricted stock as of June 30, 2006	1,194,926	78,590	200,000

Types of grants:	Stock options	Stock options	Stock options
	and restricted stock	and restricted stock	and restricted stock

	1997 Stock	Non-employee Director Stock
	Incentive	Incentive Plans:
	Plan	1995	2005
Available to:	Employees	Non-employee	Non-employee
		directors	directors

Vesting period (generally):
- Options exercisable at an exercise price not less than the fair market value at the grant date	3 – 4 years annually	3 years annually	3 years annually
- Restricted stock	3 – 5 years annually	3 years annually	3 years annually

Expiration (years after option grant date):	10	10	5
Determining Restricted Stock Fair Value
Restricted stock is expensed based on the fair market value on the grant date. Prior to the adoption of SFAS 123(R), unearned compensation for grants of restricted stock equivalent to the fair value of the shares at the date of grant was recorded as a separate component of shareholders’ equity and subsequently amortized to compensation expense over the awards’ vesting period. In accordance with of SFAS 123(R), shareholders’ equity is credited commensurate with the recognition of compensation expense. All unamortized unearned compensation at June 30, 2006 was reclassified to additional paid-in capital.
Determining Stock Option Fair Value
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
Fair Value—
The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended June 30, 2006, 2005, and 2004:

				Non-employee Director Stock
	Employee Stock Incentive Plan			Incentive Plans
	For the Year Ended June 30,			For the Year Ended June 30,
	2006	2005	2004	2006	2005	2004
Expected volatility	42%	44%	46%	42%	44%	46%
Expected life (years)	4.0	4.0	4.5	4.7	4.8	4.7%
Risk-free interest rate	4.4%	3.8%	3.9%	4.4%	3.8%	3.9%
Expected forfeitures	7.2%	7.2%	3.0%	—%	—%	—%
Expected dividends	None	None	None	None	None	None

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in our statement of cash flows. In accordance with guidance in SFAS 123(R), the cash flows resulting from excess tax benefits (tax benefits related to the excess of proceeds from employee’s exercises of stock options over the stock-based compensation cost recognized for those options) are classified as financing cash flows. For the year ended June 30, 2006, we recorded $31,000 of excess tax benefits as a financing cash inflow.
Employee Stock Incentive Plan.
Exercise prices for employee options outstanding as of June 30, 2006, ranged from $8.87 to $28.12 (fair market value on dates of grant). The following table provides certain information with respect to stock options outstanding and exercisable at June 30, 2006, under the 1997 Stock Incentive Plan:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
		average	average	Stock	average
	Stock options	exercise	remaining	options	exercise
Range of exercise prices	outstanding	price	contractual life	exercisable	price
Under $10.00	175,921	$9.35	5.6	140,982	$9.39
$10.01 – $15.00	218,273	13.04	5.0	164,085	12.82
$15.01 – $20.00	108,088	17.08	3.7	104,338	17.00
$20.01 – $25.00	46,250	22.92	9.2	3,437	21.10
$25.01 – $30.00	85,000	26.70	8.5	21,248	26.70

	633,532	$15.26	5.7	434,090	$13.45

The following table summarizes stock option and restricted stock activity under the 1997 Stock Incentive Plan:

		Outstanding
		Stock	Restricted	Available for
	Reserved	Options	Stock	Grant
Shares at June 30, 2003	1,675,715	1,330,216	2,500	342,999

Increase in shares reserved	400,000	—	—	400,000
Granted	—	138,750	199,075	(337,825)
Exercised	(469,828)	(469,828)	—	—
Restrictions lapsed	—	—	—	—
Canceled	—	(91,812)	(650)	92,462

Shares at June 30, 2004	1,605,887	907,326	200,925	497,636

Granted	—	113,000	81,650	(194,650)
Exercised	(295,885)	(295,885)	—	—
Restrictions lapsed	(24,018)	—	(24,018)	—
Canceled	—	(96,871)	(11,477)	108,348

Shares at June 30, 2005	1,285,984	627,570	247,080	411,334

Granted	—	43,105	268,650	(311,755)
Exercised	(35,445)	(35,445)	—	—
Restrictions lapsed	(55,610)	—	(55,610)	—
Canceled	—	(1,698)	(8,001)	9,699

Shares at June 30, 2006	1,194,929	633,532	452,119	109,278

The following table provides additional stock option information under the 1997 Stock Incentive Plan:

		Weighted Average
			Remaining	Grant
		Option	Contractual	Date	Aggregate
		Exercise	Term	Fair	Intrinsic
Stock Options	Shares	Price	(Years)	Value	Value ($000)
Outstanding at June 30, 2003	1,330,216	$11.55

Granted	138,750	$15.27		$6.56
Exercised	(469,828)	$11.58			$6,807

		Weighted Average
			Remaining	Grant
		Option	Contractual	Date	Aggregate
		Exercise	Term	Fair	Intrinsic
Stock Options	Shares	Price	(Years)	Value	Value ($000)
Forfeited or expired	(91,812)	$11.23

Outstanding at June 30, 2004	907,326	$12.14	5.10		$12,326

Exercisable at June 30, 2004	458,399	$12.95	4.16		$5,823

Outstanding at June 30, 2004	907,326	$12.14
Granted	113,000	$25.78		$10.08
Exercised	(295,885)	$11.33			$4,727
Forfeited or expired	(96,871)	$14.68

Outstanding at June 30, 2005	627,570	$14.52	6.15		$7,118

Exercisable at June 30, 2005	342,441	$13.06	4.56		$4,365

Outstanding at June 30, 2005	627,570	$14.52
Granted	43,105	$23.38		$9.02
Exercised	(35,445)	$10.20			$400
Forfeited or expired	(1,698)	$9.47

Outstanding at June 30, 2006	633,532	$15.26	5.72		$8,875

Exercisable at June 30, 2006	434,090	13.45	4.73		$6,865
The following table provides additional restricted stock information under the 1997 Stock Incentive Plan:

		Weighted Average
			Remaining	Grant
			Contractual	Date	Aggregate
		Restricted	Term	Fair	Intrinsic
Restricted Stock	Shares	Stock Price	(Years)	Value	Value ($000)
Outstanding at June 30, 2003	2,500	$0.01

Granted	199,075	$0.01		$12.31
Exercised	—	—			—
Forfeited or expired	650	$0.01

Outstanding at June 30, 2004	200,925	$0.01	8.2		$5,160

Granted	81,650	$0.01		$25.95
Exercised	(24,018)	$0.01			$597
Forfeited or expired	(11,477)

Outstanding at June 30, 2005	247,080	$0.01	8.07		$6,313

Granted	268,650	$0.01		$23.45
Exercised	(55,610)	$0.01			$1,394
Forfeited or expired	(8,001)	$0.01

Outstanding at June 30, 2006	452,119	$0.01	7.24		$13,229

The following is the nonvested share activity for the 1997 Stock Incentive Plan for the year ended June 30, 2006:

	Number of Shares			Weighted Average Grant Date Fair Value
	Stock	Restricted		Stock	Restricted
	Options	Stock	Total	Options	Stock	Total
Nonvested June 30, 2005	285,129	247,080	532,009	$6.74	$15.93	$10.98
Granted	43,105	268,650	311,755	$9.02	$23.63	$21.61
Vested	(127,294)	(55,610)	(182,704)	$6.22	$18.52	$9.90
Forfeited	(1,498)	(8,001)	(9,499)	$4.60	$23.57	$20.58

Nonvested June 30, 2006	199,442	452,119	651,561	$7.58	$20.05	$16.23

1995 Non-employee Directors Stock Incentive Plan.
Exercise prices for options outstanding as of June 30, 2006, ranged from $8.01 to $28.24 (fair market value on dates of grant). The following table provides certain information with respect to stock options outstanding and exercisable at June 30, 2006 under the 1995 Non-employee Directors Stock Incentive Plan:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
		average	average	Stock	average
Range of exercise	Stock options	exercise	remaining	options	exercise
prices	outstanding	price	contractual life	exercisable	price
Under $10.00	45,001	$8.53	0.9	45,001	$8.53
$10.01 – $15.00	—	—	—	—	—
$15.01 – $20.00	—	—	—	—	—
$20.01 – $25.00	11,250	24.45	3.2	3,750	24.45
$25.01 – $30.00	11,250	28.24	3.4	3,750	28.24

	67,501	$14.47	1.7	52,501	$11.08

The following table summarizes stock option and restricted stock activity under the 1995 Non-employee Directors Stock Incentive Plan:

		Outstanding
		Stock	Restricted	Available for
	Reserved	Options	Stock	Grant
Shares at June 30, 2003	190,250	126,250	—	64,000

Granted	—	—	8,750	(8,750)
Exercised	(34,999)	(34,999)	—	—
Canceled	—	(5,000)	—	5,000

Shares at June 30, 2004	155,251	86,251	8,750	60,250

Granted	—	22,500	12,250	(34,750)
Exercised	(15,000)	(15,000)	—	—
Restrictions lapsed	(2,915)	—	(2,915)	—
Canceled	—	—	—	—
Expiration of plan	(25,500)	—	—	(25,500)

Shares at June 30, 2005	111,836	93,751	18,085	—

Granted	—	—	—	—
Exercised	(21,250)	(21,250)	—	—
Restrictions lapsed	(6,996)	—	(6,996)	—
Canceled	—	(5,000)	—	—
Expiration of plan	(5,000)	—	—	—

Shares at June 30, 2005	78,590	67,501	11,089	—

The following table provides additional stock option information under the 1995 Non-employee Directors Stock Incentive Plan:

		Weighted Average
			Remaining	Grant
		Option	Contractual	Date	Aggregate
		Exercise	Term	Fair	Intrinsic
Stock Options	Shares	Price	(Years)	Value	Value ($000)
Outstanding at June 30, 2003	126,250	$11.33

Granted	—	—		$—
Exercised	(34,999)	$13.18			$402
Forfeited or expired	(5,000)	$13.25

Outstanding at June 30, 2004	86,251	$11.32	2.09		$1,313

Exercisable at June 30, 2004	61,246	$11.32	1.69		$880

		Weighted Average
			Remaining	Grant
		Option	Contractual	Date	Aggregate
		Exercise	Term	Fair	Intrinsic
Stock Options	Shares	Price	(Years)	Value	Value ($000)
Outstanding at June 30, 2004	86,251	$11.32
Granted	22,500	$26.35		$11.18
Exercised	(15,000)	$14.58			$166
Forfeited or expired	—	—

Outstanding at June 30, 2005	93,751	$13.62	2.07		$1,150

Exercisable at June 30, 2005	62,916	$9.81	1.24		$991

Outstanding at June 30, 2005	93,751	$13.62
Granted	—	—		$9.02
Exercised	(21,250)	$11.53			$400
Forfeited or expired	(5,000)	$11.00

Outstanding at June 30, 2006	67,501	$14.47	1.72		$8,875

Exercisable at June 30, 2006	52,501	$11.07	1.27		$6,865
The following table provides additional restricted stock information under the 1995 Non-employee Directors Stock Incentive Plan:

		Weighted Average
			Remaining	Grant
			Contractual	Date	Aggregate
		Restricted	Term	Fair	Intrinsic
Restricted Stock	Shares	Stock Price	(Years)	Value	Value ($000)
Outstanding at June 30, 2003	—	—	—	—	—

Granted	8,750	$0.01		$27.94
Exercised	—
Forfeited or expired	—

Outstanding at June 30, 2004	8,750	$0.01	4.6		$225

Granted	12,250	$0.01		$29.66
Exercised	(2,915)	$0.01			$81
Forfeited or expired	—

Outstanding at June 30, 2005	18,085	$0.01	4.14		$462

Granted	—	—		$—
Exercised	(6,996)	$0.01			$170
Forfeited or expired	—	—

Outstanding at June 30, 2006	11,089	$0.01	3.20		$324

The following is the nonvested share activity for the 1995 Non-employee Stock Incentive Plan for the year ended June 30, 2006:

	Number of Shares			Weighted Average Grant Date Fair Value
	Stock	Restricted		Stock	Restricted
	Options	Stock	Total	Options	Stock	Total
Nonvested June 30, 2005	30,835	18,085	48,920	$8.22	$29.10	$15.94
Granted	—	—		—	—
Vested	(15,835)	(6,996)	(22,831)	6.71	28.94	13.53
Forfeited	—	—	—	—	—

Nonvested June 30, 2006	15,000	11,089	26,089	$9.81	$29.21	$18.05

2005 Non-employee Directors Stock Incentive Plan.
Exercise prices for options outstanding as of June 30, 2006, were $24.35 (fair market value on dates of grant). The following table provides certain information with respect to stock options outstanding and exercisable at June 30, 2006 under the 2005 Non-employee Directors Stock Incentive Plan:

	Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
		average	average	Stock	average
Range of exercise	Stock options	exercise	remaining	options	exercise
prices	outstanding	price	contractual life	exercisable	price
$20.01 – $25.00	11,250	24.35	9.42	—	—
The following table summarizes stock option and restricted stock activity under the 2005 Non-employee Directors Stock Incentive Plan:

		Outstanding
		Stock	Restricted	Available
	Reserved	Options	Stock	for Grant
Shares reserved August 2005	200,000	—	—	200,000
Granted	—	11,250	15,030	(26,280)
Exercised	—	—	—	—
Restrictions lapsed	—	—	—	—
Canceled	—	—	—	—

Shares at June 30, 2006	200,000	11,250	15,030	173,720

The following table provides additional stock option information under the 2005 Non-employee Directors Stock Incentive Plan:

Weighted Average
			Remaining	Grant
		Option	Contractual	Date	Aggregate
		Exercise	Term	Fair	Intrinsic
Stock Options	Shares	Price	(Years)	Value	Value ($000)
Outstanding at June 30, 2005	—	—
Granted	11,250	$24.35		$10.21
Exercised	—	—			$—
Forfeited or expired	—	—

Outstanding at June 30, 2006	11,250	$24.35	1.72		$55

Exercisable at June 30, 2006	—	$—	1.27		$—
The following table provides additional restricted stock information under the 2005 Non-employee Directors Stock Incentive Plan:

Weighted Average
			Remaining	Grant
			Contractual	Date	Aggregate
		Restricted	Term	Fair	Intrinsic
Restricted Stock	Shares	Stock Price	(Years)	Value	Value ($000)
Outstanding at June 30, 2005	—	$—	—		$—

Granted	15,030	$0.01		$24.88
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2006	15,030	$0.01	9.5		$440

The following is the nonvested share activity for the 2005 Non-employee Stock Incentive Plan for the year ended June 30, 2006:

	Number of Shares			Weighted Average Grant Date Fair Value
	Stock	Restricted		Stock	Restricted
	Options	Stock	Total	Options	Stock	Total
Nonvested June 30, 2005	—	—	—	$—	$—	$—
Granted	11,250	15,030	26,280	10.21	24.88	18.60
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Nonvested June 30, 2006	11,250	15,030	26,280	$10.21	$24.88	$18.60

Summary Information
We issue new shares of common stock upon exercise of stock options and issuance of restricted stock grants. As of June 30, 2006, there was $0.9 million of total unrecognized stock option compensation cost related to nonvested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the year ended June 30, 2006 was $0.9 million. Cash received from stock options exercised under all three plans for the year ended June 30, 2006, 2005 and 2004 was $0.6 million, $3.6 million, and $5.9 million, respectively.
As of June 30, 2006 there was $4.9 million of total unrecognized compensation cost related to nonvested restricted share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted average period of 4.2 years. The total fair value of shares vested during the year ended June 30, 2006 was $2.2 million.
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
On January 23, 2006, the previous Executive Employment Agreement with our chief executive officer was amended and restated to revise the provision under which we agreed to grant 198,000 shares of common stock as restricted stock under the 1997 Stock Incentive Plan. These shares vest based on the future market price of our common stock and are excluded from the restricted stock activity reported and based on an independent fair value assessment, we recorded expense of $29,000 during fiscal 2006 related to the grant and will record expense as these stock grants vest.
Stock Repurchase Program
In fiscal 2000, our board of directors had authorized up to $5 million for the repurchase of shares of our Common Stock on the open market or in negotiated transactions. During Fiscal 2000 and 2001, we repurchased 211,400 shares at an average price of $12.81 per share. No additional shares have been repurchased since fiscal 2001.
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
12. INCOME TAXES
The provision for income taxes consists of the following:

	Year Ended June 30,
	2006	2005	2004
	(in thousands)
Current -
Federal income tax	$12,374	$13,215	$9,617
State income tax	2,385	2,490	2,058

	14,759	15,705	11,675

Deferred -
Federal income tax	975	1,420	(234)
State income tax	263	372	(71)

	1,238	1,792	(305)

	$15,997	$17,497	$11,370

The net deferred tax asset consists of the following:

	June 30,
	2006	2005
	(in thousands)
Gross assets	$6,105	$12,981
Gross liabilities	(5,388)	(11,026)

Net deferred tax asset	$717	$1,955

The tax effect of significant temporary differences representing deferred tax assets and liabilities are as follows:

	June 30,
	2006	2005
	(in thousands)
Loan loss provision	$4,700	$4,542
Accrued liabilities and other	4,318	2,299
Deferred revenue	2,189	2,229
Depreciation and amortization	(10,490)	(7,115)

	$717	$1,955

The provisions for taxes on income as reported differ from the tax provision computed by applying the statutory federal income tax rate of 35% in each of 2006, 2005 and 2004, as follows:

	Year Ended June 30,
	2006	2005	2004
	(in thousands)
Federal income tax provision on income at statutory rate	$14,354	$15,702	$9,948
State taxes, net of federal benefit	1,722	1,795	1,421
Other	(79)	—	1

Income tax provision	$15,997	$17,497	$11,370

13. COMMITMENTS AND CONTINGENCIES
Lease Commitments
We lease our facilities and certain equipment under non-cancelable operating leases. Most of our facility leases contain options that allow us to renew leases for periods that generally range from three to nine years. At June 30, 2006, future minimum rental payments under existing leases were as follows (in thousands):

Year Ending June 30:
2007	$30,315
2008	23,444
2009	16,841
2010	11,620
2011	6,418
Remaining years	9,932

$98,570

Lease expense was approximately $28.3 million, $23.0 million, and $19.8 million, for the years ended June 30, 2006, 2005, and 2004, respectively. We periodically lease space to sub-tenants under non-cancelable operating leases. The minimum future rental payments due under existing subleases is approximately $3.2 million.
14. EMPLOYEE BENEFITS PLANS
We maintain a 401(k) savings plan (the “Benefit Plan”) on behalf of our employees. Employees may contribute up to 50% of their annual compensation to the Benefit Plan, subject to statutory maximums. The Benefit Plan provides a matching of 25% of employee contributions made to the Benefit Plan. Matching contributions for the Benefit Plan were approximately $0.3 million for each of the years ended June 30, 2006, 2005, and 2004.
We also maintain an executive non-qualified deferred compensation plan (the “Executive Benefit Plan”). Our executives may contribute up to 50% of their annual compensation and 100% of their bonus to the Executive Benefit Plan. The Executive Benefit Plan provides a match of 25% of employee contributions up to the current 401(k) savings plan deferral limit. Matching contributions for the Executive Benefit Plan were approximately $35,000, $54,000, and $23,000, for the years ended June 30, 2006, 2005 and 2004, respectively.
15. HURRICANE KATRINA
During the first quarter of fiscal 2006, we recorded a pre-tax charge of $1.7 million related to losses from Hurricane Katrina. This charge included the write-off of fixed assets and loans receivable. We have reversed $0.3 million of the original charge related to better than expected collection of outstanding loans and we received an initial insurance reimbursement payment of $0.5 million. As of June 30, 2006, six of our 22 company-owned stores in the greater New Orleans market remain closed.
16. MERGER AGREEMENT
     On June 6, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ace Holdings I, LLC, a Delaware limited liability company formed by JLL Partners Fund V, L.P. (“Ace Holdings”), and Ranger Merger Sub, Inc., a Texas corporation and a wholly-owned subsidiary of Ace Holdings (“Merger Sub”), pursuant to which Merger Sub will be merged with and into us, and we will continue as the surviving corporation (the “Merger”). Under the terms of the

Merger Agreement, at the effective time of the Merger, each outstanding share of common stock of ACE will be converted into the right to receive $30.00 in cash (the “Merger Consideration”).
     A special committee of the Company’s board of directors was established to evaluate and negotiate the merger on behalf of the Company’s board of directors and subsequently recommended that the board of directors approve and adopt the merger agreement. The special committee was comprised of all directors except Jay Shipowitz, our President and Chief Executive Officer, who may be deemed to be an affiliate of Ace Holdings as a result of arrangements with Ace Holdings or its affiliates relating to employment and an equity ownership in Ace Holdings or its affiliates. At a special meeting held on June 5, 2006, the Company’s board of directors approved and adopted the merger agreement and approved the merger.
     Completion of the Merger is subject to the satisfaction of closing conditions set forth in the Merger Agreement, including the approval by the affirmative vote of a majority of the outstanding shares of Company common stock and the receipt of certain regulatory and other approvals. We currently anticipate that the merger will close in the second quarter of fiscal 2007.
17. PENDING LAWSUITS AND SETTLEMENTS
Pending Putative Class Actions
On August 19, 2004, Donna Reuter filed in the Circuit Court for Palm Beach County, Florida, a putative class action seeking damages against us, one of our subsidiaries and some of our current and former officers alleging, among other things that certain deferred check cashing transactions conducted by us and our subsidiary at stores in Florida prior to October 1, 2002 violated Florida lending practices and usury statutes, the Florida Deceptive and Unfair Trade Practices Act and the Florida Civil Remedies for Criminal Practices Act. This lawsuit is substantially similar to a lawsuit previously filed by Wendy Betts and other individuals against the same defendants in a different judicial district in Florida in which the trial court granted summary judgment in our favor and the district court of appeals affirmed the dismissal. Ms. Betts filed a similar lawsuit against defendants unrelated to us, in the same judicial district as the current lawsuit brought by Ms. Reuter, in which the trial court granted summary judgment in favor of the defendants and the district court of appeals reversed such ruling. Because the decision of the district court of appeals in favor of Ms. Betts was appealed to the Florida Supreme Court and in conflict with the prior decision in our favor, Ms. Reuter and we agreed to stay her lawsuit against us until a decision was rendered by the Florida Supreme Court. On April 27, 2006, the Florida Supreme Court upheld the decision in favor of Ms. Betts. As a result of the recent Florida Supreme Court decision, the stay has been lifted.
On June 1, 2005, Perseveranda Goins, Marie Aficial and Antonia Torres filed in the Superior Court of the State of California for the County of San Diego, a putative class action seeking damages and injunctive relief against us and Your Financial Resource, Inc., one of our franchisees, alleging, among other things, that we and our franchisee violated various California state law requirements with respect to the making of short-term consumer loans to the plaintiffs by, among other things, failing to make proper disclosures to the plaintiffs and assessing plaintiffs’ insufficient funds fees in excess of the statutory cap. On July 1, 2005, the defendants removed the lawsuit to the United States District Court for the Southern District of California. In December 2005, Your Financial Resource, Inc. filed for bankruptcy protection and was subsequently dismissed from the lawsuit by the plaintiffs, without prejudice.
     On November 10, 2005, Latoya Jackson filed in the Superior Court for the City and County of Alameda, a putative class action seeking damages and injunctive relief against us and some of our subsidiaries alleging, among other things, that we failed to provide adequate meal periods and rest breaks to our employees as required under California law.
Because these lawsuits purport to be class actions, the amount of damages for which we might be responsible is uncertain. In addition, any such amount depends upon proof of the allegations and on the number of persons who constitute the class of plaintiffs (if permitted by the court). We intend to defend ourselves vigorously against these lawsuits.
     On June 21, 2006, The Joel & Zehava Rosenfeld Family Foundation Trust filed a purported class action lawsuit in the United States District Court, Northern District of Texas, Dallas Division on behalf of itself and all of our other public shareholders (“together with the plaintiff, the “class”), against us, Ace Holdings, Mr. Shipowitz, Robert P. Allyn, J. M. Haggar, III, Marshall B. Payne, Michael S. Rawlings, Charles Daniel Yost, Raymond C. Hemmig, and Edward W. Rose III. The plaintiff alleges that the defendants breached their fiduciary duties of loyalty, honesty and fair dealing to the shareholders because the plaintiff alleges that the consideration payable to the shareholders is at an unfair price and is a result of unfair dealing. In its complaint, the plaintiff requested that the court certify the class. In addition, the Plaintiff seeks: to enjoin us, Ace Holdings and the directors from proceeding with or consummating the merger; to invalidate and set aside the $15 million break-up fee; to rescind, set aside or award rescissory and/or compensatory damages to the class if the merger is consummated; punitive damages; costs and disbursements of the class action and reasonable attorneys’ and experts’ fees; and other relief as the court deems just and proper. We believe this lawsuit is without merit and, if negotiations with the plaintiff are unsuccessful, intend to vigorously defend against this action.

Other Incidental Proceedings
We are also involved from time to time in various other legal proceedings incidental to the conduct of our business. We believe that none of these legal proceedings, or any other threatened legal proceedings, will result in any material impact on our financial condition, results of operations or cash flows.
18. COMMON STOCK OFFERING
On April 26, 2004, we completed a registered public offering of 2,041,622 shares of our common stock at an offering price of $27.00 per share. We used the net proceeds from our sale of shares in the offering, totaling approximately $51.9 million, to repay in full the outstanding amount (approximately $30.4 million of principal and interest) of our senior subordinated secured promissory notes issued to American Capital Strategies, Ltd. With that repayment, we also paid a cash prepayment fee of approximately $0.7 million. There was no income or expense resulting from the termination of the interest-rate swap agreement associated with the notes. We also incurred non-cash charges in the fourth quarter of fiscal 2004 of approximately $4.1 million related to the write-off of deferred financing fees associated with the notes. After repayment of the notes, we used the remaining estimated net proceeds to pay down our revolving credit facilities.
On April 29, 2004, upon the underwriters’ exercise of their over-allotment option, we sold an additional 370,000 shares of our common stock at $27.00 per share. We also used the net proceeds from the sale of these additional shares, approximately $9.5 million, to pay down our revolving credit facility.
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
We restated our June 30, 2002 balance sheet to record a cumulative adjustment to retained earnings of $3.8 million related to periods prior to and including fiscal 2002. For periods subsequent to the end of fiscal 2002, we recorded a one-time non-cash after-tax adjustment of $0.6 million in the third quarter of fiscal 2005 to reflect the cumulative impact of correcting our accounting practices related to our leases. This adjustment resulted in a $0.04 reduction in diluted earnings per share in the third quarter of fiscal 2005.
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

20. SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized quarterly financial data for the fiscal years ended June 30, 2006, 2005, and 2004, are as follows:

	Unaudited
	Three Months Ended				Year Ended
	Sept 30	Dec 31	Mar 31	June 30	June 30
	(in thousands, except per share amounts)
2006:
Revenues	$66,193	$72,264	$91,161	$80,291	$309,909
Gross margin	17,287	22,419	35,596	26,447	101,749
Net income	2,865	5,004	9,851	7,297	25,017
Basic earnings per share	0.21	0.37	0.73	0.54	1.85
Diluted earnings per share	0.21	0.36	0.68	0.50	1.76

2005:
Revenues	$62,026	$64,747	$78,464	$63,412	$268,649
Gross margin	20,094	22,272	32,113	20,937	95,416
Net income	5,073	5,828	9,868	6,597	27,366
Basic earnings per share	0.38	0.43	0.72	0.49	2.06
Diluted earnings per share	0.37	0.42	0.71	0.48	1.98

2004:
Revenues	$55,701	$59,186	$73,674	$58,098	$246,659
Gross margin	17,332	19,368	29,808	18,131	84,639
Net income	3,007	3,718	8,174	2,153	17,052
Basic earnings per share	0.29	0.36	0.77	0.17	1.55
Diluted earnings per share	0.28	0.34	0.72	0.16	1.49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE
Board of Directors and Shareholders of Ace Cash Express, Inc.
We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Ace Cash Express, Inc. and Subsidiaries referred to in our report dated August 29, 2006, which is included in this Annual Report on Form 10-K. Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
/s/ GRANT THORNTON LLP
Dallas, Texas
August 29, 2006

ACE CASH EXPRESS, INC. AND SUBSIDIARIES (a)
Schedule II – Valuation and Qualifying Accounts
(in millions)

		Additions
		Charged			Balance
	Balance at	to costs	Charged		at
	beginning	and	to other		end of
Description	of period	expenses	accounts	Deductions	period
June 30, 2006:

Loan loss allowance	$11.0	$24.0	$0.7	$(21.2)	$13.1

Loan loss liability to Republic Bank	$4.0	$5.8	$—	$(9.1)	$0.8

Loan loss liability to First Bank of Delaware	$—	2.8	$—	$(1.2)	$1.6

Loan loss liability to True Financial	$—	2.7	$—	—	$2.7

June 30, 2005:

Loan loss allowance	$10.6	$18.3	$—	$(17.9)	$11.0

Loan loss liability to Republic Bank	$3.7	$8.7	$—	$(8.4)	$4.0

June 30, 2004:

Loan loss allowance	$8.7	$16.9	$—	$(15.0)	$10.6

Loan loss liability to Republic Bank	$2.9	$7.4	$—	$(6.6)	$3.7

Restructure reserve	$0.2	$—	$—	$(0.2)	$0.0

(a)	This schedule should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto.

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.79	Amendment to Installment Loan Marketing and Servicing Agreement dated as of July 28, 2006 between First Bank of Delaware and Ace Cash Express, Inc.

21	Subsidiaries of the Company.

23	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.