Form 10-K/A
period 2006-06-30
ACE CASH EXPRESS INC/TX
filed 2006-09-01
CIK 849116

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9A. CONTROLS AND PROCEDURES.
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
INDEX TO EXHIBITS
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

EXPLANATORY NOTE
We are filing this Amendment No. 1 (the “Form 10-K/A”) to our Form 10-K for the fiscal year ended June 30, 2006 (“2006 10-K”) solely to correct an administrative error regarding the inclusion of incorrect forms of the Report of Independent Registered Public Accounting Firm on the attestation of management’s assessment of our internal control over financial reporting and the Report of Independent Registered Public Accounting Firm on the audit of our financial statements located on page 60 and page 69 of the 2006 10-K, respectively. This Form 10-K/A includes the correct version of these forms. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are also filed as exhibits.
Except as described above, no other information contained in the original filing is amended hereby, and this Form 10K/A does not reflect events occurring after August 29, 2006, the date of the original filing, or modify or update any other disclosures in the original 2006 10-K.

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Part IV, Item 15(a)(1) for information required for this item.
ITEM 9A. CONTROLS AND PROCEDURES.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of Ace Cash Express, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Ace Cash Express, Inc. and Subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Ace Cash Express, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Ace Cash Express, Inc. and Subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, Ace Cash Express, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ace Cash Express, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006, and our report dated August 29, 2006, expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Dallas, Texas
August 29, 2006

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following documents are filed as part of this Report:
     (1) Financial Statements
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
/s/ GRANT THORNTON LLP
Dallas, Texas
August 29, 2006

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACE CASH EXPRESS, INC.
By:	/s/ WILLIAM S. MCCALMONT
William S. McCalmont
Executive Vice President and Chief Financial Officer

Date:	September 1, 2006

INDEX TO EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.